Form 10-K
period 1994-12-31
COMCAST CORP
filed 1995-02-28
CIK 22301

FORM 10-K
                         ------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
              (Mark One)
             [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                   FOR THE FISCAL YEAR ENDED

                               DECEMBER 31, 1994

                                       OR
             [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
                   FOR THE TRANSITION PERIOD FROM ___________ TO ____________

                         Commission file number 0-6983


                              COMCAST CORPORATION
                            [GRAPHIC OMITTED - LOGO]



             (Exact name of registrant as specified in its charter)

          PENNSYLVANIA                                     23-1709202
(State or other jurisdiction of                              (I.R.S.
incorporation or organization)                     Employer Identification No.)

    1500 Market Street, Philadelphia, PA                    19102-2148
 (Address of principal executive offices)                   (Zip Code)

       Registrant's telephone number, including area code: (215) 665-1700
                        --------------------------------
          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                      NONE
                       ---------------------------------
          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
           Class A Common Stock, $1.00 par value
           Class A Special Common Stock, $1.00 par value
           Zero Coupon Convertible Subordinated  Notes Due 1995
           3-3/8% / 5-1/2% Step-up Convertible Subordinated Debentures Due 2005 1-1/8% Discount Convertible Subordinated Debentures Due 2007
                          ----------------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

            Yes     X                                     No
                ---------                                      --------

                           --------------------------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to
this Form 10-K.                                                       [    ]
                           --------------------------
As of February 1, 1995, the aggregate market value of the Class A Common Stock held by non-affiliates of the Registrant was not less than $540 million.
                           --------------------------
As of February 1, 1995, there were 191,794,271 shares of Class A Special Common Stock, 39,019,809 shares of Class A Common Stock and 8,786,250 shares of Class B Common Stock outstanding.
                           --------------------------
                      DOCUMENTS INCORPORATED BY REFERENCE
Part III - The Registrant's definitive Proxy Statement for its Annual Meeting of Shareholders presently scheduled to be held in June 1995.

                              COMCAST CORPORATION
                          1994 FORM 10-K ANNUAL REPORT

                               TABLE OF CONTENTS


                                     PART I

Item 1    Business.......................................................................................1

Item 2    Properties....................................................................................18

Item 3    Legal Proceedings.............................................................................18

Item 4    Submission of Matters to a Vote of Security Holders...........................................19

Item 4A   Executive Officers of the Registrant..........................................................19

                                    PART II

Item 5    Market for the Registrant's Common Equity and
              Related Stockholder Matters...............................................................21

Item 6    Selected Financial Data.......................................................................22

Item 7    Management's Discussion and Analysis of
              Financial Condition and Results of Operations.............................................23

Item 8    Financial Statements and Supplementary Data...................................................30

Item 9    Changes in and Disagreements with
              Accountants on Accounting and Financial Disclosure........................................54

                                    PART III

Item 10   Directors and Executive Officers of the Registrant............................................54

Item 11   Executive Compensation........................................................................54

Item 12   Security Ownership of Certain Beneficial
              Owners and Management.....................................................................54

Item 13   Certain Relationships and Related Transactions................................................54

                                    PART IV

Item 14   Exhibits, Financial Statement Schedules and Reports
              on Form 8-K...............................................................................55

SIGNATURES .............................................................................................64

                           --------------------------


This Annual Report on Form 10-K for the year ended December 31, 1994, at the time of filing with the Securities and Exchange Commission, modifies and supersedes all prior documents filed pursuant to Sections 13, 14 and 15(d) of the Securities Exchange Act of 1934 for purposes of any offers or sales of any securities after the date of such filing pursuant to any Registration Statement or Prospectus filed pursuant to the Securities Act of 1933 which incorporates by reference this Annual Report.

                                     PART I

ITEM 1       BUSINESS

Comcast Corporation and its subsidiaries (the "Company") is engaged in the development, management and operation of cable and cellular telephone communications systems and the production and distribution of cable programming (see "General Developments of Business"). The Company's consolidated domestic cable operations served more than 3.3 million subscribers and passed more than
5.5 million homes as of December 31, 1994. The Company owns a 50% interest in Garden State Cablevision L.P. ("Garden State"), a cable communications company serving approximately 195,000 subscribers and passing approximately 288,000 homes. In the United Kingdom ("UK"), a subsidiary of the Company, Comcast UK Cable Partners Limited ("Comcast UK Cable"), is constructing a cable telecommunications network that will pass approximately 229,000 homes and holds investments in cable television and telecommunications companies which have the potential to serve an additional 1.2 million homes. The Company provides cellular telephone communications services pursuant to licenses granted by the Federal Communications Commission ("FCC") in markets with a population of over
7.9 million, including the area in and around the City of Philadelphia, Pennsylvania, the State of Delaware and a significant portion of the State of New Jersey.

The Company was organized in 1969 under the laws of the Commonwealth of Pennsylvania and has its principal executive offices at 1500 Market Street, Philadelphia, Pennsylvania, 19102-2148, (215) 665-1700.

                 FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

See Note 12 to the Company's consolidated financial statements for information about the Company's operations by industry segment.

                        GENERAL DEVELOPMENTS OF BUSINESS

QVC

In February 1995, the Company and Tele-Communications, Inc. ("TCI") acquired all of the outstanding stock of QVC, Inc. ("QVC") for $46, in cash, per share. The total cost of acquiring the outstanding shares of QVC not previously owned by the Company and TCI (approximately 65% of such shares on a fully diluted basis) was approximately $1.4 billion. Following the acquisition, the Company and TCI own, through their respective subsidiaries, 57.45% and 42.55%, respectively, of QVC. The Company will account for the QVC acquisition under the purchase method of accounting and QVC will be consolidated with the Company beginning in February 1995.

The acquisition of QVC, including the exercise of certain warrants held by the Company, was financed with cash contributions from the Company and TCI of $296.3 million and $6.6 million, respectively, borrowings of $1.1 billion under a $1.2 billion QVC credit facility and existing cash and cash equivalents held by QVC.

QVC is a nationwide general merchandise retailer, operating as one of the leading televised shopping retailers in the United States. Through its merchandise-focused television programs (the "QVC Service"), QVC sells a wide variety of products directly to consumers. The QVC Service currently reaches approximately 50 million cable television subscribers in the United States.

The day to day operations of QVC will, except in certain limited circumstances, be managed by the Company. With certain exceptions, direct or indirect transfers to unaffiliated third parties by the Company or TCI of any stock in QVC are subject to certain restrictions and rights in favor of the other.

Liberty Media Corporation ("Liberty"), a wholly-owned subsidiary of TCI, may, at certain times following February 9, 2000, trigger the exercise of certain exit rights. If the exit rights are triggered, the Company has first right to purchase Liberty's stock in QVC at Liberty's pro rata portion of the fair market value (on a going concern or liquidation basis, whichever is higher, as determined by an appraisal process) of QVC. The Company may pay Liberty for such stock, subject to certain rights of Liberty to consummate the purchase in the most tax-efficient method available, in cash, the Company's promissory note maturing not more than three years after issuance, the Company's equity securities or any combination thereof. If the Company elects not to purchase the stock of QVC held by Liberty, then Liberty will have a similar right to purchase the stock of QVC held by the Company. If Liberty elects not to purchase the stock of QVC held by the Company, then Liberty and the Company will use their best efforts to sell QVC.

Maclean Hunter

On December 22, 1994, the Company, through Comcast MHCP Holdings, L.L.C. (the "LLC"), acquired the U.S. cable television and alternate access operations of Maclean Hunter Limited ("Maclean Hunter") from Rogers Communications Inc. and all of the outstanding shares of Barden Communications, Inc. (collectively, such acquisitions are referred to as the "Maclean Hunter Acquisition") for approximately $1.2 billion (subject to certain adjustments) in cash. The Company and the California Public Employees' Retirement System ("CalPERS") invested approximately $305.0 million and $250.0 million, respectively, in the LLC, which is owned 55% by a wholly-owned subsidiary of the Company and 45% by CalPERS, and is managed by the Company. The Maclean Hunter Acquisition, including certain transaction costs, was financed with cash contributions from the LLC of $555.0 million and borrowings of $715.0 million under an $850.0 million Maclean Hunter credit facility. At any time after December 18, 2001, CalPERS may elect to liquidate its interest in the LLC at a price based upon the fair value of CalPERS' interest in the LLC, adjusted, under certain circumstances, for certain performance criteria relating to the fair value of the LLC or to the Company's common stock. Except in certain limited circumstances, the Company, at its option, may satisfy this liquidity arrangement by purchasing CalPERS' interest for cash, through the issuance of the Company's common stock (subject to certain limitations) or by selling the LLC. The Maclean Hunter Acquisition was accounted for under the purchase method of accounting and Maclean Hunter is consolidated with the Company as of December 31, 1994.

Comcast UK Cable

On September 27, 1994, Comcast UK Cable consummated an initial public offering (the "IPO") of 15 million of its Class A Common Shares for net proceeds of $209.4 million. Contemporaneously with the IPO, the Company and UK Cable Partners Limited ("UKCPL"), which is owned by Warburg, Pincus Investors, L.P. and Bankers Trust Investments PLC, restructured their interests in Comcast UK Cable and terminated UKCPL's right to exchange its equity interests in Comcast UK Cable for convertible debt of the Company (the "Exchange Option"). As a result of the IPO and the restructuring, the Company beneficially owns approximately 31.2% of the total outstanding Comcast UK Cable common shares. Because the Class A Common Shares are entitled to one vote per share and the Class B Common Shares are entitled to ten votes per share, the Company, through its ownership of the Class B Common Shares, controls approximately 81.9% of the total voting power of all outstanding Comcast UK Cable common shares and continues to consolidate Comcast UK Cable. As a result of the termination of the Exchange Option and consummation of the IPO, the Company recorded an aggregate minority interest liability in Comcast UK Cable of $261.4 million. The Company has recorded the increase in its proportionate share of Comcast UK Cable's net assets as an increase in additional capital of $59.3 million.

Heritage

On January 26, 1995, the Company exchanged its interest in Heritage Communications, Inc. with TCI for Class A common shares of TCI with a fair market value of approximately $290 million. Shortly thereafter, the Company sold certain of these shares for total proceeds of approximately $188 million. As a result of these transactions, the Company will recognize a pre-tax gain of $141 million in the first quarter of 1995.

Telecommunications Joint Venture

On October 25, 1994, the Company announced a joint venture ("WirelessCo") with Sprint Corporation ("Sprint"), TCI and Cox Cable Communications, Inc. ("Cox") to provide wireless communications services. WirelessCo is owned 40% by Sprint, 30% by TCI and 15% each by the Company and Cox. WirelessCo is participating in the first of several FCC auctions of blocks of spectrum for licenses to provide
Personal Communications Services ("PCS"), having filed an application to participate in 39 of 51 Major Trading Area ("MTA") markets nationwide. As of February 21, 1995, WirelessCo's aggregate bids for 38 licenses covering a total population of 168 million were $1.975 billion. There can be no assurances that WirelessCo will be successful in bidding for or otherwise obtaining PCS licenses for these or other MTAs. The Company has obtained letter of credit commitments sufficient to cover its 15% share of the cost of PCS licenses for which WirelessCo is the successful bidder. The Company may have material additional capital requirements relating to the buildout of PCS systems if WirelessCo is successful in the PCS bidding process. WirelessCo is accounted for under the equity method of accounting.

The parties have also signed a joint venture formation agreement which provides the basis upon which they will develop definitive agreements for their local wireline telecommunications activities. The parties anticipate that the wireline joint venture will be owned in the same percentages as WirelessCo. The parties' ability to provide such local services on a nationwide basis, and the timing thereof, will depend upon, among other things, the removal or modification of legal barriers to local telephone competition. The parties anticipate that Teleport Communications Group ("TCG"), which is owned 20% by the Company and by other cable television operators, including TCI and Cox, will be contributed to the local telephone venture. TCG is an alternative provider of local telephone services. The contribution of TCG to the venture is expected to be subject to certain conditions, including obtaining necessary governmental and other approvals.

Cable Rate Regulation Developments

On March 30, 1994, the FCC: (i) modified its existing benchmark methodology to require, absent a successful cost-of-service showing, reductions of approximately 17% in the rates for regulated cable services in effect on September 30, 1992, adjusted for inflation, channel modifications, equipment costs and increases in certain operating costs. The modified benchmarks and regulations are generally designed to cause an additional 7% reduction in the rates for regulated cable services on top of the rate reductions implemented by the Company in September 1993 under the prior FCC benchmarks and regulations;
(ii) adopted interim regulations to govern cost-of-service showings by cable operators, establishing an industry-wide 11.25% after tax rate of return and a rebuttable presumption that acquisition costs above original historic book value of tangible assets should be excluded from the rate base; and (iii) reconsidered, among other matters, its regulations concerning rates for the addition of regulated services and the treatment of packages of "a la carte" channels (see "Legislation and Regulation").

In July 1994, the Company reduced rates for regulated services in the majority of its cable systems to comply with the modified benchmarks and regulations. In addition, the Company is currently seeking to justify existing rates in certain other of its cable systems on the basis of cost-of-service showings; however, the interim cost-of-service regulations promulgated by the FCC do not support positions taken by the Company in its cost-of-service filings to date. The Company's reported cable service income reflects the estimated effects of cable regulation. The Company is seeking reconsideration by the FCC of the interim cost-of-service regulations and, if unsuccessful in justifying existing rates under cost-of-service regulations, intends to seek judicial relief. However, no assurance can be given that the Company will be able to offset, to any substantial degree, the adverse impact of rate reductions in compliance with the modified benchmarks and regulations or that it will be successful in cost-of-service proceedings. If the Company is not successful in such efforts, and there is no legislative, administrative or judicial relief in these matters, the FCC regulations will continue to adversely affect the Company's results of operations.

On November 10, 1994, the FCC announced modified "Going Forward" rules which, among other things, permit cable operators to charge an additional $0.20 per month per channel for channels added to the cable programming services tier, up to a maximum of six channels, and to recover an additional $0.30 in monthly fees paid to programmers for such channels. The ruling applies to channels added between May 15, 1994 and December 31, 1996 and became effective January 1, 1995. The FCC concurrently announced regulations permitting cable operators to create new product tiers which would generally not be subject to rate regulation. The Company is currently reviewing the ruling and is unable to predict the effect on its future results of operations.

                    DESCRIPTION OF THE COMPANY'S BUSINESSES

                              Cable Communications

General

A cable communications system receives signals by means of special antennae, microwave relay systems and earth stations. The system amplifies such signals, provides locally originated programs and ancillary services and distributes programs to subscribers through a fiber optic and coaxial cable system.

Cable communications systems generally offer subscribers the signals of all national television networks; local and distant independent, specialty and educational television stations; satellite-delivered non-broadcast channels; locally originated programs; educational programs; home shopping and public service announcements. In addition, each of the Company's systems offer, for an extra monthly charge, one or more special services ("Pay Cable") such as Home

Box Office (Registered Trademark), Cinemax (Registered Trademark), Showtime (Registered Trademark), The Movie Channel (Trademark) and The (Copyright)Disney Channel, which generally offer, without commercial interruption, feature motion pictures, live and taped sports events, concerts and other special features. A majority of the Company's systems offer pay per view services, which permit a subscriber to order, for a separate fee, movies and individual events.

Cable communications systems are generally constructed and operated under non-exclusive franchises granted by state or local governmental authorities. Franchises typically contain many conditions, such as time limitations on commencement or completion of construction; conditions of service, including number of channels, types of programming and free service to schools and other public institutions; and the maintenance of insurance and indemnity bonds. The provisions of franchises are subject to both the Cable Communications Policy Act of 1984 (the "1984 Cable Act") and the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act"-and together with the 1984 Cable Act, the "Cable Acts" -- see "Legislation and Regulation").

The Company's franchises typically provide for periodic payments to the governmental authority of franchise fees of up to 5% of revenues derived from the operation of the cable system. Franchises are generally nontransferable without the consent of the governmental authority. The Company's franchises generally were granted for an initial term of 15 years. Although franchises historically have been renewed and, under the Cable Acts, should continue to be renewed for companies that have provided adequate service and have complied generally with franchise terms, renewal may be more difficult as a result of the 1992 Cable Act and may include less favorable terms and conditions. Furthermore, the governmental authority may choose to award additional franchises to competing companies at any time (see "Competition" and "Legislation and Regulation").

Company's Systems

The table below sets forth a summary of Homes Passed and Cable Subscriber information for the Company's domestic cable communications systems for the five years ended December 31, 1994, including the consolidated systems of Maclean Hunter as of December 31, 1994. This table does not reflect Homes Passed or subscriber information for the Company's investment in Garden State.


                                                                       At December 31,
                                                1994         1993           1992         1991       1990
                                                ----         ----           ----         ----       ----
                                                                       (In thousands)

Homes Passed (1)
Consolidated Systems (2)                        5,491        4,211           4,154        4,218      4,127
Managed Systems (3)                                34           58              57           57         57

Cable Subscribers (4)
Consolidated Systems (2)                        3,307        2,648           2,583        2,474      2,402
Managed Systems (3)                                22           37              36           35         34
- ---------------

  (1) A home is deemed "passed" if it can be connected to the distribution system without further extension of the transmission lines.
  (2) Consists of systems whose financial results are consolidated with those of the Company as well as 50% of the Homes Passed and Cable Subscribers of Storer Communications, Inc. ("Storer") prior to 1992. Homes Passed decreased in 1992 due to the difference between 50% of the total of Storer's Homes Passed as set forth for the years prior to 1992 and those Homes Passed received in the Storer split-off (see Note 2 to the Company's consolidated financial statements).
  (3) Consists of systems managed by the Company in which the Company has less than a 50% interest. The decrease from 1993 to 1994 is a result of the Company's acquisition of a Managed System.
  (4) A dwelling with one or more television sets connected to a system is counted as one Cable Subscriber.


Revenue Sources

The Company's cable communications systems offer varying levels of service, depending primarily on their respective channel capacities. At December 31, 1994, substantially all of the Company's systems had the capacity to carry in excess of 35 channels.

Monthly service rates and related charges vary in accordance with the type of service selected by the subscriber. The Company may receive an additional monthly fee for Pay Cable service, the charge for which varies with the type and level of service selected by the subscriber. Additional charges are often imposed for installation services, commercial subscribers, program guides and other services. The Company also generates revenue from pay per view services and advertising sales. Subscribers typically pay on a monthly basis and
generally  may  discontinue   services  at  any  time  (see   "Legislation   and
Regulation").

Programming and Suppliers

The Company generally pays either a monthly fee per subscriber or a percentage of the Company's gross receipts for basic services, cable programming services and premium programming services. Some of the programming suppliers provide volume discount pricing structures or offer marketing support to the Company.

National manufacturers are the primary sources of supplies, equipment and materials utilized in the construction and upgrading of the Company's cable communications systems. Construction, rebuild and upgrade costs for these systems have increased during recent years and are expected to continue to increase as a result of the need to construct increasingly complex systems, overall demand for labor and other factors.

UK Activities

The Company beneficially owns an approximate 31.2% equity interest and controls approximately 81.9% of the total voting power of Comcast UK Cable. Comcast UK Cable owns interests in three operating companies (the "Operating Companies"):
Birmingham Cable Corporation Limited ("Birmingham Cable"), in which Comcast UK Cable owns a 27.5% interest, Cable London PLC ("Cable London"), in which Comcast UK Cable owns a 48.9% interest, and Cambridge Holding Company Limited ("Cambridge Cable"), in which Comcast UK Cable owns a 50.0% interest. The Operating Companies provide integrated cable television, residential telephone and business telecommunications services to subscribers in their respective franchise areas. In addition, on June 20, 1994, Comcast UK Cable acquired the franchises for Darlington and Teesside (collectively, the "Teesside Franchises") which comprise an area with approximately 229,000 homes. In January 1995, Cambridge Cable was awarded licenses to provide cable communications services to an additional 205,000 homes.

Operating Companies' Systems

The table below sets forth Homes Passed, Cable Subscriber and Telephony Subscriber information for the Operating Companies' cable communications systems for the five years ended December 31, 1994.

                                                                       At December 31,
                                                1994         1993           1992         1991       1990
                                                ----         ----           ----         ----       ----
                                                                         (In thousands)
Homes Passed (1) (2)
Birmingham Cable                                  227          156             104           39          2
Cable London                                      171          121              78           49         10
Cambridge Cable                                   115           75              36            5

Cable Subscribers (2) (3)
Birmingham Cable                                   73           55              35           12
Cable London                                       42           30              20            9          2
Cambridge Cable                                    30           16               6            1

Telephony Subscribers (2)
Birmingham Cable                                   59           36              23            3
Cable London                                       32           18              12            3
Cambridge Cable                                    34           12

(1) A home is deemed "passed" if it can be connected to the distribution system without further extension of the transmission lines.
(2) Homes Passed, Cable Subscribers and Telephony Subscribers have not been adjusted for the Company's proportionate ownership interests in the respective Operating Companies.
(3) A dwelling with one or more television sets connected to a system is counted as one Cable Subscriber.

Development and construction of the cable/telephony systems of the Teesside Franchises commenced in the third quarter of 1994. Based on its December 31, 1994 proportionate ownership interests in the Operating Companies, including the Teesside Franchises, Comcast UK Cable's interests represent approximately 700,000 homes.

Competition

Cable communications systems face competition from alternative methods of receiving and distributing television signals and from other sources of news, information and entertainment such as off-air television broadcast programming, newspapers, movie theaters, live sporting events, interactive computer programs and home video products, including videotape cassette recorders. The extent to which cable service is competitive depends, in part, upon the cable system's ability to provide, at a reasonable price to consumers, a greater variety of programming than that available off-air or through other alternative delivery sources (see "Legislation and Regulation").

Recent FCC and judicial decisions, if upheld by appellate courts, will enable local telephone companies to provide a wide variety of "video dialtone" services competitive with services provided by cable systems and to provide cable services directly to subscribers (see "Legislation and Regulation"). Various local telephone companies have requested regulatory approval for the initiation of video programming services. Cable systems could be placed at a competitive disadvantage if the delivery of video programming services by local telephone companies becomes widespread since cable systems are required to obtain local franchises to provide cable service and must comply with a variety of obligations under such franchises. Issues of cross-subsidization by monopoly local telephone companies pose strategic disadvantages for cable operators seeking to compete with local telephone companies who provide video services. The Company cannot predict at this time the likelihood of success of video programming ventures by local telephone companies or the impact on the Company of such competitive ventures.

Cable systems generally operate pursuant to franchises granted on a non-exclusive basis. The 1992 Cable Act gives local franchising authorities control over basic cable service rates, prohibits franchising authorities from unreasonably denying requests for additional franchises and permits franchising authorities to operate cable systems (see "Legislation and Regulation"). Well-financed businesses from outside the cable industry (such as the public utilities which own certain of the poles on which cable is attached) may become competitors for franchises or providers of competing services. The costs of operating a cable system where a competing service exists (referred to in the cable industry as an "overbuild") will be substantially greater than if there were no competition present. Actual and potential overbuilds exist in several of the Company's systems.

Cable operators face additional competition from private satellite master antenna television ("SMATV") systems that serve condominiums, apartment complexes and private residential developments. The operators of these SMATV systems often enter into exclusive agreements with apartment building owners or homeowners' associations. While the 1984 Cable Act gives a franchised cable operator the right to use existing compatible easements within its franchise area on nondiscriminatory terms and conditions, there have been conflicting judicial decisions interpreting the scope of the access right granted to serve such private property. Various states have enacted laws to provide franchised cable systems access to such private residential complexes. These laws have been challenged in the courts with varying results. Due to the widespread availability of reasonably priced earth stations, SMATV systems now can offer both improved reception of local television stations and many of the same satellite-delivered program services offered by franchised cable systems. The ability of the Company to compete for subscribers in communities served by SMATV operators is uncertain.

The availability of reasonably-priced home satellite dish earth stations ("HSD") enables individual households to receive many of the satellite-delivered program services formerly available only to cable subscribers. Furthermore, the 1992 Cable Act contains provisions, which the FCC has implemented with regulations, to enhance the ability of HSD owners and other cable competitors to purchase certain satellite-delivered cable programming at competitive costs.

In recent years, the FCC has adopted policies providing a more favorable operating environment for new and existing technologies that provide, or have the potential to provide, substantial competition to cable systems. These technologies include, among others, the direct broadcast satellite ("DBS") service whereby signals are transmitted by satellite to receiving facilities located on the premises of subscribers. Programming is currently available to the owners of HSDs through conventional, medium and high-powered satellites. One consortium comprised of cable operators, including the Company and a satellite company, commenced operation in 1990 of a medium-power DBS satellite system using the Ku portion of the frequency spectrum and currently provides service consisting of approximately 65 channels of programming, including broadcast signals and pay-per-view services. Two companies began offering nationwide DBS service in 1994 accompanied by extensive marketing efforts. Several other companies are preparing to have high-power DBS systems in place. DBS systems are expected to use video compression technology to increase the channel capacity of their systems to provide movies, broadcast stations and other program services competitive to those of cable systems. The extent to which DBS systems are competitive to the service provided by cable systems depends, among other things, on the availability of reception equipment at reasonable prices and on the ability of DBS operators to provide competitive programming.

Cable communications systems also compete with wireless program distribution services such as multichannel, multipoint distribution service ("MMDS") which use low power microwave frequencies to transmit video programming over-the-air to subscribers. There are MMDS operators who are authorized to provide or are providing broadcast and satellite programming to subscribers in areas served by the Company's cable systems. Additionally, the FCC recently initiated a rulemaking proceeding in which it proposed to allocate frequencies in the 28 GHz band for a new multichannel wireless video service similar to MMDS. The Company is unable to predict whether wireless video services will have a material impact on its operations.

Other new technologies may become competitive with non-entertainment services that cable communications systems can offer. The FCC has authorized television broadcast stations to transmit textual and graphic information useful both to consumers and to businesses. The FCC also permits commercial and non-commercial FM stations to use their subcarrier frequencies to provide non-broadcast services including data transmissions. The FCC established an over-the-air Interactive Video and Data Service that will permit two-way interaction with commercial and educational programming along with informational and data services. Telephone companies and other common carriers also provide facilities for the transmission and distribution of data and other non-video services. The FCC is currently conducting spectrum auctions for licenses to provide PCS. PCS could enable license holders, including cable operators, to provide voice and data services as well as video programming (see "Cellular Telephone Communications").

Advances in communications technology as well as changes in the marketplace and the regulatory and legislative environment are constantly occurring. Thus, it is not possible to predict the effect that ongoing or future developments might have on the cable industry.

Legislation and Regulation

The cable communications industry currently is regulated by the FCC, some state governments and most local governments. In addition, legislative and regulatory proposals by the Congress and federal agencies may materially affect the cable communications industry. The following is a summary of federal laws and regulations materially affecting the growth and operation of the cable communications industry and a description of certain state and local laws.

The Cable Acts, both of which amended the Communications Act of 1934 (the "Communications Act"), establish a national policy to guide the development and regulation of cable systems. Principal responsibility for implementing the policies of the Cable Acts is allocated between the FCC and state or local franchising authorities.

Rate Regulation. Prior to April 1, 1993, virtually all of the Company's cable systems were free to adjust cable rates without first obtaining governmental approval. The 1992 Cable Act authorizes rate regulation for cable communications services and equipment in communities that are not subject to "effective competition," as defined in the 1992 Cable Act. Virtually all cable communications systems are now subject to rate regulation for basic cable service and equipment by local officials under the oversight of the FCC, which has prescribed detailed criteria for such rate regulation. The 1992 Cable Act also requires the FCC to resolve complaints about rates for nonbasic cable programming services (other than programming offered on a per channel or per program basis, which programming is not subject to rate regulation) and to reduce any such rates found to be unreasonable. The 1992 Cable Act limits the ability of cable systems to raise rates for basic cable service and certain nonbasic cable programming services (collectively, the "Regulated Services").

On April 1, 1993, the FCC adopted regulations in accordance with the 1992 Cable Act governing rates that may be charged to subscribers for Regulated Services and ordered an interim freeze on existing rates. The FCC's rate regulations became effective on September 1, 1993 and the FCC's rate freeze was extended until the earlier of February 15, 1994 or the date on which a cable system's basic cable service rate was regulated by a franchising authority.

In implementing the 1992 Cable Act, the FCC adopted a benchmark methodology as the principal method of regulating rates for Regulated Services. Cable operators were also permitted to justify rates using a cost-of-service methodology. As of September 1, 1993, cable operators whose then current rates were above FCC benchmark levels were required, absent a successful cost-of-service showing, to reduce such rates to the benchmark level or by up to 10% of those rates in effect on September 30, 1992, whichever reduction was less, adjusted for equipment costs, inflation and programming modifications occurring subsequent to September 30, 1992. Effective May 15, 1994, the FCC modified its benchmark methodology to require reductions of up to 17% of the rates for Regulated Services in effect on September 30, 1992, adjusted for inflation, programming modifications, equipment costs and increases in certain operating costs. The FCC's modified benchmark regulations were designed to cause an additional 7% reduction in the rates for Regulated Services on top of any rate reductions implemented under the FCC's initial benchmark regulations.

The FCC's initial "Going Forward" regulations limited rate increases for Regulated Services to an inflation-indexed amount plus increases for channel additions and certain external costs beyond the cable operator's control, such as franchise fees, taxes and increased programming costs. Under these regulations, cable operators are entitled to take a 7.5% mark-up on certain programming cost increases. On November 10, 1994, the FCC modified these regulations and instituted a three-year flat fee mark-up plan for charges relating to new channels added to the cable programming service tier. As of January 1, 1995, cable operators may charge subscribers for channels added to the cable programming service tier after May 14, 1994, at a monthly rate of up to 20 cents per added channel, but may not make adjustments to monthly rates totalling more than $1.20 plus an additional 30 cents for programming license fees per subscriber over the first two years of the three-year period. Cable operators may charge an additional 20 cents plus the cost of the programming in the third year (1997) for one additional channel added in that year. Operators must make a one-time election to use either the 20 cents per channel adjustment or the 7.5% mark-up on programming cost increases for all channels added after December 31, 1994. The FCC is currently considering whether to modify or eliminate the regulation allowing operators to receive the 7.5% mark-up on increases in existing programming license fees.

On November 10, 1994, the FCC adopted regulations permitting cable operators to create new product tiers ("NPT") that will not be subject to rate regulation if certain conditions are met. The FCC also revised its previously adopted policy and concluded that packages of a la carte services are subject to rate regulation by the FCC as cable programming service tiers. Because of the uncertainty created by the FCC's prior a la carte package guidelines, the FCC will allow cable operators, including the Company, under certain circumstances, to treat previously offered a la carte packages as NPTs.

Franchising authorities are empowered to regulate the rates charged for additional outlets and for the installation, lease and sale of equipment used by subscribers to receive the basic cable service tier, such as converter boxes and remote control units. The FCC's rules require franchising authorities to regulate these rates on the basis of actual cost plus a reasonable profit, as defined by the FCC. Cable operators required to reduce rates may also be required to refund overcharges with interest.

Rate reductions will not be required where a cable operator can demonstrate that existing rates for Regulated Services are justified and reasonable using cost-of-service guidelines. On November 24, 1993, the FCC ruled that operators choosing to justify rates through a cost-of-service submission must do so for all Regulated Services. On February 22, 1994, the FCC adopted interim cost-of-service regulations establishing, among other things, an industry-wide 11.25% after tax rate of return on an operator's allowable rate base and a rebuttable presumption that acquisition costs above original historic book value of tangible assets should be excluded from the allowable rate base. The FCC is conducting a further rulemaking to determine whether these interim standards and regulations should be made permanent.

In July 1994, the Company reduced rates for Regulated Services in the majority of its cable systems to comply with the FCC's modified benchmarks and regulations. In addition, the Company is seeking to justify existing rates in certain of its cable systems in the States of Connecticut and New Jersey on the basis of cost-of-service showings for both its basic cable service tier (at the franchising authority) and its cable programming service tier (at the FCC); however, the FCC's interim cost-of-service regulations do not support positions taken by the Company in its cost-of-service filings to date. The Company is seeking FCC reconsideration of the interim cost-of-service regulations, FCC review of various adverse decisions issued by franchising authorities on its basic cable service rates and a determination by the FCC of the validity of cost-of-service rates for cable programming services in various systems. If unsuccessful in such efforts, the Company intends to seek judicial relief. However, no assurance can be given that the Company will be able to offset, to any substantial degree, the adverse impact of rate reductions in compliance with the FCC's modified benchmarks and regulations, or that it will be successful in cost-of-service proceedings. If the Company is not successful in such efforts, and there is no legislative, administrative or judicial relief in these matters, the FCC regulations will continue to adversely affect the Company's results of operations.

"Anti-Buy Through" Provisions. The 1992 Cable Act requires cable systems to permit subscribers to purchase video programming offered by the operator on a per channel or a per program basis without the necessity of subscribing to any tier of service, other than the basic cable service tier, unless the system's lack of addressable converter boxes or other technological limitations does not permit it to do so. The statutory exemption for cable systems that do not have the technological capability to offer programming in the manner required by the statute is available until a system obtains such capability, but not later than December 2002. The FCC may waive such time periods, if deemed necessary. Most of the Company's systems do not have the technological capability to offer programming in the manner required by the statute and thus currently are exempt from complying with the requirement.

Must Carry/Retransmission Consent. The 1992 Cable Act contains broadcast signal carriage requirements that allow local commercial television broadcast stations to elect once every three years to require a cable system to carry the station, subject to certain exceptions, or to negotiate for "retransmission consent" to carry the station. A cable system generally is required to devote up to one-third of its activated channel capacity for the mandatory carriage of local commercial television stations. Local non-commercial television stations are also given mandatory carriage rights; however, such stations are not given the option to negotiate retransmission consent for the carriage of their signals by cable systems. Additionally, cable systems are required to obtain retransmission consent for all "distant" commercial television stations (except for commercial satellite-delivered independent "superstations" such as WTBS), commercial radio stations and certain low power television stations carried by such systems after October 6, 1993.

On April 8, 1993, a special three-judge federal district court issued a decision upholding the constitutional validity of the mandatory signal carriage requirements. In June 1994, the United States Supreme Court vacated this decision and remanded it to the district court to determine, among other matters, whether the statutory carriage requirements are necessary to preserve the economic viability of the broadcast industry. The mandatory broadcast signal carriage requirements remain in effect pending the outcome of the further proceedings in the district court.

Designated Channels. The 1984 Cable Act permits franchising authorities to require cable operators to set aside certain channels for public, educational and governmental access programming. The 1984 Cable Act also requires a cable system with 36 or more channels to designate a portion of its channel capacity for commercial leased access by third parties to provide programming that may compete with services offered by the cable operator. The FCC has adopted rules regulating: (i) the maximum reasonable rate a cable operator may charge for commercial use of the designated channel capacity; (ii) the terms and conditions for commercial use of such channels; and (iii) the procedures for the expedited resolution of disputes concerning rates or commercial use of the designated channel capacity.

Franchise Procedures. The 1984 Cable Act affirms the right of franchising authorities (state or local, depending on the practice in individual states) to award one or more franchises within their jurisdictions and prohibits non-grandfathered cable systems from operating without a franchise in such jurisdictions. The 1992 Cable Act encourages competition with existing cable systems by (i) allowing municipalities to operate their own cable systems without franchises; (ii) preventing franchising authorities from granting exclusive franchises or from unreasonably refusing to award additional franchises covering an existing cable system's service area; and (iii) prohibiting (with limited exceptions) the common ownership of cable systems and co-located MMDS or SMATV systems. The 1984 Cable Act also provides that in granting or renewing franchises, local authorities may establish requirements for cable-related facilities and equipment, but not for video programming or information services other than in broad categories. Among the more significant provisions of the 1984 Cable Act is a limitation on the payment of franchise fees to 5% of cable system revenues and the opportunity for the cable operator to obtain modification of franchise requirements by the franchise authority or judicial action if warranted by changed circumstances. The Company's franchises typically provide for payment of fees to franchising authorities of 5% of "revenues" (as defined by each franchise agreement).

The 1984 Cable Act contains renewal procedures designed to protect incumbent franchisees against arbitrary denials of renewal. The 1992 Cable Act makes several changes to the renewal process which could make it easier for a franchising authority to deny renewal. Moreover, even if the franchise is renewed, the franchising authority may seek to impose new and more onerous requirements such as significant upgrades in facilities and services or increased franchise fees as a condition of renewal. Similarly, if a franchising authority's consent is required for the purchase or sale of a cable system or franchise, such authority may attempt to impose more burdensome or onerous franchise requirements in connection with a request for such consent. Historically, franchises have been renewed for cable operators that have provided satisfactory services and have complied with the terms of their franchises. The Company believes that it has generally met the terms of its franchises and has provided quality levels of service and it anticipates that its future franchise renewal prospects generally will be favorable.

Various courts have considered whether franchising authorities have the legal right to limit franchise awards to a single cable operator and to impose certain substantive franchise requirements (e.g., access channels, universal service and other technical requirements). These decisions have been somewhat inconsistent and, until the United States Supreme Court rules definitively on the scope of cable operators' First Amendment protections, the legality of the franchising process generally and of various specific franchise requirements is likely to be in a state of flux.

Ownership Limitations. The 1984 Cable Act and the FCC's regulations prohibit the common ownership, operation, control or interest in a cable system and a local television broadcast station whose predicted grade B contour (a measure of significant signal strength as defined by the FCC's rules) covers any portion of the community served by the cable system. In June 1992, the FCC revised its cross-ownership rules to permit national television networks to own cable systems under certain circumstances. As a part of the same action, the FCC also voted to recommend to Congress that the broadcast/cable cross-ownership restrictions contained in the 1984 Cable Act be repealed. Pursuant to the 1992 Cable Act, the FCC adopted rules prescribing national subscriber limits and limits on the number of channels that can be occupied on a cable system by a video programmer in which the operator has an attributable interest. The effectiveness of these FCC horizontal ownership limits has been stayed because a federal district court found the statutory limitation to be unconstitutional.

Telephone Company Ownership of Cable Systems. The 1984 Cable Act, FCC regulations, and the 1982 federal court consent decree (the "MFJ") that settled the antitrust suit against AT&T regulate the provision of video programming and other information services by telephone companies. The 1984 Cable Act codified FCC cross-ownership regulations that, in part, prohibit local exchange telephone companies, including the seven Bell Operating Companies ("BOCs"), from providing video programming directly to subscribers within their local exchange service areas, except in rural areas or by specific waiver of FCC rules. The statutory provision and corresponding FCC regulations are of particular competitive importance because telephone companies already own much of the plant necessary for cable communications operations, such as poles, underground conduit and associated rights-of-way. Many of the BOCs have initiated federal court actions challenging the statutory "telco-cable" cross-ownership restriction of the 1984 Cable Act and various federal district and appellate courts have concluded that the cross-ownership restriction violates local telephone companies' constitutional rights. Further judicial review of these decisions can be anticipated.

In 1992, the FCC modified its regulations to enable local telephone companies to provide a "video dialtone" service that would provide access for consumers to a wide variety of services now provided by cable systems, as well as new services that may develop. The FCC determined that local telephone companies must provide consumers access to video dialtone services of others on a common carrier basis and may provide directly to their telephone customers their own non-video dialtone and non-video services, subject to certain cross-subsidization safeguards. The FCC also decided to recommend to Congress that the statutory telco-cable cross-ownership restriction should be repealed and that local telephone companies should be permitted to provide video programming directly to subscribers subject to appropriate safeguards. Various parties have appealed the FCC's decision.

In its video dialtone proceeding the FCC also determined that the 1984 Cable Act and the FCC's regulatory cross-ownership restrictions do not prohibit interexchange carriers (i.e., long distance telephone companies) from entering into joint ventures with cable operators or from acquiring cable communications systems in areas where such interexchange carriers provide long distance telephone services. The FCC also concluded that local telephone companies offering broadband common carrier services to distribute video programming to subscribers and the third party programmers using such common carrier services are not required by federal law to obtain franchises from local franchising authorities in order to provide such video programming services to the public.

The ultimate outcome of the FCC's video dialtone proceeding, the BOC litigation, the FCC decisions on the video dialtone proposals of various BOCs and other local telephone companies or the appeals of the FCC's decisions described above, or the ultimate impact on the Company or its business of these judicial and administrative proceedings cannot be determined at this time.

In July 1991, the U.S. District Court responsible for the MFJ issued an opinion lifting the MFJ prohibition on the provision of information services by the BOCs. This decision was upheld on appeal and enables the BOCs to acquire or construct cable communications systems outside of their own service areas. Independent telephone companies currently may provide cable communications service outside of their service areas under the 1984 Cable Act.

The telephone industry continues to lobby Congress for legislation that will permit local telephone companies to provide video programming directly to consumers, and legislation has been introduced in Congress that would permit local telephone companies, among other things, to provide such services under certain conditions. The outcome of these FCC, legislative or judicial proceedings and proposals or the effect of such outcome on cable system operations cannot be predicted.

Pole Attachment. The Communications Act requires the FCC to regulate the rates, terms and conditions imposed by public utilities for cable systems' use of utility pole and conduit space unless state authorities can demonstrate that they adequately regulate pole attachment rates, as is the case in certain states in which the Company operates. In the absence of state regulation, the FCC administers pole attachment rates on a formula basis. In some cases, utility companies have increased pole attachment fees for cable systems that have installed fiber optic cables and that are using such cables for the distribution of non-video services. The FCC concluded that, in the absence of state regulation, it has jurisdiction to determine whether utility companies have justified their demand for additional rental fees and that the Communications Act does not permit disparate rates based on the type of service provided over the equipment attached to the utility's pole.

Other Statutory Provisions. The 1992 Cable Act precludes video programmers affiliated with cable companies from favoring cable operators over competitors and requires such programmers to sell their programming to other multichannel video distributors. This provision limits the ability of cable program suppliers affiliated with cable companies to offer exclusive programming arrangements to cable companies. The Communications Act also includes provisions, among others, concerning horizontal and vertical ownership of cable systems, customer service, subscriber privacy, commercial leased access channels, marketing practices, equal employment opportunity, franchise renewal and transfer, award of franchises, obscene or indecent programming, regulation of technical standards and equipment compatibility. The FCC has adopted regulations implementing many of these statutory provisions and it has received numerous petitions requesting reconsideration of various aspects of its rulemaking proceedings.

Other FCC Regulations. In addition to the FCC regulations noted above, there are other FCC regulations covering such areas as equal employment opportunity, syndicated program exclusivity, network program non-duplication, registration of cable systems, maintenance of various records and public inspection files, microwave frequency usage, lockbox availability, origination cablecasting and sponsorship identification, antenna structure notification, marking and lighting, carriage of local sports programming, application of the fairness doctrine and rules governing political broadcasts, limitations on advertising contained in non-broadcast children's programming, consumer protection and customer service, leased commercial access, ownership of home wiring, indecent programming, programmer access to cable systems, programming agreements, technical standards, consumer electronics equipment compatibility and DBS implementation. The FCC has the authority to enforce its regulations through the imposition of substantial fines, the issuance of cease and desist orders and/or the imposition of other administrative sanctions, such as the revocation of FCC licenses needed to operate certain transmission facilities often used in connection with cable operations.

Other bills and administrative proposals pertaining to cable television have previously been introduced in Congress or considered by other governmental bodies over the past several years on matters such as rate regulation, customer service standards, sports programming, franchising, copyright and telephone company provision of cable services. It is probable that further attempts will be made by Congress and other governmental bodies relating to the delivery of communications services.

Copyright. Cable communications systems are subject to federal copyright licensing covering carriage of television and radio broadcast signals. In exchange for filing certain reports and contributing a percentage of their revenues to a federal copyright royalty pool, cable operators can obtain blanket permission to retransmit copyrighted material on broadcast signals. The nature and amount of future payments for broadcast signal carriage cannot be predicted at this time. The possible simplification, modification or elimination of the compulsory copyright license is the subject of continuing legislative review. The elimination or substantial modification of the cable compulsory license could adversely affect the Company's ability to obtain suitable programming and could substantially increase the cost of programming that remained available for distribution to the Company's subscribers. The Company cannot predict the outcome of this legislative activity.

In October 1989, the special rate court of the U.S. District Court for the Southern District of New York imposed interim rates on the cable industry's use of ASCAP-controlled music. Payment of these rates by cable programmers secures licenses that cover the use of the music licensed by ASCAP by both the cable programmers and their cable operator affiliates. The other major music performing rights society, BMI, is not subject to rate-setting procedures in the rate court. Both ASCAP and BMI historically have maintained that the transmission of programming by cable programmers to cable operators and by cable operators to their subscribers are separate public performances and should therefore be subject to separate license agreements. Two federal court decisions, however, have held that ASCAP and BMI cannot insist on separate licenses for programmers and operators for cable network programming. Under these decisions, ASCAP and BMI must make available to cable programming networks licenses that cover the transmission of music all the way to the cable subscriber. BMI has petitioned the Department of Justice to grant BMI the right to come under a special rate court, like the one for ASCAP, for rate setting purposes. Negotiations are in process concerning the obligation, if any, for cable operators to compensate the music industry for the use of music in local origination and pay-per-view programs.

State and Local Regulation

Because a cable communications system uses local streets and rights-of-way, cable systems are subject to state and local regulation, typically imposed through the franchising process. Cable communications systems generally are operated pursuant to nonexclusive franchises, permits or licenses granted by a municipality or other state or local government entity. Franchises generally are granted for fixed terms and in many cases are terminable if the franchisee fails to comply with material provisions. The terms and conditions of franchises vary materially from jurisdiction to jurisdiction. Each franchise generally contains provisions governing cable service rates, franchise fees, franchise term, system construction and maintenance obligations, system channel capacity, design and technical performance, customer service standards, franchise renewal, sale or transfer of the franchise, territory of the franchisee, indemnification of the franchising authority, use and occupancy of public streets and types of cable services provided. A number of states subject cable communications systems to the jurisdiction of centralized state governmental agencies, some of which impose regulation of a character similar to that of a public utility. Attempts in other states to regulate cable communications systems are continuing and can be expected to increase. To date, those states in which the Company operates that have enacted such state level regulation are Connecticut, New Jersey and Delaware. State and local franchising jurisdiction is not unlimited, however, and must be exercised consistently with federal law. The 1992 Cable Act immunizes franchising authorities from monetary damage awards arising from regulation of cable systems or decisions made on franchise grants, renewals, transfers and amendments.

The foregoing does not purport to describe all present and proposed federal, state, and local regulations and legislation affecting the cable industry. Other existing federal regulations, copyright licensing, and, in many jurisdictions, state and local franchise requirements, are currently the subject of judicial proceedings, legislative hearings and administrative proposals which could change, in varying degrees, the manner in which cable communications systems operate. Neither the outcome of these proceedings nor their impact upon the cable communications industry or the Company can be predicted at this time.

UK Regulation

The operation of a cable television/telephony system in the UK is regulated under both the Broadcasting Act 1990 (the "Broadcasting Act") (which replaced the Cable and Broadcasting Act 1984 (the "UK Cable Act")) and the Telecommunications Act 1984 (the "Telecommunications Act"). The operator of a cable/telephony franchise covering over 1,000 homes must hold two principal licenses: (i) a license (a "cable television license") issued in the past under the UK Cable Act or since 1990 under the Broadcasting Act, which allows the operator to provide cable television services in the franchise area, and (ii) a telecommunications license issued under the Telecommunications Act, which allows the operator to operate and use the physical network necessary to provide cable television and telecommunications services. The Independent Television
Commission ("ITC") is responsible for the licensing and regulation of cable television. The Department of Trade and Industry ("DTI") is responsible for issuing, and the Office of Telecommunications ("OFTEL") is responsible for regulating the holders of, the telecommunications licenses. In addition, an operator is required to hold a license under the Wireless Telegraphy Acts of 1949-67 for the use of microwave distribution systems.

The cable television licenses held by the relevant subsidiaries of the Operating Companies were issued under the UK Cable Act for 15-year periods and are scheduled to expire beginning in late 2004. The telecommunications licenses held by these subsidiaries of the Operating Companies are, in general, for 23-year periods and are scheduled to expire beginning in late 2012. The cable television licenses held by the Teesside Franchises were issued under the UK Cable Act for 15-year periods and are scheduled to expire in late 2005. The telecommunications licenses held by the Teesside Franchises are for 15-year periods which can be extended to 23-year periods in certain circumstances.

                       Cellular Telephone Communications

General

The Company is engaged in the development, management and operation of cellular telephone communications systems in various service areas pursuant to licenses granted by the FCC. Each service area is divided into segments referred to as "cells" equipped with a receiver, signaling equipment and a low power transmitter. The use of low power transmitters and the placement of cells close to one another permits re-use of frequencies, thus substantially increasing the volume of calls capable of being handled simultaneously over the number handled by conventional mobile telephone systems. Each cell has a coverage area generally ranging from two to more than 25 miles. A cellular telephone system includes a computerized central switching facility known as the mobile telephone switching office ("MTSO") which controls the automatic transfer of calls, coordinates calls to and from cellular telephones and connects calls to the local exchange carrier or to an interexchange carrier. The MTSO also records information on system usage and subscriber statistics.

Each cell's facilities monitor the strength of the signal returned from the subscriber's cellular telephone. When the signal strength declines to a predetermined level and the transmission strength is greater at another cell in or interconnected with the system, the MTSO automatically and instantaneously passes the mobile user's call in progress to the other cell without disconnecting the call ("hand off"). Interconnection agreements between cellular telephone system operators and various local exchange carriers and interexchange carriers establish the manner in which the cellular telephone system integrates with other telecommunications systems.

As required by the FCC, all cellular telephones are designed for compatibility with cellular systems in all markets within the United States so that a cellular telephone may be used wherever cellular service is available. Each cellular telephone system in the United States uses one of two groups of channels, termed "Block A" and "Block B," which the FCC has allotted for cellular service. Minor adjustments to cellular telephones may be required to enable the subscriber to change from a cellular system on one frequency block to a cellular system on the other frequency block.

While most MTSOs process information digitally, most radio transmission of cellular telephone calls is done on an analog basis. Digital transmission of cellular telephone calls offers advantages, including improved voice quality under certain conditions, larger system capacity and the potential for lower incremental costs for additional subscribers. The FCC allows carriers to provide digital service and requires cellular carriers to provide analog service. The conversion from analog to digital radio technology is expected to take a number of years.

The Company provides services to its cellular telephone subscribers similar to those provided by conventional landline telephone systems, including custom calling features such as call forwarding, call waiting, conference calling, directory assistance and voice mail. The Company is responsible for the quality, pricing and packaging of cellular telephone service for each of the systems it owns and controls.

Reciprocal agreements among cellular telephone system operators allow their respective subscribers ("roamers") to place and receive calls in most service areas throughout the country. Roamers are charged rates which are generally at a premium to the regular service rate. In recent years, cellular carriers have experienced increased fraud associated with roamer service, including Electronic Serial Number ("ESN") cloning. The Company and other carriers have taken steps to combat roamer fraud, but it is uncertain to what extent roamer fraud will continue.

Allegations of harmful effects from the use of hand-held cellular phones have caused the cellular industry to fund additional research to review and update previous studies concerning the safety of the emissions of electromagnetic energy from cellular phones. In August 1993, the FCC adopted a notice of proposed rulemaking to consider the incorporation of the new standard for radiofrequency exposure adopted by the American National Standards Institute in association with the Institute of Electrical and Electronic Engineers, Inc. The FCC is considering the application of the new standard to low power devices such as hand-held mobile transceivers. In addition, the FCC is considering how the new standard should apply to cellular transmitter sites.

Company's Systems

The table below sets forth summary information regarding the total population ("Pops") in the markets served by the Company's systems by Metropolitan Statistical Area ("MSAs") and Rural Service Area ("RSAs") and aggregate subscriber information as of December 31, 1994.


                                       Approximate       Approximate         Approximate
      Market                            Ownership           Pops              Net Pops
MSAs:
Atlantic City, NJ                             37%          336,000             124,000
Aurora-Elgin, IL                              69%           43,000              30,000
Joliet, IL                                    70%           35,000              25,000
Long Branch, NJ                              100%          583,000             583,000
New Brunswick, NJ                            100%          698,000             698,000
Philadelphia, PA                             100%        4,959,000           4,959,000
Trenton, NJ                                   79%          334,000             264,000
Wilmington, DE                               100%          611,000             611,000
                                                           -------             -------
                                                         7,599,000           7,294,000
                                                         ---------           ---------
RSAs:
Hunterdon County, NJ (1)                     100%          115,000             115,000
Kent & Sussex, DE                             50%          243,000             122,000
                                                           -------             -------
                                                           358,000             237,000
                                                           -------             -------

                                                         7,957,000           7,531,000
                                                         =========           =========

(1) In June 1994, the Company entered into an Exchange Agreement with McCaw Cellular Communications, Inc. to acquire the entity that holds the Ocean County, NJ RSA cellular license (450,000 Pops) in exchange for the Company's Hunterdon County, NJ RSA license and approximately $52.5 million in cash. The transaction is expected to close in 1995.

At  December  31,  1994,   the  Company's   cellular   telephone   business  had
approximately 465,000 net subscribers in the markets listed above.

- -----------
Source: 1995 Rand McNally Commercial Atlas & Marketing Guide

Competition

The cellular telephone business is currently a regulated duopoly. The FCC has divided the United States into 734 separate markets and generally grants two licenses to operate cellular telephone systems in each market. One of the two licenses was initially awarded to a company or group affiliated with the local landline telephone carriers in the market (the "Wireline" license), and the other license was initially awarded to a company, individual, or group not affiliated with any landline telephone carrier (the "Non-Wireline" license).

The Company's systems are all Non-Wireline systems and compete directly with the Wireline licensee in each market in attracting and retaining cellular telephone customers and dealers. Competition between the two licensees in each market is principally on the basis of services and enhancements offered, technical quality of the system, quality and responsiveness of customer service, price and coverage area. The Wireline licensees in the Company's principal markets are Bell Atlantic Mobile Systems, Inc., a subsidiary of Bell Atlantic Corp., and NYNEX Mobile Communications Co., a subsidiary of NYNEX Corp. The Company's principal Wireline competitors are significantly larger and may have access to more substantial financial resources than the Company. Also, Bell Atlantic Corp. and NYNEX Corp. have sought FCC approval to consolidate their cellular holdings and to create a fully integrated wireless system with their landline systems. The request for FCC approval is pending. FCC approval may increase competition in the Company's markets.

The FCC requires cellular licensees to provide service to resellers of cellular service which purchase cellular service from licensees, usually in the form of blocks of numbers, then resell the service to the public. Thus, a reseller may be both a customer and a competitor of a licensed cellular operator. The FCC is currently considering a proposal to permit resellers to install separate switching facilities in cellular systems and receive direct assignments of telephone numbers from local exchange carriers.

Cellular telephone systems, including the Company's systems, also face actual or potential competition from other current and developing technologies. Specialized Mobile Radio ("SMR") systems, such as those used by taxicabs, as well as other forms of mobile communications service, may provide competition in certain markets. SMR systems are permitted by FCC rules to be interconnected to the public switched telephone network and are significantly less expensive to build and operate than cellular telephone systems. SMR systems are, however, licensed to operate on substantially fewer channels per system than cellular telephone systems and generally lack cellular's ability to expand capacity through frequency reuse by using many low-power transmitters and to hand-off calls. The Company holds an equity interest in and is represented on the Board of Directors of Nextel Communications, Inc. ("Nextel"), which has begun to implement its proposal to use its available SMR spectrum in various metropolitan areas more efficiently to increase capacity and to provide a broad range of mobile radio communications services. This proposal, known as ESMR service, could provide additional competition to existing cellular carriers, including the Company. In 1994, the FCC decided to license SMR systems in the 800 MHz bands for wide-area use, thus increasing potential competition with cellular. The FCC is currently considering consolidation of the SMR spectrum into contiguous blocks, which action would further the competitive potential of SMR services.

One-way paging or beeper services that feature voice message, data services and tones are also available in the Company's markets. These services may provide adequate capacity and sufficient mobile capabilities for some potential cellular subscribers.

Certain new technologies and regulatory proposals potentially could affect the competitive position of cellular. The most prominent is PCS, which includes a variety of digital, wireless communications systems currently primarily suited for use in densely populated areas. At the power levels that the FCC's rules now provide, each cell of a PCS system would have more limited coverage than a cell in a cellular telephone system. Current proposals for PCS include advanced cordless telephones, or CT-2, mobile data networks, and personal communications networks that might provide services similar to those provided by cellular at costs lower than those currently charged by cellular system operators. The FCC has allocated spectrum and adopted rules for both narrow and broadband PCS services. In 1994, the FCC completed a spectrum auction for nationwide narrowband PCS licenses, undertook the first regional narrowband PCS auction, and began the first auction of broadband PCS spectrum (see "General Developments of Business - Telecommunications Joint Venture"). Broadband PCS service likely will become a direct competitor to cellular service.

Applicants have received and others are seeking FCC authorization to construct and operate global satellite networks to provide domestic and international mobile communications services from geostationary and low earth orbit satellites. In addition, the Omnibus Budget Reconciliation Act of 1993 ("1993 Budget Act") provided, among other things, for the release of 200 MHz of Federal government spectrum for commercial use over a fifteen year period. The 1993 Budget Act also authorized the FCC to conduct competitive bidding for certain radio spectrum licenses and required the FCC to adopt new rules that eliminate the regulatory distinctions between common and private carriers for those private carriers who interconnect with the public switched telephone network and make their services available to a substantial portion of the public for profit. These developments and further technological advances may make available other alternatives to cellular service thereby creating additional sources of competition.

Regulation

FCC Regulation

The FCC regulates the licensing, construction, operation and acquisition of cellular telephone systems pursuant to the Communications Act. For licensing purposes, the FCC divided the United States into separate markets: 306 MSAs and 428 RSAs. In each market, the allocated cellular frequencies are divided into two blocks: Block A, initially awarded for utilization by Non-Wireline entities such as the Company, and Block B, initially awarded for utilization by affiliates of local Wireline telephone companies. There is no technical or operational difference between Wireline and Non-Wireline systems other than different frequencies.

Under the Communications Act, no party may transfer control of or assign a cellular license without first obtaining FCC consent. FCC rules (i) prohibit an entity controlling one system in a market from holding any interest in the competing system in the market and (ii) prohibit an entity from holding non-controlling interests in more than one system in any market, if the common ownership interests present anticompetitive concerns under FCC policies. Cellular radio licenses generally expire on October 1 of the tenth year following grant of the license in the particular market and are renewable for periods of ten years upon application to the FCC. The Company's first license expiration date is October 1, 1995, which includes the license for the Philadelphia MSA. Licenses may be revoked for cause and license renewal applications denied if the FCC determines that a renewal would not serve the public interest. Current FCC rules provide that competing renewal applications for cellular licenses will be considered in comparative hearings, and establish the qualifications for competing applications and the standards to be applied in such hearings. Under current policies, the FCC will grant incumbent cellular licensees a "renewal expectancy" if the licensee has provided substantial service to the public, substantially complied with applicable FCC rules and policies and the Communications Act and is otherwise qualified to hold an FCC license. The Company believes that it will receive such a "renewal expectancy" for the Philadelphia MSA.

The FCC requires landline telephone companies in each market to offer reasonable terms and facilities for the interconnection of both cellular telephone systems in that market to the landline telephone company's network. Cellular telephone companies affiliated with the local exchange company are required to disclose how their systems will interconnect with the landline network. The licensee not affiliated with the local exchange company has the right to interconnect with the landline network in a manner no less favorable than that of the licensee affiliated with the local exchange company; and it may, at its discretion, request reasonable interconnection arrangements that are different than those provided to the affiliated licensee in that market, and the landline telephone company must negotiate such requests in good faith. The FCC reiterated its position on interconnection issues in a declaratory ruling which clarified that landline operators are expected to provide within a reasonable time the agreed-upon form of interconnection.

The FCC regulates the ability of cellular operators to bundle the provision of service with hardware, the resale of cellular service by third parties and the coordination of frequency usage with other cellular licensees. The FCC also regulates the height and power of base station transmitting facilities and signal emissions in the cellular system. Cellular systems also are subject to Federal Aviation Administration and FCC regulations concerning the siting, construction, marking and lighting of cellular transmitter towers and antennae. In addition, the FCC also regulates the employment practices of cellular operators.

The Communications Act currently restricts foreign ownership or control over commercial mobile radio licenses, which include cellular radio service licenses. The FCC recently has proposed to consider the opportunities that other nations provide to United States companies in their communications industries as a factor in deciding whether to permit higher levels of indirect foreign ownership in companies controlling common carrier and certain other radio licenses.

On February 3, 1994, the FCC adopted rules implementing the 1993 Budget Act and creating the Commercial Mobile Radio Services ("CMRS") category. Under the new rules, almost all current common carrier mobile radio services, including cellular radio, and many current private mobile radio services will be subject to similar regulatory burdens as CMRS. The FCC decided not to require tariffs from cellular licensees or other CMRS providers.

The FCC has proposed new rules that would impose requirements that cellular carriers provide equal access to all interexchange carriers. At present, only cellular systems affiliated with AT&T or BOCs have to provide equal access. The FCC also is proposing that all CMRS providers provide interconnection to all other CMRS providers.

State Regulation and Local Approvals

Except for the State of Illinois, the states in which the Company presently operates currently do not regulate cellular telephone service. In the 1993 Budget Act, Congress gave the FCC the authority to preempt states from regulating rates or entry into CMRS, including cellular. In the CMRS order, described above, the FCC preempted the states and established a procedure for states to petition the FCC for authority to regulate rates and entry into CMRS. The scope of the allowable level of state regulation under the CMRS order is unclear.

                                   EMPLOYEES

As of December 31, 1994, the Company had 6,700 employees, excluding employees in managed operations. Of these employees, 5,600 were associated with cable communications and 800 were associated with cellular telephone communications. The Company believes that its relationships with its employees are good.

As of December 31, 1994, QVC had 4,700 employees. The Company believes that QVC's relationships with its employees are good.

ITEM 2    PROPERTIES

The principal physical assets of a cable communications system consist of a central receiving apparatus, distribution cables, converters and local business offices. The Company owns or leases the receiving and distribution equipment of each system and owns or leases parcels of real property for the receiving sites and local business offices. The physical components of cable communications systems require maintenance and require periodic upgrading and rebuilding to keep pace with technological advances. It is anticipated that a significant number of the Company's systems will be upgraded or rebuilt over the next several years.

The principal physical assets of a cellular telephone system include cell sites and central switching equipment. The Company primarily leases its sites used for its transmission facilities and its administrative offices. The physical components of a cellular telephone system require maintenance and upgrading to keep pace with technological advances. It is anticipated that the Company's systems will be upgraded or rebuilt to digital technology over the next several years.

The Company's management believes that substantially all of its physical assets are in good operating condition.

ITEM 3    LEGAL PROCEEDINGS

1. In May 1994, the Company filed an appeal with the U.S. Court of Appeals for the District of Columbia Circuit challenging the legality of various FCC rate regulation Orders. The Company has also intervened in similar pending actions. The Company intends to continue to assess the impact of the FCC's rate regulations and to develop additional strategies to minimize the adverse impact of such regulations and the other provisions of the 1992 Cable Act on the Company's business.

2. In June 1994, eight state attorneys general each filed similar civil actions in state courts challenging the processes used by the Company to implement changes in rates for services on September 1, 1993. Each of these actions contends that the Company used improper "negative option" billing practices, notwithstanding the Company's belief that it had complied with federal policy and that the FCC had exclusive jurisdiction over such issues at that time. The Company sued in federal court to enjoin the actions of the state attorney general that coordinated the state proceedings. While the FCC has subsequently issued determinations supportive of the Company's position, no assurance can be given that the Company will succeed in each of these cases. If the Company is not successful in such efforts, the Company may be instructed to adjust certain of its cable rates and may be liable for additional damages in a manner that may have an adverse impact on the Company's operations.

3. In June 1994, Bell Atlantic Corp. filed applications before the FCC seeking authority to construct, and to amend a prior application to construct, video dialtone facilities throughout substantial areas of their telephone service area. The Company now provides cable television service in certain areas encompassed by those applications. In July 1994, the Company opposed grant of the applications on grounds they fail to comply with FCC rules. No assurance can be given that the Company will succeed in this matter. Grant of the applications as currently proposed and the construction and operation of such video dialtone facilities may have an adverse impact on the Company's operations in the affected areas.

4. The Company is involved in lawsuits and administrative proceedings regarding the ownership, operation and the transfer of the license for the cellular telephone system in the Atlantic City, New Jersey MSA ("Atlantic City MSA"). Although the Company cannot predict the ultimate outcome of these proceedings, management of the Company, based upon its investigation to date, believes that it has meritorious defenses in these proceedings, and that the amount of ultimate liability, if any, will not materially affect the financial position of the Company. Such proceedings include: (i) a hearing at the FCC to determine the conduct and the qualifications of the current Atlantic City MSA licensee and the Company; (ii) litigation in state court in Oregon to determine, among other matters, contractual rights of the Atlantic City MSA licensee and various claims against the Company, including claims seeking punitive damages; and (iii) litigation in the United States District Court for the District of Columbia based primarily upon claims against the Company for tortious interference with prospective business advantage involving the Atlantic City MSA.

ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders, through a solicitation of proxies or otherwise, during the fourth quarter of the year ended December 31, 1994.

ITEM 4A   EXECUTIVE OFFICERS OF THE REGISTRANT

The current term of office of each of the officers expires at the first meeting of the Board of Directors of the Company following the next Annual Meeting of Shareholders, presently scheduled to be held in June 1995, or as soon thereafter as each of their successors is duly elected and qualified.

The following table sets forth certain information concerning the principal executive officers of the Company, including their ages, positions and tenure as of February 22, 1995.


                                                  Officer
    Name                               Age         Since                        Position with the Company
Ralph J. Roberts                       74          1969                      Chairman of the Board of Directors;
                                                                             Director

Julian A. Brodsky                      61          1969                      Vice Chairman of the Board of
                                                                             Directors; Director

Brian L. Roberts                       35          1986                      President; Director

John R. Alchin                         46          1990                      Senior Vice President; Treasurer

Lawrence S. Smith                      47          1988                      Senior Vice President - Accounting
                                                                             and Administration

Stanley L. Wang                        54          1981                      Senior Vice President; General
                                                                             Counsel; Secretary

Ralph J. Roberts has served as a Director and Chairman of the Board of Directors of the Company for more than five years. Mr. Roberts has been the President and a Director of Sural Corporation, a privately-held investment company ("Sural"), the Company's largest shareholder, for more than five years. Mr. Roberts devotes a major portion of his time to the business and affairs of the Company. The shares of the Company owned by Sural constitute approximately 78% of the voting power of the two classes of the Company's voting common stock combined. Mr. Roberts has voting control of Sural. Mr. Roberts is also a Director of Comcast UK Cable Partners Limited, Cablevision Investment of Detroit, Inc. and Storer Communications, Inc.

Julian A. Brodsky has served as Vice Chairman of the Board of Directors for more than five years. Mr. Brodsky presently serves as the Treasurer and a Director of Sural. Mr. Brodsky devotes a major portion of his time to the business and affairs of the Company. Mr. Brodsky is a Director of Comcast UK Cable Partners Limited, Cablevision Investment of Detroit, Inc., Storer Communications, Inc., RBB Fund, Inc. and Nextel Communications, Inc.

Brian L. Roberts has served as President of the Company and as a Director for more than five years. Mr. Roberts presently serves as Vice President and a Director of Sural. Mr. Roberts devotes a major portion of his time to the affairs of the Company. Mr. Roberts is also a Director of Turner Broadcasting System, Inc., Comcast UK Cable Partners Limited, Cablevision Investment of Detroit, Inc. and Storer Communications, Inc. He is a son of Ralph J. Roberts.

John R. Alchin has served as Treasurer and Senior Vice President of the Company for more than five years. Mr. Alchin is a Director of Comcast UK Cable Partners Limited.

Lawrence S. Smith has served as Senior Vice President of the Company for more than five years. Mr. Smith is the Principal Accounting Officer of the Company. Mr. Smith is a Director of Comcast UK Cable Partners Limited.

Stanley L. Wang has served as Senior Vice President, Secretary and General Counsel of the Company for more than five years. Mr. Wang is a Director of Cablevision Investment of Detroit, Inc. and Storer Communications, Inc.

                                    PART II

ITEM 5    MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

The Class A Special Common Stock and Class A Common Stock of the Company are traded in the over-the-counter market and are included on the Nasdaq National Market ("Nasdaq") under the symbols CMCSK and CMCSA, respectively. There is no established public trading market for the Class B Common Stock of the Company. The Class B Common Stock is convertible, on a share for share basis, into Class A Special or Class A Common Stock. The following table sets forth, for the indicated periods, the closing price range of the Class A Special and Class A Common Stock as furnished by Nasdaq. Such price ranges have been adjusted for the Company's three-for-two stock split effective February 2, 1994 and rounded to the nearest one-eighth.


                                                          Class A
                                                          Special                             Class A
                                                   High               Low             High               Low
1994
  First Quarter..................                 $23  1/8          $17  5/8         $23  1/8          $18  1/8
  Second Quarter.................                  18  3/4           15               19  1/8           15  1/8
  Third Quarter..................                  17  3/4           15               18                15  1/8
  Fourth Quarter.................                  17  5/8           14  5/8          17  3/4           14  1/4

1993
  First Quarter..................                 $15  1/8          $12  1/8         $16  5/8          $12  7/8
  Second Quarter.................                  14  5/8           10  5/8          15  3/4           11  7/8
  Third Quarter..................                  20  1/8           14  1/8          21  5/8           15
  Fourth Quarter.................                  25  7/8           19  5/8          27  7/8           20  7/8


The Company began paying quarterly cash dividends on its Class A Common Stock in 1977. Since 1978, the Company has paid equal dividends on shares of both the Class A Common Stock and the Class B Common Stock. Since December 1986, when the Class A Special Common Stock was issued, the Company has paid equal dividends on shares of the Class A Special, Class A and Class B Common Stock. The Company declared dividends of $.0933 for each of the years ended December 31, 1994 and 1993 on shares of Class A Special, Class A and Class B Common Stock (as adjusted for the Company's three-for-two stock split effective February 2, 1994).

It is the intention of the Board of Directors to continue to pay regular quarterly cash dividends on all classes of the Company's stock; however, the declaration and payment of future dividends and their amount depend upon the results of operations, financial condition and capital needs of the Company, contractual restrictions of the Company and its subsidiaries and other factors.

As of February 1, 1995, there were 2,407 record holders of the Company's Class A Special Common Stock and 1,854 record holders of the Company's Class A Common Stock. Sural Corporation is the sole record holder of the Company's Class B Common Stock.

ITEM 6    SELECTED FINANCIAL DATA

                                                                      Year Ended December 31,

                                          1994 (1)          1993 (1)          1992 (1)            1991              1990
                                          --------          --------          --------            ----              ----
                                                           (Dollars in thousands, except per share data)
Statement of Operations Data:
Service income........................  $1,375,304       $1,338,228          $900,345           $721,000         $650,941
Operating income......................     239,794          264,896           165,106            144,951          109,949
Equity in net losses
  of affiliates.......................     (40,884)         (28,872)         (104,306)           (83,366)         (79,765)
Loss before extraordinary items
  and cumulative effect of
  accounting changes..................     (75,325)         (98,871)         (217,935)          (155,572)        (178,406)
Extraordinary items...................     (11,703)         (17,620)          (52,297)
Cumulative effect of accounting
  changes.............................                     (742,734)
Net loss..............................     (87,028)        (859,225)         (270,232)          (155,572)        (178,406)
Loss per share before extraordinary
  items and cumulative effect of
  accounting changes (2)..............        (.32)            (.46)            (1.08)              (.87)           (1.05)
Extraordinary items per share (2).....        (.05)            (.08)             (.26)
Cumulative effect of accounting
  changes per share (2)...............                        (3.47)
Net loss per share (2)................        (.37)           (4.01)            (1.34)              (.87)           (1.05)
Cash dividends
  declared per share (2)..............       .0933            .0933             .0933              .0933              .08

Balance Sheet Data:
At year end:
  Total assets........................   6,762,984        4,948,276         4,271,898          2,793,584        2,456,573
  Working capital (deficit)...........     (52,132)         176,569            36,886            381,183           64,474
  Long-term debt......................   4,810,541        4,154,830         3,973,514          2,452,912        2,248,164
  Stockholders'
    equity (deficiency)...............    (726,789)        (870,531)         (181,641)            19,480          (21,689)

Supplementary Financial Data:
Operating income
  before depreciation
  and amortization (3)................     576,256          606,396           397,153            309,250          271,167
Net cash provided by
  operating activities (4)............     368,994          345,892           252,297            176,228           97,599


(1) See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of events which affect the comparability of the information reflected in the above selected financial data.
(2) As adjusted for the Company's three-for-two stock split effective February 2, 1994.
(3) "Operating income before depreciation and amortization" (commonly referred to in the Company's businesses as "operating cash flow") is presented as a measure of the Company's ability to generate cash to service its obligations, including debt service obligations and to finance capital and other expenditures. In part due to the capital intensive nature of the telecommunications industry and the significant level of non-cash depreciation and amortization expense, operating cash flow is frequently used as one of the bases for comparing companies in the industry. Operating cash flow does not purport to represent net income or net cash provided by operating activities, as those terms are defined under generally accepted accounting principles, and should not be considered as an alternative to such measurements as an indicator of the Company's performance.
(4) Represents net cash provided by operating activities as presented in the Company's Consolidated Statement of Cash Flows.


ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The Company has experienced significant growth in recent years both through strategic acquisitions and growth in its existing businesses. The Company has historically met its cash needs for operations through its cash flows from operating activities. Cash requirements for acquisitions and capital expenditures have been provided through the Company's financing activities as well as its existing cash and cash equivalents and short-term investments.

General Developments of Business

QVC

In February 1995, the Company and Tele-Communications, Inc. ("TCI") acquired all of the outstanding stock of QVC, Inc. ("QVC") for $46, in cash, per share. The total cost of acquiring the outstanding shares of QVC not previously owned by the Company and TCI (approximately 65% of such shares on a fully diluted basis) was approximately $1.4 billion. Following the acquisition, the Company and TCI own, through their respective subsidiaries, 57.45% and 42.55%, respectively, of QVC. The Company will account for the QVC acquisition under the purchase method of accounting and QVC will be consolidated with the Company beginning in February 1995.

The acquisition of QVC, including the exercise of certain warrants held by the Company, was financed with cash contributions from the Company and TCI of $296.3 million and $6.6 million, respectively, borrowings of $1.1 billion under a $1.2 billion QVC credit facility and existing cash and cash equivalents held by QVC.

QVC is a nationwide general merchandise retailer, operating as one of the leading televised shopping retailers in the United States. Through its merchandise-focused television programs (the "QVC Service"), QVC sells a wide variety of products directly to consumers. The QVC Service currently reaches approximately 50 million cable television subscribers in the United States.

The day to day operations of QVC will, except in certain limited circumstances, be managed by the Company. With certain exceptions, direct or indirect transfers to unaffiliated third parties by the Company or TCI of any stock in QVC are subject to certain restrictions and rights in favor of the other.

Maclean Hunter

On December 22, 1994, the Company, through Comcast MHCP Holdings, L.L.C. (the "LLC"), acquired the U.S. cable television and alternate access operations of Maclean Hunter Limited ("Maclean Hunter") from Rogers Communications Inc. and all of the outstanding shares of Barden Communications, Inc. (collectively, such acquisitions are referred to as the "Maclean Hunter Acquisition") for approximately $1.2 billion (subject to certain adjustments) in cash. The Company and the California Public Employees' Retirement System ("CalPERS") invested approximately $305.0 million and $250.0 million, respectively, in the LLC, which is owned 55% by a wholly-owned subsidiary of the Company and 45% by CalPERS, and is managed by the Company. The Maclean Hunter Acquisition, including certain transaction costs, was financed with cash contributions from the LLC of $555.0 million and borrowings of $715.0 million under an $850.0 million Maclean Hunter credit facility. At any time after December 18, 2001, CalPERS may elect to liquidate its interest in the LLC at a price based upon the fair value of CalPERS' interest in the LLC, adjusted, under certain circumstances, for certain performance criteria relating to the fair value of the LLC or to the Company's common stock. Except in certain limited circumstances, the Company, at its option, may satisfy this liquidity arrangement by purchasing CalPERS' interest for cash, through the issuance of the Company's common stock (subject to certain limitations) or by selling the LLC. The Maclean Hunter Acquisition was accounted for under the purchase method of accounting and Maclean Hunter is consolidated with the Company as of December 31, 1994.

Telecommunications Joint Venture

On October 25, 1994, the Company announced a joint venture ("WirelessCo") with Sprint Corporation ("Sprint"), TCI and Cox Cable Communications, Inc. ("Cox") to provide wireless communications services. WirelessCo is owned 40% by Sprint, 30% by TCI and 15% each by the Company and Cox. WirelessCo is participating in the first of several Federal Communications Commission ("FCC") auctions of blocks of spectrum for licenses to provide Personal Communications Services ("PCS"), having filed an application to participate in 39 of 51 Major Trading Area

("MTA") markets nationwide. As of February 21, 1995, WirelessCo's aggregate bids for 38 licenses covering a total population of 168 million were $1.975 billion. There can be no assurances that WirelessCo will be successful in bidding for or otherwise obtaining PCS licenses for these or other MTAs. The Company has obtained letter of credit commitments sufficient to cover its 15% share of the cost of PCS licenses for which WirelessCo is the successful bidder. The Company may have material additional capital requirements relating to the buildout of PCS systems if WirelessCo is successful in the PCS bidding process. WirelessCo is accounted for under the equity method of accounting.

The parties have also signed a joint venture formation agreement which provides the basis upon which they will develop definitive agreements for their local wireline telecommunications activities. The parties anticipate that the wireline joint venture will be owned in the same percentages as WirelessCo. The parties' ability to provide such local services on a nationwide basis, and the timing thereof, will depend upon, among other things, the removal or modification of legal barriers to local telephone competition. The parties anticipate that Teleport Communications Group ("TCG"), which is owned 20% by the Company and by other cable television operators, including TCI and Cox, will be contributed to the local telephone venture. TCG is an alternative provider of local telephone services. The contribution of TCG to the venture is expected to be subject to certain conditions, including obtaining necessary governmental and other approvals.

Storer

Prior to December 2, 1992, the Company held a 50% ownership interest in SCI Holdings, Inc. ("SCI"), the parent company of Storer Communications, Inc. ("Storer"). On December 2, 1992, the Company completed certain transactions pursuant to which (i) the value of SCI was divided proportionately between its two 50% shareholders (the "Split-off") and (ii) SCI refinanced its indebtedness (the "Refinancing Plan"). In connection with the Split-off, SCI was merged into Storer and the Company became the sole shareholder of Storer.

AWACS

On March 5, 1992, the Company acquired from Metromedia Company ("Metromedia") a 50.01% direct and a 49.99% indirect interest in AWACS, Inc. ("AWACS"), the non-wireline cellular telephone system serving the Philadelphia Metropolitan Statistical Area, which includes eight counties in Pennsylvania and New Jersey and contained a population of approximately 4.9 million people at that date. Concurrently, the Company also acquired from Metromedia the outstanding interests not owned by the Company in two New Jersey cellular telephone systems which served a total population of approximately 1.3 million people at that date.

                           -------------------------


Liquidity and Capital Resources

The Company has traditionally maintained significant levels of cash and cash equivalents and short-term investments to meet its short-term needs. Cash and cash equivalents and short-term investments as of December 31, 1994 and 1993 were $465.5 million and $679.8 million, respectively.

The Company's cash and cash equivalents and short-term investments are recorded at cost which approximates their fair value. At December 31, 1994, the Company's short-term investments of $130.1 million had a weighted average maturity of approximately 16 months. However, due to the high degree of liquidity and the intent of management to use these investments as needed to fund its commitments, the Company considers these as current assets.

It is anticipated that during 1995 the domestic operations of the Company will incur approximately $500 million of capital expenditures, including $250 million for the upgrading and rebuilding of certain of the Company's cable communications systems and $200 million for the upgrading of the Company's cellular communications systems. The amount of such capital expenditures for years subsequent to 1995 will depend on numerous factors, many of which are beyond the Company's control. These factors include whether competition in a particular market necessitates a system upgrade, whether a particular system has sufficient capacity to handle new product offerings including the offering of cable telephony and telecommunications services, whether and to what extent the Company will be able to recover its investment under FCC rate guidelines and whether the Company acquires additional systems in need of upgrading or rebuilding. The Company, however, anticipates capital expenditures for years subsequent to 1995 will continue to be significant.

The Company has historically utilized a strategy of financing its acquisitions through senior debt at the acquired operating subsidiary level. Additional financing has also been obtained by the Company through the issuance of subordinated debt at the intermediate holding company and parent company levels. At December 31, 1994 and 1993, the Company's long-term debt was $4.811 billion and $4.155 billion, respectively. Maturities of long-term debt for the five years commencing in 1995 are $182.9 million, $309.5 million, $388.1 million, $802.4 million and $518.8 million. As of December 31, 1994, certain subsidiaries of the Company had unused lines of credit of $553.0 million. The Company used $100.0 million of such available funds through February 21, 1995, principally to fund the acquisition of QVC.

On September 27, 1994, Comcast UK Cable Partners Limited ("Comcast UK Cable"), a subsidiary of the Company, consummated an initial public offering (the "IPO") of 15 million of its Class A Common Shares for net proceeds of $209.4 million. Comcast UK Cable converted $109.4 million of these proceeds to its functional currency and the remaining $100.0 million was protected from currency risk through the purchase of foreign exchange forward contracts. The net proceeds from the IPO will be utilized by Comcast UK Cable for future advances and capital contributions to its equity investees and subsidiary primarily relating to the buildout of their telecommunications networks in the United Kingdom.

On January 26, 1995, the Company exchanged its interest in Heritage Communications, Inc. with TCI for Class A common shares of TCI with a fair market value of approximately $290 million. Shortly thereafter, the Company sold certain of these shares for total proceeds of approximately $188 million. As a result of these transactions, the Company will recognize a pre-tax gain of $141 million in the first quarter of 1995.

In June 1994, the Company entered into an Exchange Agreement with McCaw Cellular Communications, Inc. to acquire the entity that holds the Ocean County, NJ RSA cellular license (450,000 Pops) in exchange for the Company's Hunterdon County, NJ RSA license and approximately $52.5 million in cash. The transaction is expected to close in 1995.

The Company expects to continue to recognize significant losses and to continue to pay dividends; therefore, it anticipates that it will continue to have a deficiency in stockholders' equity that will increase for the foreseeable future. The telecommunications industry, including cable and cellular communications, is experiencing increasing competition and rapid technological changes. The Company's future results of operations will be affected by its ability to react to changes in the competitive environment and by its ability to implement new technologies. However, management believes that competition, technological changes and its deficiency in stockholders' equity will not significantly affect its ability to obtain financing.

The Company has entered into certain foreign exchange forward contracts and interest rate swap and cap agreements as a normal part of its risk and interest rate management efforts.

Foreign exchange forward contracts, which mature at various times through 1996, are used by Comcast UK Cable to hedge against the risk that monetary assets held or denominated in currencies other than its functional currency are devalued as a result of changes in exchange rates. The amount of these contracts was $100.0 million as of December 31, 1994. Foreign exchange contracts provide an effective hedge against such monetary assets held since gains and losses realized on the contracts are offset against gains or losses realized on the underlying hedged assets.

The Company has entered into interest rate swap and cap agreements to limit the Company's exposure to loss from adverse fluctuations in interest rates. At December 31, 1994 and 1993, $415.0 million and $635.0 million, respectively, of the Company's variable rate debt was protected by these products. Such agreements mature on various dates in 1995 and the related differentials to be paid or received are recognized over the terms of the agreements. The estimated fair value of such instruments, based on discounted future cash flows of the differentials, was not significant to the Company as of December 31, 1994 and 1993.

During 1994, the Company entered into other interest rate swap agreements to manage its overall interest expense. At December 31, 1994, the Company had swapped $400.0 million notional amount of fixed rate debt for variable rate products (effective rates of 4.13% through 6.93% at December 31, 1994) which mature between 2000 and 2004. Since these products are designated as matched with certain of the Company's fixed rate debt, the differentials paid or received are recognized as a component of interest expense over the terms of the related agreements. Certain of these agreements have extensions, at the option of the counterparty, or indexed amortization provisions which may extend the lives of the agreements from three to five years. The estimated liability to settle these instruments was

$39 million as of December 31, 1994. The estimated liability to settle the extension and indexed amortization features for certain of these instruments is not significant to the Company.

The credit risks associated with the Company's derivative financial instruments are controlled through the evaluation and continual monitoring of the creditworthiness of the counterparties. Although the Company may be exposed to losses in the event of nonperformance by the counterparties, the Company does not expect such losses, if any, to be significant.

The Company's long-term debt had a carrying amount of $4.993 billion and an estimated fair value of $4.768 billion as of December 31, 1994. The difference between the carrying value and estimated fair value of the Company's long-term debt was not significant as of December 31, 1993. The Company's weighted average interest rate was approximately 7.75%, 8.45% and 9% for the years ended December 31, 1994, 1993 and 1992, respectively. The Company continually evaluates its debt structure with the intention of reducing its debt service requirements when desirable.

The Company believes that it will be able to meet its current and long-term liquidity and capital requirements, including its fixed charges, through its cash flows from operating activities, existing cash and cash equivalents, short-term investments, lines of credit and other external financing.

Statement of Cash Flows

Cash and cash equivalents increased $174.9 million at December 31, 1994 from December 31, 1993 and decreased $53.0 million at December 31, 1993 from December 31, 1992. Changes in cash and cash equivalents resulted from cash flows from operating, financing and investing activities which are explained below.

Net cash provided by operating activities amounted to $369.0 million, $345.9 million and $252.3 million for the years ended December 31, 1994, 1993 and 1992, respectively. The increase of $23.1 million in net cash provided by operating activities from 1993 to 1994 was principally due to a decrease in the Company's net cash interest expense primarily from the effects of lower levels of debt outstanding and a lower average cost of debt and changes in working capital as a result of the timing of receipts and disbursements. The $93.6 million increase in net cash provided by operating activities from 1992 to 1993 includes $99.1 million from the Split-off.

Net cash provided by financing activities, which includes the issuances of securities as well as borrowings, was $1.115 billion, $437.2 million and $1.730 billion for the years ended December 31, 1994, 1993 and 1992, respectively. Proceeds of borrowings of $1.201 billion in 1994 included $1.015 billion relating to the Maclean Hunter Acquisition. During 1994, the Company repurchased or redeemed and retired $509.0 million of its long-term debt including the Company's $150.0 million, 11-7/8% Senior subordinated debentures due 2004. Additionally, net cash provided by financing activities excludes the conversion of $186.2 million of long-term debt into 16.8 million shares of Class A Special Common Stock of the Company. In 1994, the Company received an equity contribution to a subsidiary of $250.0 million in connection with the Maclean Hunter Acquisition and received proceeds from the issuance of common stock of Comcast UK Cable of $209.4 million. During 1993, proceeds from borrowings of $954.0 million included $200 million principal amount of 9-1/2% Senior subordinated debentures due 2008, $250 million principal amount of 3-3/8% / 5-1/2% Step-up convertible subordinated debentures due 2005 and net proceeds of $300 million from the issuance of $541.9 million principal amount of its 1-1/8% Discount convertible subordinated debentures due 2007. During 1993, the Company retired $493.0 million of long-term debt. Additionally, net cash provided by financing activities excludes the conversion of $185.4 million of long-term debt into 17.3 million shares of Class A Special Common Stock of the Company. During 1992, the Company sold 6.0 million shares of its Class A Special Common Stock resulting in net proceeds of $101.3 million, issued $300.0 million principal amount of 10-5/8% Senior subordinated debentures due 2012 and obtained $1.720 billion in borrowings relating to the AWACS acquisition and the Split-off. The Company repaid $386.1 million of its long-term debt in 1992.

Net cash used in investing activities was $1.309 billion, $836.1 million and $1.894 billion for the years ended December 31, 1994, 1993 and 1992, respectively. Acquisitions in 1994 consisted principally of $1.2 billion paid, including certain transaction costs, in connection with the Maclean Hunter
Acquisition. Net proceeds of $389.3 million from the sale of short-term investments during 1994 were used principally to redeem and retire long-term debt. In addition, during 1994, the Company made capital expenditures of $269.9 million and made additional cash investments in affiliates of $125.0 million. During 1993, the Company purchased $384.9 million of short-term investments, made $158.4 million of capital expenditures and made long-term investments of $272.5 million. Investments in 1993 included the purchase of an interest in and loans made to TCG of $77.8 million, the purchase of additional interests in Nextel Communications, Inc. ("Nextel") totalling $118.2 million and the purchase of additional shares of QVC totalling $32.1 million. Cash flows used in investing activities in 1992 included the AWACS acquisition of $567 million and the Split-off of $1.4 billion.

Results of Operations

The effects of the QVC and Maclean Hunter acquisitions will be, and the effects of the Split-off, AWACS acquisition and other acquisitions made in prior years have been, to increase significantly the Company's service income and expenses resulting in substantial increases in its operating income before depreciation and amortization, depreciation and amortization expense and net interest expense. The Split-off has the effect of reducing the Company's net losses for years after 1992 primarily because Storer's interest expense and preferred stock dividend requirements were reduced as a result of the Refinancing Plan. However, it is expected that because of the depreciation and amortization and interest expense associated with these acquisitions and their financing, the Company will continue to realize substantial losses for the foreseeable future.

For the years ended December 31, 1994, 1993 and 1992, the Company realized operating income before depreciation and amortization (commonly referred to in the Company's businesses as "operating cash flow") of $576.3 million, $606.4 million and $397.2 million, respectively, representing a decrease of $30.1 million or 5% from 1993 to 1994 and an increase of $209.2 million or 53% from 1992 to 1993. These changes are a result of the items discussed below. Operating cash flow is a measure of a company's ability to generate cash to service its obligations, including debt service obligations, and to finance capital and other expenditures. In part due to the capital intensive nature of the Company's businesses and the resulting significant level of non-cash depreciation and amortization expense, operating cash flow is frequently used as one of the bases for comparing cable and cellular businesses. Operating cash flow does not purport to represent net income or net cash provided by operating activities, as those terms are defined under generally accepted accounting principles, and should not be considered as an alternative to such measurements as an indicator of the Company's performance. See "Statement of Cash Flows" above for a discussion of net cash provided by operating activities.

The Company realized service income of $1.375 billion, $1.338 billion and $900.3 million for the years ended December 31, 1994, 1993 and 1992, respectively, representing increases of $37.1 million or 3% from 1993 to 1994 and $437.9 million or 49% from 1992 to 1993. For the years ended December 31, 1994, 1993 and 1992, approximately 77%, 82% and 81%, respectively, of the Company's service income related to its cable division and 21%, 15% and 16%, respectively, related to its cellular division.

Operating, selling, general and administrative expenses were $799.0 million, $731.8 million and $503.2 million for the years ended December 31, 1994, 1993 and 1992, respectively, representing increases of $67.2 million or 9% from 1993 to 1994 and $228.6 million or 45% from 1992 to 1993. For the years ended December 31, 1994, 1993 and 1992, approximately 69%, 74% and 73%, respectively, of the Company's operating, selling, general and administrative expenses related to its cable division and 21%, 15% and 16%, respectively, related to its cellular division.

Depreciation and amortization expense was $336.5 million, $341.5 million and $232.0 million for the years ended December 31, 1994, 1993 and 1992, respectively, representing a decrease of $5.0 million or 1% from 1993 to 1994 and an increase of $109.5 million or 47% in 1993 from 1992. The decrease from 1993 to 1994 is due to certain of the Company's assets becoming fully depreciated in 1993, partially offset by the effects of capital expenditures. The increase in 1993 from 1992 is primarily due to the effects of the Split-off and the effects of capital expenditures.

Interest expense to third parties was $313.5 million, $347.4 million and $231.3 million for the years ended December 31, 1994, 1993 and 1992, respectively, representing a decrease of $33.9 million or 10% from 1993 to 1994 and an increase of $116.1 million or 50% from 1992 to 1993. The decrease from 1993 to 1994 is due to the effects of lower levels of debt outstanding and a lower average cost of debt. The increase in 1993 was due to a higher level of debt outstanding primarily associated with the Split-off and the AWACS acquisition. At December 31, 1994, the Company had approximately $3.070 billion or 61% of its debt at variable rates.

For the years ended December 31, 1994, 1993 and 1992, the Company's earnings before cumulative effect of accounting changes, extraordinary items, income taxes (benefit), equity in net losses of affiliates and fixed charges (interest expense and interest expense and preferred stock dividend requirement of a subsidiary to an affiliate) were $269.8 million, $292.7 million and $212.7 million, respectively. These earnings were not adequate to cover the Company's fixed charges of $313.5 million, $347.4 million and $312.3 million for the years ended December 31,

1994, 1993 and 1992, respectively. These fixed charges include non-cash interest and non-cash dividends (1992 only) of $53.5 million, $62.3 million and $98.0 million for the years ended December 31, 1994, 1993 and 1992, respectively. The inadequacy of these earnings to cover fixed charges is primarily due to the substantial non-cash charges for depreciation and amortization expense of $336.5 million, $341.5 million and $232.0 million for the years ended December 31, 1994, 1993 and 1992, respectively.

The Company believes that its losses and inadequacy of earnings to cover fixed charges will not significantly affect the performance of its normal business activities because of its existing cash and cash equivalents, short-term investments, its ability to generate operating income before depreciation and amortization and its ability to obtain external financing.

The Company recognized income taxes (benefit) of ($9.2) million, $15.2 million and $14.0 million for the years ended December 31, 1994, 1993 and 1992, respectively. Effective January 1, 1993, the Company changed its method of accounting for income taxes to Statement of Financial Accounting Standards ("SFAS") No. 109 from Accounting Principles Board Opinion No. 11 (see Note 6 to the Company's consolidated financial statements). The tax provision for 1993 includes an increase in income tax expense of approximately $21 million relating to the federal income tax rate change from 34% to 35%.

The Company anticipates that, for the foreseeable future, interest expense will be a significant cost to the Company and will have a significant adverse effect on the Company's ability to realize net earnings. The Company believes it will continue to be able to meet its obligations through its ability both to generate operating income before depreciation and amortization and to obtain external financing.

The Company recognized losses before extraordinary items and cumulative effect of accounting changes of $75.3 million, $98.9 million and $217.9 million for the years ended December 31, 1994, 1993 and 1992, respectively. These results of operations include equity in net losses of affiliates of $40.9 million, $28.9 million and $104.3 million, respectively, for those years. The Company's 1992 equity in net loss includes $27.5 million as its portion of Storer's redemption premium on preferred stock redeemed in connection with the Refinancing Plan.

The Company paid premiums and expensed unamortized debt acquisition costs totalling $18.0 million during 1994, primarily as a result of the redemption of its $150.0 million, 11-7/8% Senior subordinated debentures due 2004, resulting in the Company recording an extraordinary loss, net of tax, of $11.7 million or $.05 per share. The Company paid similar premiums of $27.1 million during 1993 in connection with the redemption of certain of its debt resulting in the Company recording an extraordinary loss, net of tax, of $17.6 million or $.08 per share. On January 1, 1993, the Company recorded a one time non-cash charge resulting from the adoption of SFAS No. 109, SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," and SFAS No. 112, "Employers' Accounting for Postemployment Benefits," totalling $742.7 million or $3.47 per share, net of tax. In 1992, the Company recorded an extraordinary loss of $52.3 million or $.26 per share as its portion of Storer's loss from its early extinguishment of debt.

The Company believes that its operations are not materially affected by inflation.

Cable Communications

The Company's cable division realized service income of $1.065 billion, $1.093 billion and $725.7 million for the years ended December 31, 1994, 1993 and 1992, respectively, representing a decrease of $27.4 million or 3% from 1993 to 1994 and an increase of $367.1 million or 51% from 1992 to 1993. The cable division's reduction in service income from 1993 to 1994 includes the estimated effects on regulated rates as a result of cable rate regulation of $82.0 million in 1994 offset, in part, by the effects of subscriber growth and new product offerings of $54.6 million. The increase in the cable division's service income from 1992 to 1993 includes $326.2 million resulting from the Split-off. The remaining increase of $40.9 million is attributable to the net effects of increased rates of $15.9 million and additional subscribers and new product offerings of $25.0 million.

Operating, selling, general and administrative expenses for the Company's cable division were $547.8 million, $540.8 million and $369.4 million for the years ended December 31, 1994, 1993 and 1992, respectively, representing increases of $7.0 million or 1% from 1993 to 1994 and $171.4 million or 46% from 1992 to 1993. The Split-off accounted for $157.9 million or 92% of the increase from 1992 to 1993. The increase from 1993 to 1994 and the remaining increase from 1992 to 1993 is attributable to increases in the costs of labor, billing and cable programming as a result of subscriber growth, partially offset by a reduction of franchise fee expense. Franchise fees were reported by the Company as a component of operating expenses prior to the implementation of the Cable Television Consumer Protection and Competition Act of 1992 ("1992 Cable Act"). Effective September 1, 1993, the Company commenced charging subscribers directly for such fees as permitted under the 1992 Cable Act and recording amounts charged as an offset to operating expenses resulting in a decrease in franchise fee expense of $15.9 million and $6.5 million from 1993 to 1994 and from 1992 to 1993, respectively. It is anticipated that the Company's cost of cable programming will increase in the future as cable programming rates increase and additional sources of cable programming become available.

Cellular Communications

The Company's cellular division realized service income of $286.1 million, $202.0 million and $142.9 million for the years ended December 31, 1994, 1993 and 1992, respectively, representing increases of $84.1 million or 42% from 1993 to 1994 and $59.1 million or 41% from 1992 to 1993. The increase from 1992 to 1993 includes $13.7 million due to increased service income from AWACS. The increase from 1993 to 1994 and the remaining increase from 1992 to 1993 is attributable to subscriber growth partially offset by the effects of a decrease in the average minutes-of-use per cellular subscriber in both years. The Company expects the decrease in average minutes-of-use per cellular subscriber to continue in the future.

Operating, selling, general and administrative expenses for the Company's cellular division were $169.8 million, $109.9 million and $80.8 million for the years ended December 31, 1994, 1993 and 1992, respectively, representing increases of $59.9 million or 55% from 1993 to 1994 and $29.1 million or 36% from 1992 to 1993. These increases are primarily due to increases in marketing and commissions as a result of subscriber growth.

Cable Rate Regulation Developments

On March 30, 1994, the FCC: (i) modified its existing benchmark methodology to require, absent a successful cost-of-service showing, reductions of approximately 17% in the rates for regulated cable services in effect on September 30, 1992, adjusted for inflation, channel modifications, equipment costs and increases in certain operating costs. The modified benchmarks and regulations are generally designed to cause an additional 7% reduction in the rates for regulated cable services on top of the rate reductions implemented by the Company in September 1993 under the prior FCC benchmarks and regulations;
(ii) adopted interim regulations to govern cost-of-service showings by cable operators, establishing an industry-wide 11.25% after tax rate of return and a rebuttable presumption that acquisition costs above original historic book value of tangible assets should be excluded from the rate base; and (iii) reconsidered, among other matters, its regulations concerning rates for the addition of regulated services and the treatment of packages of "a la carte" channels.

In July 1994, the Company reduced rates for regulated services in the majority of its cable systems to comply with the modified benchmarks and regulations. In addition, the Company is currently seeking to justify existing rates in certain other of its cable systems on the basis of cost-of-service showings; however, the interim cost-of-service regulations promulgated by the FCC do not support positions taken by the Company in its cost-of-service filings to date. The Company's reported cable service income reflects the estimated effects of cable regulation. The Company is seeking reconsideration by the FCC of the interim cost-of-service regulations and, if unsuccessful in justifying existing rates under cost-of-service regulations, intends to seek judicial relief. However, no assurance can be given that the Company will be able to offset, to any substantial degree, the adverse impact of rate reductions in compliance with the modified benchmarks and regulations or that it will be successful in cost-of-service proceedings. If the Company is not successful in such efforts, and there is no legislative, administrative or judicial relief in these matters, the FCC regulations will continue to adversely affect the Company's results of operations.

On November 10, 1994, the FCC announced modified "Going Forward" rules which, among other things, permit cable operators to charge an additional $0.20 per month per channel for channels added to the cable programming services tier, up to a maximum of six channels, and to recover an additional $0.30 in monthly fees paid to programmers for such channels. The ruling applies to channels added between May 15, 1994 and December 31, 1996 and became effective January 1, 1995. The FCC concurrently announced regulations permitting cable operators to create new product tiers which would generally not be subject to rate regulation. The Company is currently reviewing the ruling and is unable to predict the effect on its future results of operations.

ITEM 8    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
Comcast Corporation
Philadelphia, Pennsylvania

We have audited the accompanying consolidated balance sheet of Comcast Corporation and its subsidiaries as of December 31, 1994 and 1993, and the related consolidated statements of operations, stockholders' equity (deficiency) and of cash flows for each of the three years in the period ended December 31, 1994. Our audits also included the financial statement schedule listed in the Index at Item 14(b)(i). These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We did not audit the consolidated financial statements of Storer Communications, Inc. ("Storer") as of and for the year ended December 31, 1992, the consolidated financial statements of Comcast International Holdings, Inc. ("International") as of and for each of the two years in the period ended December 31, 1994 and the financial statements of Garden State Cablevision L.P. ("Garden State") as of December 31, 1994 and 1993 and for each of the three years in the period ended December 31, 1994. International is consolidated with the Company. The Company's investments in Storer and Garden State have been accounted for under the equity method, except that subsequent to December 2, 1992, Storer was consolidated with the Company. The Company's combined equity in the net assets of International and Garden State of $111.1 million and $43.8 million at December 31, 1994 and 1993, respectively, and the Company's combined equity in the net losses of Storer (through December 31, 1992), International (for the years ended December 31, 1994 and 1993) and Garden State for the years ended December 31, 1994, 1993 and 1992, of $38.7 million, $32.8 million and $145.1 million, respectively, are included in the Company's consolidated financial statements. The financial statements of Storer, International and Garden State were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included in the Company's consolidated financial statements for Storer (through December 31, 1992), International (as of and for each of the two years in the period ended December 31, 1994) and Garden State, is based solely upon the reports of the other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the reports of other auditors, such consolidated financial statements present fairly, in all material respects, the financial position of Comcast Corporation and its subsidiaries as of December 31, 1994 and 1993, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1994 in conformity with generally accepted accounting principles. Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in the notes to consolidated financial statements, the Company changed its method of accounting for income taxes effective January 1, 1993 to conform with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes."


/s/ Deloitte & Touche LLP

Philadelphia, Pennsylvania
February 21, 1995

COMCAST CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET
DECEMBER 31, 1994 AND 1993
(Dollars in thousands)



                                                                             1994                1993
ASSETS
CURRENT ASSETS
    Cash and cash equivalents............................................  $335,320             $160,434
    Short-term investments, at cost which
        approximates fair value..........................................   130,134              519,386
    Accounts receivable, less allowance for doubtful
        accounts of $11,272 and $11,792 .................................   108,245               72,182
    Prepaid charges and other............................................    34,807               18,491
                                                                             ------               ------
            Total Current Assets.........................................   608,506              770,493
                                                                            -------              -------
INVESTMENTS, principally in affiliates...................................   797,075              665,208
                                                                            -------              -------
PROPERTY AND EQUIPMENT................................................... 2,081,256            1,722,578
    Accumulated depreciation.............................................  (823,570)            (701,591)
                                                                           --------             --------
    Property and equipment, Net.......................................... 1,257,686            1,020,987
                                                                          ---------            ---------
DEFERRED CHARGES
    Franchise and license acquisition costs.............................. 3,569,745            2,314,736
    Excess of cost over net assets acquired and other.................... 1,375,868              879,882
                                                                          ---------              -------
                                                                          4,945,613            3,194,618
    Accumulated amortization.............................................  (845,896)            (703,030)
                                                                           --------             --------
    Deferred charges, Net................................................ 4,099,717            2,491,588
                                                                          ---------            ---------
                                                                         $6,762,984           $4,948,276
                                                                         ==========           ==========

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES
    Accounts payable and accrued expenses................................  $402,869             $255,759
    Accrued interest.....................................................    60,219               61,808
    Subscribers' advance payments and other..............................    14,637               12,484
    Current portion of long-term debt....................................   182,913              263,873
                                                                            -------              -------
            Total Current Liabilities....................................   660,638              593,924
                                                                            -------              -------
LONG-TERM DEBT, Less current portion..................................... 4,810,541            4,154,830
                                                                          ---------            ---------
DEFERRED INCOME TAXES.................................................... 1,390,849              929,916
                                                                          ---------              -------
MINORITY INTEREST AND OTHER..............................................   627,745              140,137
                                                                            -------              -------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY
    Preferred Stock, no par value - authorized, 20,000,000
        shares; issued, none.............................................
    Class A Special Common Stock, $1 par value - authorized,
        500,000,000 shares; issued, 191,230,684 and 173,952,952..........   191,231              173,953
    Class A Common Stock, $1 par value - authorized,
        200,000,000 shares; issued, 39,019,809 and 38,946,754............    39,020               38,947
    Class B Common Stock, $1 par value - authorized,
        50,000,000 shares; issued, 8,786,250 ............................     8,786                8,786
    Additional capital...................................................   875,501              647,242
    Accumulated deficit..................................................(1,827,647)          (1,717,931)
    Unrealized gains on marketable securities............................     3,862
    Cumulative translation adjustments...................................   (17,542)             (21,528)
                                                                            -------              -------
            Total Stockholders' Deficiency...............................  (726,789)            (870,531)
                                                                           --------             --------
                                                                         $6,762,984           $4,948,276
                                                                         ==========           ==========

See notes to consolidated financial statements.

COMCAST CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS
YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992
(Amounts in thousands, except per share data)


                                                                          1994            1993               1992
SERVICE INCOME................................................        $1,375,304       $1,338,228          $900,345
                                                                      ----------       ----------          --------

COSTS AND EXPENSES
    Operating.................................................           409,841          407,846           275,510
    Selling, general and administrative.......................           389,207          323,986           227,682
    Depreciation and amortization.............................           336,462          341,500           232,047
                                                                         -------          -------           -------
                                                                       1,135,510        1,073,332           735,239
                                                                       ---------        ---------           -------

OPERATING INCOME..............................................           239,794          264,896           165,106

INVESTMENT (INCOME) EXPENSE
    Interest expense..........................................           313,477          347,448           231,318
    Investment income.........................................           (24,606)         (29,249)          (49,309)
    Interest expense and preferred stock dividend
        requirement of a subsidiary to an affiliate...........                                               80,970
    Equity in net losses of affiliates........................            40,884           28,872           104,306
    Other.....................................................            (5,402)           1,467             1,756
                                                                          ------            -----             -----
                                                                         324,353          348,538           369,041
                                                                         -------          -------           -------

LOSS BEFORE INCOME TAXES (BENEFIT),  EXTRAORDINARY
    ITEMS AND CUMULATIVE EFFECT OF ACCOUNTING
    CHANGES...................................................           (84,559)         (83,642)         (203,935)

INCOME TAXES (BENEFIT)........................................            (9,234)          15,229            14,000
                                                                          ------           ------            ------

LOSS BEFORE EXTRAORDINARY ITEMS AND
    CUMULATIVE EFFECT OF ACCOUNTING CHANGES...................           (75,325)         (98,871)         (217,935)

EXTRAORDINARY ITEMS ..........................................           (11,703)         (17,620)          (52,297)

CUMULATIVE EFFECT OF ACCOUNTING CHANGES.......................                           (742,734)
                                                                          ------         --------           -------

NET LOSS                                                                ($87,028)       ($859,225)        ($270,232)
                                                                        ========        =========         =========

LOSS PER SHARE
    Loss before extraordinary items and cumulative effect
        of accounting changes.................................             ($.32)           ($.46)           ($1.08)
    Extraordinary items.......................................              (.05)            (.08)             (.26)
    Cumulative effect of accounting changes...................                              (3.47)
                                                                          ------           ------            ------

        Net Loss .............................................             ($.37)          ($4.01)           ($1.34)
                                                                           =====           ======            ======

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
    OUTSTANDING ..............................................           236,262          213,939           201,815
                                                                         =======          =======           =======

See notes to consolidated financial statements.

COMCAST CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992
(Dollars in thousands)


                                                                         1994              1993             1992
OPERATING ACTIVITIES
    Net loss..................................................          ($87,028)       ($859,225)        ($270,232)
    Noncash items included in net loss:
        Depreciation and amortization.........................           336,462          341,500           232,047
        Interest expense......................................            53,490           62,316            53,628
        Preferred stock dividend requirement of a
            subsidiary to an affiliate........................                                               44,393
        Equity in net losses of affiliates....................            40,884           28,872           104,306
        Gain on sale of division..............................            (5,825)
        Extraordinary items...................................            11,703           17,620            52,297
        Cumulative effect of accounting changes...............                            742,734
        Deferred income taxes and other.......................             4,271              456             2,400
                                                                           -----              ---             -----
                                                                         353,957          334,273           218,839
    Increase in accounts receivable and
        prepaid charges and other.............................           (40,877)         (16,062)           (4,514)
   (Decrease) increase in accrued interest....................            (1,589)           6,548            16,100
    Increase in accounts payable and accrued expenses
        and subscribers' advance payments and other...........            57,503           21,133            21,872
                                                                          ------           ------            ------

            Net cash provided by operating activities.........           368,994          345,892           252,297
                                                                         -------          -------           -------

FINANCING ACTIVITIES
    Proceeds from borrowings..................................         1,201,084          953,952         2,586,360
    Debt issued and assumed directly in connection
        with acquisitions.....................................                                             (574,690)
    Retirement and repayment of debt..........................          (508,986)        (493,047)         (386,056)
    Issuance of common stock, net.............................             2,893            6,652           107,399
    Issuance of common stock of a subsidiary, net.............           209,394
    Equity contribution to a subsidiary.......................           250,000
    Dividends.................................................           (22,688)         (20,739)          (19,164)
    Other.....................................................           (16,492)          (9,620)           16,021
                                                                         -------           ------            ------

            Net cash provided by financing activities.........         1,115,205          437,198         1,729,870
                                                                       ---------          -------         ---------

INVESTING ACTIVITIES
    Acquisitions..............................................         1,292,589            9,315         2,544,953
    Noncash portions of acquisitions..........................                                             (574,690)
    (Sales) purchases of short-term investments, net..........          (389,252)         384,948          (335,641)
    Increase in investments, principally in affiliates........           125,034          272,529           150,334
    Additions to property and equipment.......................           269,943          158,396           109,435
    Proceeds from sale of division............................           (28,183)
    Other.....................................................            39,182           10,902
                                                                          ------           ------         ---------

            Net cash used in investing activities.............         1,309,313          836,090         1,894,391
                                                                       ---------          -------         ---------

INCREASE (DECREASE) IN CASH AND
    CASH EQUIVALENTS..........................................           174,886          (53,000)           87,776

    Cash and Cash Equivalents, Beginning of Year..............           160,434          213,434           125,658
                                                                         -------          -------           -------

CASH AND CASH EQUIVALENTS, End of Year........................          $335,320         $160,434          $213,434
                                                                        ========         ========          ========

See notes to consolidated financial statements.

COMCAST CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992
(Dollars in thousands)

                                                                                                                Cumulative
                                                                                                    Unrealized    Trans-
                                                        Common Stock           Add-        Accum-    Gains on     lation
                                                Class A                      itional       ulated   Marketable   Adjust-
                                                Special   Class A  Class B   Capital      Deficit   Securities    ments     Total
BALANCE, JANUARY 1, 1992                        $81,153   $39,409   $8,213  $439,741    ($548,571)   $           ($465)    $19,480

    Net loss                                                                             (270,232)                        (270,232)
    Issuance of Common Stock                      6,075                       95,679                                       101,754
    Exercise of options                             657       192      573    15,082                                        16,504
    Retirement of Common Stock                      (39)     (627)           (10,193)                                      (10,859)
    Cash dividends, $.0933 per share                                                      (19,164)                         (19,164)
    Cumulative translation
        adjustments                                                                                            (19,124)    (19,124)
                                               --------   -------   ------  --------  -----------    ------   --------   ---------

BALANCE, DECEMBER 31, 1992                       87,846    38,974    8,786   540,309     (837,967)             (19,589)   (181,641)

    Net loss                                                                             (859,225)                        (859,225)
    Issuance of Common Stock                        145                        1,756                                         1,901
    Conversion of convertible subordinated
        debt to Common Stock                     11,537                      174,824                                       186,361
    Exercise of options                             624       131             10,878                                        11,633
    Retirement of Common Stock                      (94)     (158)            (6,630)                                       (6,882)
    Cash dividends, $.0933 per share                                                      (20,739)                         (20,739)
    Stock dividend, 50%, effective
        February 2, 1994                         73,895                      (73,895)
    Cumulative translation
        adjustments                                                                                             (1,939)     (1,939)
                                               --------   -------   ------  --------  -----------    ------   --------   ---------

BALANCE, DECEMBER 31, 1993                      173,953    38,947    8,786   647,242   (1,717,931)             (21,528)   (870,531)

    Net loss                                                                              (87,028)                         (87,028)
    Issuance of Common Stock                        265                        2,205                                         2,470
    Conversion of convertible
        subordinated
        debt to Common Stock                     16,765                      166,690                                       183,455
    Exercise of options                             527        81              6,000                                         6,608
    Retirement of Common Stock                     (279)       (8)            (5,898)                                       (6,185)
    Cash dividends, $.0933 per share                                                      (22,688)                         (22,688)
    Unrecognized gain on issuance of
        common stock of a subsidiary                                          59,262                                        59,262
    Unrealized gains on marketable
        securities                                                                                    3,862                  3,862
    Cumulative translation
        adjustments                                                                                              3,986       3,986
                                               --------   -------   ------  --------  -----------    ------   --------   ---------

BALANCE, DECEMBER 31, 1994                     $191,231   $39,020   $8,786  $875,501  ($1,827,647)   $3,862   ($17,542)  ($726,789)
                                               ========   =======   ======  ========  ===========    ======   ========   =========


See notes to consolidated financial statements.

COMCAST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basis of Consolidation
     The  consolidated  financial  statements  include  the  accounts of Comcast
     Corporation   and  all  wholly   owned,   majority-owned   and   controlled
     subsidiaries (the "Company"). The Company is engaged in the development, management and operation of cable and cellular telephone communications systems and the production and distribution of cable programming. All significant intercompany accounts and transactions among the consolidated entities have been eliminated.

     Cash Equivalents and Short-term Investments
     Cash equivalents consist principally of U.S. Government obligations, commercial paper, repurchase agreements and certificates of deposit with a maturity of three months or less when purchased. Short-term investments consist principally of U.S. Government obligations, commercial paper, repurchase agreements and certificates of deposit with a maturity greater than three months when purchased. The carrying amounts of the Company's cash equivalents and short-term investments, classified as trading securities, approximates their fair values, which are based on quoted market prices, at December 31, 1994 and 1993.

     Investments, Principally in Affiliates
     Investments are accounted for on the equity method based on the Company's ability to exercise significant influence over the operating and financial policies of the investee. Equity method investments are recorded at original cost and adjusted periodically to recognize the Company's proportionate share of the investees' income or losses after the date of investment, and additional contributions made and dividends received. Unrestricted publicly traded investments, classified as available for sale, are recorded at their fair value as of December 31, 1994 and at cost as of December 31, 1993. Restricted publicly traded investments and investments in privately held companies are stated at cost adjusted for any known diminution in value.

     Investment Income
     Investment income includes interest income and gains, net of losses, on the sales of marketable securities. Gross realized gains and losses are recognized using the specific identification method and are not significant to the Company's results of operations.

     Property and Equipment
     Property and equipment are stated at cost. Depreciation is provided by the straight-line method over estimated useful lives as follows:

                  Buildings                                      15-40   years
                  Operating facilities                            5-20   years
                  Other equipment                                 2-10   years

     Deferred Charges
     Franchise and license acquisition costs are being amortized on a straight-line basis over their legal or estimated useful lives up to 40 years. The costs of acquired businesses in excess of amounts allocated to specific assets, based on their fair market values, are being amortized over their estimated useful lives of up to 40 years. The Company periodically evaluates the recoverability of its deferred charges using objective methodologies. Such methodologies may include evaluations based on the cash flows generated by the underlying assets or other determinants of fair value.

     Loss per Share
     For the years ended December 31, 1994, 1993 and 1992, the Company's common stock equivalents have an antidilutive effect on the loss per share and therefore, have not been used in determining the total weighted average number of common shares outstanding. Fully diluted loss per share for 1994, 1993 and 1992 is antidilutive and, therefore, has not been presented.

COMCAST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992 (Continued)

     Stock Split
     On December 21, 1993, the Company's board of directors authorized a three-for-two stock split in the form of a 50% stock dividend payable on February 2, 1994 to shareholders of record on January 12, 1994. The dividend was paid in Class A Special Common Stock to the holders of Class A Common, Class A Special Common and Class B Common Stock. Average number of shares outstanding and related prices, per share amounts, share conversion and stock option data have been retroactively restated to reflect the stock split. In addition, the December 31, 1993 Stockholders' Deficiency section of the Balance Sheet has been adjusted to reflect the stock split.

     Fair Values
     The estimated fair value amounts presented in these notes to consolidated financial statements have been determined by the Company using available market information and appropriate methodologies. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. The estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. Such fair value estimates are based on pertinent information available to management as of December 31, 1994 and 1993, and have not been comprehensively revalued for purposes of these consolidated financial statements since such dates. Current estimates of fair value may differ significantly from the amounts presented herein.

     New Accounting Pronouncements
     Effective January 1, 1993, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes" (see Note 6), SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions" (see Note 7) and SFAS No. 112, "Employers' Accounting for Postemployment Benefits" (see Note 8).

     Effective January 1, 1994, the Company adopted the provisions of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (see Note 3).

     Reclassifications
     Certain reclassifications have been made to the prior years consolidated financial statements to conform to those classifications used in 1994.

2.   ACQUISITIONS AND OTHER SIGNIFICANT EVENTS

     QVC

     In February 1995, the Company and Tele-Communications, Inc. ("TCI") acquired all of the outstanding stock of QVC, Inc. ("QVC") for $46, in cash, per share. The total cost of acquiring the outstanding shares of QVC not previously owned by the Company and TCI (approximately 65% of such shares on a fully diluted basis) was approximately $1.4 billion. Following the acquisition, the Company and TCI own, through their respective subsidiaries, 57.45% and 42.55%, respectively, of QVC. The Company will account for the QVC acquisition under the purchase method of accounting and QVC will be consolidated with the Company beginning in February 1995.

     The acquisition of QVC, including the exercise of certain warrants held by the Company, was financed with cash contributions from the Company and TCI of $296.3 million and $6.6 million, respectively, borrowings of $1.1 billion under a $1.2 billion QVC credit facility and existing cash and cash equivalents held by QVC.

     QVC is a nationwide general merchandise retailer, operating as one of the leading televised shopping retailers in the United States. Through its merchandise-focused television programs (the "QVC Service"), QVC sells a wide variety of products directly to consumers. The QVC Service currently reaches approximately 50 million cable television subscribers in the United States.

COMCAST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992 (Continued)

     The day to day operations of QVC will, except in certain limited circumstances, be managed by the Company. With certain exceptions, direct or indirect transfers to unaffiliated third parties by the Company or TCI of any stock in QVC are subject to certain restrictions and rights in favor of the other.

     Liberty Media Corporation ("Liberty"), a wholly-owned subsidiary of TCI, may, at certain times following February 9, 2000, trigger the exercise of certain exit rights. If the exit rights are triggered, the Company has first right to purchase Liberty's stock in QVC at Liberty's pro rata portion of the fair market value (on a going concern or liquidation basis, whichever is higher, as determined by an appraisal process) of QVC. The Company may pay Liberty for such stock, subject to certain rights of Liberty to consummate the purchase in the most tax-efficient method available, in cash, the Company's promissory note maturing not more than three years after issuance, the Company's equity securities or any combination thereof. If the Company elects not to purchase the stock of QVC held by Liberty, then Liberty will have a similar right to purchase the stock of QVC held by the Company. If Liberty elects not to purchase the stock of QVC held by the Company, then Liberty and the Company will use their best efforts to sell QVC.

     Maclean Hunter

     On December 22, 1994, the Company, through Comcast MHCP Holdings, L.L.C. (the "LLC"), acquired the U.S. cable television and alternate access operations of Maclean Hunter Limited ("Maclean Hunter") from Rogers Communications Inc. ("RCI") and all of the outstanding shares of Barden Communications, Inc. ("BCI," and collectively, such acquisitions are referred to as the "Maclean Hunter Acquisition") for approximately $1.2 billion (subject to certain adjustments) in cash. The Company and the California Public Employees' Retirement System ("CalPERS") invested approximately $305.0 million and $250.0 million, respectively, in the LLC, which is owned 55% by a wholly-owned subsidiary of the Company and 45% by CalPERS, and is managed by the Company. The Maclean Hunter Acquisition, including certain transaction costs, was financed with cash contributions from the LLC of $555.0 million and borrowings of $715.0 million under an $850.0 million Maclean Hunter credit facility. At any time after December 18, 2001, CalPERS may elect to liquidate its interest in the LLC at a price based upon the fair value of CalPERS' interest in the LLC, adjusted, under certain circumstances, for certain performance criteria relating to the fair value of the LLC or to the Company's common stock. Except in certain limited circumstances, the Company, at its option, may satisfy this liquidity arrangement by purchasing CalPERS' interest for cash, through the issuance of the Company's common stock (subject to certain limitations) or by selling the LLC. The Maclean Hunter Acquisition was accounted for under the purchase method of accounting and Maclean Hunter is consolidated with the Company as of December 31, 1994.

     The allocation of the purchase price to the assets and liabilities of Maclean Hunter is preliminary pending, among other things, the final purchase price adjustment between the Company and RCI. The terms of the Maclean Hunter Acquisition provide for, among other things, the indemnification of the Company by RCI for certain liabilities, including tax liabilities, relating to Maclean Hunter prior to the acquisition date.

     Telecommunications Joint Venture

     On October 25, 1994, the Company announced a joint venture ("WirelessCo") with Sprint Corporation ("Sprint"), TCI and Cox Cable Communications, Inc. ("Cox") to provide wireless communications services. WirelessCo is owned 40% by Sprint, 30% by TCI and 15% each by the Company and Cox. WirelessCo is participating in the first of several Federal Communications Commission ("FCC") auctions of blocks of spectrum for licenses to provide Personal Communications Services ("PCS"), having filed an application to participate in 39 of 51 Major Trading Area ("MTA") markets nationwide. As of February 21, 1995, WirelessCo's aggregate bids for 38 licenses covering a total population of 168 million were $1.975 billion. There can be no assurances that WirelessCo will be successful in bidding for or otherwise obtaining PCS licenses for these or other MTAs. The Company has obtained letter of credit commitments sufficient to cover its 15% share of the cost of PCS licenses for which WirelessCo is the successful bidder. The Company may have material additional capital requirements

COMCAST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992 (Continued)

     relating to the buildout of PCS systems if WirelessCo is successful in the PCS bidding process. WirelessCo is accounted for under the equity method of accounting.

     The parties have also signed a joint venture formation agreement which provides the basis upon which they will develop definitive agreements for their local wireline telecommunications activities. The parties anticipate that the wireline joint venture will be owned in the same percentages as WirelessCo. The parties' ability to provide such local services on a nationwide basis, and the timing thereof, will depend upon, among other things, the removal or modification of legal barriers to local telephone competition. The parties anticipate that Teleport Communications Group ("TCG"), which is owned 20% by the Company and by other cable television operators, including TCI and Cox, will be contributed to the local telephone venture. TCG is an alternative provider of local telephone services. The contribution of TCG to the venture is expected to be subject to certain conditions, including obtaining necessary governmental and other approvals.

     Storer

     Prior to December 2, 1992, the Company held a 50% ownership interest in SCI Holdings, Inc. ("SCI"), the parent company of Storer Communications, Inc. ("Storer"). On December 2, 1992, the Company completed certain transactions pursuant to which (i) the value of SCI was divided proportionately between its two 50% shareholders (the "Split-off") and (ii) SCI refinanced its indebtedness (the "Refinancing Plan"). In connection with the Split-off, SCI was merged into Storer and the Company became the sole shareholder of Storer.

     To effect the Split-off and Refinancing Plan, the Company and SCI's other 50% shareholder each made capital contributions to SCI of $1.1 billion. In addition, the Company redeemed $275 million of its long-term debt held by Storer (the "Finance Sub Securities") and assumed $119 million of Storer's outstanding debt. Effective December 2, 1992, the remaining Finance Sub Securities became intercompany securities and have been eliminated in consolidation. The other 50% shareholder redeemed all of its outstanding Finance Sub Debt Securities. Storer used these proceeds to pay off its outstanding bank debt, 15% twelve year Senior subordinated debentures, and a majority of its Serial Zero Coupon Senior Notes. In connection with these redemptions, the Company recognized as an extraordinary item its 50% share of the premiums paid (net of tax) of $52.3 million.

     In addition, on December 2, 1992, holders of the Storer preferred stock were given the required thirty days notice of intent to redeem. The cash required to fund the redemption was part of the capital contributions discussed above. On January 4, 1993, $746.9 million was paid to redeem the preferred stock, which included a redemption premium and accrued dividends. The redemption of the preferred stock was presented as if it had been consummated on December 31, 1992. Management believes such presentation more accurately reflected the Company's financial position and capital structure at December 31, 1992. The Company's equity in Storer's net loss before extraordinary item for 1992 includes $27.5 million for its portion of Storer's redemption premium on its preferred stock.

     In connection with the Split-off, the Company and the former 50% shareholder of Storer entered into various agreements providing for, among other things, the sharing and cross indemnification of certain liabilities, including tax liabilities and benefits relating to the pre-Split-off period.

     AWACS

     On March 5, 1992, the Company acquired from Metromedia Company ("Metromedia") a 50.01% direct and a 49.99% indirect interest in AWACS, Inc. ("AWACS"), the non-wireline cellular telephone system serving the Philadelphia Metropolitan Statistical Area, which includes eight counties in Pennsylvania and New Jersey containing a population of approximately 4.9 million people at that date (the "AWACS Acquisition"). The Company also acquired the minority interests in two New Jersey cellular telephone systems serving a total population of approximately 1.3 million people at that date, the balance of which systems were owned by the Company. The Company acquired these interests in exchange for (i) zero coupon notes issued by a subsidiary of the Company, which are due March 5, 2000, and have an aggregate face amount payable at maturity of

COMCAST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992 (Continued)

     approximately $1 billion, accreting from $425 million at 11% per annum (if at maturity or an earlier redemption date 35%, subject to reduction in certain circumstances, of the private market value, as determined by applicable procedures, of the Company's cellular subsidiaries is greater than the accreted value plus certain premiums, then such greater amount will constitute the redemption price), (ii) approximately $567 million in cash and (iii) participating preferred stock issued by a subsidiary of the Company (described below).

     The 49.99% indirect interest was obtained through the purchase of the Class A Redeemable Preferred Stock ("LCH Preferred Stock") of LCH Communications, Inc. ("LCH"), an indirect subsidiary of LIN Broadcasting Corporation. The 49.99% of the AWACS Common Stock was owned by LIN Cellular Communications Corporation ("LIN-Penn"), a wholly-owned subsidiary of LCH. LCH, through LIN-Penn, indirectly owned the remaining 49.99% of the common stock of AWACS. LCH was required to redeem the LCH Preferred Stock (which redemption was not expected to occur before 1996) for either, at its option, (a) an amount in cash (the "Cash Redemption Price") equal to the sum of (i) all accrued and unpaid dividends and (ii) the greater of (A) $850 million and
     (B) the fair market value of the capital stock of LIN-Penn and 15% of the value of LCH's operating business (the "Operating Business Portion"), or
     (b) the capital stock of LIN-Penn and an amount in cash equal to the Operating Business Portion.

     On June 24, 1994, in connection with the settlement of certain disputes between LCH and the Company, LCH redeemed the LCH Preferred Stock through the transfer to the Company of 100% of the capital stock of LIN-Penn. As a result of such redemption, the Company owns 100% of the common stock of AWACS. Since the Company has historically accounted for the purchase of AWACS as if it acquired a 100% direct interest, the redemption of the LCH Preferred Stock has no effect on the Company's accounting for AWACS.

     In addition to the interest in AWACS, the redemption of the LCH Preferred Stock entitles the Company to an interest in certain publishing and broadcasting operations. A subsidiary of the Company has issued to Metromedia participating preferred stock which has economic attributes based on the performance and ultimate value of the publishing and broadcasting operations. Accordingly, these operations are excluded from the Company's consolidated financial statements.

     Pro forma Results

     The Company would have reported unaudited revenues of $1.634 billion and $1.597 billion, unaudited loss before extraordinary items and cumulative effect of accounting changes of $123.3 million and $143.6 million, unaudited net loss of $135.0 million and $898.9 million and unaudited net loss per share of $.57 and $4.20 for the years ended December 31, 1994 and 1993, respectively, had the Maclean Hunter Acquisition occurred at the beginning of each period. This unaudited pro forma information is based on historical results of operations adjusted for acquisition costs, and in the opinion of management, is not necessarily indicative of what the results would have been had the Company operated the acquired entities since the beginning of 1993.

3.   INVESTMENTS

     Investments consist of the following components:

                                                                                       December 31,
                                                                                  1994             1993
                                                                                  (Dollars in thousands)
        Investments - Equity method...............................             $389,851          $111,050
        Investments - Public companies............................              216,002           275,684
        Investments - Privately held companies....................              191,222           278,474
                                                                                -------           -------
                                                                               $797,075          $665,208
                                                                               ========          ========

COMCAST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992 (Continued)

     Investments - Equity Method

     Summarized financial information for equity method investments, excluding the operations of Storer as described below, for 1994, 1993 and 1992 is as follows (Dollars in thousands):



                                                 Twelve Months  Year Ended
                                                     Ended     December 31,              Year Ended    Year Ended
                                                October 31,1994    1994                 December 31,  December 31,
                                                      QVC          Other      Combined      1993          1992
        Combined Results of Operations
           Revenues, net.........................$1,336,674     $362,132   $1,698,806     $165,688        $129,274
           Depreciation and amortization.........    44,862      109,512      154,374       70,501          62,957
           Operating income (loss)...............   153,568     (133,534)      20,034      (38,519)        (29,443)
                Net income (loss) as reported
                  by affiliates..................   $41,103    ($178,070)   ($136,967)    ($66,587)       ($54,216)

        Company's Equity in Net Income (Loss)
           Equity in current period net income
                (loss)...........................    $6,286     ($46,540)    ($40,254)    ($28,872)       ($26,288)
           Amortization income (expense).........     4,901       (5,531)        (630)
                                                    -------     --------     --------     --------        --------
           Total equity in net income (loss).....   $11,187     ($52,071)    ($40,884)    ($28,872)       ($26,288)
                                                    =======     ========     ========     ========        ========


                                                     October 31, 1994 December 31, 1994              December 31,
                                                            QVC             Other        Combined        1993
        Combined Financial Position
            Current assets...........................   $537,328          $214,586       $751,914      $58,255
            Noncurrent assets........................    472,029         1,587,256      2,059,285      628,116
            Current liabilities......................    398,245           239,964        638,209       72,917
            Noncurrent liabilities...................      6,599           968,216        974,815      368,096

     As of December 31, 1994 and 1993, equity method investments include the Company's interest in Garden State Cablevision L.P. ("Garden State") and interests in its United Kingdom ("UK") cable television and telecommunications businesses. In addition, effective January 1, 1994, the Company commenced accounting for QVC (see Note 2-QVC), TCG (see Note 2-Telecommunications Joint Venture) and certain other investments under the equity method of accounting due to changes in the nature of the relationships between the Company and the investees which allow the Company to exercise significant influence over their operating and financial policies. The Company's prior year financial statements have not been restated due to the insignificance of the Company's proportionate ownership interests in the net income or loss of the investees for those periods. The differences between the Company's recorded investments and its proportionate interests in the book value of the investees' net assets are being amortized to equity in net income or loss, primarily over a period of twenty years, which is consistent with the estimated lives of the underlying assets. In addition, QVC's fiscal year end is January 31 and therefore, the Company records its equity in QVC's net income or loss two months in arrears.

     The original cost of investments accounted for under the equity method of accounting totalled approximately $565.4 million and $253.4 million at December 31, 1994 and 1993, respectively.

     As of December 31, 1994 and 1993,  the Company held 6.2 million  shares and
     5.9 million shares, respectively, of QVC Class A Common Stock representing a 15.1% and 14.8% interest in QVC's then outstanding common stock. In addition, the Company held 72,050 shares of QVC Class C Preferred Stock as of December 31, 1994 and 1993. The historical cost of the Class A Common Stock and Class C Preferred Stock held by the Company as of December 31, 1994 and 1993 was $69.6 million and $66.5 million, respectively, with an estimated fair value of $291.8 million and $259.8 million, respectively. In addition, as of December 31, 1994 and 1993, the Company held

COMCAST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992 (Continued)

     warrants to purchase 1.7 million and 2.0 million shares of QVC Class A Common Stock, respectively, at prices ranging from $9.64 to $17.49 with estimated fair values of $44.0 million and $49.6 million at such dates.

     On December 11, 1992, the Company contributed its interests in certain UK cable television and telecommunications businesses to a majority owned subsidiary ("Comcast UK Cable"). Comcast UK Cable holds, among other things, the Company's investments in UK affiliates: Birmingham Cable Corporation Limited, Cable London PLC, Cambridge Holding Company Limited and Cable Programme Partners-1 Limited Partnership. On that date, Comcast UK Cable's other shareholder, UK Cable Partners Limited ("UKCPL"), which is owned by Warburg, Pincus Investors L.P. and Bankers Trust Investments PLC, committed to invest an aggregate of up to UK (pound)70.0 million in Comcast UK Cable, of which approximately UK (pound)57.2 million was invested through September 27, 1994. The Company made equal investments, including the cost of its investments previously contributed to Comcast UK Cable. On September 27, 1994, Comcast UK Cable consummated an initial public offering (the "IPO") of 15.0 million of its Class A Common Shares for net proceeds of $209.4 million. Contemporaneously with the IPO, the Company and UKCPL restructured their interests in Comcast UK Cable and terminated UKCPL's right to exchange its equity interests in Comcast UK Cable for convertible debt of the Company (the "Exchange Option"). As a result of the IPO and the restructuring, the Company beneficially owns approximately 31.2% of the total outstanding Comcast UK Cable common shares. Because the Class A Common Shares are entitled to one vote per share and the Class B Common Shares are entitled to ten votes per share, the Company, through its ownership of the Class B Common Shares, controls approximately 81.9% of the total voting power of all outstanding Comcast UK Cable common shares and continues to consolidate Comcast UK Cable. As a result of the termination of the Exchange Option and consummation of the IPO, the Company recorded an aggregate minority interest liability in Comcast UK Cable of $261.4 million. The Company has recorded the increase in its proportionate share of Comcast UK Cable's net assets as an increase in additional capital of $59.3 million.

     The Company holds a 20% interest in TCG with an original cost of $66.2 million and $66.1 million at December 31, 1994 and 1993, respectively. The Company also had loans to TCG totaling $39.5 million and $11.7 million at December 31, 1994 and 1993, respectively. TCG operates fiber optic networks serving communities across the United States providing point-to-point digital communication links to telecommunication-intensive businesses and long-distance carriers. The Company accounted for its investment in TCG under the cost method of accounting prior to 1994.

     Through December 2, 1992, the Company recorded its 50% investment in Storer under the equity method of accounting. Subsequent to December 2, 1992, the Company consolidates the financial position and results of operations of Storer.

     The results of operations of Storer for 1992 (through December 2, 1992) are as follows (Dollars in thousands):

            Service income........................................              $595,668
            Depreciation and amortization.........................               182,325
            Operating income......................................               106,178

            Net loss as reported by Storer........................             ($324,341)
            Interest and dividends not recognized
                as income by Storer, net of taxes.................                63,711
                                                                                  ------
                                                                               ($260,630)
                                                                               =========

            Equity in net loss....................................              ($78,018)
            Equity in net loss from early extinguishment
                of debt by Storer.................................               (52,297)
                                                                                 -------
                                                                               ($130,315)
                                                                               =========

COMCAST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992 (Continued)

     The net loss of $324.3 million for 1992 (through December 2, 1992) separately reported by Storer differs from the net loss of $260.6 million for 1992 utilized by the Company to record its equity in the net loss of Storer. This difference is due to Storer not recognizing interest and dividend income from securities issued by the Company and the other 50% investor to Storer due to the related party nature of the securities. However, the Company has recorded the interest and dividend requirements as an expense in its consolidated statement of operations. Therefore, this method of reporting presents the Company's equity in the net loss of Storer as if it were consolidated with the Company.

     Through December 2, 1992, the Company, pursuant to a consulting agreement, had oversight responsibility for Storer systems serving approximately one-half of the Storer subscribers. For its consulting services, the Company received a fee of 3-1/2% of revenues of the systems it managed. For the year ended December 31, 1992, the fee under the consulting agreement was $10.8 million.

     Investments - Public Companies

     As of December 31, 1994 and 1993, the Company held 11.3 million shares of common stock of Nextel Communications, Inc. ("Nextel") representing a 10.7% and 12.9% interest in Nextel's then outstanding common stock. Nextel is a Specialized Mobile Radio ("SMR") licensee developing an enhanced service capability ("ESMR"). Assuming satisfactory technical performance of Nextel's systems in Los Angeles and San Francisco and satisfaction of certain other conditions, an additional $35 million investment will be made on June 30, 1995 at a per share price of 90% of the then market price for Nextel common stock. Effective September 30, 1994, certain restrictions under prior agreements with Nextel relating to the Company's ability to sell or otherwise transfer its investment in Nextel were removed. As a result of the removal of such restrictions, the Company has recorded its investment in Nextel common stock, with an historical cost of $175.9 million at December 31, 1994, at its estimated fair value, resulting in an unrealized pre-tax loss of $14.0 million as of December 31, 1994. As of December 31, 1993, the Company's investment in Nextel common stock had an estimated fair value of $419.7 million and was reported at its historical cost of $174.2 million. As of December 31, 1994 and 1993, the Company owns options to acquire approximately 25.2 million shares of Nextel common stock, principally at $16 per share, with an estimated fair value of $149.2 million and $660.0 million, respectively, which are recorded at their historical cost of $23.5 million. Investments in options have been valued using the Black-Scholes Option Pricing method.

     The Company holds unrestricted equity investments in certain other publicly traded companies with an historical cost of $10.7 million at December 31, 1994 and 1993. As of December 31, 1994, the Company has recorded these investments at their estimated fair value of $30.6 million, resulting in an unrealized pre-tax gain of $19.9 million. As of December 31, 1993, such investments, with an estimated fair value of $50.1 million at that date, were reported at their historical cost.

     Investments - Privately Held Companies

     On January 26, 1995, the Company exchanged its interest in Heritage Communications, Inc. ("Heritage") with TCI for Class A common shares of TCI with a fair market value of approximately $290.0 million. Shortly thereafter, the Company sold certain of these shares for total proceeds of approximately $188.0 million. As a result of these transactions, the Company will recognize a pre-tax gain of $141.0 million in the first quarter of 1995.

     It is not practicable to estimate the fair value of the Company's other investments in privately held companies with a recorded cost, excluding Heritage, of $50.3 million and $141.5 million at December 31, 1994 and 1993, respectively, due to a lack of quoted market prices and excessive costs involved in determining such fair value.

COMCAST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992 (Continued)

4.   LONG-TERM DEBT

                                                                                        December 31,
                                                                                   1994              1993
                                                                                   (Dollars in thousands)
    Notes payable to banks and insurance companies, due
        in installments through 2003.......................................     $3,280,035        $2,387,169
    Senior participating redeemable zero coupon notes, due 2000............        361,538           361,984
    10% Subordinated debentures, due 2003..................................        122,858           121,309
    10-1/4% Senior subordinated debentures, due 2001.......................        125,000           125,000
    11-7/8% Senior subordinated debentures.................................                          150,000
    9-1/2% Senior subordinated debentures, due 2008........................        200,000           200,000
    10-5/8% Senior subordinated debentures, due 2012.......................        300,000           300,000
    Convertible subordinated debt:
        Zero coupon convertible subordinated notes, due 1995...............          4,345            37,931
        3-3/8% / 5-1/2% Step-up convertible subordinated
            debentures, due 2005...........................................        250,000           250,000
        1-1/8% Discount convertible subordinated debentures, due 2007......        314,546           302,474
        7% Convertible subordinated debentures.............................                          151,882
    Other debt, due in installments principally through 1997...............         35,132            30,954
                                                                                    ------            ------
                                                                                 4,993,454         4,418,703
    Less current portion...................................................        182,913           263,873
                                                                                   -------           -------
                                                                                $4,810,541        $4,154,830
                                                                                ==========        ==========

     The maturities of long-term debt outstanding as of December 31, 1994 for the four years after 1995 are as follows:

                                                        (Dollars in thousands)
                           1996.............................   $309,530
                           1997.............................    388,074
                           1998.............................    802,428
                           1999.............................    518,848

     The holders of the Senior participating redeemable zero coupon notes due 2000 have the right, upon request of the holders of the majority of the notes, to require the Company to redeem such notes at any time on or after March 5, 1998. The accreted value of such notes, without giving effect to the alternative formula based on the private market value of the cellular business (see Note 2 - AWACS), of $361.5 million has been presented above as a 1998 maturity. Approximately $169.3 million accreted value of Series A notes is payable, at the Company's option, either in cash or the Company's Class A Special Common Stock.

     The following is a summary of the Company's convertible subordinated debt:

    (1) The Zero coupon convertible subordinated notes due 1995 are convertible, at the option of the holder, into Class A Special Common Stock of the Company at a conversion price of $11.02 per share, based on the face value of the debentures converted. The notes were issued at a 39% discount, resulting in an effective annual yield to maturity of 7.2%. During 1994 and 1993, $34.1 million and $48.6 million, respectively, of notes were converted into approximately 3.3 million and 4.8 million shares of Class A Special Common Stock of the Company. In January 1995, the remaining principal amount of the notes were converted by the holders into 396,000 shares of Class A Special Common Stock of the Company.

COMCAST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992 (Continued)

     (2) The 3-3/8% / 5-1/2% Step-up convertible subordinated debentures due 2005 are convertible into Class A Special Common Stock of the Company at a conversion price of $24.50 per share. Interest on the debentures accrues at a rate per annum of 3-3/8% from and including the date of issuance to and including September 8, 1997, from and after such time the Company will have the right to redeem the debentures for cash. Interest will accrue at a rate per annum of 5-1/2% from and including September 9, 1997 to maturity, or earlier redemption.

     (3) The 1-1/8% Discount convertible subordinated debentures due 2007 are convertible into Class A Special Common Stock of the Company at a conversion rate equal to 19.3125 shares per $1,000 principal amount at maturity. The conversion price will not be adjusted for accrued interest or original issue discount. The debentures were issued at 55.363% of their principal amount of $541.9 million at maturity resulting in a 6% effective annual yield to maturity. At any time on or after October 15, 1997, the Company may redeem such debentures for cash.

     (4) The 7% Convertible subordinated debentures due 2001 were redeemed on February 27, 1994. In connection with such redemption, substantially all of the debentures were converted into approximately 13.5 million shares of Class A Special Common Stock of the Company.

     On March 1, 1994, the Company redeemed for cash its 11-7/8% Senior subordinated debentures at a redemption price of 105.0% of their principal amount.

     The Company paid premiums and expensed unamortized debt acquisition costs totalling $18.0 million during 1994, primarily as a result of the redemption of its $150 million, 11-7/8% Senior subordinated debentures due 2004, resulting in the Company recording an extraordinary loss, net of tax, of $11.7 million or $.05 per share. The Company paid similar premiums of $27.1 million during 1993 in connection with the redemption of certain of its debt resulting in the Company recording an extraordinary loss, net of tax, of $17.6 million or $.08 per share.

     Fixed interest rates on notes payable to banks and insurance companies range from 8.6% to 10.57%. Bank debt interest rates vary based upon one or more of the following rates at the option of the Company:

          Prime rate to prime plus 1%;
          London Interbank Offered Rate (LIBOR) plus 3/4% to 2%; and Certificate of deposit rate plus 7/8% to 2-1/8%.

     As of December 31, 1994 and 1993, the Company's effective weighted average interest rate on its variable rate bank and insurance company debt outstanding was 7.63% and 4.73%, respectively.

     The Company has entered into interest rate swap and cap agreements to limit the Company's exposure to loss from adverse fluctuations in interest rates. At December 31, 1994 and 1993, $415.0 million and $635.0 million, respectively, of the Company's variable rate debt was protected by these products. Such agreements mature on various dates in 1995 and the related differentials to be paid or received are recognized over the terms of the agreements.

     During 1994, the Company entered into other interest rate swap agreements to manage its overall interest expense. At December 31, 1994, the Company had swapped $400.0 million notional amount of fixed rate debt for variable rate products (effective rates of 4.13% through 6.93% at December 31, 1994) which mature between 2000 and 2004. Since these products are designated as matched with certain of the Company's fixed rate debt, the differentials paid or received are recognized as a component of interest expense over the terms of the related agreements. Certain of these agreements have extensions, at the option of the counterparty, or indexed amortization provisions which may extend the lives of the agreements from three to five years.

     The credit risks associated with the Company's derivative financial instruments are controlled through the evaluation and continual monitoring of the creditworthiness of the counterparties. Although the Company may

COMCAST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992 (Continued)

     be exposed to losses in the event of nonperformance by the counterparties, the Company does not expect such losses, if any, to be significant.

     Certain of the Company's subsidiaries' loan agreements contain restrictive covenants which limit the subsidiaries' ability to enter into arrangements for the acquisition of property and equipment, investments, mergers and the incurrence of additional debt. Certain of these agreements require that certain ratios and cash flow levels be maintained and contain certain restrictions on dividend payments and advances of funds to the Company. The Company and its subsidiaries were in compliance with such restrictive covenants for all periods presented. In addition, the stock of certain subsidiary companies is pledged as collateral for the notes payable to banks and insurance companies.

     As of December 31, 1994, certain subsidiaries of the Company had unused lines of credit of $553.0 million, of which $100.0 million was used through February 21, 1995, principally to fund the acquisition of QVC.

     As of December 31, 1994, the Company and certain of its subsidiaries had unused irrevocable standby letters of credit totalling $401.9 million to cover potential fundings associated with several projects.

5.   STOCKHOLDERS' EQUITY (DEFICIENCY)

     The Company is authorized to issue, in one or more series, up to a maximum of 20.0 million shares of preferred stock without par value. The shares can be issued with such designations, preferences, qualifications, privileges, limitations, restrictions, options, conversion rights and other special or related rights as the Board of Directors shall from time to time fix by resolution.

     Class A Special Common Stock is nonvoting and each share of Class A Common Stock is entitled to one vote. Each share of Class B Common Stock is entitled to fifteen votes and is convertible, share for share, into Class A or Class A Special Common Stock, subject to certain restrictions.

     As of December 31,  1994,  21.1  million  shares of Class A Special  Common
     Stock  were  reserved  for  issuance  upon   conversion  of  the  Company's
     convertible debentures.

     The Company maintains qualified and nonqualified stock option plans for employees, directors and other persons under which the option prices are not less than the fair market value of the shares at the date of grant. Under these plans, 16.5 million shares of Class A Special Common Stock, 362,000 shares of Class A Common Stock and 658,000 shares of Class B Common Stock were reserved as of December 31, 1994. Option terms are from five to ten years with options becoming exercisable at various dates.

COMCAST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992 (Continued)

     Changes in the number of shares subject to outstanding but unexercised options under the Company's option plans for the years ended December 31, 1994, 1993 and 1992 were as follows:


                                                                                  Common Stock
                                                                    Class A
                                                                    Special          Class A            Class B

BALANCE, JANUARY 1, 1992........................................  7,276,785           959,144         1,518,750
    Options granted at prices of $9.92 to $11.92 per share......  1,179,375
    Options exercised at prices of $.94 to $10.83 per share.....   (985,802)         (287,595)         (860,625)
    Options cancelled and terminated............................   (128,340)           (4,086)
                                                                 ----------           -------           -------
BALANCE, DECEMBER 31, 1992......................................  7,342,018           667,463           658,125
    Options granted at prices of $12.00 to $22.08 per share.....  1,186,350
    Options exercised at prices of $1.57 to $12.58 per share....   (935,515)         (196,968)
    Options cancelled and terminated............................    (80,125)           (2,525)
                                                                 ----------           -------           -------
BALANCE, DECEMBER 31, 1993......................................  7,512,728           467,970           658,125
    Options granted at prices of $16.13 to $23.28 per share.....  5,165,216
    Options exercised at prices of $1.73 to $11.92 per share....   (526,857)          (81,472)
    Options cancelled and terminated............................   (282,236)          (24,935)
                                                                 ----------           -------           -------
BALANCE, DECEMBER 31, 1994...................................... 11,868,851           361,563           658,125
                                                                 ==========           =======           =======
Average price of options outstanding at
    December 31, 1994...........................................     $13.73             $4.74             $5.70
                                                                     ======             =====             =====

     As of December 31, 1994, options to purchase 5.0 million shares of Class A Special Common Stock, 206,000 shares of Class A Common Stock and 304,000 shares of Class B Common Stock were exercisable.

     The Company has a restricted stock program whereby management employees may be granted restricted shares of the Company's Class A Special Common Stock. Shares are subject to certain vesting provisions. The shares awarded do not have voting or dividend rights until vesting occurs. Restrictions on the award expire annually, over a period not to exceed five years from the date of the award. The Company recognizes compensation expense over the vesting period. As of December 31, 1994, there were 1.3 million unvested shares granted under the program of which 284,000 vested in January 1995. Total compensation expense recognized in 1994, 1993 and 1992 under this program was $4.4 million, $3.4 million and $2.6 million, respectively.

6.   INCOME TAXES

     Effective January 1, 1993, the Company adopted SFAS No. 109 which generally provides that deferred tax assets and liabilities be recognized for temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities and expected benefits of utilizing net operating loss carryforwards. The impact on deferred taxes of changes in tax rates and laws, if any, applied to the years during which temporary differences are expected to be settled are reflected in the financial statements in the period of enactment.

     Pursuant to the deferred method under Accounting Principles Board Opinion No. 11, which was applied in 1992 and prior years, deferred income taxes were recognized for income and expense items that are reported in different years for financial reporting purposes and income tax purposes using the tax rate applicable for the year of the calculation. Under the deferred method, deferred taxes are not adjusted for subsequent changes in tax rates.

     The cumulative effect of the adoption of SFAS No. 109 increased the net loss for the year ended December 31, 1993 by $731.8 million, or $3.42 per share, and is reported as part of the cumulative effect of accounting changes in the Company's Consolidated Statement of Operations for the year ended December 31, 1993.

COMCAST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992 (Continued)

     Property and equipment and deferred charges were increased by $171.1 million in order to adjust prior business combinations from net-of-tax to pre-tax amounts as required by SFAS No. 109. As a result of the adoption of SFAS No. 109, depreciation and amortization expense increased in 1993 from 1992 by approximately $13.6 million or $.06 per share and income tax expense decreased by approximately $35.0 million or $.16 per share, resulting in a net decrease in the loss before extraordinary items and cumulative effect of accounting changes of approximately $21.4 million or $.10 per share. Prior year financial statements were not restated to apply the provisions of SFAS No. 109.

     As a result of the Maclean Hunter Acquisition, the Company's deferred income tax liability was increased by approximately $488.0 million for temporary differences between the financial reporting basis and the income tax reporting basis of the assets of Maclean Hunter and BCI at the date of acquisition. Deferred charges were increased by the same amount as prescribed by SFAS No. 109.

     The redemption of the LCH Preferred Stock by LCH caused the Company's direct ownership of the common stock of AWACS to increase from 50.01% to 100%. As of the date of the redemption, AWACS will join with the Company in filing consolidated federal income tax returns.

     Income tax expense (benefit) consists of the following components:


                                                                             Year Ended December 31,
                                                                     1994             1993              1992
                                                                             (Dollars in thousands)

        Current expense
        Federal.................................................    $8,098            $5,099            $3,500
        State...................................................    12,408             9,320             5,100
                                                                    ------             -----             -----

                                                                    20,506            14,419             8,600
                                                                    ------            ------             -----
        Deferred expense (benefit)
        Federal.................................................   (27,912)             (216)            4,500
        State...................................................    (1,828)            1,026               900
                                                                    ------             -----               ---

                                                                   (29,740)              810             5,400
                                                                   -------               ---             -----

        Income tax expense (benefit)............................   ($9,234)          $15,229           $14,000
                                                                   =======           =======           =======

COMCAST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992 (Continued)

     The effective income tax expense (benefit) of the Company differs from the statutory amount because of the effect of the following items:


                                                                              Year Ended December 31,
                                                                     1994              1993             1992
                                                                              (Dollars in thousands)

        Federal tax at statutory rate...........................  ($29,596)         ($29,275)         ($87,119)
        Non-deductible depreciation and amortization............     3,235             3,153            40,627
        Non-taxable investment income...........................                                        (7,054)
        State income taxes, net of federal benefit..............     6,877             6,725             3,960
        Non-deductible preferred stock dividends of
            a subsidiary........................................                                        15,094
        Non-deductible equity in net losses of affiliates.......    10,550             4,838            48,492
        Deductible permanent differences associated
            with redemption of securities.......................                     (37,694)
        Increase in corporate federal income tax rate...........                      20,589
        Increase in valuation allowance.........................       605            47,494
        Other...................................................      (905)             (601)
                                                                      ----              ----           -------

        Income tax expense (benefit)............................   ($9,234)          $15,229           $14,000
                                                                   =======           =======           =======

     Deferred  income  tax  expense   (benefit)   resulted  from  the  following
     differences between financial and income tax reporting:

                                                                            Year Ended December 31,
                                                                    1994             1993              1992
                                                                            (Dollars in thousands)
        Depreciation and amortization......................       ($36,357)         ($34,694)          $20,151
        Accrued expenses not currently deductible..........        (22,287)
        Deductible temporary differences associated
            with redemption of securities..................                            7,031            10,078
        Taxable gain on sale of investment to
            affiliate......................................                                            (29,558)
        Utilization of net operating loss carryforwards....         28,299                               4,729
        Deferred tax assets arising from current
            period losses .................................                          (39,610)
        Increase in corporate federal income tax rate
            from 34% to 35%................................                           20,589
        Increase in valuation allowance....................            605            47,494
                                                                       ---            ------             -----

        Deferred income tax expense (benefit)..............       ($29,740)             $810            $5,400
                                                                  ========              ====            ======

COMCAST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992 (Continued)

     Significant components of the Company's net deferred tax liability are as follows:

                                                                 December 31,    December 31,
                                                                     1994            1993
                                                                    (Dollars in thousands)
        Deferred tax assets:
            Net operating loss carryforwards...............       $288,812          $317,111
            Differences between book and
                tax basis of property and equipment
                and deferred charges.......................         29,330            30,858
            Other..........................................         40,636            18,349
            Less: Valuation allowance......................       (274,736)         (274,131)
                                                                  --------          --------
                                                                    84,042            92,187
                                                                    ------            ------
        Deferred tax liabilities:
            Differences between book and tax
                basis of property and equipment and
                deferred charges...........................      1,431,742           979,841
            Other..........................................         43,149            42,262
                                                                    ------            ------
                                                                 1,474,891         1,022,103
                                                                 ---------         ---------
        Net deferred tax liability.........................     $1,390,849          $929,916
                                                                ==========          ========

     The Company's valuation allowance against deferred tax assets includes approximately $120.0 million for which any subsequent tax benefits recognized will be allocated to reduce goodwill and other noncurrent intangible assets. For income tax reporting purposes, the Company has net operating loss carryforwards of approximately $30.0 million for which a deferred tax asset has been recorded, which expire primarily between 2001 and 2007.

7.   POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

     Effective January 1, 1993, the Company adopted SFAS No. 106. This statement requires the Company to accrue the estimated cost of retiree benefits earned during the years the employee provides services. The Company previously expensed the cost of these benefits as claims were incurred. The Company recorded the cumulative effect of the obligation, which is unfunded, as of January 1, 1993, resulting in an increase in the Company's accrued postretirement health care liability of approximately $13.5 million and net loss of approximately $8.9 million or $.04 per share, net of tax. The effect of SFAS No. 106 on loss before extraordinary items and the cumulative effect of accounting changes was not significant to the Company's results of operations.

8.   POSTEMPLOYMENT BENEFITS

     Effective January 1, 1993, the Company adopted SFAS No. 112. This statement requires the Company to accrue the estimated costs of benefits for former or inactive employees after employment but before retirement. The effect of SFAS No. 112 on loss before extraordinary items and the cumulative effect of accounting changes was not significant to the Company's results of operations.

9.   STATEMENT OF CASH FLOWS - SUPPLEMENTAL INFORMATION

     The Company made cash payments for interest of approximately $261.6 million, $278.6 million and $198.2 million during the years ended December 31, 1994, 1993 and 1992, respectively.

COMCAST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992 (Continued)

10.  COMMITMENTS AND CONTINGENCIES

     Commitments
     During 1994, a subsidiary of the Company, Comcast UK Cable, entered into certain foreign exchange forward contracts as a normal part of its risk management efforts. Foreign exchange contracts, which mature at various times through 1996, are used to protect Comcast UK Cable from the risk that monetary assets held or denominated in currencies other than its functional currency are devalued as a result of changes in exchange rates. The amount of these contracts was $100.0 million as of December 31, 1994. Foreign exchange contracts provide an effective hedge against such monetary assets held since gains and losses realized on the contracts are offset against gains or losses realized on the underlying hedged assets.

     Minimum annual rental commitments for office space and equipment under noncancellable operating leases are as follows:

                                                                (Dollars
                                                              in thousands)

                   1995                                         $12,217
                   1996                                          10,385
                   1997                                           9,661
                   1998                                           8,759
                   1999                                           7,782
                   Thereafter                                    31,967

     Rental expense of $21.9 million, $19.3 million and $13.2 million for 1994, 1993 and 1992, respectively, has been charged to operations.

     Contingencies
     The Company is subject to claims which arise in the ordinary course of its business and other legal proceedings. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial position or results of operations of the Company.

     The Company is currently seeking to justify existing rates in certain of its cable systems on the basis of cost-of-service showings; however, the interim cost-of-service regulations promulgated by the FCC do not support positions taken by the Company in its cost-of-service filings to date. The Company's reported cable service income reflects the estimated effects of cable regulation. The Company is seeking reconsideration by the FCC of the interim cost-of-service regulations and, if unsuccessful in justifying existing rates under cost-of-service regulations, intends to seek judicial relief. However, no assurance can be given that the Company will be successful in cost-of-service proceedings. If the Company is not successful in such efforts, and there is no legislative, administrative or judicial relief in these matters, the FCC regulations will continue to adversely affect the Company's results of operations.

     Garden State's auditors' report discloses a material uncertainty with respect to the Cable Television Consumer Protection and Competition Act of 1992. Management believes that the ultimate resolution of this uncertainty will not have a material impact on the Company's financial position or results of operations.

COMCAST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992 (Continued)

11.  DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following summary table of the estimated fair value of the Company's financial instruments is made in accordance with the provisions of SFAS No. 107, "Disclosures About Fair Value of Financial Instruments." See Note 1 for a description of methodologies used for such disclosures.


                                                      December 31, 1994                    December 31, 1993
                                                                      (Dollars in thousands)
                                                Carrying            Estimated         Carrying          Estimated
                                                 Amount            Fair Value          Amount          Fair Value
     Investments - Public
         companies - (see Note 3)...........     $216,002  (1)       $341,785  (1)     $275,684        $1,439,076

    (1)  Excludes publicly traded investments accounted for under the equity method.

     The Company's long-term debt had a carrying amount of $4.993 billion and an estimated fair value of $4.768 billion as of December 31, 1994. The difference between the carrying value and estimated fair value of the Company's long-term debt was not significant as of December 31, 1993. The estimated fair value of the Company's publicly traded debt is based on quoted market prices for that debt. Interest rates that are currently available to the Company for issuance of the debt with similar terms and remaining maturities are used to estimate fair value for debt issues for which quoted market prices are not available.

     The estimated liability to settle the Company's interest rate swap and cap agreements was $39 million as of December 31, 1994. The estimated liability to settle the extension and indexed amortization features for certain of these instruments is not significant to the Company. The estimated liability to settle the Company's interest rate swap and cap agreements as of December 31, 1993 was not significant to the Company.

     The difference between the carrying amount and the estimated fair value of the Company's foreign exchange forward contracts is not significant at December 31, 1994.

COMCAST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992 (Continued)

12.  FINANCIAL DATA BY BUSINESS SEGMENT
     (Dollars in thousands)


                                                   Domestic Cable        Cellular          Corporate
                                                   Communications     Communications       and Other       Total
1994
Service income...................................    $1,065,316          $286,137          $23,851      $1,375,304
Depreciation and amortization....................       229,534            89,916           17,012         336,462
Operating income (loss)..........................       287,960            26,413          (74,579)        239,794
Interest expense.................................       151,128            58,556          103,793         313,477
Assets...........................................     4,588,886         1,205,047          969,051       6,762,984
Long-term debt...................................     2,852,877           744,538        1,213,126       4,810,541
Capital expenditures and acquisitions............     1,456,497            79,719           26,316       1,562,532
Equity in net income (losses) of
    affiliates...................................         2,928                            (43,812)        (40,884)

1993
Service income...................................    $1,092,746          $202,032          $43,450      $1,338,228
Depreciation and amortization....................       240,523            84,740           16,237         341,500
Operating income (loss)..........................       311,448             7,403          (53,955)        264,896
Interest expense.................................       152,508            74,421          120,519         347,448
Assets...........................................     2,506,066         1,277,619        1,164,591       4,948,276
Long-term debt...................................     2,049,332           689,984        1,415,514       4,154,830
Capital expenditures and acquisitions............       100,518            49,531           17,662         167,711
Equity in net losses of affiliates...............        (9,197)                           (19,675)        (28,872)

1992
Service income...................................      $725,659          $142,926          $31,760        $900,345
Depreciation and amortization....................       155,425            66,785            9,837         232,047
Operating income (loss)..........................       200,836            (4,707)         (31,023)        165,106
Interest expense and preferred
    stock dividend requirements..................       158,010            58,534           95,744         312,288
Assets...........................................     2,433,875         1,293,364          544,659       4,271,898
Long-term debt...................................     2,097,890           789,585        1,086,039       3,973,514
Capital expenditures and acquisitions............     1,589,967         1,022,552           41,869       2,654,388
Equity in net losses of affiliates...............       (91,797)                           (12,509)       (104,306)

COMCAST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992 (Concluded)

13.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)




                                                 First         Second           Third         Fourth         Total
                                             Quarter (1)(2)    Quarter         Quarter      Quarter (2)       Year
                                                            (Dollars in thousands, except per share data)
     1994

    Service income..........................  $328,703        $340,640       $345,744       $360,217      $1,375,304
    Operating income before
        depreciation and amortization.......   141,520         148,553        146,125        140,058         576,256
    Operating income........................    64,275          65,304         63,310         46,905         239,794
    Loss before extraordinary items.........   (15,777)        (12,756)       (17,246)       (29,546)        (75,325)
    Extraordinary items.....................   (11,580)           (123)                                      (11,703)
    Net loss................................   (27,357)        (12,879)       (17,246)       (29,546)        (87,028)
    Loss per share before
        extraordinary items.................      (.07)           (.05)          (.07)          (.13)           (.32)
    Extraordinary items per share...........      (.05)                                                         (.05)
    Net loss per share......................      (.12)           (.05)          (.07)          (.13)           (.37)
    Cash dividends per share................     .0233           .0233          .0233          .0233           .0933

     1993

    Service income..........................  $325,225        $340,083       $335,405       $337,515      $1,338,228
    Operating income before
        depreciation and amortization.......   146,330         159,605        154,311        146,150         606,396
    Operating income........................    58,657          71,106         69,828         65,305         264,896
    Loss before extraordinary items and
        cumulative effect of accounting
        changes.............................   (23,856)        (17,129)       (35,655)       (22,231)        (98,871)
    Extraordinary items.....................                                                 (17,620)        (17,620)
    Cumulative effect of accounting
        changes.............................  (742,734)                                                     (742,734)
    Net loss................................  (766,590)        (17,129)       (35,655)       (39,851)       (859,225)
    Loss per share before
        extraordinary items and cumulative
        effect of accounting changes........      (.11)           (.08)          (.17)          (.10)           (.46)
    Extraordinary items per share...........                                                    (.08)           (.08)
    Cumulative effect of accounting
        changes per share...................     (3.47)                                                        (3.47)
    Net loss per share......................     (3.58)           (.08)          (.17)          (.18)          (4.01)
    Cash dividends per share................     .0233           .0233          .0233          .0233           .0933

- ---------------
(1) Results of operations for the first quarter of 1993 were affected by the cumulative effect of the adoption of SFAS No. 106, SFAS No. 109 and SFAS No. 112.

(2) Results of operations for the first quarter of 1994 and fourth quarter of 1993 were affected by premiums paid in connection with the redemption of certain of the Company's debt, shown as extraordinary items in the Company's consolidated financial statements.

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.


                                    PART III

The information called for by Item 10, Directors and Executive Officers of the Registrant (except for the information regarding executive officers called for by Item 401 of Regulation S-K which is included in Part I hereof as Item 4A in accordance with General Instruction G(3)), Item 11, Executive Compensation, Item 12, Security Ownership of Certain Beneficial Owners and Management, and Item 13, Certain Relationships and Related Transactions, is hereby incorporated by reference to the Registrant's definitive Proxy Statement for its Annual Meeting of Shareholders presently scheduled to be held in June 1995, which shall be filed with the Securities and Exchange Commission within 120 days of the end of the Registrant's latest fiscal year.

                                    PART IV

ITEM 14       EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) The following Consolidated Financial Statements of the Company are included in Part II, Item 8:

              Independent Auditors' Report..............................................................30
              Consolidated Balance Sheet--December 31, 1994 and 1993....................................31
              Consolidated Statement of Operations--Years
                Ended December 31, 1994, 1993 and 1992..................................................32
              Consolidated Statement of Cash Flows--Years
                Ended December 31, 1994, 1993 and 1992..................................................33
              Consolidated Statement of Stockholders'
                Equity (Deficiency)--Years Ended December 31, 1994, 1993 and 1992.......................34
              Notes to Consolidated Financial Statements................................................35

     (b) (i) The following financial statement schedule required to be filed by Items 8 and 14(d) of Form 10-K is included in Part IV:

              Schedule II -- Valuation and Qualifying Accounts..........................................66


               All other schedules are omitted because they are not applicable, not required or the required information is included in the financial statements or notes thereto.

         (ii) The following consolidated financial statements of Storer Communications, Inc. ("Storer") for the year ended December 31, 1992 are required to be filed by Item 14(d)(1) of Form 10-K and are incorporated by reference to Storer's Annual Report on Form 10-K for the year ended December 31, 1993.

              Storer Communications, Inc.

              Independent Auditors' Report
              Consolidated Statements of Operations
              Consolidated Statements of Stockholder's Equity (Deficit) Consolidated Statements of Cash Flows
              Notes to Consolidated Financial Statements

               All schedules are omitted because they are not applicable, not required or the required information is included in the financial statements or notes thereto.

     (c) Exhibits required to be filed by Item 601 of Regulation S-K:

        3.1(a) Amended and Restated Articles of Incorporation filed on July 24, 1990 (incorporated by reference to Exhibit 3(i)(1) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994).

        3.1(b) Amendment to Articles of Incorporation filed on July 14, 1994 (incorporated by reference to Exhibit 3(i)(2) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30,
                1994).

        3.2     Amended and  Restated  By-Laws  (incorporated  by  reference  to
                Exhibit 3(ii) to the Company's Annual Report on Form 10-K for the year ended December 31, 1993).

        4.1 Specimen Class A Common Stock Certificate (incorporated by reference to Exhibit 2(a) to the Company's Registration Statement on Form S-7 filed with the Commission on September 17, 1980, File No. 2-69178).

        4.2 Specimen Class A Special Common Stock Certificate (incorporated by reference to Exhibit 4(2) to the Company's Annual Report on Form 10-K for the year ended December 31, 1986).

        4.3(a) Indenture (including form of Note), dated as of May 15, 1983, between Storer Communications, Inc. and The Chase Manhattan Bank, N.A., as Trustee, relating to 10% Subordinated Debentures due May 2003 of Storer Communications, Inc. (incorporated by reference to Exhibit 4.6 to the Registration Statement on Form S-1 (File No. 2-98938) of SCI Holdings, Inc.).

        4.3(b) First Supplemental Indenture, dated December 3, 1986 (incorporated by reference to Exhibit 4.5 to the Current Report on Form 8-K of Storer Communications, Inc. dated December 3,
                1986).

        4.4 Amended and Restated Indenture dated as of June 5, 1992 among Comcast Cellular Corporation, the Company and The Bank of New York, as Trustee, relating to $500,493,000 Series A Senior Participating Redeemable Zero Coupon Notes due 2000 and $500,493,000 Series B Senior Participating Redeemable Zero Coupon Notes due 2000 (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-1 (File No. 33-46863) of Comcast Cellular Corporation).

        4.5 Indenture, dated as of October 17, 1991, between the Company and Morgan Guaranty Trust Company of New York, as Trustee (incorporated by reference to Exhibit 2 to the Company's Current Report on Form 8-K filed with the Commission on October 31,
                1991).

        4.6 Form of Debenture relating to the Company's 10-1/4% Senior Subordinated Debentures due 2001 (incorporated by reference to Exhibit 4(19) to the Company's Annual Report on Form 10-K for the year ended December 31, 1991).

        4.7 Form of Debenture relating to the Company's $300,000,000 10-5/8% Senior Subordinated Debentures due 2012 (incorporated by reference to Exhibit 4(17) to the Company's Annual Report on Form 10-K for the year ended December 31, 1992).

        4.8 Form of Debenture relating to the Company's $200,000,000 9-1/2% Senior Subordinated Debentures due 2008 (incorporated by reference to Exhibit 4(18) to the Company's Annual Report on Form 10-K for the year ended December 31, 1992).

        4.9 Indenture, dated as of February 20, 1991, between the Company and Bankers Trust Company, as Trustee (incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-3, File No. 33-32830, filed with the Commission on January 11,
                1990).

        4.10 Form of Debenture relating the Company's 3-3/8% / 5-1/2% Step-up Convertible Subordinated Debentures Due 2005 (incorporated by reference to Exhibit 4(14) to the Company's Annual Report on Form 10-K for the year ended December 31, 1993).

        4.11 Form of Debenture relating to the Company's 1-1/8% Discount Convertible Subordinated Debentures Due 2007 (incorporated by reference to Exhibit 4 to the Company's Current Report on Form 8-K filed with the Commission on November 15, 1993).

        10.1(a) Credit  Agreement,  dated as of March 1, 1991,  between  Comcast
                Holdings, Inc., The Chase Manhattan Bank (National Association), as Agent, and various banks, and related agreements included therein (incorporated by reference to Exhibit 10(1) to the Company's Annual Report on Form 10-K for the year ended December 31, 1990, as amended by Form 8 filed April 16, 1991).

        10.1(b) Amendment  No. 1, dated as of January 11,  1994,  among  Comcast
                Holdings, Inc., the Chase Manhattan Bank (National Association), the banks named therein, and for limited purposes, Comcast Corporation and Comcast Cable Communications, Inc (incorporated by reference to Exhibit 10(1)(b) to the Company's Annual Report on Form 10-K for the year ended December 31, 1993).

        10.1(c) Copies of promissory notes delivered to Banks (incorporated by reference to Exhibit 10(1)(c) to the Company's Annual Report on Form 10-K for the year ended December 31, 1993).

        10.1(d) Consent  and  Amendment,  dated as of January  13,  1994,  among
                Comcast Holdings, Inc., the Lenders named therein, and for limited purposes, Comcast Corporation and Comcast Cable Communications, Inc. (incorporated by reference to Exhibit 10(1)(d) to the Company's Annual Report on Form 10-K for the year ended December 31, 1993).

        10.1(e) Consent  and  Amendment,  dated as of January  13,  1994,  among
                Comcast Holdings, Inc., the Nippon Credit Bank, Ltd., and for limited purposes, Comcast Corporation and Comcast Cable Communications, Inc. (incorporated by reference to Exhibit 10(1)(e) to the Company's Annual Report on Form 10-K for the year ended December 31, 1993).

        10.1(f) Amendment  No.  2,  dated  as of May  15,  1994,  to the  Credit
                Agreement dated as of March 1, 1991, between Comcast Holdings, Inc., The Chase Manhattan Bank (National Association) as Agent, and the Lenders therein, and, for limited purposes, Comcast Corporation, Comcast Cable Communications, Inc. and Corestates Bank, N.A., as 1987 Collateral Agent and 1991 Collateral Agent (incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K filed on November 2, 1994).

        10.1(g) Second Consent and  Amendment,  dated as of May 15, 1994, to the
                Credit Agreement dated as of March 1, 1991, among Comcast Holdings, Inc., the Lenders named therein, and for limited purposes, Comcast Corporation and Comcast Cable Communications, Inc.(incorporated by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K filed on November 2, 1994).

        10.1(h) Second Consent and  Amendment,  dated as of May 15, 1994, to the
                Credit Agreement dated as of March 1, 1991, among Comcast Holdings, Inc., the Nippon Credit Bank, Ltd. and for limited purposes, Comcast Corporation and Comcast Cable Communications, Inc. (incorporated by reference to Exhibit 10.7 to the Company's Current Report on Form 8-K filed on November 2, 1994).

        10.2(a) Loan Agreements,  dated  as of  March 31,  1987,  among  Comcast
                Holdings, Inc. and certain lenders, and related agreements included therein (incorporated by reference to Exhibit 10(29) to the Company's Annual Report on Form 10-K for the year ended December 31, 1987).

        10.2(b) Amendment  Agreements,  dated as of March 1, 1991, among Comcast
                Holdings, Inc. and certain lenders, and related agreements included therein (incorporated by reference to Exhibit 10(2)(b) to the Company's Annual Report on Form 10-K for the year ended December 31, 1990, as amended by Form 8 filed April 16, 1991).

        10.3 Guaranty by the Company to the City of Philadelphia, dated as of October 30, 1987, (incorporated by reference to Exhibit 10(31) to the Company's Annual Report on Form 10-K for the year ended December 31, 1987).

        10.4* 1982 Incentive Stock Option Plan, as amended (incorporated by reference to Exhibit 10(12) to the Company's Annual Report on Form 10-K for the year ended December 31, 1991).

        10.5(a)*1986  Amended  and  Restated  Non-Qualified  Stock  Option  Plan
                (incorporated by reference to Exhibit 10(11) to the Company's Annual Report on Form 10-K for the year ended December 31,
                1991).

        10.5(b)*Amendment  to  1986   Nonqualified   Stock  Option  Plan,  dated
                September 16, 1994.

        10.6(a)*Comcast Corporation 1987 Stock Option Plan, as amended and restated (incorporated by reference to Exhibit 99 to the Company's Registration Statement on Form S-8 filed on December 16, 1994).

        10.6(b)* Amendment to 1987 Stock Option Plan, dated September 16, 1994.


         __________
         *Constitutes a management contract or compensatory plan or arrangement.

          10.7(a) Retirement-Investment Plan, as amended, including Amendment Nos. 1, 2 and 3 (incorporated by reference to Exhibit 10(17) to the Company's Annual Report on Form 10-K for the year ended December 31, 1990, as amended by Form 8 filed April 16, 1991).

          10.7(b) Amendment Nos. 4, 5 and 6 to the Retirement-Investment Plan (incorporated by reference to Exhibit 10(14) to the Company's Annual Report on Form 10-K for the year ended December 31, 1991).

          10.7(c) Amendment No. 7 to the Retirement-Investment Plan (incorporated by reference to Exhibit 10(9)(c) to the Company's Annual Report on Form 10-K for the year ended December 31, 1992).

          10.7(d) Amendment No. 8 to the Retirement-Investment Plan (incorporated by reference to Exhibit 10(9)(d) to the Company's Annual Report on Form 10-K for the year ended December 31, 1993).

          10.8* Amended and Restated Deferred Compensation Plan, dated January 1, 1995.

          10.9* 1990 Restricted Stock Plan, as amended and restated on November 11, 1994.

          10.10* 1992 Executive Split Dollar Insurance Plan (incorporated by reference to Exhibit 10(12) to the Company's Annual Report on Form 10-K for the year ended December 31, 1992).

          10.11* Form of Compensation and Deferred Compensation Agreement and Stock Appreciation Bonus Plan for Ralph J. Roberts (incorporated by reference to Exhibit 10(13) to the Company's Annual Report on Form 10-K for the year ended December 31, 1993).

          10.12 Note Purchase Agreement, dated as of April 27, 1989, by and among Comcast Cable of Maryland, Inc., Comcast Cablevision of Maryland Limited Partnership, COM Maryland, Inc. and the Purchasers Named on Schedule I Thereto relating to $178,000,000 10.57% Senior Notes due 1999 (incorporated by reference to Exhibit 10(25) to the Company's Annual Report on Form 10-K for the year ended December 31, 1989).

          10.13(a) Credit Agreement, dated as of March 4, 1992, among Comcast Cellular Communications, Inc., The Bank of New York, Barclays Bank, PLC, The Chase Manhattan Bank (National
                    Association), Provident National Bank, and The Toronto-Dominion Bank (incorporated by reference to Exhibit 4 to the Company's Current Report on Form 8-K filed with the Commission on March 19, 1992, as amended by Form 8 dated April 24, 1992).

          10.13(b) Amendment No. 1 to the Credit Agreement, dated as of September 21, 1992, between Comcast Cellular Communications, Inc., the banks named therein and The Toronto-Dominion Bank Trust Company, as Administrative Agent (incorporated by reference to Exhibit (17)(b) to the Company's Annual Report on Form 10-K for the year ended December 31, 1992).

          10.13(c) Amendment No. 2 to the Credit Agreement, dated April 12, 1993, between Comcast Cellular Communications, Inc., the banks named therein and the Toronto-Dominion Bank Trust Company, as administrative agent (incorporated by reference to Exhibit 10(18)(c) to the Company's Annual Report on Form 10-K for the year ended December 31, 1993).

          10.13(d) Amendment No. 3, dated as of September 2, 1994, to the Credit Agreement dated as of March 4, 1992, between Comcast Cellular Communications, Inc., the banks therein and the Toronto-Dominion Bank Trust Company, as administrative agent (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K of the Company filed on November 2,
                    1994).

          10.14 Tax Sharing Agreement, dated as of December 2, 1992, among Storer Communications, Inc., TKR Cable I, Inc., TKR Cable II, Inc., TKR Cable III, Inc., Tele-Communications, Inc., the Company and each of the Departing Subsidiaries that are signatories thereto (incorporated by reference to Exhibit 4 to the Company's Current Report on Form 8-K filed with the Commission on December 17, 1992, as amended by Form 8 filed January 8, 1993).

         _______________
         *Constitutes a management contract or compensatory plan or arrangement.

          10.15 Credit Agreement, dated as of December 2, 1992, among Comcast Storer, Inc. and The Bank of New York, The Bank of Nova Scotia, Canadian Imperial Bank of Commerce, The Chase Manhattan Bank (National Association), Chemical Bank, LTCB Trust Company and The Toronto-Dominion Bank, as managing agents, and The Bank of New York, as administrative agent (incorporated by reference to Exhibit 5 to the Company's Current Report on Form 8-K filed with the Commission on December 17, 1992, as amended by Form 8 filed January 8,
                    1993).

          10.16 Note Purchase Agreement, dated as of November 15, 1992, among Comcast Storer, Inc., Storer Communications, Inc., Comcast Storer Finance Sub, Inc. and each of the respective purchasers named therein (incorporated by reference to Exhibit 6 to the Company's Current Report on Form 8-K filed with the Commission on December 17, 1992, as amended by Form 8 filed January 8, 1993).

          10.17 Payment Agreement, dated December 2, 1992, among the Company, Comcast Storer, Inc., SCI Holdings, Inc., Storer Communications, Inc. and each of the Remaining Subsidiaries that are signatories thereto (incorporated by reference to Exhibit 7 to the Company's Current Report on Form 8-K filed with the Commission on December 17, 1992, as amended by Form 8 filed January 8, 1993).

          10.18 Intercreditor and Collateral Agency Agreement, dated as of December 2, 1992, among Comcast Storer, Inc., Comcast Cable Communications, Inc., Storer Communications, Inc., the banks party to the Credit Agreement dated as of December 2, 1992, the purchasers of the Senior Notes under the separate Note Purchase Agreements each dated as of November 15, 1992, the Senior Lenders (as defined therein) and The Bank of New York as collateral agent for the Senior Lenders (incorporated by reference to Exhibit 8 to the Company's Current Report on Form 8-K filed with the Commission on December 17, 1992, as amended by Form 8 filed January 8, 1993).

          10.19 Tax Sharing Agreement, dated December 2, 1992, between the Company and Comcast Storer, Inc. (incorporated by reference to Exhibit 9 to the Company's Current Report on Form 8-K filed with the Commission on December 17, 1992, as amended by Form 8 filed January 8, 1993).

          10.20 Pledge Agreement, dated as of December 2, 1992, between Comcast Cable Communications, Inc. and The Bank of New York (incorporated by reference to Exhibit 10 to the Company's Current Report on Form 8-K filed with the Commission on December 17, 1992, as amended by Form 8 filed January 8,
                    1993).

          10.21 Pledge Agreement, dated as of December 2, 1992, between Comcast Storer, Inc. and The Bank of New York (incorporated by reference to Exhibit 11 to the Company's Current Report on Form 8-K filed with the Commission on December 17, 1992, as amended by Form 8 filed January 8, 1993).

          10.22 Pledge Agreement, dated as of December 2, 1992, between Storer Communications, Inc. and The Bank of New York (incorporated by reference to Exhibit 12 to the Company's Current Report on Form 8-K filed with the Commission on December 17, 1992, as amended by Form 8 filed January 8,
                    1993).

          10.23 Note Pledge Agreement, dated as of December 2, 1992, between Comcast Storer, Inc. and The Bank of New York (incorporated by reference to Exhibit 13 to the Company's Current Report on Form 8-K filed with the Commission on December 17, 1992, as amended by Form 8 filed January 8, 1993).

          10.24 Guaranty Agreement, dated as of December 2, 1992, between Storer Communications, Inc. and The Bank of New York (incorporated by reference to Exhibit 14 to the Company's Current Report on Form 8-K filed with the Commission on December 17, 1992, as amended by Form 8 filed January 8,
                    1993).

          10.25 Guaranty Agreement, dated as of December 2, 1992, between Comcast Storer Finance Sub, Inc. and The Bank of New York (incorporated by reference to Exhibit 15 to the Company's Current Report on Form 8-K filed with the Commission on December 17, 1992, as amended by Form 8 filed January 8,
                    1993).

          10.26(a) Stock Purchase Agreement, dated September 14, 1992, among the Company, Comcast FCI, Inc. and Fleet Call, Inc. (incorporated by reference to Exhibit A to Amendment No. 1 to the Company's Schedule 13D dated September 22, 1992 filed with respect to Fleet Call, Inc.).

          10.26(b) Letter Agreement, dated October 28, 1992, amending Stock Purchase Agreement (incorporated by reference to Exhibit L to Amendment No. 2 to the Company's Schedule 13D dated February 23, 1993 filed with respect to Fleet Call, Inc.).

          10.26(c) Letter Agreement, dated November 24, 1992, amending Stock Purchase Agreement (incorporated by reference to Exhibit M to Amendment No. 2 to the Company's Schedule 13D dated February 23, 1993 filed with respect to Fleet Call, Inc.).

          10.26(d) Notice, dated February 15, 1993, from Fleet Call, Inc. to the Company pursuant to the Stock Purchase Agreement (incorporated by reference to Exhibit N to Amendment No. 2 to the Company's Schedule 13D dated February 23, 1993 filed with respect to Fleet Call, Inc.).

          10.26(e) Acknowledgement, dated February 15, 1993, among the Company, Comcast FCI, Inc. and Fleet Call, Inc. (incorporated by reference to Exhibit O to Amendment No. 2 to the Company's
                    Schedule 13D dated February 23, 1993 filed with respect to Fleet Call, Inc.).

          10.26(f) Letter Agreement, dated February 15, 1993, amending the Stock Purchase Agreement (incorporated by reference to Exhibit P to Amendment No. 2 to the Company's Schedule 13D dated February 23, 1993 filed with respect to Fleet Call, Inc.).

          10.26(g) Letter Agreement, dated July 22, 1993, among the Company, Comcast FCI, Inc. and Nextel Communications, Inc. (formerly Fleet Call, Inc.) (incorporated by reference to Exhibit A to Amendment No. 3 to Schedule 13D dated July 27, 1993 filed by the Company with respect to Nextel Communications, Inc.).

          10.26(h) Amendment, dated August 4, 1994, to Stock Purchase Agreement dated as of September 14, 1992 among Comcast Corporation, Comcast FCI, Inc. and Nextel Communications, Inc. (incorporated by reference to Exhibit C to Amendment No. 7 to the Schedule 13D of Comcast Corporation relating to common stock of Nextel Communications, Inc. filed on August 9, 1994).

          10.27 Option Agreement, dated September 14, 1992, between Fleet Call, Inc. and Comcast FCI, Inc. (incorporated by reference to Exhibit B to Amendment No. 1 to the Company's Schedule 13D dated September 22, 1992 filed with respect to Fleet Call, Inc.).

          10.28 Promissory Note, dated September 14, 1992, issued by Comcast FCI, Inc. in favor of Fleet Call, Inc. (incorporated by reference to Exhibit C to Amendment No. 1 to the Company's
                    Schedule 13D dated September 22, 1992 filed with respect to Fleet Call, Inc.).

          10.29 Stock Pledge Agreement, dated September 14, 1992, between Comcast FCI, Inc. and Fleet Call, Inc. (incorporated by reference to Exhibit D to Amendment No. 1 to the Company's
                    Schedule 13D dated September 22, 1992 filed with respect to Fleet Call, Inc.).

          10.30 Stockholders' Voting Agreement, dated September 14, 1992, among Comcast FCI, Inc. and the other parties named therein (incorporated by reference to Exhibit E to Amendment No. 1 to the Company's Schedule 13D dated September 22, 1992 filed with respect to Fleet Call, Inc.).

          10.31(a) Share Purchase Agreement, dated June 18, 1994, between Comcast Corporation and Rogers Communications Inc. (incorporated by reference to Exhibit 10(3) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30,
                    1994).

          10.31(b) First Amendment to Share Purchase Agreement, dated as of December 22, 1994, by and between Comcast Corporation and Rogers Communications Inc., to the Share Purchase Agreement dated June 18, 1994 (incorporated by reference to Exhibit
                    10.9 to the Company's Current Report on Form 8-K filed on January 6, 1995).

          10.32(a) Agreement and Plan of Merger, dated August 4, 1994, among Comcast Corporation, Liberty Media Corporation, Comcast QMerger, Inc. and QVC, Inc. (incorporated by reference to
                    Exhibit 99.49 to Amendment No. 21 to the Schedule 13D of Comcast Corporation relating to common stock of QVC, Inc. filed on August 8, 1994).

          10.32(b) First Amendment to Agreement and Plan of Merger, dated as of February 3, 1995, (incorporated by reference to Exhibit
                    (c)(35) to Amendment No. 17 to the Tender Offer Statement on
                    Schedule 14D-1 filed with the Securities and Exchange Commission on February 6, 1995 by QVC Programming Holdings, Inc., Comcast Corporation and Tele-Communications, Inc. with respect to the tender offer for all outstanding shares of QVC, Inc.).

          10.33 CreditAgreement, dated as of February 15, 1995, among QVC, Inc. and the Banks listed therein (incorporated by reference to Exhibit (b)(6) to Amendment No. 21 to the Tender Offer Statement on Schedule 14D-1 filed with the Securities and Exchange Commission on February 17, 1995 by QVC Programming Holdings, Inc., Comcast Corporation and Tele-Communications, Inc. with respect to the tender offer for all outstanding shares of QVC, Inc.).

          10.34 Storer Communications Retirement Savings Plan, dated January 1, 1993, (incorporated by reference to Exhibit 4.1 to the Form S-8 of Comcast Corporation filed on June 29, 1994).

          10.35 Credit Agreement, dated as of September 14, 1994, among Comcast Cable Tri-Holdings, Inc., The Bank of New York, The Chase Manhattan Bank (National Association), PNC Bank, National Association, as Managing Agents, and the Bank of New York, as Administrative Agent, and the banks named therein (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of the Company filed on November 2, 1994).

          10.36 Comcast MHCP Holdings, L.L.C. Amended and Restated Limited Liability Company Agreement, dated as of December 18, 1994, among Comcast Cable Communications, Inc., The California Public Employees' Retirement System and, for certain limited purposes, Comcast Corporation (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on January 6, 1995).

          10.37 Credit Agreement, dated as of December 22, 1994, among Comcast MH Holdings, Inc., the banks listed therein, The Chase Manhattan Bank (National Association), NationsBank of Texas, N.A. and the Toronto-Dominion Bank, as Arranging Agents, The Bank of New York, The Bank of Nova Scotia, Canadian Imperial Bank of Commerce and Morgan Guaranty Trust Company of New York, as Managing Agents and NationsBank of Texas, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on January 6, 1995).

          10.38 Pledge Agreement, dated as of December 22, 1994, between Comcast MH Holdings, Inc. and NationsBank of Texas, N.A., as the secured party (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on January 6, 1995).

          10.39 Pledge Agreement, dated as of December 22, 1994, between Comcast Communications Properties, Inc. and NationsBank of Texas, N.A., as the Secured Party (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed on January 6, 1995).

          10.40     Affiliate  Subordination  Agreement  (as  the  same  may  be amended, modified, supplemented, waived, extended or restated from time to time, this "Agreement"), dated as of December 22, 1994, among Comcast Corporation, Comcast MH Holdings, Inc., (the "Borrower"), any affiliate of the
                    Borrower that shall have become a party thereto and NationsBank of Texas, N.A., as Administrative Agent under the Credit Agreement dated as of December 22, 1994, among the Borrower, the Banks listed therein, The Chase Manhattan Bank (National Association), NationsBank of Texas, N.A. and The Toronto-Dominion Bank, as Arranging Agents, The Bank of New York, The Bank of Nova Scotia, Canadian Imperial Bank of Commerce and Morgan Guaranty Trust Company of New York, as Managing Agents, and the Administrative Agent (incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K filed on January 6, 1995).

          10.41 Registration Rights and Price Protection Agreement, dated as of December 22, 1994, by and between Comcast Corporation and The California Public Employees' Retirement System (incorporated by reference to Exhibit 10.8 to the Company's Current Report on Form 8-K filed on January 6, 1995).

          10.42 Agreement of Limited Partnership of WirelessCo, L.P., a Delaware Limited Partnership, dated as of October 24, 1994, by and among Sprint Spectrum, Inc., TCI Network, Inc., Comcast Telephony Services and Cox Communications Wireless, Inc., each as a General Partner and a Limited Partner.

          10.43/*/ Credit Agreement, dated as of November 18, 1994, among Comcast Corporation and The Bank of New York, Chemical Bank and The Toronto-Dominion Bank, as Managing Agents and Issuing Banks, The Bank of New York and Chemical Bank, as Co-Administrative Agents, The Toronto-Dominion Bank, as Documentation Agent and The Bank of New York, as Paying Agent, and the Banks listed therein.

          10.44/*/ Guaranty Agreement, dated as of November 18, 1994, between Comcast Cable Communications, Inc., and The Bank of New York, as paying agent on behalf of itself, the Banks, the Managing Agents, the Issuing Banks, the Co-Administrative Agents and the Documentation Agent under and as defined in the Credit Agreement dated as of November 18, 1994.

          10.45/*/ Pledge Agreement, dated as of January 1, 1996, between Comcast Corporation and The Bank of New York, as the Secured Party.

          10.46/*/ Affiliate Subordination Agreement, dated as of November 18, 1994, among Comcast Cable Communications, Inc., Comcast Financial Corporation, and any affiliate of the borrower or Comcast that shall have become a party hereto and The Bank of New York, as Paying Agent under the Credit Agreement dated as of November 18, 1994.

          21        List of Subsidiaries.

          23        Accountants' Consents.

          27        Financial Data Schedule.

          99.1 Report of Independent Public Accountants to Garden State Cablevision L.P., as of December 31, 1994 and 1993 and for the years then ended.

          99.2 Report of Independent Public Accountants to Garden State Cablevision L.P., as of December 31, 1993 and 1992 and for the years then ended (incorporated by reference to Exhibit 99(1) to the Company's Annual Report on Form 10-K for the year ended December 31, 1993).

          99.3      Report  of   Independent   Public   Accountants  to  Comcast
                    International Holdings, Inc., as of December 31, 1994 and 1993 and for the years then ended.

          /*/ Pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K, the Registrant agrees to furnish a copy of the referenced agreement to the Commission upon request.

     (c) Reports on Form 8-K

          The Company filed a Current Report on Form 8-K under Item 5 on November 2, 1994 which included the Company's Unaudited Pro Forma Condensed Consolidated Financial Statements and the Combined Financial Statements for the U.S. Cable Television Operations of Maclean Hunter as well as the Consolidated Financial Statements for QVC, Inc. (formerly, QVC Network, Inc.) for the year ended January 31, 1994 and for the quarter ended April 30, 1994, which were incorporated by reference to QVC, Inc.'s Annual Report on Form 10-K and Quarterly Report on Form 10-Q for those periods, respectively.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in Philadelphia, Pennsylvania on February 22, 1995.

                                               Comcast Corporation



                                               By: /s/ BRIAN L. ROBERTS
                                                   --------------------------
                                                   Brian L. Roberts
                                                   President and Director


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



SIGNATURE                                         TITLE                                   DATE
/s/ RALPH J. ROBERTS
- --------------------------
Ralph J. Roberts                                  Chairman of the Board of                February 22, 1995
                                                  Directors; Director

/s/ JULIAN A. BRODSKY
- --------------------------
Julian A. Brodsky                                 Vice Chairman of the Board of           February 22, 1995
                                                  Directors; Director
/s/ BRIAN L. ROBERTS
- --------------------------
Brian L. Roberts                                  President; Director (Principal          February 22, 1995
                                                  Executive Officer)

/s/ JOHN R. ALCHIN
- --------------------------
John R. Alchin                                    Senior Vice President, Treasurer        February 22, 1995
                                                  (Principal Financial Officer)

/s/ LAWRENCE S. SMITH
- --------------------------
Lawrence S. Smith                                 Senior Vice President, Accounting       February 22, 1995
                                                  and Administration (Principal
                                                  Accounting Officer)

/s/ DANIEL AARON
- --------------------------
Daniel Aaron                                      Director                                February 22, 1995

/s/ GUSTAVE G. AMSTERDAM
- --------------------------
Gustave G. Amsterdam                              Director                                February 22, 1995

/s/ SHELDON M. BONOVITZ
- --------------------------
Sheldon M. Bonovitz                               Director                                February 22, 1995

/s/ JOSEPH L. CASTLE II
- --------------------------
Joseph L. Castle II                               Director                                February 22, 1995


SIGNATURE                                         TITLE                                   DATE

/s/ BERNARD C. WATSON
- --------------------------
Bernard C. Watson                                 Director                                February 22, 1995

/s/ IRVING A. WECHSLER
- --------------------------
Irving A. Wechsler                                Director                                February 22, 1995

/s/ ANNE WEXLER
- --------------------------
Anne Wexler                                       Director                                February 22, 1995

                      COMCAST CORPORATION AND SUBSIDIARIES

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                  YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992

                             (Dollars in thousands)



                                                                  Additions
                                         Balance at               Charged to          Deductions              Balance
                                         Beginning                Costs and             from                  at End
Description                               of Year                  Expenses          Reserves(A)              of Year

     1994

     Allowance for
       doubtful accounts                  $11,792                    $21,321             $21,841              $11,272
                                          =======                    =======             =======              =======

     1993

     Allowance for
       doubtful accounts                   $9,817                    $20,427             $18,452              $11,792
                                           ======                    =======             =======              =======

     1992

     Allowance for
       doubtful accounts                   $6,143                    $16,834             $13,160               $9,817
                                           ======                    =======             =======               ======

     (A) Uncollectible accounts written off.

                                       INDEX TO EXHIBITS
    Exhibit
    Number                                   Exhibit

     10.5(b)* Amendment to 1986 Nonqualified Stock Option Plan, dated September 16, 1994.

     10.6(b)*              Amendment to 1987 Stock Option Plan,  dated September
                           16, 1994.

     10.8* Amended and Restated Deferred Compensation Plan, dated January 1, 1995.

     10.9* 1990 Restricted Stock Plan, as amended and restated on November 11, 1994.

     10.42 Agreement of Limited Partnership of WirelessCo, L.P., a Delaware Limited Partnership, dated as of October 24, 1994, by and among Sprint Spectrum, Inc., TCI Network, Inc., Comcast Telephony Services and Cox Communications Wireless, Inc., each as a General Partner and a Limited Partner.

     10.43/*/ Credit Agreement, as of November 18, 1994, among Comcast Corporation, The Bank of New York, Chemical Bank and The Toronto-Dominion Bank, as Managing Agents and Issuing Banks, The Bank of New York and Chemical Bank, as Co-Administrative Agents, The Toronto-Dominion Bank, as Documentation Agent and The Bank of New York, as Paying Agent, and the Banks listed therein.

     10.44/*/ Guaranty Agreement, dated as of November 18, 1994, between Comcast Cable Communications, Inc., and The Bank of New York, as paying agent on behalf of itself, the Banks, the Managing Agents, the Issuing Banks, the Co-Administrative Agents and the Documentation Agent under and as defined in the Credit Agreement dated as of November 18, 1994.

     10.45/*/ Pledge Agreement, dated as of January 1, 1996, between Comcast Corporation and The Bank of New York, as the Secured Party.

     10.46/*/ Affiliate Subordination Agreement, dated as of November 18, 1994, among Comcast Cable Communications, Inc., Comcast Financial Corporation, and any affiliate of the borrower or Comcast that shall have become a party hereto and The Bank of New York, as Paying Agent under the Credit Agreement dated as of November 18, 1994.

     21                    List of Subsidiaries.

     23                    Accountants' Consents.

     27                    Financial Data Schedule.

     99.1 Report of Independent Public Accountants to Garden State Cablevision L.P., as of December 31, 1994 and 1993 and for the years then ended.

     99.3 Report of Independent Public Accountants to Comcast International Holdings, Inc., as of December 31, 1994 and 1993 and for the years then ended.

- --------------
     *   Constitutes a management contract or compensatory plan or arrangement.

    /*/ Pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K, the Registrant agrees to furnish a copy of the referenced agreement to the Commission upon request.