Form 10-Q
period 1995-03-31
COMCAST CORP
filed 1995-05-15
CIK 22301

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)

(X) Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended:

                                 MARCH 31, 1995

                                       OR

( ) Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Transition Period from ________ to ________.

                         Commission File Number 0-6983


                              COMCAST CORPORATION
                               [GRAPHIC OMITTED]

             (Exact name of registrant as specified in its charter)

            PENNSYLVANIA                                      23-1709202

  (State or other jurisdiction of                         (I.R.S. Employer
   incorporation or organization)                         Identification No.)

                1500 Market Street, Philadelphia, PA 19102-2148

                    (Address of principal executive offices)
                                   (Zip Code)

Registrant's telephone number, including area code:  (215) 665-1700

                           --------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days.

          Yes  X                                                 No

                           --------------------------

As of March 31, 1995, there were 191,804,470 shares of Class A Special Common Stock, 39,045,601 shares of Class A Common Stock and 8,786,250 shares of Class B Common Stock outstanding.

                      COMCAST CORPORATION AND SUBSIDIARIES
                                   FORM 10-Q
                          QUARTER ENDED MARCH 31, 1995

                               TABLE OF CONTENTS




                                                                         Page
                                                                        Number

PART I.  FINANCIAL INFORMATION

         Item 1.   Financial Statements

                   Condensed Consolidated Balance
                   Sheet at March 31, 1995 and December 31,
                   1994 (Unaudited)...........................................2

                   Condensed Consolidated Statement of
                   Operations and Accumulated Deficit for
                   the Three Months Ended March 31, 1995
                   and 1994 (Unaudited).......................................3

                   Condensed Consolidated Statement of Cash
                   Flows for the Three Months Ended March 31, 1995
                   and 1994 (Unaudited).......................................4

                   Notes to Condensed Consolidated
                   Financial Statements (Unaudited)......................5 - 11

         Item 2.   Management's Discussion and Analysis
                   of Financial Condition and Results of
                   Operations...........................................12 - 18

PART II. OTHER INFORMATION

         Item 1.   Legal Proceedings.........................................19

         Item 6.   Exhibits and Reports on Form 8-K..........................19

                      COMCAST CORPORATION AND SUBSIDIARIES
                                   FORM 10-Q
                          QUARTER ENDED MARCH 31, 1995

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                  (Unaudited)

                                                                                      (Dollars in thousands)
                                                                                March 31,                 December 31,
                                                                                  1995                        1994
ASSETS
CURRENT ASSETS
    Cash and cash equivalents.............................................      $415,881                     $335,320
    Short-term investments, at cost which approximates fair value.........        25,355                      130,134
    Accounts receivable, less allowance for doubtful accounts
        of $81,487 and $11,272............................................       285,298                      108,245
    Inventories, Net......................................................       193,665                       18,553
    Prepaid charges and other.............................................        28,165                       16,254
    Deferred income taxes.................................................        52,114
                                                                              ----------                   ----------
        Total Current Assets..............................................     1,000,478                      608,506
                                                                              ----------                   ----------

INVESTMENTS, principally in affiliates....................................       792,174                      797,075
                                                                              ----------                   ----------

PROPERTY AND EQUIPMENT....................................................     2,120,595                    2,081,256
    Accumulated depreciation..............................................      (822,455)                    (823,570)
                                                                              ----------                   ----------
    Property and equipment, Net...........................................     1,298,140                    1,257,686
                                                                              ----------                   ----------

DEFERRED CHARGES..........................................................     6,291,970                    4,945,613
    Accumulated amortization..............................................      (922,641)                    (845,896)
                                                                              ----------                   ----------
    Deferred charges, Net.................................................     5,369,329                    4,099,717
                                                                              ----------                   ----------
                                                                              $8,460,121                   $6,762,984
                                                                              ==========                   ==========

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
    Accounts payable and accrued expenses.................................      $602,389                     $402,869
    Accrued interest......................................................        70,155                       60,219
    Subscribers' advance payments and other...............................        21,664                       14,637
    Current portion of long-term debt.....................................       262,206                      182,913
                                                                              ----------                   ----------
        Total Current Liabilities.........................................       956,414                      660,638
                                                                              ----------                   ----------

LONG-TERM DEBT, Less current portion......................................     6,025,763                    4,810,541
                                                                              ----------                   ----------

DEFERRED INCOME TAXES....................................................      1,400,544                    1,390,849
                                                                              ----------                   ----------

MINORITY INTEREST AND OTHER...............................................       803,616                      627,745
                                                                              ----------                   ----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY
    Class A Special Common Stock, $1 par value - authorized, 500,000,000
        shares; issued, 191,804,470 and 191,230,684.......................       191,804                      191,231
    Class A Common Stock, $1 par value - authorized, 200,000,000
       shares;  issued, 39,045,601 and 39,019,809.........................        39,046                       39,020
    Class B Common Stock, $1 par value - authorized, 50,000,000
       shares;  issued, 8,786,250.........................................         8,786                        8,786
    Additional capital....................................................       881,049                      875,501
    Accumulated deficit...................................................    (1,833,858)                  (1,827,647)
    Unrealized (losses) gains on marketable securities....................          (740)                       3,862
    Cumulative translation adjustments....................................       (12,303)                     (17,542)
                                                                              ----------                   ----------
        Total Stockholders' Deficiency....................................      (726,216)                    (726,789)
                                                                              ----------                   ----------
                                                                              $8,460,121                   $6,762,984
                                                                              ==========                   ==========

See notes to condensed consolidated financial statements.

                      COMCAST CORPORATION AND SUBSIDIARIES
                                   FORM 10-Q
                          QUARTER ENDED MARCH 31, 1995
     CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND ACCUMULATED DEFICIT
                                  (Unaudited)


                                                                             (Amounts in thousands, except per share data)
                                                                                     Three Months Ended March 31,
                                                                                   1995                       1994
REVENUE
        Service income......................................................    $436,587                     $328,703
        Net sales from electronic retailing.................................     227,019
                                                                              ----------                   ----------
                                                                                 663,606                      328,703
                                                                              ----------                   ----------
COSTS AND EXPENSES
    Operating...............................................................     171,467                      100,899
    Cost of goods sold from electronic retailing............................     138,074
    Selling, general and administrative.....................................     136,869                       86,284
    Depreciation and amortization...........................................     243,477                       77,245
                                                                              ----------                   ----------
                                                                                 689,887                      264,428
                                                                              ----------                   ----------

OPERATING (LOSS) INCOME.....................................................     (26,281)                      64,275

INVESTMENT (INCOME) EXPENSE
    Interest expense........................................................     117,587                       79,387
    Investment income.......................................................    (155,234)                      (5,273)
    Equity in net losses of affiliates......................................      16,417                        9,646
    Minority interest and other.............................................      (8,358)                      (3,042)
                                                                              ----------                   ----------
                                                                                 (29,588)                      80,718
                                                                              ----------                   ----------
INCOME (LOSS) BEFORE INCOME TAX EXPENSE (BENEFIT) AND
    EXTRAORDINARY ITEMS ....................................................       3,307                      (16,443)

INCOME TAX EXPENSE (BENEFIT)................................................       3,935                         (666)
                                                                              ----------                   ----------

LOSS BEFORE EXTRAORDINARY ITEMS.............................................        (628)                     (15,777)

EXTRAORDINARY ITEMS.........................................................                                  (11,580)
                                                                              ----------                   ----------

NET LOSS....................................................................        (628)                     (27,357)

ACCUMULATED DEFICIT
    Beginning of period ....................................................  (1,827,647)                  (1,717,931)
    Dividends declared - $.02333 per share..................................      (5,583)                      (5,991)
                                                                              ----------                   ----------
    End of period........................................................... ($1,833,858)                 ($1,751,279)
                                                                             ===========                  ===========

LOSS PER SHARE
    Loss before extraordinary items.........................................                                    ($.07)
    Extraordinary items.....................................................                                     (.05)
                                                                              ----------                   ----------

            Net Loss........................................................                                    ($.12)
                                                                             ===========                  ===========

WEIGHTED AVERAGE NUMBER OF COMMON
    SHARES OUTSTANDING DURING THE PERIOD....................................     239,408                      228,467
                                                                             ===========                  ===========


See notes to condensed consolidated financial statements.

                      COMCAST CORPORATION AND SUBSIDIARIES
                                   FORM 10-Q
                          QUARTER ENDED MARCH 31, 1995
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)

                                                                                        (Dollars in thousands)
                                                                                    Three Months Ended March 31,
                                                                                   1995                         1994
OPERATING ACTIVITIES
    Net loss..............................................................         ($628)                    ($27,357)
    Noncash items included in net loss:
        Depreciation and amortization.....................................       243,477                       77,245
        Interest expense..................................................        13,487                       13,582
        Equity in net losses of affiliates................................        16,417                        9,646
        Gain on sale of division..........................................                                     (5,825)
        Gain on sale of long-term investment..............................      (140,968)
        Extraordinary items...............................................                                     11,580
        Deferred income taxes, minority interest and other................        (3,211)                       1,624
                                                                               ---------                     --------
                                                                                 128,574                       80,495

    Decrease (increase) in accounts receivable, net.......................        39,983                       (1,379)
    (Increase) decrease in inventories, net...............................       (15,295)                         357
    Increase in prepaid charges and other................................         (3,630)                      (1,314)
    Decrease in accounts payable and accrued expenses
        and subscribers' advance payments and other.......................       (86,137)                     (11,784)
    Increase (decrease) in accrued interest...............................         9,344                       (4,183)
                                                                               ---------                     --------
            Net cash provided by operating activities.....................        72,839                       62,192
                                                                               ---------                     --------

FINANCING ACTIVITIES
    Proceeds from borrowings..............................................     1,319,621                          928
    Retirement and repayment of debt......................................       (43,854)                    (194,953)
    Issuance of common stock, net.........................................           626                        1,055
    Equity contribution to a subsidiary...................................         6,556
    Dividends.............................................................        (5,583)                      (5,991)
    Other.................................................................         2,072                       (1,638)
                                                                               ---------                     --------
            Net cash provided by (used in) financing activities...........     1,279,438                     (200,599)
                                                                               ---------                     --------

INVESTING ACTIVITIES
    Acquisitions, net of cash acquired....................................     1,310,767                       13,019
    Sales of short-term investments, net..................................      (104,779)                    (340,044)
    Increase in investments, principally in affiliates....................       137,273                       14,226
    Proceeds from sale of long-term investment............................      (188,096)
    Additions to property and equipment...................................       109,618                       29,380
    Proceeds from sale of division........................................                                    (28,183)
    Other.................................................................         6,933                        3,188
                                                                               ---------                     --------
            Net cash used in (provided by) investing activities...........     1,271,716                     (308,414)
                                                                               ---------                     --------

INCREASE IN CASH AND CASH EQUIVALENTS....................................         80,561                      170,007

    Cash and Cash Equivalents, Beginning of Period........................       335,320                      160,434
                                                                               ---------                     --------

CASH AND CASH EQUIVALENTS, End of Period..................................      $415,881                     $330,441
                                                                                ========                     ========


See notes to condensed consolidated financial statements.

                      COMCAST CORPORATION AND SUBSIDIARIES
                                   FORM 10-Q
                          QUARTER ENDED MARCH 31, 1995
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     Basis of Presentation
     The condensed consolidated balance sheet at December 31, 1994 has been condensed from the audited balance sheet at that date. The condensed consolidated balance sheet at March 31, 1995 and the condensed consolidated statements of operations and accumulated deficit and of cash flows for the three months ended March 31, 1995 and 1994 have been prepared by Comcast Corporation (the "Company") and have not been audited by the Company's Independent Auditors. In the opinion of management, all adjustments (which include only normal recurring adjustments and the adjustment described in
     Note 3) necessary to present fairly the financial position, results of operations and cash flows at March 31, 1995 and for all periods presented have been made.

     Certain information and note disclosures normally included in the Company's annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1994 Annual Report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for the period ended March 31, 1995 are not necessarily indicative of operating results for the full year.

     Net Loss Per Share
     Net loss per share is based on the weighted average number of common shares outstanding during the period. For the three months ended March 31, 1995 and 1994, all of the common stock equivalents have an antidilutive effect on the loss per share and, therefore, have not been used in determining the total weighted average number of common shares outstanding.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     New Accounting Pronouncements
     Effective January 1, 1995, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." There was no cumulative effect of the adoption of SFAS No. 121.

     As a result of the acquisition of QVC (see Note 3), the Company adopted the following accounting policies:

     Inventories
     Inventories, consisting primarily of products held for sale, are stated at the lower of cost or market. Cost is determined by the first-in, first-out method.

     Net Sales and Returns
     Net sales from electronic retailing are recognized at the time of shipment to customers. An allowance for returned merchandise is provided as a percentage of sales based on historical experience.

3.   ACQUISITIONS AND OTHER SIGNIFICANT EVENTS

     QVC

     In February 1995, the Company and Tele-Communications, Inc. ("TCI") acquired all of the outstanding stock of QVC, Inc. ("QVC") for $46, in cash, per share. The total cost of acquiring the outstanding shares of QVC not previously owned by the Company and TCI (approximately 65% of such shares on a fully diluted basis) was approximately $1.4 billion. Following the acquisition, the Company and TCI own, through their respective subsidiaries, 57.45% and 42.55%, respectively, of QVC. The Company has accounted for the QVC acquisition

                      COMCAST CORPORATION AND SUBSIDIARIES
                                   FORM 10-Q
                          QUARTER ENDED MARCH 31, 1995
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                  (Unaudited)

     under the purchase method of accounting and QVC has been consolidated with the Company beginning in February 1995. The allocation of the purchase price to the assets and liabilities of QVC is preliminary pending receipt of a final appraisal.

     The acquisition of QVC, including the exercise of certain warrants held by the Company, was financed with cash contributions from the Company and TCI of $296.3 million and $6.6 million, respectively, borrowings of $1.1 billion under a $1.2 billion QVC credit facility and existing cash and cash equivalents held by QVC.

     Liberty Media Corporation, a wholly owned subsidiary of TCI, may, at certain times following February 9, 2000, trigger the exercise of certain exit rights.

     Maclean Hunter

     On December 22, 1994, the Company, through Comcast MHCP Holdings, L.L.C. (the "LLC"), acquired the U.S. cable television and alternate access operations of Maclean Hunter Limited ("Maclean Hunter") from Rogers Communications Inc. ("RCI") and all of the outstanding shares of Barden Communications, Inc. ("BCI," and collectively, such acquisitions are referred to as the "Maclean Hunter Acquisition") for approximately $1.2 billion (subject to certain adjustments) in cash. The Company and the California Public Employees' Retirement System ("CalPERS") invested approximately $305.0 million and $250.0 million, respectively, in the LLC, which is owned 55% by a wholly owned subsidiary of the Company and 45% by CalPERS, and is managed by the Company. The Maclean Hunter Acquisition, including certain transaction costs, was financed with cash contributions from the LLC of $555.0 million and borrowings of $715.0 million under an $850.0 million Maclean Hunter credit facility. At any time after December 18, 2001, CalPERS may elect to liquidate its interest in the LLC at a price based upon the fair value of CalPERS' interest in the LLC, adjusted, under certain circumstances, for certain performance criteria relating to the fair value of the LLC or to the Company's common stock. Except in certain limited circumstances, the Company, at its option, may satisfy this liquidity arrangement by purchasing CalPERS' interest for cash, through the issuance of the Company's common stock (subject to certain limitations) or by selling the LLC. The Maclean Hunter Acquisition was accounted for under the purchase method of accounting and Maclean Hunter is consolidated with the Company as of December 31, 1994.

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

     Telecommunications Joint Venture

     On March 28, 1995, subsidiaries of the Company, TCI, Sprint Corporation ("Sprint") and Cox Communications, Inc. ("Cox") formed several partnerships to engage in the business of providing wireless and wireline telephony services. The principal partnership is known as MajorCo, L.P. ("MajorCo"). The parties have agreed that MajorCo and its subsidiary partnerships will be the exclusive vehicle for their respective investments in certain specified telecommunications activities, subject to certain limited exceptions. MajorCo and the parties will cross-promote telecommunications products and services using the "Sprint" brand name with cable services and products branded by Cox, TCI or the Company in their cable television systems. A partnership owned entirely by subsidiaries of the Company, known as Comcast Telephony Services, owns 15% of MajorCo and, indirectly, each of MajorCo's subsidiary partnerships.

                      COMCAST CORPORATION AND SUBSIDIARIES
                                   FORM 10-Q
                          QUARTER ENDED MARCH 31, 1995
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                  (Unaudited)

     MajorCo will engage in the business of providing wireless communications services, primarily personal communication services ("PCS"), through a partnership known as WirelessCo. Cox, TCI, Sprint and the Company formed WirelessCo on October 24, 1994 and contributed all of their respective interests in WirelessCo to MajorCo and an affiliated partnership on March 28, 1995. Through WirelessCo, the partners propose to create and operate a seamless, integrated, nationwide wireless communications network. During the term of a trademark license from an affiliate of Sprint, the partnership's services will be marketed under the "Sprint" trademark.

     WirelessCo was the successful bidder for 29 broadband PCS licenses in the auction conducted by the Federal Communications Commission ("FCC") from December 1994 through mid-March 1995. The purchase price for the licenses is approximately $2.11 billion, of which $422 million has already been paid to the FCC. The balance of the purchase price will be paid to the FCC when the licenses are issued, which is expected to occur in mid-1995. WirelessCo may also elect to bid in subsequent auctions for broadband PCS licenses. In addition, WirelessCo may invest in other entities that are awarded broadband PCS licenses, may acquire PCS licenses after the auctions from the successful bidders for those licenses and may affiliate with other successful bidders for licenses.

     Through May 1, 1995, the Company has made total cash capital contributions to WirelessCo of approximately $75 million. The partners' capital contributions to WirelessCo have been used to make payments to the FCC in connection with the PCS auction and to acquire interests in certain entities that hold PCS licenses. Additional equity requirements of WirelessCo will be funded by the partners through capital contributions to MajorCo in proportion to their ownership interests in WirelessCo. The Company anticipates that MajorCo's capital requirements over the next several years will be significant. These requirements are planned to be funded by external financing in addition to capital contributions by the partners. The partners have committed to contribute $4.4 billion in cash to the venture during the next three years, of which the Company's share would be $660 million, subject to reduction resulting from the method of crediting in-kind contributions to MajorCo by the partners. Although it is anticipated that external financing will be available to MajorCo on acceptable terms and conditions, no assurances can be given as to such availability.

     MajorCo will also engage in the business of providing local wireline telephone service for both business and residential customers, primarily through the cable networks of cable television operators that affiliate with the partnership in exchange for agreed upon compensation. Cox, TCI and the Company have agreed to affiliate their cable systems with the partnership to the extent that their systems are located in markets designated in MajorCo's initial business plan. The MajorCo partners propose to complete the initial business plan, which will also specify the partners' expected capital contributions, within the next few months. The offering of local wireline telephone services by the partnership will require the removal of existing regulatory and legislative barriers to local telephone competition.

     The MajorCo partners intend that the partnership will succeed to the business currently conducted by Cox, TCI and the Company, together with Continental Cablevision, Inc. ("Continental"), through Teleport Communications Group Inc. and TCG Partners (collectively, "TCG"). TCG is one of the largest competitive access providers in the United States. Pursuant to a contribution agreement entered into on March 28, 1995, Cox, TCI and the Company have agreed, subject to the satisfaction of certain conditions, to contribute to MajorCo their respective interests in TCG and in the local joint ventures among local cable operators and TCG. Such contributions will be subject to the receipt of necessary regulatory approvals and the satisfaction of other conditions. In addition, the cable partners intend to negotiate with Continental, which owns that portion of TCG that is not owned by Cox, TCI or the Company, regarding the acquisition of its interest by such cable partners.

                      COMCAST CORPORATION AND SUBSIDIARIES
                                   FORM 10-Q
                          QUARTER ENDED MARCH 31, 1995
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                  (Unaudited)

     Cellular Rebuild

     The Company's cellular division has entered into an agreement to purchase approximately $172.0 million of switching and cell site equipment. This equipment will replace existing switching and cell site equipment. The Company expects the rebuild to be completed in the third quarter of 1995. In accordance with the provisions of SFAS No. 121, the Company has charged to its results of operations approximately $110.0 million which represents the difference between the net book value of the equipment to be replaced and the residual value expected to be realized upon its disposal. This charge has been reflected in the Company's condensed consolidated statement of operations and accumulated deficit as a component of depreciation and amortization expense.

     Ocean County

     In May 1995, the Company completed the initial phase of its exchange agreement with McCaw Cellular Communications, Inc. whereby the Company acquired a 75% interest in the entity that holds the Ocean County, NJ RSA cellular license (the "Ocean County Licensee") in exchange for the Company's Hunterdon County, NJ RSA license and $37.8 million in cash. The Company expects to close the remaining portion of the exchange agreement whereby it will acquire the remaining 25% interest in the Ocean County Licensee before the end of 1995.

     Nextel

     In April 1995, the Company exercised certain preemptive rights under previously existing agreements with Nextel Communications, Inc. ("Nextel") whereby the Company has elected to purchase approximately 10 million newly issued Nextel shares at a $12.25 per share price for a total cost of $122.5 million. The purchase is contingent on the closing of certain contemplated transactions by Nextel which are expected by Nextel to occur no earlier than the fourth quarter of 1995.

     Pro forma Results

     The Company would have reported unaudited revenues of $794.1 million and $703.2 million, unaudited loss before extraordinary items of $5.4 million and $32.5 million, unaudited net loss of $5.4 million and $44.1 million and unaudited net loss per share of $.02 and $.19 for the three months ended March 31, 1995 and 1994, respectively, had the acquisitions of QVC and Maclean Hunter occurred at the beginning of each period. This unaudited pro forma information is based on historical results of operations, adjusted for acquisition costs, and is not necessarily indicative of what the results would have been had the Company operated the acquired entities since the beginning of 1994.

4.   INVESTMENTS

     The Company holds unrestricted equity investments in certain publicly traded companies with an historical cost of $186.7 million and $186.6 million as of March 31, 1995 and December 31, 1994, respectively. The Company has recorded these investments, which are classified as available for sale, at their estimated fair value of $185.5 million as of March 31, 1995 and $192.6 million as of December 31, 1994. The unrealized pre-tax
     (loss) gain of ($1.2) million and $6.0 million, respectively, have been reported in the Company's condensed consolidated balance sheet as an (increase) decrease in stockholders' deficiency, net of related deferred income taxes.

     In January 1995, the Company exchanged its interest in Heritage Communications, Inc. with TCI for Class A common shares of TCI with a fair market value of approximately $290 million. Shortly thereafter, the Company sold certain of these shares for total proceeds of approximately $188 million which were used to fund, in part,

                      COMCAST CORPORATION AND SUBSIDIARIES
                                   FORM 10-Q
                          QUARTER ENDED MARCH 31, 1995
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                  (Unaudited)

     the acquisition of QVC. As a result of these transactions, the Company recognized a pre-tax gain of $141 million in the first quarter of 1995.

     As a result of the QVC acquisition, the Company commenced consolidating the financial results of QVC on a current basis. In the first quarter of 1995, the Company recorded its proportionate interest in QVC's net income for the period from November 1, 1994 through January 31, 1995. Such results were not previously recorded by the Company since QVC was accounted for under the equity method of accounting and its proportionate interest in QVC's results of operations were recorded two months in arrears. The effect of this one-time adjustment was not significant to the Company's results of operations.

     The difference between the Company's recorded investment and its proportionate interests in the book value of its equity investees' net assets is being amortized to equity in net income or loss, primarily over a period of twenty years, which is consistent with the estimated lives of the underlying assets.

     Summarized financial information for investments accounted for under the equity method of accounting is as follows (Dollars in thousands):

                                                      Three Months     Three Months
                                                          Ended            Ended
                                                    January 31, 1995  March 31, 1995
                                                           QVC             Other          Combined
        Combined Results of Operations
           Revenue...................................   $425,921         $140,386         $566,307
           Depreciation and amortization.............     12,992           11,479           24,471
           Operating income (loss)...................     58,247          (48,955)           9,292
                Net income (loss) as reported
                  by affiliates......................    $28,333         ($67,191)        ($38,858)
        Company's Equity in Net Income (Loss)
           Equity in current period net income
              (loss) ................................     $4,286         ($19,978)        ($15,692)
           Amortization income (expense).............      1,194           (1,919)            (725)
                                                        --------         --------         --------
           Total equity in net income (loss).........     $5,480         ($21,897)        ($16,417)
                                                          ======         ========         ========

                                                    March 31,1995
                                                      Combined (1)
        Combined Financial Position
            Current assets...........................   $388,007
            Noncurrent assets........................  2,416,577
            Current liabilities......................    287,868
            Noncurrent liabilities...................  1,428,410

     (1) Excludes the financial position of QVC which is consolidated with the Company as of March 31, 1995.

                      COMCAST CORPORATION AND SUBSIDIARIES
                                   FORM 10-Q
                          QUARTER ENDED MARCH 31, 1995
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                  (Unaudited)

                                                      Three Months     Three Months
                                                          Ended            Ended
                                                    January 31, 1994  March 31, 1994
                                                           QVC             Other          Combined
        Combined Results of Operations
           Revenue...................................   $372,489          $76,894         $449,383
           Depreciation and amortization.............     10,814           25,052           35,866
           Operating income (loss)...................     53,166          (24,788)          28,378
                Net income (loss) as reported
                  by affiliates......................     $2,846         ($33,524)        ($30,678)
        Company's Equity in Net Income (Loss)
           Equity in current period net income
              (loss) ................................       $421          ($9,954)         ($9,533)
           Amortization income (expense).............      1,291           (1,404)            (113)
                                                        --------          -------         --------
           Total equity in net income (loss).........     $1,712         ($11,358)         ($9,646)
                                                          ======         ========          =======


5.   LONG-TERM DEBT

     The Company paid premiums and expensed unamortized debt acquisition costs totalling $17.8 million in the first quarter of 1994, primarily as a result of the redemption of its $150.0 million, 11-7/8% Senior subordinated debentures due 2004, resulting in the Company recording an extraordinary loss, net of tax, of $11.6 million or $.05 per share.

6.   STATEMENT OF CASH FLOWS - SUPPLEMENTAL INFORMATION

     The Company made interest payments of approximately $94.8 million and $70.0 million for the three months ended March 31, 1995 and 1994, respectively.

     The Company redeemed its 7% Convertible subordinated debentures due 2001 on February 27, 1994 (accreted value $152.1 million). In connection with such redemption, substantially all of the debentures were converted into 13.5 million shares of Class A Special Common Stock of the Company.

7.   CONTINGENCIES

     The Company is subject to claims which arise in the ordinary course of its business and other legal proceedings. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial position or results of operations of the Company.

     The Company currently is seeking to justify existing rates for regulated services in certain of its cable systems in the States of New Jersey and Connecticut on the basis of cost-of-service showings. A tentative settlement, subject to documentation and regulatory approval, has been reached with the State of New Jersey with respect to rates for basic cable services and equipment. The State of Connecticut has ordered the Company to reduce rates for basic cable services and equipment and to make refunds to subscribers. The Connecticut decision has been appealed to the FCC. The FCC also is currently reviewing the Company's rates for cable programming services in the same systems in New Jersey and Connecticut. The interim cost-of-service regulations promulgated by the FCC do not support positions taken by the Company in its cost-of-service filings to date. The Company has not changed its estimate of the effects of rate regulation from December 31, 1994. The Company is seeking reconsideration by the FCC of the interim cost-of-service regulations and, if unsuccessful in justifying existing rates under cost-of-service regulations, intends to seek judicial relief. However, no assurance can be given that

                      COMCAST CORPORATION AND SUBSIDIARIES
                                   FORM 10-Q
                          QUARTER ENDED MARCH 31, 1995
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONCLUDED
                                  (Unaudited)

     the Company will be successful in cost-of-service proceedings. If the Company is not successful in such efforts, and there is no legislative, administrative or judicial relief in these matters, the FCC regulations will continue to adversely affect the Company's results of operations.

8.   QUARTERLY FINANCIAL DATA BY BUSINESS SEGMENT
     (Dollars in thousands)

                                                      Domestic
                                                        Cable     Electronic      Cellular       Corporate
                                                   Communications  Retailing   Communications  and Other (1)       Total
1995

Revenue.....................................        $347,122       $227,019        $82,153          $7,312       $663,606
Depreciation and amortization...............          89,498         14,272        134,482           5,225        243,477
Operating income (loss).....................          75,636         21,990       (103,296)        (20,611)       (26,281)
Interest expense............................          61,583         12,645         17,470          25,889        117,587
Assets......................................       4,502,336      1,925,775      1,107,588         924,422      8,460,121
Long-term debt..............................       2,889,608      1,106,337        764,415       1,265,403      6,025,763
Capital expenditures and acquisitions.......          43,862      1,310,357         50,253          15,913      1,420,385
Equity in net (losses) income of
    affiliates..............................          (2,969)         1,058           (264)        (14,242)       (16,417)

1994

Revenue.....................................        $260,882       $               $60,878          $6,943       $328,703
Depreciation and amortization...............          52,391                        21,607           3,247         77,245
Operating income (loss).....................          74,521                         3,859         (14,105)        64,275
Interest expense............................          36,720                        13,856          28,811         79,387
Capital expenditures and acquisitions.......          34,651                         5,103           2,645         42,399
Equity in net (losses) income of
    affiliates..............................          (2,337)         1,712                         (9,021)        (9,646)

- ---------------

     (1) Corporate and other includes certain elimination entries related to the segments presented.

                      COMCAST CORPORATION AND SUBSIDIARIES
                                   FORM 10-Q
                          QUARTER ENDED MARCH 31, 1995

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

General Developments of Business

QVC

In February 1995, the Company and Tele-Communications, Inc. ("TCI") acquired all of the outstanding stock of QVC, Inc. ("QVC") for $46, in cash, per share. The total cost of acquiring the outstanding shares of QVC not previously owned by the Company and TCI (approximately 65% of such shares on a fully diluted basis) was approximately $1.4 billion. Following the acquisition, the Company and TCI own, through their respective subsidiaries, 57.45% and 42.55%, respectively, of QVC. The Company has accounted for the QVC acquisition under the purchase method of accounting and QVC has been consolidated with the Company beginning in February 1995. The allocation of the purchase price to the assets and liabilities of QVC is preliminary pending receipt of a final appraisal.

The acquisition of QVC, including the exercise of certain warrants held by the Company, was financed with cash contributions from the Company and TCI of $296.3 million and $6.6 million, respectively, borrowings of $1.1 billion under a $1.2 billion QVC credit facility and existing cash and cash equivalents held by QVC.

Liberty Media Corporation, a wholly owned subsidiary of TCI, may, at certain times following February 9, 2000, trigger the exercise of certain exit rights.

Maclean Hunter

On December 22, 1994, the Company, through Comcast MHCP Holdings, L.L.C. (the "LLC"), acquired the U.S. cable television and alternate access operations of Maclean Hunter Limited ("Maclean Hunter") from Rogers Communications Inc. ("RCI") and all of the outstanding shares of Barden Communications, Inc. ("BCI," and collectively, such acquisitions are referred to as the "Maclean Hunter Acquisition") for approximately $1.2 billion (subject to certain adjustments) in cash. The Company and the California Public Employees' Retirement System ("CalPERS") invested approximately $305.0 million and $250.0 million, respectively, in the LLC, which is owned 55% by a wholly owned subsidiary of the Company and 45% by CalPERS, and is managed by the Company. The Maclean Hunter Acquisition, including certain transaction costs, was financed with cash contributions from the LLC of $555.0 million and borrowings of $715.0 million under an $850.0 million Maclean Hunter credit facility. At any time after December 18, 2001, CalPERS may elect to liquidate its interest in the LLC at a price based upon the fair value of CalPERS' interest in the LLC, adjusted, under certain circumstances, for certain performance criteria relating to the fair value of the LLC or to the Company's common stock. Except in certain limited circumstances, the Company, at its option, may satisfy this liquidity arrangement by purchasing CalPERS' interest for cash, through the issuance of the Company's common stock (subject to certain limitations) or by selling the LLC. The Maclean Hunter Acquisition was accounted for under the purchase method of accounting and Maclean Hunter is consolidated with the Company as of December 31, 1994.

                      COMCAST CORPORATION AND SUBSIDIARIES
                                   FORM 10-Q
                          QUARTER ENDED MARCH 31, 1995

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

Telecommunications Joint Venture

On March 28, 1995, subsidiaries of the Company, TCI, Sprint Corporation ("Sprint") and Cox Communications, Inc. ("Cox") formed several partnerships to engage in the business of providing wireless and wireline telephony services. The principal partnership is known as MajorCo, L.P. ("MajorCo"). The parties have agreed that MajorCo and its subsidiary partnerships will be the exclusive vehicle for their respective investments in certain specified telecommunications activities, subject to certain limited exceptions. MajorCo and the parties will cross-promote telecommunications products and services using the "Sprint" brand name with cable services and products branded by Cox, TCI or the Company in their cable television systems. A partnership owned entirely by subsidiaries of the Company, known as Comcast Telephony Services, owns 15% of MajorCo and, indirectly, each of MajorCo's subsidiary partnerships.

MajorCo will engage in the business of providing wireless communications services, primarily personal communication services ("PCS"), through a partnership known as WirelessCo. Cox, TCI, Sprint and the Company formed WirelessCo on October 24, 1994 and contributed all of their respective interests in WirelessCo to MajorCo and an affiliated partnership on March 28, 1995. Through WirelessCo, the partners propose to create and operate a seamless, integrated, nationwide wireless communications network. During the term of a trademark license from an affiliate of Sprint, the partnership's services will be marketed under the "Sprint" trademark.

WirelessCo was the successful bidder for 29 broadband PCS licenses in the auction conducted by the Federal Communications Commission ("FCC") from December 1994 through mid-March 1995. The purchase price for the licenses is approximately $2.11 billion, of which $422 million has already been paid to the FCC. The balance of the purchase price will be paid to the FCC when the licenses are issued, which is expected to occur in mid-1995.WirelessCo may also elect to bid in subsequent auctions for broadband PCS licenses. In addition, WirelessCo may invest in other entities that are awarded broadband PCS licenses, may acquire PCS licenses after the auctions from the successful bidders for those licenses and may affiliate with other successful bidders for licenses.

MajorCo will also engage in the business of providing local wireline telephone service for both business and residential customers, primarily through the cable networks of cable television operators that affiliate with the partnership in exchange for agreed upon compensation. Cox, TCI and the Company have agreed to affiliate their cable systems with the partnership to the extent that their systems are located in markets designated in MajorCo's initial business plan. The MajorCo partners propose to complete the initial business plan, which will also specify the partners' expected capital contributions, within the next few months. The offering of local wireline telephone services by the partnership will require the removal of existing regulatory and legislative barriers to local telephone competition.

The MajorCo partners intend that the partnership will succeed to the business currently conducted by Cox, TCI and the Company, together with Continental Cablevision, Inc. ("Continental"), through Teleport Communications Group Inc. and TCG Partners (collectively, "TCG"). TCG is one of the largest competitive access providers in the United States. Pursuant to a contribution agreement entered into on March 28, 1995, Cox, TCI and the Company have agreed, subject to the satisfaction of certain conditions, to contribute to MajorCo their respective interests in TCG and in the local joint ventures among local cable operators and TCG. Such contributions will be subject to the receipt of necessary regulatory approvals and the satisfaction of other conditions. In addition, the cable partners intend to

                      COMCAST CORPORATION AND SUBSIDIARIES
                                   FORM 10-Q
                          QUARTER ENDED MARCH 31, 1995

negotiate with Continental, which owns that portion of TCG that is not owned by Cox, TCI or the Company, regarding the acquisition of its interest by such cable partners.


                              --------------------

Liquidity and Capital Resources

Cash and cash equivalents and short-term investments as of March 31, 1995 and December 31, 1994 were $441.2 million and $465.5 million, respectively. The majority of the cash and cash equivalents is held by subsidiaries of the Company and is restricted to the use by these subsidiaries under contractual or other arrangements.

The Company's cash and cash equivalents and short-term investments are recorded at cost which approximates their fair value. At March 31, 1995, the Company's short-term investments of $25.4 million had a weighted average maturity of approximately 13 months. However, due to the high degree of liquidity and the intent of management to use these investments as needed to fund its commitments, the Company considers these as current assets.

In January 1995, the Company exchanged its interest in Heritage Communications, Inc. with TCI for Class A common shares of TCI with a fair market value of approximately $290 million (the "Heritage Transaction"). Shortly thereafter, the Company sold certain of these shares for total proceeds of approximately $188 million which were used to fund, in part, the acquisition of QVC. As a result of these transactions, the Company has recognized a pre-tax gain of $141 million in the first quarter of 1995.

In April 1995, the Company exercised certain preemptive rights under previously existing agreements with Nextel Communications, Inc. ("Nextel") whereby the Company has elected to purchase approximately 10 million newly issued Nextel shares at a $12.25 per share price for a total cost of $122.5 million. The purchase is contingent on the closing of certain contemplated transactions by Nextel which are expected by Nextel to occur no earlier than the fourth quarter of 1995.

In May 1995, the Company completed the initial phase of its exchange agreement with McCaw Cellular Communications, Inc. whereby the Company acquired a 75% interest in the entity that holds the Ocean County, NJ RSA cellular license (the "Ocean County Licensee") in exchange for the Company's Hunterdon County, NJ RSA license and $37.8 million in cash. The Company expects to close the remaining portion of the exchange agreement whereby it will acquire the remaining 25% interest in the Ocean County Licensee before the end of 1995.

Through May 1, 1995, the Company has made total cash capital contributions to WirelessCo of approximately $75 million. The partners' capital contributions to WirelessCo have been used to make payments to the FCC in connection with the PCS auction and to acquire interests in certain entities that hold PCS licenses. Additional equity requirements of WirelessCo will be funded by the partners through capital contributions to MajorCo in proportion to their ownership interests in WirelessCo. The Company anticipates that MajorCo's capital requirements over the next several years will be significant. These requirements are planned to be funded by external financing in addition to capital contributions by the partners. The partners have committed to contribute $4.4 billion in cash to the venture during the next three years, of which the Company's share would be $660 million, subject to reduction resulting from the method of crediting in-kind contributions to MajorCo by the partners. Although it is anticipated that external financing will be available to MajorCo on acceptable terms and conditions, no assurances can be given as to such availability.

As of March 31, 1995, certain subsidiaries of the Company had unused lines of credit of $545 million, of which $50.0 million was utilized through May 4, 1995.

The Company expects to continue to recognize significant losses and to continue to pay dividends; therefore, it anticipates that it will continue to have a deficiency in stockholders' equity that will increase for the foreseeable

                      COMCAST CORPORATION AND SUBSIDIARIES
                                   FORM 10-Q
                          QUARTER ENDED MARCH 31, 1995

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

The Company believes that it will be able to meet its current and long-term liquidity and capital requirements, including its fixed charges, through its cash flows from operating activities, existing cash and cash equivalents, short-term investments, sales of assets, lines of credit and other external financing.

Statement of Cash Flows

Cash and cash equivalents increased $80.6 million as of March 31, 1995 from December 31, 1994 and increased $170.0 million as of March 31, 1994 from December 31, 1993. Changes in cash and cash equivalents resulted from cash flows from operating, financing and investing activities which are explained below.

Net cash provided by operating activities amounted to $72.8 million and $62.2 million for the three months ended March 31, 1995 and 1994, respectively. The increase of $10.6 million is due to the effects of the acquisitions of QVC and Maclean Hunter, offset by changes in working capital as a result of the timing of receipts and disbursements.

Net cash provided by (used in) financing activities, which includes the issuances of securities as well as borrowings, was $1.3 billion and ($200.6) million for the three months ended March 31, 1995 and 1994, respectively. For the three months ended March 31, 1995, the Company borrowed $1.3 billion consisting principally of funds borrowed in connection with the acquisition of QVC. For the three months ended March 31, 1994, the Company repurchased or redeemed and retired $195.0 million of its long-term debt including the Company's $150.0 million, 11-7/8% Senior subordinated debentures due 2004.

Net cash used in (provided by) investing activities was $1.3 billion and ($308.4) million for the three months ended March 31, 1995 and 1994, respectively. For the three months ended March 31, 1995, net cash used in investing activities includes the acquisition of QVC, net of cash acquired, of $1.3 billion, additional investments in affiliates of $137.3 million and additions to property and equipment of $109.6 million. Such amounts were offset by proceeds from sales of short-term and long-term investments of $292.9 million. Net proceeds of $340.0 million from the sale of short-term investments for the three months ended March 31, 1994 were used to redeem and retire long-term debt and to purchase cash equivalents.

Results of Operations

The effects of the QVC and Maclean Hunter acquisitions has been to increase significantly the Company's revenues and expenses resulting in substantial increases in its operating income before depreciation and amortization, depreciation and amortization expense and net interest expense. However, it is expected that because of the increases in depreciation and amortization and interest expense associated with these acquisitions and their financing, the Company will continue to realize substantial losses for the foreseeable future.

For the three months ended March 31, 1995 and 1994, the Company realized operating income before depreciation and amortization (commonly referred to in the Company's businesses as "operating cash flow") of $217.2 million and 141.5 million, respectively, representing an increase of $75.7 million or 53%. This increase is a result of the items discussed below. Operating cash flow is a measure of a company's ability to generate cash to service its obligations, including debt service obligations, and to finance capital and other expenditures. In part due to the capital intensive nature of the Company's businesses and the resulting significant level of non-cash depreciation and

                      COMCAST CORPORATION AND SUBSIDIARIES
                                   FORM 10-Q
                          QUARTER ENDED MARCH 31, 1995

amortization expense, operating cash flow is frequently used as one of the bases for comparing the Company's businesses. Operating cash flow does not purport to represent net income or net cash provided by operating activities, as those terms are defined under generally accepted accounting principles, and should not be considered as an alternative to such measurements as an indicator of the Company's performance. See "Statement of Cash Flows" above for a discussion of net cash provided by operating activities.

The Company realized revenue of $663.6 million and $328.7 million for the three months ended March 31, 1995 and 1994, respectively, representing an increase of $334.9 million or 102%. For the three months ended March 31, 1995, approximately 52% of such revenue represents service income related to the Company's cable division, approximately 34% represents net sales from electronic retailing as a result of the consolidation of QVC and approximately 12% represents service income related to the Company's cellular division. For the three months ended March 31, 1994, approximately 79% of such revenue represents service income related to the Company's cable division and approximately 19% represents service income related to the Company's cellular division.

Cost of goods sold from electronic retailing was $138.1 million for the two months ended March 31, 1995 representing approximately 61% of net sales from electronic retailing for that period.

Operating, selling, general and administrative expenses were $308.3 million and $187.2 million for the three months ended March 31, 1995 and 1994, respectively, representing an increase of $121.1 million or 65%. For the three months ended March 31, 1995, approximately 59% of such expenses relate to the Company's cable division, approximately 17% relate to the consolidation of QVC and approximately 17% relate to the Company's cellular division. For the three months ended March 31, 1994, approximately 72% of such expenses related to the Company's cable division and approximately 19% related to the Company's cellular division.

Depreciation and amortization was $243.5 million and $77.2 million for the three months ended March 31, 1995 and 1994, respectively, representing an increase of $166.3 million. The increase is due to the effects of the rebuild of certain of the Company's cellular equipment, as described below, as well as depreciation and amortization resulting from the acquisitions of QVC and Maclean Hunter.

Interest expense was $117.6 million and $79.4 million for the three months ended March 31, 1995 and 1994, respectively, representing an increase of $38.2 million or 48%. The increase is primarily due to increased levels of debt associated with the acquisitions of QVC and Maclean Hunter.

For the three months ended March 31, 1995 and 1994, the Company's earnings before extraordinary items, income tax expense (benefit), equity in net losses of affiliates and fixed charges (interest expense) were $137.3 million and $72.6 million, respectively. Excluding the pre-tax gain of $141 million realized in the first quarter of 1995 in connection with the Heritage Transaction, these earnings were not adequate to cover the Company's fixed charges of $117.6 million and $79.4 million for the three months ended March 31, 1995 and 1994, respectively. Fixed charges include non-cash interest of $13.5 million and $13.6 million for the three months ended March 31, 1995 and 1994, respectively. The inadequacy of these earnings to cover fixed charges is primarily due to the substantial non-cash charges for depreciation and amortization expense, including a pre-tax charge associated with the rebuild of certain of the Company's cellular equipment, of $243.5 million and $77.2 million for the three months ended March 31, 1995 and 1994, respectively.

The Company believes that its losses and inadequacy of earnings to cover fixed charges will not significantly affect the performance of its normal business activities because of its existing cash and cash equivalents, short-term investments, its ability to generate operating income before depreciation and amortization and its ability to obtain external financing.

                      COMCAST CORPORATION AND SUBSIDIARIES
                                   FORM 10-Q
                          QUARTER ENDED MARCH 31, 1995

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

The Company recognized income tax expense (benefit) of $3.9 million and ($666,000) for the three months ended March 31, 1995 and 1994, respectively.

The Company paid premiums and expensed unamortized debt acquisition costs totalling $18.0 million during 1994, primarily as a result of the redemption of its $150.0 million, 11-7/8% Senior subordinated debentures due 2004, resulting in the Company recording an extraordinary loss, net of tax, of $11.6 million or $.05 per share.

The Company believes that its operations are not materially affected by inflation.

Cable Communications

The Company's cable division realized service income of $347.1 million and $260.9 million for the three months ended March 31, 1995 and 1994, respectively, representing an increase of $86.2 million or 33%. The Maclean Hunter acquisition accounted for $64.5 million of the increase. The remaining increase of $21.7 million is attributable to subscriber growth of $12.0 million, new product offerings of $2.7 million and a $7.0 million change in the estimated effects of cable rate regulation.

Operating, selling, general and administrative expenses for the Company's cable division were $182.0 million and $134.0 million for the three months ended March 31, 1995 and 1994, respectively, representing an increase of $48.0 million or 36%. The Maclean Hunter acquisition accounted for $36.1 million of the increase. The remaining increase of $11.9 million is attributable to increases in the costs of labor, billing and cable programming as a result of subscriber growth and rate increases. It is anticipated that the Company's cost of cable programming will increase in the future as cable programming rates increase and additional sources of cable programming become available.

Electronic Retailing

As a result of the QVC acquisition, effective February 1995, the Company commenced consolidating the financial results of QVC on a current basis. Comparative quarterly financial information for the three months ended March 31, 1995 and 1994 is presented herein for purposes of analysis and may not reflect what actual results of operations would have been had the Company owned QVC since January 1, 1994.

QVC recognized net sales from electronic retailing of $358.5 million and $311.9 million for the three months ended March 31, 1995 and 1994, respectively, representing an increase of $46.6 million or 15%. The increase in the net sales from electronic retailing includes the effects of a 7% increase in the average number of homes receiving QVC services, an increase of 7% in net sales per full time equivalent home and other revenue sources.

QVC recognized operating, selling, general and administrative expenses of $83.8 million and $75.0 million for the three months ended March 31, 1995 and 1994, respectively, representing an increase of $8.8 million or 12%. This increase is attributable to higher advertising costs and additional costs associated with secondary channel services.

QVC recognized cost of goods sold from electronic retailing of $216.1 million and $190.3 million for the three months ended March 31, 1995 and 1994, respectively. Such costs have remained consistent as a percentage of sales, representing 60% of net sales from electronic retailing for the three months ended March 31, 1995 and 61% of net sales from electronic retailing for the three months ended March 31, 1994.

                      COMCAST CORPORATION AND SUBSIDIARIES
                                   FORM 10-Q
                          QUARTER ENDED MARCH 31, 1995

Cellular Communications

The Company's cellular division realized service income of $82.2 million and $60.9 million for the three months ended March 31, 1995 and 1994, respectively, representing an increase of $21.3 million or 35%. The increase is attributable to subscriber growth, partially offset by the effects of a decrease in the average minutes-of-use per cellular subscriber. The Company expects the decrease in average minutes-of-use per cellular subscriber to continue in the future.

Operating, selling, general and administrative expenses for the Company's cellular division were $51.0 million and $35.4 million for the three months ended March 31, 1995 and 1994, respectively, representing an increase of $15.6 million or 44%. This increase is primarily due to increases in commissions and marketing expense as a result of subscriber growth.

The Company's cellular division has entered into an agreement to purchase approximately $172.0 million of switching and cell site equipment. This equipment will replace existing switching and cell site equipment. The Company expects the rebuild to be completed in the third quarter of 1995. In accordance with the provisions of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," the Company has charged to its results of operations approximately $110.0 million which represents the difference between the net book value of the equipment to be replaced and the residual value expected to be realized upon its disposal. This charge has been reflected in the Company's condensed consolidated statement of operations and accumulated deficit as a component of depreciation and amortization expense.

Cable Rate Regulation Developments

The Company currently is seeking to justify existing rates for regulated services in certain of its cable systems in the States of New Jersey and Connecticut on the basis of cost-of-service showings. A tentative settlement, subject to documentation and regulatory approval, has been reached with the State of New Jersey with respect to rates for basic cable services and equipment. The State of Connecticut has ordered the Company to reduce rates for basic cable services and equipment and to make refunds to subscribers. The
Connecticut decision has been appealed to the FCC. The FCC also is currently reviewing the Company's rates for cable programming services in the same systems in New Jersey and Connecticut. The interim cost-of-service regulations promulgated by the FCC do not support positions taken by the Company in its cost-of-service filings to date. The Company has not changed its estimate of the effects of rate regulation from December 31, 1994. The Company is seeking reconsideration by the FCC of the interim cost-of-service regulations and, if unsuccessful in justifying existing rates under cost-of-service regulations, intends to seek judicial relief. However, no assurance can be given that the Company will be successful in cost-of-service proceedings. If the Company is not successful in such efforts, and there is no legislative, administrative or judicial relief in these matters, the FCC regulations will continue to adversely affect the Company's results of operations.

                      COMCAST CORPORATION AND SUBSIDIARIES
                                   FORM 10-Q
                          QUARTER ENDED MARCH 31, 1995

PART II.  OTHER INFORMATION

     ITEM 1.  Legal Proceedings

         1. In May 1994, the Company filed an appeal with the U.S. Court of Appeals for the District of Columbia Circuit challenging the legality of various Federal Communications Commission ("FCC") rate regulation Orders. The Company has also intervened in similar pending actions. The Company intends to continue to assess the impact of the FCC's rate regulations and to develop additional strategies to minimize the adverse impact of such regulations and the other provisions of the Cable Television Consumer Protection and Competition Act of 1992 on the Company's business.

         2. In May 1995, the eight state attorneys general, who in June 1994 filed civil actions in state courts challenging the processes used by the Company to implement changes in cable rates on September 1, 1993, agreed to dismiss such actions. The Company also agreed to dismiss its claims and counterclaims filed in these matters. All such dismissals are subject to judicial approval.

         3. In April 1995, Bell Atlantic Corp. requested that the FCC suspend, until further notice, consideration of applications to provide video dialtone facilities in portions of its telephone service area, including areas served by the Company's cable communications systems. The Company cannot predict if and when Bell Atlantic Corp. will renew its video dialtone applications, the form of any such revised applications, or the actions to be taken by the FCC in response thereto.

         4. In March 1995, the Company entered into agreements to settle various disputes pending in the courts and at the FCC regarding the ownership, operation and transfer of the license for the cellular telephone system in the Atlantic City, New Jersey MSA. In conjunction with the proposed settlement, the Company agreed to purchase the license for the cellular telephone system in the Vineland, New Jersey RSA. The settlement is subject to a favorable determination at the FCC of proceedings concerning the status of the current Atlantic City cellular licensee, approval by the FCC of the transfers to the Company of the cellular licenses, other regulatory approvals and consents of third parties.

     ITEM 6.  Exhibits and Reports on Form 8-K

     (a) Exhibits required to be filed by Item 601 of Regulation S-K:

          10.1 Agreement of Limited Partnership of MajorCo, L.P., a Delaware Limited Partnership, dated as of March 28, 1995, among Sprint Spectrum, L.P., TCI Network Services, Comcast Telephony Services and Cox Telephony Partnership (incorporated by reference to exhibit 5.1 to the Company's Current Report on Form 8-K filed on April 13, 1995).

          10.2 Contribution Agreement by and among TCI Network Services, Comcast Telephony Services, Cox Telephony Partnership, MajorCo, L.P. and NewtelCo, L.P., dated as of March 28, 1995, (incorporated by reference to exhibit 5.2 to the Company's Current Report on Form 8-K filed on April 13, 1995).

          10.3 Agreement of Limited Partnership of MinorCo, L.P., a Delaware Limited Partnership, dated as of March 28, 1995, among Sprint Spectrum, L.P., TCI Network Services, Comcast Telephony Services and Cox Telephony Partnership (incorporated by reference to exhibit 5.3 to the Company's Current Report on Form 8-K filed on April 13, 1995).

                      COMCAST CORPORATION AND SUBSIDIARIES
                                   FORM 10-Q
                          QUARTER ENDED MARCH 31, 1995

          10.4 Amendment to Stock Purchase Agreement between Comcast Corporation, Comcast FCI, Inc. and Nextel Communications, Inc., dated as of April 3, 1995 (incorporated by reference to exhibit
               5.4 to the Company's Current Report on Form 8-K filed on April 13, 1995).

          10.5 Amended and Restated Stockholders Agreement, dated as of February 9, 1995, among Comcast Corporation, Comcast QVC, Inc., QVC
               Programming Holdings, Inc., Liberty Media Corporation, QVC Investment, Inc. and Liberty QVC, Inc.

          27   Financial Data Schedule.

     (b) Reports on Form 8-K

          (i) The Company filed a Current Report on Form 8-K under Item 2 on January 6, 1995 relating to the acquisition of the U.S. Cable Television Operations of Maclean Hunter Limited which included the Company's Unaudited Pro Forma Condensed Consolidated Financial Statements as of and for the nine months ended September 30, 1994 and the Unaudited Combined Financial Statements for the U.S. Cable Television Operations of Maclean Hunter as of and for the three and nine months ended September 30, 1994 as well as the Unaudited Consolidated Financial Statements for QVC, Inc. (formerly, QVC Network, Inc.) for the quarter ended July 31, 1994, which were incorporated by reference to QVC, Inc.'s Quarterly Report on Form 10-Q for that period.

          (ii) The Company filed a Current Report on Form 8-K under Item 2 on February 23, 1995 relating to the acquisition of QVC, Inc.

                      COMCAST CORPORATION AND SUBSIDIARIES
                                   FORM 10-Q
                          QUARTER ENDED MARCH 31, 1995

                                   SIGNATURE

         Pursuant to the Requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              COMCAST CORPORATION





                             /s/ LAWRENCE S. SMITH
                                 Lawrence S. Smith
                                 Senior Vice President
                                 Accounting and Administration
                                (Chief Accounting Officer)



Date: May 15, 1995