Form 10-Q
period 1995-06-30
COMCAST CORP
filed 1995-08-14
CIK 22301

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)

(X) Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended:

                                 JUNE 30, 1995

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

         Yes  _X_                                           No ___


As of June 30, 1995, there were 191,916,990 shares of Class A Special Common Stock, 39,074,706 shares of Class A Common Stock and 8,786,250 shares of Class B Common Stock outstanding.

                      COMCAST CORPORATION AND SUBSIDIARIES
                                   FORM 10-Q
                          QUARTER ENDED JUNE 30, 1995

                               TABLE OF CONTENTS




                                                                           Page
                                                                          Number

PART I.    FINANCIAL INFORMATION

           Item 1.       Financial Statements

                         Condensed Consolidated Balance
                         Sheet at June 30, 1995 and December 31,
                         1994 (Unaudited).....................................2

                         Condensed Consolidated Statement of
                         Operations and Accumulated Deficit for
                         the Six and Three Months Ended June 30,
                         1995 and 1994 (Unaudited)............................3

                         Condensed Consolidated Statement of Cash
                         Flows for the Six Months Ended June 30, 1995
                         and 1994 (Unaudited).................................4

                         Notes to Condensed Consolidated
                         Financial Statements (Unaudited)................5 - 12

           Item 2.       Management's Discussion and Analysis
                         of Financial Condition and Results of
                         Operations.....................................13 - 20

PART II.   OTHER INFORMATION

           Item 1.       Legal Proceedings...................................21

           Item 4.       Submission of Matters to a Vote of
                         Security Holders....................................21

           Item 6.       Exhibits and Reports on Form 8-K....................22

                      COMCAST CORPORATION AND SUBSIDIARIES
                                   FORM 10-Q
                          QUARTER ENDED JUNE 30, 1995

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                  (Unaudited)

                                                                                      (Dollars in thousands)
                                                                                June 30,                  December 31,
                                                                                  1995                        1994
ASSETS
CURRENT ASSETS
    Cash and cash equivalents.............................................      $447,889                     $335,320
    Short-term investments, at cost which approximates fair value.........       240,940                      130,134
    Accounts receivable, less allowance for doubtful accounts
        of $84,607 and $11,272............................................       301,615                      108,245
    Inventories, net......................................................       196,849                       18,553
    Prepaid charges and other.............................................        38,988                       16,254
    Deferred income taxes.................................................        56,610
                                                                              ----------                   ----------
        Total current assets..............................................     1,282,891                      608,506
                                                                              ----------                   ----------

INVESTMENTS, principally in affiliates....................................       900,881                      797,075
                                                                              ----------                   ----------

PROPERTY AND EQUIPMENT....................................................     2,338,663                    2,081,256
    Accumulated depreciation..............................................      (863,913)                    (823,570)
                                                                              ----------                   ----------
    Property and equipment, net...........................................     1,474,750                    1,257,686
                                                                              ----------                   ----------

DEFERRED CHARGES..........................................................     6,358,224                    4,945,613
    Accumulated amortization..............................................    (1,009,706)                    (845,896)
                                                                              ----------                   ----------
    Deferred charges, net.................................................     5,348,518                    4,099,717
                                                                              ----------                   ----------
                                                                              $9,007,040                   $6,762,984
                                                                              ==========                   ==========

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES
    Accounts payable and accrued expenses.................................      $707,268                     $402,869
    Accrued interest......................................................        73,880                       60,219
    Subscribers' advance payments and other...............................        20,777                       14,637
    Current portion of long-term debt.....................................       332,009                      182,913
                                                                              ----------                   ----------
        Total current liabilities.........................................     1,133,934                      660,638
                                                                              ----------                   ----------

LONG-TERM DEBT, less current portion......................................     6,399,519                    4,810,541
                                                                              ----------                   ----------

DEFERRED INCOME TAXES....................................................      1,517,013                    1,390,849
                                                                              ----------                   ----------

MINORITY INTEREST AND OTHER...............................................       710,679                      627,745
                                                                              ----------                   ----------

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' DEFICIENCY
    Class A Special Common Stock, $1 par value - authorized, 500,000,000
        shares; issued, 191,916,990 and 191,230,684.......................       191,917                      191,231
    Class A Common Stock, $1 par value - authorized, 200,000,000
        shares;  issued, 39,074,706 and 39,019,809........................        39,075                       39,020
    Class B Common Stock, $1 par value - authorized, 50,000,000
        shares;  issued, 8,786,250........................................         8,786                        8,786
    Additional capital....................................................       882,940                      875,501
    Accumulated deficit...................................................    (1,868,738)                  (1,827,647)
    Unrealized gains on marketable securities.............................         6,283                        3,862
    Cumulative translation adjustments....................................       (14,368)                     (17,542)
                                                                              ----------                   ----------
        Total stockholders' deficiency....................................      (754,105)                    (726,789)
                                                                              ----------                   ----------
                                                                              $9,007,040                   $6,762,984
                                                                              ==========                   ==========


See notes to condensed consolidated financial statements.

                      COMCAST CORPORATION AND SUBSIDIARIES
                                   FORM 10-Q
                          QUARTER ENDED JUNE 30, 1995
     CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND ACCUMULATED DEFICIT
                                  (Unaudited)

                                                                       (Amounts in thousands, except per share data)
                                                                        Six Months Ended         Three Months Ended
                                                                            June 30,                  June 30,
                                                                       1995         1994         1995         1994
REVENUE
    Service income............................................       $902,752     $669,343      $466,165     $340,640
    Net sales from electronic retailing.......................        584,426                    357,407
                                                                  -----------  -----------   -----------  -----------
                                                                    1,487,178      669,343       823,572      340,640
                                                                  -----------  -----------   -----------  -----------

COSTS AND EXPENSES
    Operating.................................................        367,357      201,472       195,890      100,573
    Cost of goods sold from electronic retailing..............        350,246                    212,172
    Selling, general and administrative.......................        289,145      177,798       154,686       91,514
    Depreciation and amortization.............................        387,043      160,494       143,566       83,249
                                                                  -----------  -----------   -----------  -----------
                                                                    1,393,791      539,764       706,314      275,336
                                                                  -----------  -----------   -----------  -----------

OPERATING INCOME..............................................         93,387      129,579       117,258       65,304

INVESTMENT (INCOME) EXPENSE
    Interest expense..........................................        250,551      152,752       132,964       73,365
    Investment income.........................................       (165,424)     (10,103)      (12,600)      (4,830)
    Equity in net losses of affiliates........................         37,906       18,515        21,489        8,869
    Minority interest and other...............................        (13,759)      (3,417)       (5,401)        (375)
                                                                  -----------  -----------   -----------  -----------
                                                                      109,274      157,747       136,452       77,029
                                                                  -----------  -----------   -----------  -----------

LOSS BEFORE INCOME TAX EXPENSE AND EXTRAORDINARY
    ITEMS.....................................................        (15,887)     (28,168)      (19,194)     (11,725)

INCOME TAX EXPENSE............................................         14,035          365        10,100        1,031
                                                                  -----------  -----------   -----------  -----------

LOSS BEFORE EXTRAORDINARY ITEMS...............................        (29,922)     (28,533)      (29,294)     (12,756)

EXTRAORDINARY ITEMS...........................................                      11,703                        123
                                                                  -----------  -----------   -----------  -----------

NET LOSS......................................................        (29,922)     (40,236)      (29,294)     (12,879)

ACCUMULATED DEFICIT
    Beginning of period ......................................     (1,827,647)  (1,717,931)   (1,833,858)  (1,751,279)
    Dividends declared - $.0467, $.0467, $.0233
        and $.0233 per share..................................        (11,169)     (11,556)       (5,586)      (5,565)
                                                                  -----------  -----------   -----------  -----------
    End of period.............................................    ($1,868,738) ($1,769,723)  ($1,868,738) ($1,769,723)
                                                                  ===========  ===========   ===========  ===========

LOSS PER SHARE
    Loss before extraordinary items...........................          ($.12)       ($.12)        ($.12)       ($.05)
    Extraordinary items.......................................                        (.05)
                                                                  -----------  -----------   -----------  -----------
            Net Loss..........................................          ($.12)       ($.17)        ($.12)       ($.05)
                                                                  ===========  ===========   ===========  ===========

WEIGHTED AVERAGE NUMBER OF COMMON
    SHARES OUTSTANDING DURING THE PERIOD......................        239,541      233,648       239,674      238,829
                                                                  ===========  ===========   ===========  ===========

See notes to condensed consolidated financial statements.

                      COMCAST CORPORATION AND SUBSIDIARIES
                                   FORM 10-Q
                          QUARTER ENDED JUNE 30, 1995
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)

                                                                                        (Dollars in thousands)
                                                                                      Six Months Ended June 30,
                                                                                   1995                         1994
OPERATING ACTIVITIES
    Net loss..............................................................      ($29,922)                    ($40,236)
    Noncash items included in net loss:
        Depreciation and amortization.....................................       387,043                      160,494
        Interest expense..................................................        27,360                       26,304
        Equity in net losses of affiliates................................        37,906                       18,515
        Gain on sale of division..........................................                                     (5,825)
        Gain on sale of long-term investment..............................      (140,968)
        Extraordinary items...............................................                                     11,703
        Deferred income taxes, minority interest and other................       (21,296)                       2,680
                                                                              ----------                   ----------
                                                                                 260,123                      173,635

    Decrease (increase) in accounts receivable, net.......................        26,662                      (10,071)
    (Increase) decrease in inventories, net...............................       (10,889)                         175
    Increase in prepaid charges and other.................................       (12,348)                      (4,538)
    Decrease in accounts payable and accrued expenses
        and subscribers' advance payments and other.......................       (69,778)                      (1,435)
    Increase (decrease) in accrued interest...............................        13,069                      (10,209)
                                                                              ----------                   ----------
            Net cash provided by operating activities.....................       206,839                      147,557
                                                                              ----------                   ----------

FINANCING ACTIVITIES
    Borrowings............................................................     2,018,977                          959
    Retirement and repayment of debt......................................      (194,378)                    (368,496)
    Issuance of common stock, net.........................................         1,413                        2,184
    Equity contribution to a subsidiary...................................         6,556
    Dividends.............................................................       (11,169)                     (11,556)
    Other.................................................................         1,488                       (1,059)
                                                                              ----------                   ----------
            Net cash provided by (used in) financing activities...........     1,822,887                     (377,968)
                                                                              ----------                   ----------

INVESTING ACTIVITIES
    Acquisitions, net of cash acquired....................................     1,369,073                       20,795
    Sales of short-term investments, net..................................       (48,331)                    (306,410)
    Increase in investments, principally in affiliates....................       431,525                       38,244
    Proceeds from sale of long-term investment............................      (188,096)
    Additions to property and equipment...................................       338,960                       92,692
    Proceeds from sale of division........................................                                    (28,183)
    Other.................................................................        14,026                       12,338
                                                                              ----------                   ----------
            Net cash used in (provided by) investing activities...........     1,917,157                     (170,524)
                                                                              ----------                   ----------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS.........................        112,569                      (59,887)
    Cash and Cash Equivalents, Beginning of Period........................       335,320                      160,434
                                                                              ----------                   ----------

CASH AND CASH EQUIVALENTS, End of Period..................................      $447,889                     $100,547
                                                                                ========                     ========


See notes to condensed consolidated financial statements.

                      COMCAST CORPORATION AND SUBSIDIARIES
                                   FORM 10-Q
                          QUARTER ENDED JUNE 30, 1995
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     Basis of Presentation
     The  condensed  consolidated  balance  sheet at December  31, 1994 has been condensed from the audited balance sheet at that date. The condensed consolidated balance sheet at June 30, 1995, the condensed consolidated statement of operations and accumulated deficit for the six and three months ended June 30, 1995 and 1994 and the condensed consolidated statement of cash flows for the six months ended June 30, 1995 and 1994 have been prepared by Comcast Corporation (the "Company") and have not been audited by the Company's Independent Auditors. In the opinion of management, all adjustments (which include only normal recurring adjustments and the adjustment described in Note 3) necessary to present fairly the financial position, results of operations and cash flows at June 30, 1995 and for all periods presented have been made.

     Certain information and note disclosures normally included in the Company's annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1994 Annual Report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for the periods ended June 30, 1995 are not necessarily indicative of operating results for the full year.

     Net Loss Per Share
     Net loss per share is based on the weighted average number of common shares outstanding during the period. For the six and three months ended June 30, 1995 and 1994, all of the common stock equivalents have an antidilutive effect on the loss per share and, therefore, have not been used in determining the total weighted average number of common shares outstanding.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     New Accounting Pronouncement
     Effective January 1, 1995, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." There was no cumulative effect of the adoption of SFAS No. 121.

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

3.   ACQUISITIONS AND OTHER SIGNIFICANT EVENTS

     QVC

     In February 1995, the Company and Tele-Communications, Inc. ("TCI") acquired all of the outstanding stock of QVC, Inc. ("QVC") not previously owned by the Company and TCI (approximately 65% of such shares on a fully diluted basis) for $46, in cash, per share. The total cost of acquiring the outstanding shares of QVC was approximately $1.4 billion. Following the acquisition, the Company and TCI own, through their respective

                      COMCAST CORPORATION AND SUBSIDIARIES
                                   FORM 10-Q
                          QUARTER ENDED JUNE 30, 1995
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                  (Unaudited)

     subsidiaries, 57.45% and 42.55%, respectively, of QVC. The Company has accounted for the QVC acquisition under the purchase method of accounting and QVC has been consolidated with the Company beginning in February 1995. The allocation of the purchase price to the assets and liabilities of QVC is preliminary pending receipt of a final appraisal.

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

     Sprint Telecommunications Venture

     On March 28, 1995, subsidiaries of the Company, TCI, Sprint Corporation ("Sprint") and Cox Communications, Inc. ("Cox") formed several partnerships to engage in the business of providing wireless and wireline telephony services. The principal partnership is known as the Sprint Telecommunications Venture ("STV"). The parties have agreed that STV and its affiliated partnerships will be the exclusive vehicles for their respective investments in certain specified telecommunications activities, subject to certain limited exceptions. STV and the parties will cross-promote telecommunications products and services using the "Sprint" brand name with cable services and products branded by Cox, TCI or the Company in their cable television systems. A partnership owned entirely by subsidiaries of the Company, known as Comcast Telephony Services, owns 15% of STV and, indirectly, each of STV's affiliated partnerships.

     STV will engage in the business of providing wireless communications services, primarily personal communication services ("PCS"), through a partnership known as WirelessCo. Through WirelessCo, the partners propose to create and operate a seamless, integrated, nationwide wireless communications network. During the term of a trademark license from an affiliate of Sprint, WirelessCo's services will be marketed under the "Sprint" brand name.

     WirelessCo was the successful bidder for 29 PCS licenses in the auction conducted by the Federal Communications Commission ("FCC") from December 1994 through mid-March 1995. The purchase price for the licenses was approximately $2.11 billion, all of which has been paid to the FCC. WirelessCo may also elect to bid in subsequent auctions for PCS licenses. In addition, WirelessCo has and expects to continue to invest in other entities that hold PCS licenses, may acquire PCS licenses from other license holders and may affiliate with other license holders.

     STV will also engage in the business of providing local wireline telephone service for both business and residential customers, primarily through the cable networks of cable television operators that affiliate with the partnership in exchange for agreed upon compensation. Cox, TCI and the Company have agreed to affiliate their cable systems with STV to the extent that their systems are located in markets designated in STV's business plan. The offering of local wireline telephone services by the partnership will require the removal of regulatory and legislative barriers to local telephone competition.

     The STV partners intend that the partnership will succeed to the business currently conducted by Cox, TCI and the Company, together with Continental Cablevision, Inc. ("Continental"), through Teleport Communications Group Inc. and TCG Partners (collectively, "TCG"). TCG is one of the largest competitive access providers in the United States. Pursuant to a contribution agreement entered into on March 28, 1995, Cox, TCI and the Company have agreed, subject to the satisfaction of certain conditions, to contribute to STV their respective

                      COMCAST CORPORATION AND SUBSIDIARIES
                                   FORM 10-Q
                          QUARTER ENDED JUNE 30, 1995
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                  (Unaudited)

     interests in TCG and in various local joint ventures among local cable operators and TCG. Such contributions will be subject to the receipt of necessary regulatory approvals and the satisfaction of other conditions. In addition, the cable partners intend to negotiate with Continental, which owns that portion of TCG that is not owned by Cox, TCI or the Company, regarding the acquisition of its interest by such cable partners.

     Subject to agreement upon an initial business plan, the partners have committed to contribute $4.4 billion in cash to STV during the next three years, of which the Company's share would be $660 million, subject to reduction resulting from the method of crediting in-kind contributions to STV by the partners. Of the $660 million funding requirement, the Company has made total cash capital contributions to WirelessCo of approximately $334.5 million through June 30, 1995. The partners' capital contributions to WirelessCo have been principally used to pay for the 29 PCS licenses acquired in the FCC auction and to acquire interests in another entity that holds a PCS license. Additional equity requirements of STV will be funded by the partners through capital contributions to STV in proportion to their ownership interests. The Company anticipates that STV's capital requirements over the next several years will be significant. These requirements are planned to be funded by external financing by STV in addition to capital contributions by the partners. Although it is anticipated that external financing will be available to STV on acceptable terms and conditions, no assurances can be given as to such availability.

     Cellular Rebuild

     The Company's cellular division has entered into an agreement to purchase approximately $172.0 million of switching and cell site equipment. This equipment will replace existing switching and cell site equipment. The Company expects the rebuild to be completed in the third quarter of 1995. In accordance with the provisions of SFAS No. 121, during the first quarter of 1995, the Company charged to its results of operations approximately $110.0 million which represents the difference between the net book value of the equipment to be replaced and the residual value expected to be realized upon its disposal. This charge has been reflected in the Company's condensed consolidated statement of operations and accumulated deficit as a component of depreciation and amortization expense.

     Ocean County

     In May 1995, the Company completed the initial phase of its exchange agreement with McCaw Cellular Communications, Inc. whereby the Company acquired a 75% interest in the entity that holds the Ocean County, NJ Rural Statistical Area ("RSA") cellular license (the "Ocean County Licensee") in exchange for the Company's Hunterdon County, NJ RSA cellular license and $37.8 million in cash. The Company expects to acquire the remaining 25% interest in the Ocean County Licensee before the end of 1995.

     Nextel

     In April 1995, the Company exercised certain preemptive rights under previously existing agreements with Nextel Communications, Inc. ("Nextel") whereby the Company has elected to purchase approximately 9 million newly issued Nextel shares at $12.25 per share for a total cost of approximately $110 million (the "Nextel Share Purchase Commitment"). The purchase is contingent on the closing of an acquisition transaction by Nextel which is expected to occur no earlier than the fourth quarter of 1995.

     In July 1995, the Company sold 11.3 million shares of Nextel common stock for $212.6 million. These shares, which were classified as long-term investments available for sale, had an historical cost basis of approximately $176.1 million. This investment has been included in short-term investments as of June 30, 1995 at its estimated fair value of $159.1 million based on the July 1995 sale. As a result of this transaction, the Company will recognize a pre-tax gain of approximately $36.5

                      COMCAST CORPORATION AND SUBSIDIARIES
                                   FORM 10-Q
                          QUARTER ENDED JUNE 30, 1995
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                  (Unaudited)

     million in the third quarter of 1995. The Company continues to hold options to acquire approximately 25.2 million shares of Nextel common stock in addition to the Nextel Share Purchase Commitment.

     Pro Forma Results

     The following pro forma information for the six and three months ended June 30, 1995 and 1994 has been presented as if the acquisition of QVC occurred at the beginning of each period and the acquisition of Maclean Hunter occurred on January 1, 1994. This unaudited pro forma information is based on historical results of operations, adjusted for acquisition costs, and is not necessarily indicative of what the results would have been had the Company operated the acquired entities since such dates.

                                                   (Dollars in thousands, except per share data)
                                                  Six Months Ended            Three Months Ended
                                                       June 30,                     June 30,
                                               1995(1)        1994(1)         1995           1994(1)
          Revenue                           $ 1,617,552    $ 1,406,656    $   823,572    $   704,327

          Loss before extraordinary items       (34,715)       (74,942)       (29,294)       (42,428)

          Net loss                              (34,715)       (86,645)       (29,294)       (42,551)

          Net loss per share                      (0.14)         (0.37)         (0.12)         (0.18)

     (1) Effective April 1, 1995, QVC commenced consolidating its United Kingdom ("UK") operations. Pro forma revenues presented above do not reflect revenues relating to QVC's UK operations for periods prior to April 1, 1995.

4.   INVESTMENTS

     The Company holds unrestricted equity investments in certain publicly traded companies with an historical cost of $186.8 million and $186.6 million as of June 30, 1995 and December 31, 1994, respectively. The Company has recorded these investments (including the Company's investment in Nextel common stock (see Note 3) with an estimated fair value of $159.1 million as of June 30, 1995), which are classified as available for sale, at their estimated fair values of $196.5 million as of June 30, 1995 and $192.6 million as of December 31, 1994. The unrealized pre-tax gains of $9.7 million and $6.0 million, respectively, have been reported in the
     Company's condensed consolidated balance sheet as decreases in stockholders' deficiency, net of related deferred income taxes.

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

     As a result of the QVC acquisition, the Company commenced consolidating the financial results of QVC, effective February 1, 1995, on a current basis. In the first quarter of 1995, the Company recorded its proportionate interest in QVC's net income for the period from November 1, 1994 through January 31, 1995. Such results were not previously recorded by the Company since QVC was accounted for under the equity method of accounting and its proportionate interest in QVC's results of operations were recorded two months in arrears. The effect of this one-time adjustment was not significant to the Company's results of operations.

                      COMCAST CORPORATION AND SUBSIDIARIES
                                   FORM 10-Q
                          QUARTER ENDED JUNE 30, 1995
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                  (Unaudited)

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

     Summarized financial information for investments accounted for under the equity method of accounting is as follows (dollars in thousands):

                                                      Three Months      Six Months                      Three Months
                                                          Ended            Ended                            Ended
                                                    January 31, 1995   June 30, 1995                    June 30, 1995

                                                           QVC             Other        Combined (1)    Combined (1)
        Combined Results of Operations
           Revenue...................................   $425,921         $289,653         $715,574        $149,267
           Depreciation and amortization.............     12,992           70,065           83,057          36,272
           Operating income (loss)...................     58,247          (99,549)         (41,302)        (50,594)
                Net income (loss) as reported
                  by affiliates......................    $28,333        ($145,874)       ($117,541)       ($78,683)
        Company's Equity in Net Income (Loss)
           Equity in current period net income
             (loss)..................................     $4,286         ($39,970)        ($35,684)       ($19,992)
           Amortization income (expense).............      1,194           (3,416)          (2,222)         (1,497)
                                                        --------         --------         --------        --------
           Total equity in net income (loss).........     $5,480         ($43,386)        ($37,906)       ($21,489)
                                                          ======         ========         ========        ========

                                                                       June 30, 1995
                                                                       Combined (1)
        Combined Financial Position
           Current assets........................................        $342,481
           Noncurrent assets.....................................       4,197,342
           Current liabilities...................................         270,987
           Noncurrent liabilities................................       1,487,906

        (1) Excludes the results of operations (subsequent to January 31, 1995) and financial position of QVC which was consolidated with the Company beginning in February 1995.

                      COMCAST CORPORATION AND SUBSIDIARIES
                                   FORM 10-Q
                          QUARTER ENDED JUNE 30, 1995
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                  (Unaudited)

                                                       Six Months       Six Months
                                                          Ended            Ended
                                                     April 30, 1994    June 30, 1994
                                                           QVC             Other          Combined
        Combined Results of Operations
           Revenue...................................   $668,930         $158,989         $827,919
           Depreciation and amortization.............     21,261           51,874           73,135
           Operating income (loss)...................     86,020          (55,526)          30,494
                Net income (loss) as reported
                  by affiliates......................    $14,909         ($74,623)        ($59,714)
        Company's Equity in Net Income (Loss)
           Equity in current period net income (loss)     $2,283         ($20,506)        ($18,223)
           Amortization income (expense).............      2,486           (2,778)            (292)
                                                        --------         --------         --------
           Total equity in net income (loss).........     $4,769         ($23,284)        ($18,515)
                                                          ======         ========         ========

                                                      Three Months     Three Months
                                                          Ended            Ended
                                                     April 30, 1994    June 30, 1994
                                                           QVC             Other          Combined
        Combined Results of Operations
           Revenue...................................   $296,441          $82,095         $378,536
           Depreciation and amortization.............     10,447           26,822           37,269
           Operating income (loss)...................     32,854          (30,738)           2,116
                Net income (loss) as reported
                  by affiliates......................    $12,063         ($41,099)        ($29,036)
        Company's Equity in Net Income (Loss)
           Equity in current period net income (loss)     $1,862         ($10,552)         ($8,690)
           Amortization income (expense).............      1,195           (1,374)            (179)
                                                        --------         --------         --------
           Total equity in net income (loss).........     $3,057         ($11,926)         ($8,869)
                                                          ======         ========          =======


5.   LONG-TERM DEBT

     On May 16, 1995, the Company issued $250.0 million principal amount of its 9-3/8% senior subordinated debentures due 2005.

     The Company paid premiums and expensed unamortized debt acquisition costs totalling $18.0 million during the six months ended June 30, 1994, primarily as a result of the redemption of its $150.0 million, 11-7/8% senior subordinated debentures due 2004, resulting in the Company recording an extraordinary loss, net of tax, of $11.7 million or $.05 per share.

     The Company has entered into interest rate protection products to limit the Company's exposure to loss from adverse fluctuations in interest rates. As of June 30, 1995, $815.0 million of the Company's variable rate debt was protected by these products. Such agreements mature on various dates through 1997 and the related differentials to be paid or received are recognized over the terms of the related agreements.

6.   STATEMENT OF CASH FLOWS - SUPPLEMENTAL INFORMATION

     The Company made interest payments of approximately $210.1 million, $136.7 million, $115.3 million and $66.7 million during the six and three months ended June 30, 1995 and 1994, respectively.

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

     The Company currently is seeking to justify rates for regulated services in certain of its cable systems in the States of New Jersey and Connecticut on the basis of cost-of-service showings. A tentative settlement, subject to regulatory approval, has been reached with the State of New Jersey with respect to rates for basic cable services and equipment. The State of Connecticut has ordered the Company to reduce rates for basic cable services and equipment and to make refunds to subscribers. The Connecticut decision has been appealed to the FCC. The Company and the FCC have reached agreement, subject to regulatory approval, of outstanding cost-of-service rate complaints for cable programming services for systems in the States of New Jersey and Connecticut. The proposed settlement will also resolve outstanding complaints with regard to "benchmark" rate regulation in other systems. Absent legislative, administrative or judicial relief, such as that discussed above, the FCC regulations will continue to adversely affect the Company's results of operations.

                      COMCAST CORPORATION AND SUBSIDIARIES
                                   FORM 10-Q
                          QUARTER ENDED JUNE 30, 1995
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONCLUDED
                                  (Unaudited)

8.   FINANCIAL DATA BY BUSINESS SEGMENT
     (Dollars in thousands)

                                                   Domestic
                                                     Cable       Electronic      Cellular         Corporate
                                                Communications    Retailing   Communications     and Other (1)    Total
Six Months Ended June 30, 1995
Revenue.....................................        $709,580       $584,426       $176,413         $16,759     $1,487,178
Depreciation and amortization...............         183,666         37,006        155,224          11,147        387,043
Operating income (loss).....................         164,034         58,365        (84,443)        (44,569)        93,387
Interest expense............................         123,904         34,816         35,577          56,254        250,551
Capital expenditures and acquisitions.......         112,687      1,317,594        226,269          51,483      1,708,033
Equity in net (losses) income of
    affiliates..............................          (6,921)           608           (535)        (31,058)       (37,906)

Three Months Ended June 30, 1995
Revenue.....................................        $362,458       $357,407        $94,260          $9,447       $823,572
Depreciation and amortization...............          94,168         22,734         20,742           5,922        143,566
Operating income (loss).....................          88,398         33,965         18,853         (23,958)       117,258
Interest expense............................          62,321         22,171         18,107          30,365        132,964
Capital expenditures and acquisitions.......          68,825          7,237        176,016          35,570        287,648
Equity in net losses of affiliates..........          (3,952)          (450)          (271)        (16,816)       (21,489)

As of June 30, 1995
Assets......................................      $4,533,525     $1,855,170     $1,223,879      $1,394,466     $9,007,040
Long-term debt, less current portion........       2,795,695      1,019,674        763,924       1,820,226      6,399,519

Six Months Ended June 30, 1994
Revenue.....................................        $526,622   $                  $130,986         $11,735       $669,343
Depreciation and amortization...............         110,141                        43,634           6,719        160,494
Operating income (loss).....................         146,838                        13,893         (31,152)       129,579
Interest expense............................          72,763                        27,393          52,596        152,752
Capital expenditures and acquisitions.......          81,038                        24,228           8,221        113,487
Equity in net (losses) income of
    affiliates..............................          (4,487)         4,769                        (18,797)       (18,515)

Three Months Ended June 30, 1994
Revenue.. .................................         $265,740   $                   $70,108          $4,792       $340,640
Depreciation and amortization .............           57,750                        22,027           3,472         83,249
Operating income (loss) ...................           72,317                        10,034         (17,047)        65,304
Interest expense ..........................           36,043                        13,537          23,785         73,365
Capital expenditures and acquisitions .....           46,387                        19,125           5,576         71,088
Equity in net (losses) income of
     affiliates ...........................           (2,150)         3,057                         (9,776)        (8,869)
---------------

(1) Corporate and other includes certain operating businesses and elimination entries related to the segments presented.


                      COMCAST CORPORATION AND SUBSIDIARIES
                                   FORM 10-Q
                          QUARTER ENDED JUNE 30, 1995


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

General Developments of Business

QVC

In February 1995, the Company and Tele-Communications, Inc. ("TCI") acquired all of the outstanding stock of QVC, Inc. ("QVC") not previously owned by the Company and TCI (approximately 65% of such shares on a fully diluted basis) for $46, in cash, per share. The total cost of acquiring the outstanding shares of QVC was approximately $1.4 billion. Following the acquisition, the Company and TCI own, through their respective subsidiaries, 57.45% and 42.55%, respectively, of QVC. The Company has accounted for the QVC acquisition under the purchase method of accounting and QVC has been consolidated with the Company beginning in February 1995. The allocation of the purchase price to the assets and liabilities of QVC is preliminary pending receipt of a final appraisal.

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

Maclean Hunter

On December 22, 1994, the Company, through Comcast MHCP Holdings, L.L.C. (the "LLC"), acquired the U.S. cable television and alternate access operations of Maclean Hunter Limited ("Maclean Hunter") from Rogers Communications Inc.
("RCI")  and  all of the  outstanding  shares  of  Barden  Communications,  Inc.
(collectively such acquisitions are referred to as the "Maclean Hunter Acquisition") for approximately $1.2 billion (subject to certain adjustments) in cash. The Company and the California Public Employees' Retirement System ("CalPERS") invested approximately $305.0 million and $250.0 million, respectively, in the LLC, which is owned 55% by a wholly owned subsidiary of the Company and 45% by CalPERS, and is managed by the Company. The Maclean Hunter Acquisition, including certain transaction costs, was financed with cash contributions from the LLC of $555.0 million and borrowings of $715.0 million under an $850.0 million Maclean Hunter credit facility. At any time after December 18, 2001, CalPERS may elect to liquidate its interest in the LLC at a price based upon the fair value of CalPERS' interest in the LLC, adjusted, under certain circumstances, for certain performance criteria relating to the fair value of the LLC or to the Company's common stock. Except in certain limited circumstances, the Company, at its option, may satisfy this liquidity arrangement by purchasing CalPERS' interest for cash, through the issuance of the Company's common stock (subject to certain limitations) or by selling the LLC. The Maclean Hunter Acquisition was accounted for under the purchase method of accounting and Maclean Hunter is consolidated with the Company as of December 31, 1994.

                      COMCAST CORPORATION AND SUBSIDIARIES
                                   FORM 10-Q
                          QUARTER ENDED JUNE 30, 1995

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

Sprint Telecommunications Venture

On March 28, 1995, subsidiaries of the Company, TCI, Sprint Corporation ("Sprint") and Cox Communications, Inc. ("Cox") formed several partnerships to engage in the business of providing wireless and wireline telephony services. The principal partnership is known as the Sprint Telecommunications Venture ("STV"). The parties have agreed that STV and its affiliated partnerships will be the exclusive vehicles for their respective investments in certain specified telecommunications activities, subject to certain limited exceptions. STV and the parties will cross-promote telecommunications products and services using the "Sprint" brand name with cable services and products branded by Cox, TCI or the Company in their cable television systems. A partnership owned entirely by subsidiaries of the Company, known as Comcast Telephony Services, owns 15% of STV and, indirectly, each of STV's affiliated partnerships.

STV will engage in the business of providing wireless communications services, primarily personal communication services ("PCS"), through a partnership known as WirelessCo. Through WirelessCo, the partners propose to create and operate a seamless, integrated, nationwide wireless communications network. During the term of a trademark license from an affiliate of Sprint, WirelessCo's services will be marketed under the "Sprint" brand name.

WirelessCo was the successful bidder for 29 PCS licenses in the auction conducted by the Federal Communications Commission ("FCC") from December 1994 through mid-March 1995. The purchase price for the licenses was approximately $2.11 billion, all of which has been paid to the FCC. WirelessCo may also elect to bid in subsequent auctions for PCS licenses. In addition, WirelessCo has and expects to continue to invest in other entities that hold PCS licenses, may acquire PCS licenses from other license holders and may affiliate with other license holders.

STV will also engage in the business of providing local wireline telephone service for both business and residential customers, primarily through the cable networks of cable television operators that affiliate with the partnership in exchange for agreed upon compensation. Cox, TCI and the Company have agreed to affiliate their cable systems with STV to the extent that their systems are located in markets designated in STV's business plan. The offering of local wireline telephone services by the partnership will require the removal of regulatory and legislative barriers to local telephone competition.

The STV partners intend that the partnership will succeed to the business currently conducted by Cox, TCI and the Company, together with Continental Cablevision, Inc. ("Continental"), through Teleport Communications Group Inc. and TCG Partners (collectively, "TCG"). TCG is one of the largest competitive access providers in the United States. Pursuant to a contribution agreement entered into on March 28, 1995, Cox, TCI and the Company have agreed, subject to the satisfaction of certain conditions, to contribute to STV their respective interests in TCG and in various local joint ventures among local cable operators and TCG. Such contributions will be subject to the receipt of necessary regulatory approvals and the satisfaction of other conditions. In addition, the cable partners intend to negotiate with Continental, which owns that portion of TCG that is not owned by Cox, TCI or the Company, regarding the acquisition of its interest by such cable partners.

                              --------------------

                      COMCAST CORPORATION AND SUBSIDIARIES
                                   FORM 10-Q
                          QUARTER ENDED JUNE 30, 1995

Liquidity and Capital Resources

Cash and cash equivalents and short-term investments as of June 30, 1995 and December 31, 1994 were $688.8 million and $465.5 million, respectively. A portion of these cash and cash equivalents is held by subsidiaries of the Company and is restricted to the use by these subsidiaries under contractual or other arrangements.

The Company's cash and cash equivalents and short-term investments are recorded at cost which approximates their fair value. At June 30, 1995, the Company's short-term investments of $81.8 million, excluding the Nextel common stock sold in July 1995 (see below), had a weighted average maturity of approximately 13 months. However, due to their high degree of liquidity and the intent of management to use these investments as needed to fund its commitments, the Company considers these as current assets.

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

In April 1995, the Company exercised certain preemptive rights under previously existing agreements with Nextel Communications, Inc. ("Nextel") whereby the Company has elected to purchase approximately 9 million newly issued Nextel shares at $12.25 per share for a total cost of approximately $110 million (the "Nextel Share Purchase Commitment"). The purchase is contingent on the closing of an acquisition transaction by Nextel which is expected to occur no earlier than the fourth quarter of 1995.

In July 1995, the Company sold 11.3 million shares of Nextel common stock for $212.6 million. These shares, which were classified as long-term investments available for sale, had an historical cost basis of approximately $176.1 million. This investment has been included in short-term investments as of June 30, 1995 at its estimated fair value of $159.1 million based on the July 1995 sale. As a result of this transaction, the Company will recognize a pre-tax gain of approximately $36.5 million in the third quarter of 1995. The Company continues to hold options to acquire approximately 25.2 million shares of Nextel common stock in addition to the Nextel Share Purchase Commitment.

In May 1995, the Company completed the initial phase of its exchange agreement with McCaw Cellular Communications, Inc. whereby the Company acquired a 75% interest in the entity that holds the Ocean County, NJ Rural Statistical Area ("RSA") cellular license (the "Ocean County Licensee") in exchange for the Company's Hunterdon County, NJ RSA cellular license and $37.8 million in cash. The Company expects to acquire the remaining 25% interest in the Ocean County Licensee before the end of 1995.

Subject to agreement upon an initial business plan, the partners have committed to contribute $4.4 billion in cash to STV during the next three years, of which the Company's share would be $660 million, subject to reduction resulting from the method of crediting in-kind contributions to STV by the partners. Of the $660 million funding requirement, the Company has made total cash capital contributions to WirelessCo of approximately $334.5 million through June 30,
1995. The partners' capital contributions to WirelessCo have been used principally to pay for the 29 PCS licenses acquired in the FCC auction and to acquire interests in another entity that holds a PCS license. Additional equity requirements of STV will be funded by the partners through capital contributions to STV in proportion to their ownership interests. The Company anticipates that STV's capital requirements over the next several years will be significant. These requirements are planned to be funded by external financing by STV in addition to capital contributions by the partners. Although it is anticipated that external financing will be available to STV on acceptable terms and conditions, no assurances can be given as to such availability.

                      COMCAST CORPORATION AND SUBSIDIARIES
                                   FORM 10-Q
                          QUARTER ENDED JUNE 30, 1995

On May 16, 1995, the Company issued $250.0 million principal amount of its 9-3/8% senior subordinated debentures due 2005.

As of June 30, 1995, the Company and certain of its subsidiaries had unused lines of credit totalling $647.1 million. Substantially all of these lines of credit are restricted to use by the respective subsidiary.

The Company expects to continue to recognize significant losses and to continue to pay dividends; therefore, it anticipates that it will continue to have a deficiency in stockholders' equity that will increase for the foreseeable future. The telecommunications industry, including cable and cellular communications, and the electronic retailing industry are experiencing increasing competition and rapid technological changes. The Company's future results of operations will be affected by its ability to react to changes in the competitive environment and by its ability to implement new technologies. However, management believes that competition, technological changes and its deficiency in stockholders' equity will not significantly affect its ability to obtain financing.

The Company believes that it will be able to meet its current and long-term liquidity and capital requirements, including its fixed charges, through its cash flows from operating activities, existing cash and cash equivalents, short-term investments, sales of assets, lines of credit and other external financing.

Statement of Cash Flows

Net cash provided by operating activities amounted to $206.8 million and $147.6 million for the six months ended June 30, 1995 and 1994, respectively. The increase of $59.2 million is principally due to the effects of the acquisitions of QVC and Maclean Hunter, offset by changes in working capital as a result of the timing of receipts and disbursements.

Net cash provided by (used in) financing activities, which includes the issuances of securities as well as borrowings, was $1.823 billion and ($378.0) million during the six months ended June 30, 1995 and 1994, respectively. For the six months ended June 30, 1995, the Company borrowed $2.019 billion consisting of $1.1 billion in connection with the acquisition of QVC, the funding of STV of $300.9 million and the Company's $250.0 million principal amount of its 9-3/8% senior subordinated debentures due 2005, issued in May 1995. In addition, the Company redeemed and retired $194.4 million of its long-term debt. During the six months ended June 30, 1994, the Company repurchased or redeemed and retired $368.5 million of its long-term debt, including the Company's $150.0 million, 11-7/8% senior subordinated debentures due 2004.

Net cash used in (provided by) investing activities was $1.917 billion and ($170.5) million for the six months ended June 30, 1995 and 1994, respectively. During the six months ended June 30, 1995, net cash used in investing activities includes acquisitions, including the acquisition of QVC, net of cash acquired, of $1.369 billion, additional cash investments in affiliates of $431.5 million, including capital contributions to STV of $315.9 million, and additions to property and equipment of $339.0 million. Such amounts were offset by proceeds from sales of short-term and long-term investments of $236.4 million. Net proceeds of $306.4 million from the sale of short-term investments for the six months ended June 30, 1994 were used principally to redeem and retire long-term debt. In addition, during the six months ended June 30, 1994, the Company made capital expenditures of $92.7 million and made additional cash investments in affiliates of $38.2 million.

Results of Operations

The effects of the QVC and Maclean Hunter acquisitions have been to increase significantly the Company's revenues and expenses resulting in substantial increases in its operating income before depreciation and amortization, depreciation and amortization expense and net interest expense. However, it is expected that because of the increases in depreciation and amortization and interest expense associated with these acquisitions and their financing, the Company will continue to recognize substantial losses for the foreseeable future.

                      COMCAST CORPORATION AND SUBSIDIARIES
                                   FORM 10-Q
                          QUARTER ENDED JUNE 30, 1995

For the six and three months ended June 30, 1995 and 1994, the Company recognized operating income before depreciation and amortization (commonly referred to in the Company's businesses as "operating cash flow") of $480.4 million, $290.1 million, $260.8 million and $148.6 million, respectively. The increases of $190.3 million or 66% and $112.2 million or 76% from 1994 to the same periods in 1995 are a result of the items discussed below. Operating cash flow is a measure of a company's ability to generate cash to service its obligations, including debt service obligations, and to finance capital and other expenditures. In part due to the capital intensive nature of the Company's businesses and the resulting significant level of non-cash depreciation and amortization expense, operating cash flow is frequently used as one of the bases for comparing the Company's businesses. Operating cash flow does not purport to represent net income or net cash provided by operating activities, as those terms are defined under generally accepted accounting principles, and should not be considered as an alternative to such measurements as an indicator of the Company's performance. See "Statement of Cash Flows" above for a discussion of net cash provided by operating activities.

The Company recognized revenue of $1.487 billion, $669.3 million, $823.6 million and $340.6 million for the six and three months ended June 30, 1995 and 1994, respectively, representing increases of $817.7 million or 122% and $483.0 million or 142% from 1994 to the same periods in 1995. For the six and three months ended June 30, 1995, approximately 48% and 44%, respectively, of such revenue represents service income related to the Company's cable division, approximately 39% and 43%, respectively, represents net sales from electronic retailing as a result of the consolidation of QVC and approximately 12% and 11%, respectively, represents service income related to the Company's cellular division. For the six and three months ended June 30, 1994, approximately 79% and 78%, respectively, of such revenue represents service income related to the Company's cable division and approximately 20% and 21%, respectively, represents service income related to the Company's cellular division.

Cost of goods sold from electronic retailing was $350.2 million and $212.2 million for the five and three months ended June 30, 1995, respectively, representing approximately 60% and 59% of net sales from electronic retailing for those periods.

Operating, selling, general and administrative expenses were $656.5 million, $379.3 million, $350.6 million and $192.1 million for the six and three months ended June 30, 1995 and 1994, respectively, representing increases of $277.2 million or 73% and $158.5 million or 83% from 1994 to the same periods in 1995. For the six and three months ended June 30, 1995, approximately 55% and 51%, respectively, of such expenses relate to the Company's cable division, approximately 21% and 25%, respectively, relate to the consolidation of QVC and approximately 16% for each period relates to the Company's cellular division. For the six and three months ended June 30, 1994, approximately 71% for each period of such expenses related to the Company's cable division and approximately 19% and 20%, respectively, related to the Company's cellular division.

Depreciation and amortization was $387.0 million, $160.5 million, $143.6 million and $83.2 million for the six and three months ended June 30, 1995 and 1994, respectively, representing increases of $226.5 million or 141% and $60.4 million or 73% from 1994 to the same periods in 1995. The increases are due to the effects of the rebuild of certain of the Company's cellular equipment, as described below, as well as depreciation and amortization resulting from the acquisitions of QVC and Maclean Hunter.

Interest expense was $250.6 million, $152.8 million, $133.0 million and $73.4 million for the six and three months ended June 30, 1995 and 1994, respectively, representing increases of $97.8 million or 64% and $59.6 million or 81% from 1994 to the same periods in 1995. The increases are primarily due to increased levels of debt associated with the acquisitions of QVC and Maclean Hunter.

The Company has entered into interest rate protection products to limit the Company's exposure to loss from adverse fluctuations in interest rates. As of June 30, 1995, $815.0 million of the Company's variable rate debt was protected

                      COMCAST CORPORATION AND SUBSIDIARIES
                                   FORM 10-Q
                          QUARTER ENDED JUNE 30, 1995

by these products. Such agreements mature on various dates through 1997 and the related differentials to be paid or received are recognized over the terms of the agreements.

For the six and three months ended June 30, 1995 and 1994, the Company's earnings before extraordinary items, income tax expense, equity in net losses of affiliates and fixed charges (interest expense) were $272.6 million, $143.1 million, $135.3 million and $70.5 million, respectively. Excluding the pre-tax gain of $141 million recognized in the first quarter of 1995 in connection with the Heritage Transaction, these earnings were not adequate to cover the Company's fixed charges of $250.6 million, $152.8 million, $133.0 million and $73.4 million for these periods, respectively. Fixed charges include non-cash interest of $27.4 million, $26.3 million, $13.9 million and $12.7 million for the six and three months ended June 30, 1995 and 1994, respectively. The inadequacy of these earnings to cover fixed charges is primarily due to the substantial non-cash charges for depreciation and amortization expense of $387.0 million, $160.5 million, $143.6 million and $83.2 million for the six and three months ended June 30, 1995 and 1994, respectively, which includes a first quarter 1995 pre-tax charge associated with the rebuild of certain of the Company's cellular equipment.

The Company believes that its losses and inadequacy of earnings to cover fixed charges will not significantly affect the performance of its normal business activities because of its existing cash and cash equivalents and short-term investments, its ability to generate operating income before depreciation and amortization and its ability to obtain external financing.

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

Minority interest and other income was $13.8 million, $3.4 million, $5.4 million and $375,000 for the six and three months ended June 30, 1995 and 1994, respectively, representing increases of $10.4 million and $5.0 million from 1994 to the same periods in 1995. These increases are primarily attributable to minority interests in the net income or loss of QVC, Maclean Hunter and the Company's United Kingdom operations.

The Company recognized income tax expense of $14.0 million, $365,000, $10.1 million and $1.0 million for the six and three months ended June 30, 1995 and 1994, respectively. The increases from 1994 to the same periods in 1995 are primarily attributable to the acquisition of QVC.

The Company paid premiums and expensed unamortized debt acquisition costs totalling $18.0 million during the six months ended June 30, 1994, primarily as a result of the redemption of its $150.0 million, 11-7/8% senior subordinated debentures due 2004, resulting in the Company recording an extraordinary loss, net of tax, of $11.7 million or $.05 per share.

The Company believes that its operations are not materially affected by inflation.

Cable Communications

The Company's cable division recognized service income of $709.6 million, $526.6 million, $362.5 million and $265.7 million for the six and three months ended June 30, 1995 and 1994, respectively, representing increases of $183.0 million or 35% and $96.8 million or 36% from 1994 to the same periods in 1995. The Maclean Hunter acquisition accounted for $132.0 million and $67.5 million of these increases. The remaining increases of $51.0 million and $29.3 million are attributable to subscriber growth of $34.4 million and $17.7 million, respectively, new product

                      COMCAST CORPORATION AND SUBSIDIARIES
                                   FORM 10-Q
                          QUARTER ENDED JUNE 30, 1995

offerings of $7.1 million and $4.8 million, respectively, and $9.5 million and $6.8 million relating to changes in rates which include the change in the estimated effects of cable rate regulation, respectively.

Operating, selling, general and administrative expenses for the Company's cable division were $361.9 million, $269.6 million, $179.9 million and $135.7 million for the six and three months ended June 30, 1995 and 1994, respectively, representing increases of $92.3 million or 34% and $44.2 million or 33% from 1994 to the same periods in 1995. The Maclean Hunter acquisition accounted for $71.2 million and $35.1 million of these increases. The remaining increases of $21.1 million and $9.1 million are attributable to increases in the costs of labor, billing and cable programming as a result of subscriber growth and rate increases. It is anticipated that the Company's cost of cable programming will increase in the future as cable programming rates increase and additional sources of cable programming become available.

Electronic Retailing

As a result of the QVC acquisition, the Company commenced consolidating the financial results of QVC, effective February 1, 1995, on a current basis. Comparative pro forma financial information for the six and three months ended June 30, 1995 and 1994 is presented herein for purposes of analysis and may not reflect what actual results of operations would have been had the Company owned QVC since January 1, 1994.

QVC recognized net sales from electronic retailing of $715.9 million, $609.3 million, $357.4 million and $297.4 million for the six and three months ended June 30, 1995 and 1994, respectively, representing increases of $106.6 million or 17% and $60.0 million or 20% from 1994 to the same periods in 1995. Excluding an increase of $11.8 million for both the six and three months ended June 30, 1995, which relates to the consolidation of QVC's UK operations effective April 1, 1995, the increases in net sales from electronic retailing in the six and three months ended June 30, 1995 include the effects of a 6% increase, for both periods, in net sales per full time equivalent home in the U.S. and the effects of 9% and 10% increases, respectively, in the average number of QVC homes receiving QVC services.

Full-time equivalent homes equal the total number of cable homes receiving the QVC service 24 hours per day plus one-third of the part-time cable homes plus one-half of the satellite dish homes. This calculation reflects the Company's estimate of the relative value to the Company of part-time homes and satellite dish homes compared to full-time homes.

QVC recognized operating, selling, general and administrative expenses of $168.8 million, $146.1 million, $88.5 million and $73.2 million for the six and three months ended June 30, 1995 and 1994, respectively, representing increases of $22.7 million or 16% and $15.3 million or 21% from 1994 to the same periods in 1995. Excluding an increase of $7.7 million for both the six and three months ended June 30, 1995 relating to the consolidation of QVC's UK operations effective April 1, 1995, these increases are principally attributable to higher advertising costs and additional costs associated with secondary channel services.

QVC recognized cost of goods sold from electronic retailing of $428.3 million, $368.9 million, $212.2 million and $178.6 million for the six and three months ended June 30, 1995 and 1994, respectively. Such costs have remained consistent as a percentage of sales, representing 60% and 59%, respectively, of net sales from electronic retailing for the six and three months ended June 30, 1995 and 61% and 60%, respectively, of net sales from electronic retailing for the six and three months ended June 30, 1994.

Cellular Communications

The Company's cellular division recognized service income of $176.4 million, $131.0 million, $94.3 million and $70.1 million for the six and three months ended June 30, 1995 and 1994, respectively, representing increases of $45.4

                      COMCAST CORPORATION AND SUBSIDIARIES
                                   FORM 10-Q
                          QUARTER ENDED JUNE 30, 1995

million or 35% and $24.2 million or 35% from 1994 to the same periods in 1995. The increases are attributable to subscriber growth, partially offset by the effects of decreases in the average minutes-of-use per cellular subscriber from 1994 to the same periods in 1995. The Company expects the trend in average minutes-of-use per cellular subscriber to continue in the future.

Operating, selling, general and administrative expenses for the Company's cellular division were $105.6 million, $73.5 million, $54.7 million and $38.0 million for the six and three months ended June 30, 1995 and 1994, respectively, representing increases of $32.1 million or 44% and $16.7 million or 44% from 1994 to the same periods in 1995. These increases are primarily due to increases in commissions and marketing expense as a result of subscriber growth.

The  Company's  cellular  division  has entered  into an  agreement  to purchase approximately $172.0 million of switching and cell site equipment. This equipment will replace existing switching and cell site equipment. The Company expects the rebuild to be completed in the third quarter of 1995. In accordance with the provisions of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," during the first quarter of 1995, the Company charged to its results of operations approximately $110.0 million which represents the difference between the net book value of the equipment to be replaced and the residual value expected to be realized upon its disposal. This charge has been reflected in the Company's condensed consolidated statement of operations and accumulated deficit as a component of depreciation and amortization expense.

Cable Rate Regulation Developments

The Company currently is seeking to justify rates for regulated services in certain of its cable systems in the States of New Jersey and Connecticut on the basis of cost-of-service showings. A tentative settlement, subject to regulatory approval, has been reached with the State of New Jersey with respect to rates for basic cable services and equipment. The State of Connecticut has ordered the Company to reduce rates for basic cable services and equipment and to make refunds to subscribers. The Connecticut decision has been appealed to the FCC. The Company and the FCC have reached agreement, subject to regulatory approval, of outstanding cost-of-service rate complaints for cable programming services for systems in the States of New Jersey and Connecticut. The proposed settlement will also resolve outstanding complaints with regard to "benchmark" rate regulation in other systems. Absent legislative, administrative or judicial relief, such as that discussed above, the FCC regulations will continue to adversely affect the Company's results of operations.

                      COMCAST CORPORATION AND SUBSIDIARIES
                                   FORM 10-Q
                          QUARTER ENDED JUNE 30, 1995

PART II. OTHER INFORMATION

     ITEM 1. Legal Proceedings

     1. In June 1995, a three-judge panel of the United States Court of Appeals for the District of Columbia Circuit generally upheld the rate regulations adopted by the FCC pursuant to the Cable Television Consumer Protection and Competition Act of 1992. In July 1995, the Company and other cable television operators and trade associations petitioned for a rehearing of this decision by the entire court. The court has not yet ruled on that petition.

     2. In March 1995, the Company entered into agreements to settle various disputes pending in the courts and at the FCC regarding the ownership, operation and transfer of the license for the cellular telephone system in the Atlantic City, New Jersey MSA. As part of that settlement, the Company, in June 1995, purchased an 80% interest in the cellular telephone system in the Vineland, New Jersey RSA and an additional 9.3% interest in the Atlantic City MSA. The remaining portion of the settlement, which involves the transfer to the Company of control of the Atlantic City cellular telephone system, is subject to a favorable determination at the FCC of proceedings concerning the status of the current Atlantic City cellular licensee, approval by the FCC of the transfer to the Company of the cellular license, other regulatory approvals and consents of third parties.

     ITEM 4. Submission of Matters to a Vote of Security Holders

     At the Annual Meeting on June 21, 1995, the shareholders approved the following proposals:

     To elect ten directors to serve for the ensuing year and until their respective successors shall have been duly elected and qualified.

          Director                       Class of Stock                For                    Withheld
     Ralph J. Roberts                     Class A                      34,065,822               130,450
                                          Class B                     131,793,750

     Julian A. Brodsky                    Class A                      34,079,326               116,946
                                          Class B                     131,793,750

     Brian L. Roberts                     Class A                      34,076,113               120,159
                                          Class B                     131,793,750

     Daniel Aaron                         Class A                      34,075,719               120,553
                                          Class B                     131,793,750

     Gustave G. Amsterdam                 Class A                      34,123,261                73,011
                                          Class B                     131,793,750

     Sheldon M. Bonovitz                  Class A                      33,368,339               827,933
                                          Class B                     131,793,750

     Joseph L. Castle II                  Class A                      34,128,088                68,184
                                          Class B                     131,793,750

     Bernard C. Watson                    Class A                      34,128,288                67,984
                                          Class B                     131,793,750

     Irving A. Wechsler                   Class A                      34,125,227                71,045
                                          Class B                     131,793,750

     Anne Wexler                          Class A                      34,072,010               124,262
                                          Class B                     131,793,750

                      COMCAST CORPORATION AND SUBSIDIARIES
                                   FORM 10-Q
                          QUARTER ENDED JUNE 30, 1995

     A proposal to the Board of Directors to amend the Company's articles of incorporation to provide that future amendments shall be adopted by a majority of votes cast.

                                                                                             Broker
      Class of Stock            For                 Against             Abstain              Nonvote
         Class A             21,758,071           5,100,084             361,961              6,976,156
         Class B            131,793,750

     Ratify  the   appointment  of  Deloitte  &  Touche  LLP  as  the  Company's
     independent auditors for the 1995 fiscal year.

      Class of Stock            For                 Against             Abstain
         Class A             34,120,044             37,042               39,186
         Class B            131,793,750

     ITEM 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits required to be filed by Item 601 of Regulation S-K:

          4.1 Form of Debenture relating to the Company's $250.0 million 9-3/8% senior subordinated debentures due 2005.

          10.1 Amendment No. 5 and waiver, dated as of June 14, 1995, to the Credit Agreement dated as of March 4, 1992, between Comcast Cellular Communications, Inc., the banks therein and the Toronto-Dominion Bank Trust Company, as administrative agent.

          27.1 Financial Data Schedule.

          27.2 Restated Financial Data Schedule.

     (b)  Reports on Form 8-K

          (i) The Company filed a Current Report on Form 8-K under Item 5 on April 13, 1995 relating to the Telecommunications Joint Venture among subsidiaries of the Company, Tele-Communications, Inc., Sprint Corporation and Cox Communications, Inc.

          (ii) The Company filed a Current Report on Form 8-K under Item 2 on April 25, 1995 relating to the acquisition of QVC, Inc. which included the Company's Unaudited Pro Forma Condensed Consolidated Financial Statements as of and for the year ended December 31, 1994, the Consolidated and Combined Financial Statements of Comcast MHCP Holdings, L.L.C. and the Predecessor Corporation as of December 31, 1994 and 1993 and for the periods from January 1, 1994 to December 21, 1994 and December 22, 1994 to December 31, 1994 and the years ended December 31, 1993 and 1992, and the Consolidated Financial Statements of QVC, Inc. (formerly, QVC Network, Inc.) as of and for the three years ended January 31, 1995.

                      COMCAST CORPORATION AND SUBSIDIARIES
                                   FORM 10-Q
                          QUARTER ENDED JUNE 30, 1995


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



Date: August 14, 1995