Form 10-Q
period 1995-09-30
COMCAST CORP
filed 1995-11-14
CIK 22301

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)

(X) Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended:
                               SEPTEMBER 30, 1995
                                       OR
( ) Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Transition Period from ________ to ________.

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

         Yes  __X__                                         No ____

As of September 30, 1995, there were 192,028,651 shares of Class A Special Common Stock, 39,103,350 shares of Class A Common Stock and 8,786,250 shares of Class B Common Stock outstanding.

                      COMCAST CORPORATION AND SUBSIDIARIES
                                   FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 1995

                               TABLE OF CONTENTS




                                                                           Page
                                                                          Number

PART I.   FINANCIAL INFORMATION

          Item 1.  Financial Statements

                   Condensed Consolidated Balance
                   Sheet at September 30, 1995 and December 31,
                   1994 (Unaudited)..........................................2

                   Condensed Consolidated Statement of
                   Operations and Accumulated Deficit for
                   the Nine and Three Months Ended September 30,
                   1995 and 1994 (Unaudited).................................3

                   Condensed Consolidated Statement of Cash
                   Flows for the Nine Months Ended September 30, 1995
                   and 1994 (Unaudited)......................................4

                   Notes to Condensed Consolidated
                   Financial Statements (Unaudited).....................5 - 12

          Item 2.  Management's Discussion and Analysis
                   of Financial Condition and Results of
                   Operations..........................................13 - 22

PART II.  OTHER INFORMATION

          Item 1.  Legal Proceedings........................................23

          Item 6.  Exhibits and Reports on Form 8-K.........................23

                      COMCAST CORPORATION AND SUBSIDIARIES
                                   FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 1995

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                  (Unaudited)

                                                                                      (Dollars in thousands)
                                                                              September 30,               December 31,
                                                                                  1995                        1994
                                                                               ----------                 ------------
ASSETS
CURRENT ASSETS
    Cash and cash equivalents.............................................      $616,490                     $335,320
    Short-term investments, at cost which approximates fair value.........       211,943                      130,134
    Accounts receivable, less allowance for doubtful accounts
        of $83,993 and $11,272............................................       336,559                      108,245
    Inventories, net......................................................       223,938                       18,553
    Prepaid charges and other.............................................        42,819                       16,254
    Deferred income taxes.................................................        59,786
                                                                              ----------                   ----------
        Total current assets..............................................     1,491,535                      608,506
                                                                              ----------                   ----------
INVESTMENTS, principally in affiliates....................................       898,859                      797,075
                                                                              ----------                   ----------
PROPERTY AND EQUIPMENT....................................................     2,447,011                    2,081,256
    Accumulated depreciation..............................................      (892,893)                    (823,570)
                                                                              ----------                   ----------
    Property and equipment, net...........................................     1,554,118                    1,257,686
                                                                              ----------                   ----------
DEFERRED CHARGES..........................................................     6,384,900                    4,945,613
    Accumulated amortization..............................................    (1,092,035)                    (845,896)
                                                                              ----------                   ----------
    Deferred charges, net.................................................     5,292,865                    4,099,717
                                                                              ----------                   ----------
                                                                              $9,237,377                   $6,762,984
                                                                              ==========                   ==========
LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES
    Accounts payable and accrued expenses.................................      $801,267                     $402,869
    Accrued interest......................................................        73,420                       60,219
    Subscribers' advance payments and other...............................        22,322                       14,637
    Current portion of long-term debt.....................................       249,058                      182,913
                                                                              ----------                   ----------
        Total current liabilities.........................................     1,146,067                      660,638
                                                                              ----------                   ----------
LONG-TERM DEBT, less current portion......................................     6,619,495                    4,810,541
                                                                              ----------                   ----------
DEFERRED INCOME TAXES....................................................      1,520,200                    1,390,849
                                                                              ----------                   ----------
MINORITY INTEREST AND OTHER...............................................       703,932                      627,745
                                                                              ----------                   ----------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY
    Class A Special Common Stock, $1 par value - authorized, 500,000,000
        shares;  issued, 192,028,651 and 191,230,684......................       192,029                      191,231
    Class A Common Stock, $1 par value - authorized, 200,000,000
        shares;  issued, 39,103,350 and 39,019,809........................        39,103                       39,020
    Class B Common Stock, $1 par value - authorized, 50,000,000
        shares;  issued, 8,786,250........................................         8,786                        8,786
    Additional capital....................................................       884,113                      875,501
    Accumulated deficit...................................................    (1,881,687)                  (1,827,647)
    Unrealized gains on marketable securities.............................        21,088                        3,862
    Cumulative translation adjustments....................................       (15,749)                     (17,542)
                                                                              ----------                   ----------
        Total stockholders' deficiency....................................      (752,317)                    (726,789)
                                                                              ----------                   ----------
                                                                              $9,237,377                   $6,762,984
                                                                              ==========                   ==========


See notes to condensed consolidated financial statements.

                      COMCAST CORPORATION AND SUBSIDIARIES
                                   FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 1995
     CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND ACCUMULATED DEFICIT
                                  (Unaudited)

                                                                       (Amounts in thousands, except per share data)
                                                                        Nine Months Ended        Three Months Ended
                                                                          September 30,             September 30,
                                                                       1995         1994         1995         1994
                                                                       ----         ----         ----         ----
REVENUE
    Service income............................................     $1,381,510   $1,015,087      $478,758     $345,744
    Net sales from electronic retailing.......................        975,917                    391,491
                                                                  -----------  -----------   -----------  -----------
                                                                    2,357,427    1,015,087       870,249      345,744
                                                                  -----------  -----------   -----------  -----------
COSTS AND EXPENSES
    Operating.................................................        576,543      304,697       209,186      103,225
    Cost of goods sold from electronic retailing..............        584,615                    234,369
    Selling, general and administrative.......................        451,695      274,192       162,550       96,394
    Depreciation and amortization.............................        534,675      243,309       147,632       82,815
                                                                  -----------  -----------   -----------  -----------
                                                                    2,147,528      822,198       753,737      282,434
                                                                  -----------  -----------   -----------  -----------
OPERATING INCOME..............................................        209,899      192,889       116,512       63,310

INVESTMENT (INCOME) EXPENSE
    Interest expense..........................................        388,367      228,464       137,816       75,712
    Investment income.........................................       (216,827)     (15,094)      (51,403)      (4,991)
    Equity in net losses of affiliates........................         63,534       29,417        25,628       10,902
    Minority interest and other...............................        (25,770)      (3,498)      (12,011)         (81)
                                                                  -----------  -----------   -----------  -----------
                                                                      209,304      239,289       100,030       81,542
                                                                  -----------  -----------   -----------  -----------
INCOME (LOSS) BEFORE INCOME TAX EXPENSE (BENEFIT)
    AND EXTRAORDINARY ITEMS...................................            595      (46,400)       16,482      (18,232)

INCOME TAX EXPENSE (BENEFIT)..................................         32,470         (621)       18,435         (986)
                                                                  -----------  -----------   -----------  -----------
LOSS BEFORE EXTRAORDINARY ITEMS...............................        (31,875)     (45,779)       (1,953)     (17,246)

EXTRAORDINARY ITEMS...........................................         (5,407)     (11,703)       (5,407)
                                                                  -----------  -----------   -----------  -----------
NET LOSS......................................................        (37,282)     (57,482)       (7,360)     (17,246)

ACCUMULATED DEFICIT
    Beginning of period ......................................     (1,827,647)  (1,717,931)   (1,868,738)  (1,769,723)
    Dividends declared - $.0700, $.0700, $.0233
        and $.0233 per share..................................        (16,758)     (17,121)       (5,589)      (5,565)
                                                                  -----------  -----------   -----------  -----------
    End of period.............................................    ($1,881,687) ($1,792,534)  ($1,881,687) ($1,792,534)
                                                                  ===========  ===========   ===========  ===========
LOSS PER SHARE
    Loss before extraordinary items...........................          ($.13)       ($.19)        ($.01)       ($.07)
    Extraordinary items.......................................           (.02)        (.05)         (.02)
                                                                  -----------  -----------   -----------  -----------
        Net Loss..............................................          ($.15)       ($.24)        ($.03)       ($.07)
                                                                  ===========  ===========   ===========  ===========
WEIGHTED AVERAGE NUMBER OF COMMON
    SHARES OUTSTANDING DURING THE PERIOD......................        239,634      235,383       239,819      238,854
                                                                  ===========  ===========   ===========  ===========

See notes to condensed consolidated financial statements.

                      COMCAST CORPORATION AND SUBSIDIARIES
                                   FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 1995
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)

                                                                                        (Dollars in thousands)
                                                                                   Nine Months Ended September 30,
                                                                                   1995                         1994
                                                                                   ----                         ----
OPERATING ACTIVITIES
    Net loss..............................................................      ($37,282)                    ($57,482)
    Noncash items included in net loss:
        Depreciation and amortization.....................................       534,675                      243,309
        Interest expense..................................................        41,403                       40,148
        Equity in net losses of affiliates................................        63,534                       29,417
        Gain on sale of division..........................................                                     (5,825)
        Gain on sales of long-term investments............................      (177,202)
        Extraordinary items...............................................         5,407                       11,703
        Deferred income taxes, minority interest and other................       (34,603)                       8,533
                                                                              ----------                   ----------
                                                                                 395,932                      269,803

    Increase in accounts receivable, net..................................        (8,282)                     (23,578)
    Increase in inventories, net..........................................       (37,978)                        (548)
    Increase in prepaid charges and other.................................       (16,261)                      (6,531)
    Increase in accounts payable and accrued expenses
        and subscribers' advance payments and other.......................        25,666                       21,042
    Increase (decrease) in accrued interest...............................        12,609                       (5,127)
                                                                              ----------                   ----------
            Net cash provided by operating activities.....................       371,686                      255,061
                                                                              ----------                   ----------
FINANCING ACTIVITIES
    Borrowings............................................................     3,111,856                      142,209
    Retirement and repayment of debt......................................    (1,160,867)                    (470,877)
    Issuance of common stock, net.........................................         2,726                        3,198
    Issuance of common stock of a subsidiary, net.........................                                    209,394
    Equity contribution to a subsidiary...................................         6,556
    Dividends.............................................................       (16,758)                     (17,121)
    Other.................................................................       (22,146)                     (15,092)
                                                                              ----------                   ----------
            Net cash provided by (used in) financing activities...........     1,921,367                     (148,289)
                                                                              ----------                   ----------
INVESTING ACTIVITIES
    Acquisitions, net of cash acquired....................................     1,371,074                       22,189
    Purchases (sales) of short-term investments, net......................        81,809                     (320,888)
    Increase in investments, principally in affiliates....................       457,984                       61,565
    Proceeds from sales of long-term investments..........................      (400,749)
    Additions to property and equipment...................................       476,571                      171,158
    Proceeds from sale of division........................................                                    (28,183)
    Other.................................................................        25,194                       21,955
                                                                              ----------                   ----------
            Net cash used in (provided by) investing activities...........     2,011,883                      (72,204)
                                                                              ----------                   ----------

INCREASE IN CASH AND CASH EQUIVALENTS....................................        281,170                      178,976

    Cash and Cash Equivalents, Beginning of Period........................       335,320                      160,434
                                                                              ----------                   ----------

CASH AND CASH EQUIVALENTS, End of Period..................................      $616,490                     $339,410
                                                                              ==========                   ==========


See notes to condensed consolidated financial statements.

                      COMCAST CORPORATION AND SUBSIDIARIES
                                   FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 1995
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     Basis of Presentation
     The  condensed  consolidated  balance  sheet at December  31, 1994 has been condensed  from the  audited  balance  sheet at that  date.  The  condensed consolidated balance sheet at September 30, 1995, the condensed consolidated statement of operations and accumulated deficit for the nine and three months ended September 30, 1995 and 1994 and the condensed consolidated statement of cash flows for the nine months ended September 30, 1995 and 1994 have been prepared by Comcast Corporation (the "Company") and have not been audited by the Company's Independent Auditors. In the opinion of management, all adjustments (which include only normal recurring adjustments and the adjustment described in Note 3) necessary to present fairly the financial position, results of operations and cash flows at September 30, 1995 and for all periods presented have been made.

     Certain information and note disclosures normally included in the Company's annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1994 Annual Report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for the periods ended September 30, 1995 are not necessarily indicative of operating results for the full year.

     Net Loss Per Share
     Net loss per share is based on the weighted average number of common shares outstanding during the period. For the nine and three months ended September 30, 1995 and 1994, all of the common stock equivalents have an antidilutive effect on the loss per share and, therefore, have not been used in determining the total weighted average number of common shares outstanding.

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

                      COMCAST CORPORATION AND SUBSIDIARIES
                                   FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 1995
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                  (Unaudited)

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

     Liberty Media Corporation, a subsidiary of TCI, may, at certain times following February 9, 2000, trigger the exercise of certain exit rights.

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

     WirelessCo was the successful bidder for 29 PCS licenses in the auction conducted by the Federal Communications Commission ("FCC") from December 1994 through mid-March 1995. The purchase price for the licenses was approximately $2.11 billion, all of which has been paid to the FCC. WirelessCo may also elect to bid in subsequent auctions for PCS licenses. In addition, WirelessCo has and may continue to invest in other entities that hold PCS licenses, may acquire PCS licenses from other license holders and may affiliate with other license holders.

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

                      COMCAST CORPORATION AND SUBSIDIARIES
                                   FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 1995
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                  (Unaudited)

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

     Subject to agreement upon an initial business plan, the partners have committed to contribute $4.4 billion in cash to STV during the next three years, of which the Company's share would be $660 million, subject to reduction resulting from the method of crediting in-kind contributions to STV by the partners. Of the $660 million funding requirement, the Company has made total cash capital contributions to WirelessCo of approximately $338.8 million through September 30, 1995. The partners' capital contributions to WirelessCo have been principally used to pay for the 29 PCS licenses acquired in the FCC auction and to acquire interests in another entity that holds a PCS license. Additional equity requirements of STV will be funded by the partners through capital contributions to STV in proportion to their ownership interests. The Company anticipates that STV's capital requirements over the next several years will be significant. These requirements are planned to be funded by external financing by STV in addition to capital contributions by the partners. Although it is anticipated that external financing will be available to STV on acceptable terms and conditions, no assurances can be given as to such availability.

     Cellular Rebuild

     In 1995, the Company's cellular division purchased approximately $172.0 million of switching and cell site equipment which replaced the existing switching and cell site equipment. The Company completed the rebuild in the third quarter of 1995. In accordance with the provisions of SFAS No. 121, during the first quarter of 1995, the Company charged to its results of operations approximately $110.0 million which represented the difference between the net book value of the equipment replaced and the residual value realized upon its disposal. This charge has been reflected in the Company's condensed consolidated statement of operations and accumulated deficit as a component of depreciation and amortization expense.

     Ocean County

     In May 1995, the Company completed the initial phase of its exchange agreement with McCaw Cellular Communications, Inc. whereby the Company acquired a 75% interest in the entity that holds the Ocean County, NJ Rural Statistical Area ("RSA") cellular license (the "Ocean County Licensee") in exchange for the Company's Hunterdon County, NJ RSA cellular license and $37.8 million in cash. The Company acquired the remaining 25% interest in the Ocean County Licensee in October 1995 for $17.4 million.

     Nextel

     In April 1995, the Company exercised certain preemptive rights under previously existing agreements with Nextel Communications, Inc. ("Nextel") whereby the Company has elected to purchase approximately 9 million newly issued Nextel shares at $12.25 per share for a total cost of approximately $110 million (the "Nextel Share Purchase Commitment"). The purchase is contingent on the closing of an acquisition transaction by Nextel which is expected to occur in the fourth quarter of 1995.

     In July 1995, the Company sold 11.3 million shares of Nextel common stock for $212.6 million (the "Nextel Transaction"). As a result of this transaction, the Company recognized a pre-tax gain of $36.2 million in the third quarter of 1995. The Company continues to hold options to acquire
     25.0 million shares of Nextel common stock in addition to the Nextel Share Purchase Commitment.

                      COMCAST CORPORATION AND SUBSIDIARIES
                                   FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 1995
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                  (Unaudited)

     E.W. Scripps

     On October 29, 1995, the Company announced its agreement to purchase the cable television operations of The E.W. Scripps Company ("E.W. Scripps") in exchange for shares of the Company's Class A Special Common Stock worth $1.575 billion, subject to certain adjustments (the "Scripps Transaction"). E.W. Scripps' cable properties, including a pending acquisition, serve approximately 800,000 subscribers, with over 60% of the subscribers located in Sacramento, California and Chattanooga and Knoxville, Tennessee. The purchase is expected to close in the second half of 1996, subject to shareholder and regulatory approval and certain other conditions.

     Share Repurchase Program

     Concurrent with the announcement of the Scripps Transaction, the Company announced that its Board of Directors has authorized the repurchase of up to $500 million of its outstanding publicly held common equity securities. The Company expects any such repurchases to be effected from time to time in the open market or in private transactions, subject to market conditions.

     Pro Forma Results

     The following pro forma information for the nine and three months ended September 30, 1995 and 1994 has been presented as if the acquisition of QVC occurred at the beginning of each period and the acquisition of Maclean Hunter occurred on January 1, 1994. This unaudited pro forma information is based on historical results of operations, adjusted for acquisition costs, and is not necessarily indicative of what the results would have been had the Company operated the acquired entities since such dates.

                                                                  (Dollars in thousands, except per share data)
                                                                  Nine Months Ended          Three Months Ended
                                                                   September 30,             September 30,
                                                               1995(1)       1994(1)       1995        1994(1)
                                                               -------       -------       ----        -------
              Revenue                                        $2,487,801   $2,154,514     $870,249     $747,858

              Loss before extraordinary items                   (36,668)    (111,333)      (1,953)     (36,391)

              Net loss                                          (42,075)    (123,036)      (7,360)     (36,391)

              Net loss per share                                   (.18)        (.52)        (.03)        (.15)

     (1) Effective April 1, 1995, QVC commenced consolidating its United Kingdom ("UK") operations. Pro forma revenues presented above do not reflect revenues relating to QVC's UK operations for periods prior to April 1, 1995.

4.   INVESTMENTS

     The Company holds unrestricted equity investments in certain publicly traded companies with an historical cost of $104.8 million and $186.6 million as of September 30, 1995 and December 31, 1994, respectively. The Company has recorded these investments (including the Company's investment in Nextel common stock as of December 31, 1994 - see Note 3), which are classified as available for sale, at their estimated fair values of $137.2 million as of September 30, 1995 and $192.6 million as of December 31, 1994. The unrealized pre-tax gains of $32.4 million and $6.0 million, respectively, have been reported in the Company's condensed consolidated balance sheet as decreases in stockholders' deficiency, net of related deferred income taxes.

                      COMCAST CORPORATION AND SUBSIDIARIES
                                   FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 1995
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                  (Unaudited)

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

     Summarized financial information for investments accounted for under the equity method of accounting is as follows (dollars in thousands):

                                                      Three Months        Nine Months                     Three Months
                                                          Ended              Ended                            Ended
                                                    January 31, 1995  September 30, 1995               September 30, 1995
                                                           QVC               Other        Combined (1)    Combined (1)
        Combined Results of Operations
           Revenue...................................   $425,921           $450,546         $876,467        $160,893
           Depreciation and amortization.............     12,992            109,006          121,998          38,941
           Operating income (loss)...................     58,247           (163,777)        (105,530)        (64,228)
                Net income (loss) as reported
                  by affiliates......................    $28,333          ($238,461)       ($210,128)       ($92,587)

        Company's Equity in Net Income (Loss)
           Equity in current period net income
             (loss)..................................     $4,286           ($64,071)        ($59,785)       ($24,101)
           Amortization income (expense).............      1,194             (4,943)          (3,749)         (1,527)
                                                        --------           --------         --------        --------
           Total equity in net income (loss).........     $5,480           ($69,014)        ($63,534)       ($25,628)
                                                        ========           ========         ========        ========

                                                                    September 30, 1995
                                                                       Combined (1)
        Combined Financial Position

           Current assets.........................................       $310,614
           Noncurrent assets......................................      4,304,352
           Current liabilities....................................        262,204
           Noncurrent liabilities.................................      1,581,365

     (1) Excludes the results of operations (subsequent to January 31, 1995) and financial position of QVC which was consolidated with the Company beginning in February 1995.

                      COMCAST CORPORATION AND SUBSIDIARIES
                                   FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 1995
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                  (Unaudited)

                                                      Nine Months       Nine Months
                                                         Ended             Ended
                                                     July 31, 1994  September 30, 1994
                                                          QVC              Other          Combined
        Combined Results of Operations
           Revenue...................................   $972,207         $248,653       $1,220,860
           Depreciation and amortization.............     31,877           81,049          112,926
           Operating income (loss)...................    117,434          (94,241)          23,193
                Net income (loss) as reported
                  by affiliates......................    $26,637        ($123,758)        ($97,121)

        Company's Equity in Net Income (Loss)
           Equity in current period net income (loss)     $4,090         ($33,061)        ($28,971)
           Amortization income (expense).............      3,694           (4,140)            (446)
                                                      ----------       ----------       ----------
           Total equity in net income (loss).........     $7,784         ($37,201)        ($29,417)
                                                      ==========       ==========       ==========

                                                     Three Months      Three Months
                                                         Ended             Ended
                                                     July 31, 1994  September 30, 1994
                                                          QVC              Other          Combined
        Combined Results of Operations
           Revenue...................................   $303,277          $89,664         $392,941
           Depreciation and amortization.............     10,616           29,175           39,791
           Operating income (loss)...................     31,414          (38,715)          (7,301)
                Net income (loss) as reported
                  by affiliates......................    $11,728         ($49,135)        ($37,407)

        Company's Equity in Net Income (Loss)
           Equity in current period net income (loss)     $1,807         ($12,555)        ($10,748)
           Amortization income (expense).............      1,208           (1,362)            (154)
                                                      ----------       ----------       ----------
           Total equity in net income (loss).........     $3,015         ($13,917)        ($10,902)
                                                      ==========       ==========       ==========

5.   LONG-TERM DEBT

     On May 16, 1995, the Company issued $250.0 million principal amount of its 9-3/8% senior subordinated debentures due 2005. On October 3, 1995, the Company issued $250.0 million principal amount of its 9-1/8% senior subordinated debentures due 2006. On November 9, 1995, Comcast UK Cable Partners Limited ("Comcast UK"), a subsidiary of the Company, agreed to sell approximately $517.3 million principal amount at maturity of its 11.20% senior discount debentures due 2007 for gross proceeds of approximately $300.0 million in a public offering. Closing of the public offering is anticipated to occur on November 15, 1995.

     The Company incurred debt extinguishment costs totaling $8.3 million during the nine and three months ended September 30, 1995, as a result of refinancing the indebtedness of certain subsidiaries, resulting in the Company recording an extraordinary loss, net of tax, of $5.4 million or $.02 per share.

     As a result of these refinancings, as of October 31, 1995, certain of the Company's subsidiaries had unused lines of credit totaling approximately $1.5 billion. Use of these unused lines of credit is restricted to subsidiary debt refinancing, subsidiary general corporate purposes and dividend declaration.

                      COMCAST CORPORATION AND SUBSIDIARIES
                                   FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 1995
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                  (Unaudited)

     The Company paid premiums and expensed unamortized debt acquisition costs totaling $18.0 million during the nine months ended September 30, 1994, primarily as a result of the redemption of its $150.0 million, 11-7/8% senior subordinated debentures due 2004, resulting in the Company recording an extraordinary loss, net of tax, of $11.7 million or $.05 per share.

     The Company has entered into interest rate protection products to limit the Company's exposure to loss from adverse fluctuations in interest rates. As of September 30, 1995, $815.0 million of the Company's variable rate debt was protected by these products. Such agreements mature on various dates through 1997 and the related differentials to be paid or received are recognized over the terms of the related agreements.

6.   STATEMENT OF CASH FLOWS - SUPPLEMENTAL INFORMATION

     The Company made interest payments of approximately $334.4 million, $193.4 million, $124.3 million and $56.8 million during the nine and three months ended September 30, 1995 and 1994, respectively.

     The Company redeemed its 7% convertible subordinated debentures due 2001 on February 27, 1994 (accreted value of $152.1 million). In connection with such redemption, substantially all of the debentures were converted into
     13.5 million shares of Class A Special Common Stock of the Company.

7.   CONTINGENCIES

     The Company is subject to claims which arise in the ordinary course of its business and other legal proceedings. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial position or results of operations of the Company.

     The Company currently is seeking to justify rates for regulated services in certain of its cable systems in the States of New Jersey and Connecticut on the basis of cost-of-service showings. A settlement has been reached with the State of New Jersey with respect to rates for basic cable services and equipment. The State of Connecticut has ordered the Company to reduce rates for basic cable services and equipment and to make refunds to subscribers. The Connecticut decision has been appealed to the FCC. The Company and the FCC staff have reached agreement, subject to Commission approval, on outstanding cost-of-service rate complaints for cable programming services for systems in the States of New Jersey and Connecticut. The proposed settlement will also resolve outstanding complaints with regard to "benchmark" rate regulation in other systems. Absent legislative, administrative or judicial relief, the FCC regulations will continue to adversely affect the Company's results of operations.

                      COMCAST CORPORATION AND SUBSIDIARIES
                                   FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 1995
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONCLUDED
                                  (Unaudited)

8.   FINANCIAL DATA BY BUSINESS SEGMENT
     (Dollars in thousands)

                                                   Domestic
                                                     Cable        Electronic      Cellular       Corporate
                                                Communications     Retailing   Communications  and Other (1)       Total
Nine Months Ended September 30, 1995
Revenue.....................................      $1,078,033       $975,917       $274,243         $29,234     $2,357,427
Depreciation and amortization...............         278,862         61,810        177,205          16,798        534,675
Operating income (loss).....................         250,793         93,266        (66,469)        (67,691)       209,899
Interest expense............................         185,371         55,275         54,062          93,659        388,367
Capital expenditures and acquisitions.......         182,082      1,325,059        252,290          88,214      1,847,645
Equity in net (losses) income of
    affiliates..............................         (12,143)           428           (830)        (50,989)       (63,534)

Three Months Ended September 30, 1995
Revenue.....................................        $368,453       $391,491        $97,830         $12,475       $870,249
Depreciation and amortization...............          95,196         24,804         21,981           5,651        147,632
Operating income (loss).....................          86,759         34,901         17,974         (23,122)       116,512
Interest expense............................          61,467         20,459         18,485          37,405        137,816
Capital expenditures and acquisitions.......          69,395          7,465         26,021          36,731        139,612
Equity in net losses of affiliates..........          (5,222)          (180)          (295)        (19,931)       (25,628)

As of September 30, 1995
Assets......................................      $4,592,759     $1,940,826     $1,237,823      $1,465,969     $9,237,377
Long-term debt, less current portion........       2,877,481      1,013,007        906,711       1,822,296      6,619,495

Nine Months Ended September 30, 1994
Revenue.....................................        $792,523    $                 $205,393         $17,171     $1,015,087
Depreciation and amortization...............         166,448                        66,285          10,576        243,309
Operating income (loss).....................         219,141                        22,994         (49,246)       192,889
Interest expense............................         109,652                        41,791          77,021        228,464
Capital expenditures and acquisitions.......         131,811                        46,305          15,231        193,347
Equity in net (losses) income of
    affiliates..............................          (6,364)         7,784                        (30,837)       (29,417)

Three Months Ended September 30, 1994
Revenue.. ..................................        $265,901    $                  $74,407          $5,436       $345,744
Depreciation and amortization ..............          56,307                        22,651           3,857         82,815
Operating income (loss) ....................          72,303                         9,101         (18,094)        63,310
Interest expense ...........................          36,889                        14,398          24,425         75,712
Capital expenditures and acquisitions ......          50,773                        22,077           7,010         79,860
Equity in net (losses) income of
    affiliates .............................          (1,877)         3,015                        (12,040)       (10,902)
---------------

(1) Corporate and other includes certain operating businesses and elimination entries related to the segments presented.

                      COMCAST CORPORATION AND SUBSIDIARIES
                                   FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 1995

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

Liberty Media Corporation, a subsidiary of TCI, may, at certain times following February 9, 2000, trigger the exercise of certain exit rights.

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

                      COMCAST CORPORATION AND SUBSIDIARIES
                                   FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 1995

The allocation of the purchase price to the assets and liabilities of Maclean Hunter is preliminary pending the final purchase price adjustment between the Company and RCI. The terms of the Maclean Hunter Acquisition provide for, among other things, the indemnification of the Company by RCI for certain liabilities, including tax liabilities, relating to Maclean Hunter prior to the acquisition date.

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

WirelessCo was the successful bidder for 29 PCS licenses in the auction conducted by the Federal Communications Commission ("FCC") from December 1994 through mid-March 1995. The purchase price for the licenses was approximately $2.11 billion, all of which has been paid to the FCC. WirelessCo may also elect to bid in subsequent auctions for PCS licenses. In addition, WirelessCo has and may continue to invest in other entities that hold PCS licenses, may acquire PCS licenses from other license holders and may affiliate with other license holders.

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

E.W. Scripps

On October 29, 1995, the Company announced its agreement to purchase the cable television operations of The E.W. Scripps Company ("E.W. Scripps") in exchange for shares of the Company's Class A Special Common Stock worth $1.575 billion, subject to certain adjustments (the "Scripps Transaction"). E.W. Scripps' cable properties, including

                      COMCAST CORPORATION AND SUBSIDIARIES
                                   FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 1995

a pending acquisition, serve approximately 800,000 subscribers, with over 60% of the subscribers located in Sacramento, California and Chattanooga and Knoxville, Tennessee. The purchase is expected to close in the second half of 1996, subject to shareholder and regulatory approval and certain other conditions.

Share Repurchase Program

Concurrent with the announcement of the Scripps Transaction, the Company announced that its Board of Directors has authorized the repurchase of up to $500 million of its outstanding publicly held common equity securities. The Company expects any such repurchases to be effected from time to time in the open market or in private transactions, subject to market conditions.

                              --------------------

Liquidity and Capital Resources

Cash and cash equivalents and short-term investments as of September 30, 1995 and December 31, 1994 were $828.4 million and $465.5 million, respectively. A portion of these cash and cash equivalents is held by subsidiaries of the Company and is restricted to the use by these subsidiaries under contractual or other arrangements.

The Company's cash and cash equivalents and short-term investments are recorded at cost which approximates their fair value. At September 30, 1995, the Company's short-term investments of $211.9 million had a weighted average maturity of approximately 14 months. However, due to their high degree of liquidity and the intent of management to use these investments as needed to fund its commitments, the Company considers these as current assets.

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

In April 1995, the Company exercised certain preemptive rights under previously existing agreements with Nextel Communications, Inc. ("Nextel") whereby the Company has elected to purchase approximately 9 million newly issued Nextel shares at $12.25 per share for a total cost of approximately $110 million (the "Nextel Share Purchase Commitment"). The purchase is contingent on the closing of an acquisition transaction by Nextel which is expected to occur in the fourth quarter of 1995.

In July 1995, the Company sold 11.3 million shares of Nextel common stock for $212.6 million (the "Nextel Transaction"). As a result of this transaction, the Company recognized a pre-tax gain of $36.2 million in the third quarter of 1995. The Company continues to hold options to acquire 25.0 million shares of Nextel common stock in addition to the Nextel Share Purchase Commitment.

In May 1995, the Company completed the initial phase of its exchange agreement with McCaw Cellular Communications, Inc. whereby the Company acquired a 75% interest in the entity that holds the Ocean County, NJ Rural Statistical Area ("RSA") cellular license (the "Ocean County Licensee") in exchange for the Company's Hunterdon County, NJ RSA cellular license and $37.8 million in cash. The Company acquired the remaining 25% interest in the Ocean County Licensee in October 1995 for $17.4 million.

Subject to agreement upon an initial business plan, the partners have committed to contribute $4.4 billion in cash to STV during the next three years, of which the Company's share would be $660 million, subject to reduction resulting from the method of crediting in-kind contributions to STV by the partners. Of the $660 million funding requirement, the Company has made total cash capital contributions to WirelessCo of approximately $338.8 million

                      COMCAST CORPORATION AND SUBSIDIARIES
                                   FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 1995

through September 30, 1995. The partners' capital contributions to WirelessCo have been principally used to pay for the 29 PCS licenses acquired in the FCC auction and to acquire interests in another entity that holds a PCS license. Additional equity requirements of STV will be funded by the partners through capital contributions to STV in proportion to their ownership interests. The Company anticipates that STV's capital requirements over the next several years will be significant. These requirements are planned to be funded by external financing by STV in addition to capital contributions by the partners. Although it is anticipated that external financing will be available to STV on acceptable terms and conditions, no assurances can be given as to such availability.

On May 16, 1995, the Company issued $250.0 million principal amount of its 9-3/8% senior subordinated debentures due 2005. On October 3, 1995, the Company issued $250.0 million principal amount of its 9-1/8% senior subordinated debentures due 2006. On November 9, 1995, Comcast UK Cable Partners Limited ("Comcast UK"), a subsidiary of the Company, agreed to sell approximately $517.3 million principal amount at maturity of its 11.20% senior discount debentures due 2007 for gross proceeds of approximately $300.0 million in a public offering. Closing of the public offering is anticipated to occur on November 15, 1995.

As of October 31, 1995, certain of the Company's subsidiaries had unused lines of credit totaling approximately $1.5 billion. Use of these unused lines of credit is restricted to subsidiary debt refinancing, subsidiary general corporate purposes and dividend declaration.

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

The Company believes that it will be able to meet its current and long-term liquidity and capital requirements, including its fixed charges, through its cash flows from operating activities, existing cash and cash equivalents and short-term investments, sales of assets, lines of credit and other external financing.

Statement of Cash Flows

Net cash provided by operating activities amounted to $371.7 million and $255.1 million during the nine months ended September 30, 1995 and 1994, respectively. The increase of $116.6 million is principally due to the effects of the QVC and Maclean Hunter acquisitions, offset by changes in working capital as a result of seasonality of QVC's business and the timing of the Company's receipts and disbursements.

Net cash provided by (used in) financing activities, which includes the issuances of securities as well as borrowings, was $1.921 billion and ($148.3) million during the nine months ended September 30, 1995 and 1994, respectively. During the nine months ended September 30, 1995, the Company borrowed $3.112 billion including $1.1 billion in connection with the QVC acquisition, $1.085 billion in connection with the refinancing of certain subsidiaries' indebtedness, $300.9 million associated with the funding of STV and $250.0 million principal amount of the Company's 9-3/8% senior subordinated debentures due 2005. In addition, during the nine months ended September 30, 1995, the Company redeemed and retired $1.161 billion of its long-term debt including $904.8 million in connection with the refinancing of certain subsidiaries' indebtedness. During the nine months ended September 30, 1994, the Company repurchased or redeemed and retired $470.9 million of its long-term debt, including the Company's $150.0 million, 11-7/8% senior subordinated debentures due 2004, and received $209.4 million from the issuance of common stock of Comcast UK.

                      COMCAST CORPORATION AND SUBSIDIARIES
                                   FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 1995

Net cash used in (provided by) investing activities was $2.012 billion and ($72.2) million during the nine months ended September 30, 1995 and 1994, respectively. During the nine months ended September 30, 1995, net cash used in investing activities includes acquisitions of $1.371 billion, including the acquisition of QVC, net of cash acquired, additional cash investments in affiliates of $458.0 million, including capital contributions to STV of $320.7 million, additions to property and equipment of $476.6 million and net purchases of short-term investments of $81.8 million. Such amounts were offset by proceeds from sales of long-term investments of $400.7 million. During the nine months ended September 30,1994, net proceeds of $320.9 million from the sale of short-term investments were used principally to redeem and retire long-term debt. In addition, during the nine months ended September 30, 1994, the Company's capital expenditures and additional cash investments in affiliates were $171.2 million and $61.6 million, respectively.

Results of Operations

The effects of the QVC and Maclean Hunter acquisitions have been to increase significantly the Company's revenues and expenses resulting in substantial increases in its operating income before depreciation and amortization, depreciation and amortization expense and net interest expense (see "Operating Results by Business Segment" below). As a result of the increases in depreciation and amortization expense and interest expense associated with these acquisitions and their financing, it is expected that the Company will continue to recognize substantial losses for the foreseeable future.

Summarized consolidated financial information for the Company for the nine and three months ended September 30, 1995 and 1994 is as follows (dollars in millions, "NM" denotes percentage is not meaningful):

                                                                   Nine Months Ended
                                                                     September 30,          Increase / (Decrease)
                                                                   1995         1994           $            %
Revenue                                                          $2,357.4     $1,015.1     $1,342.3       132.2%
Cost of goods sold from electronic retailing                        584.6                     584.6          NM
Operating, selling, general and administrative expenses           1,028.2        578.9        449.3        77.6%
                                                                 --------     --------
Operating income before depreciation and
   amortization (1)                                                 744.6        436.2        308.4        70.7%
Depreciation and amortization                                       534.7        243.3        291.4       119.8%
                                                                 --------     --------
Operating income                                                    209.9        192.9         17.0         8.8%
                                                                 --------     --------
Interest expense                                                    388.4        228.5        159.9        70.0%
Investment income                                                  (216.8)       (15.1)       201.7          NM
Equity in net losses of affiliates                                   63.5         29.4         34.1       116.0%
Minority interest and other                                         (25.8)        (3.5)        22.3          NM
Income tax expense (benefit)                                         32.5         (0.6)        33.1          NM
Extraordinary items                                                  (5.4)       (11.7)        (6.3)      (53.8%)
                                                                 --------     --------
Net loss                                                           ($37.3)      ($57.5)      ($20.2)      (35.1%)
                                                                 ========     ========

                      COMCAST CORPORATION AND SUBSIDIARIES
                                   FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 1995

                                                                  Three Months Ended
                                                                     September 30,          Increase / (Decrease)
                                                                   1995         1994           $            %
Revenue                                                            $870.2       $345.7       $524.5       151.7%
Cost of goods sold from electronic retailing                        234.4                     234.4          NM
Operating, selling, general and administrative expenses             371.7        199.6        172.1        86.2%
                                                                 --------     --------
Operating income before depreciation and
   amortization (1)                                                 264.1        146.1        118.0        80.8%
Depreciation and amortization                                       147.6         82.8         64.8        78.3%
                                                                 --------     --------
Operating income                                                    116.5         63.3         53.2        84.0%
                                                                 --------     --------
Interest expense                                                    137.8         75.7         62.1        82.0%
Investment income                                                   (51.4)        (5.0)        46.4          NM
Equity in net losses of affiliates                                   25.6         10.9         14.7       134.9%
Minority interest and other                                         (12.0)        (0.1)        11.9          NM
Income tax expense (benefit)                                         18.4         (1.0)        19.4          NM
Extraordinary items                                                  (5.4)                      5.4          NM
                                                                 --------     --------
Net loss                                                            ($7.3)      ($17.2)       ($9.9)      (57.6%)
                                                                 ========     ========
------------

(1) Operating income before depreciation and amortization is commonly referred to in the Company's businesses as "operating cash flow." Operating cash flow is a measure of a company's ability to generate cash to service its obligations, including debt service obligations, and to finance capital and other expenditures. In part due to the capital intensive nature of the Company's businesses and the resulting significant level of non-cash depreciation and amortization expense, operating cash flow is frequently used as one of the bases for comparing the Company's businesses. Operating cash flow does not purport to represent net income or net cash provided by operating activities, as those terms are defined under generally accepted accounting principles, and should not be considered as an alternative to such measurements as an indicator of the Company's performance. See "Statement of Cash Flows" above for a discussion of net cash provided by operating activities.

Operating Results by Business Segment

Domestic  Cable  Communications

The following table sets forth operating results for the Company's domestic cable communications segment (dollars in millions).

                                                       Nine Months Ended
                                                          September 30,                        Increase
                                                      1995             1994              $                 %
Service income                                      $1,078.0           $792.5           $285.5            36.0%
Operating, selling, general and
     administrative expenses                           548.3            406.9            141.4            34.8%
                                                    --------           ------           ------
Operating income before depreciation
     and amortization (a)                              529.7            385.6            144.1            37.4%

                                                       Three Months Ended
                                                          September 30,                        Increase
                                                      1995             1994              $                 %
Service income                                        $368.5           $265.9           $102.6            38.6%
Operating, selling, general and
     administrative expenses                           186.5            137.3             49.2            35.8%
                                                    --------           ------           ------
Operating income before depreciation
     and amortization (a)                              182.0            128.6             53.4            41.5%
---------------

(a)  See footnote (1) above.

                      COMCAST CORPORATION AND SUBSIDIARIES
                                   FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 1995

The Maclean Hunter acquisition accounted for $199.9 million and $67.9 million of the increases in service income for the nine and three month periods from 1994 to 1995, respectively. Of the remaining respective increases of $85.6 million and $34.7 million, $32.4 million and $10.2 million, respectively, are attributable to subscriber growth, $39.6 million and $18.0 million, respectively, relate to changes in rates, which include the change in the estimated effects of cable rate regulation, $10.3 million and $4.0 million, respectively, result from growth in cable advertising sales and $3.3 million and $2.5 million, respectively, relate to growth in other product offerings.

The Maclean Hunter acquisition accounted for $107.8 million and $36.5 million of the increases in operating, selling, general and administrative expenses for the nine and three month periods from 1994 to 1995, respectively. Of the remaining respective increases of $33.6 million and $12.7 million, $15.7 million and $4.8 million, respectively, are attributable to increases in the costs of cable programming as a result of subscriber growth, additional channel offerings and changes in rates, $5.4 million and $1.8 million, respectively, are attributable to increases in expenses associated with the growth in cable advertising sales and $12.5 million and $6.1 million, respectively, result from increases in the cost of labor and other volume related expenses. It is anticipated that the Company's cost of cable programming will increase in the future as cable programming rates increase and additional sources of cable programming become available.

Electronic Retailing

As a result of the QVC acquisition, the Company commenced consolidating the financial results of QVC, effective February 1, 1995, on a current basis. The following table presents comparative pro forma financial information for the nine and three months ended September 30, 1995 and 1994 and is presented herein for purposes of analysis and may not reflect what actual operating results would have been had the Company owned QVC since January 1, 1994 (dollars in millions).

                                                      Nine Months Ended
                                                         September 30,                         Increase
                                                     1995              1994               $                 %
Net sales from electronic retailing                 $1,107.4           $949.3            $158.1           16.7%
Cost of goods sold from electronic retailing           662.7            577.7              85.0           14.7%
Operating, selling, general and administrative
     expenses                                          266.2            230.0              36.2           15.7%
                                                    --------           ------            ------
Operating income before depreciation
     and amortization (a)                              178.5            141.6              36.9           26.1%

Cost of goods sold as a percentage of net sales         59.8%            60.9%

                                                      Three Months Ended
                                                          September 30,                        Increase
                                                     1995              1994               $                 %
Net sales from electronic retailing                   $391.5           $339.9             $51.6           15.2%
Cost of goods sold from electronic retailing           234.4            208.8              25.6           12.3%
Operating, selling, general and administrative
     expenses                                           97.4             83.9              13.5           16.1%
                                                    --------           ------            ------
Operating income before depreciation
     and amortization (a)                               59.7             47.2              12.5           26.5%

Cost of goods sold as a percentage of net sales         59.9%            61.4%
---------------

(a)  See footnote (1) on page 18.

                      COMCAST CORPORATION AND SUBSIDIARIES
                                   FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 1995

The consolidation of QVC's United Kingdom operations effective April 1, 1995 resulted in increases in net sales from electronic retailing of $26.5 million and $14.7 million for the nine and three month periods from 1994 to 1995, respectively. The remaining respective increases of $131.6 million and $36.9 million include QVC's new businesses, which contributed $11.7 million and $4.3 million, respectively, and the effects of 9% and 10% increases, respectively, in the average number of QVC homes receiving QVC services.

The increase in cost of goods sold from electronic retailing is directly related to the growth in net sales. As a percentage of net sales, cost of goods sold has remained relatively constant from 1994 to 1995. The increase in gross margin is due to a slight change in product mix which resulted in the decrease in cost of goods sold as a percentage of net sales.

The consolidation of QVC's United Kingdom operations effective April 1, 1995 resulted in increases in operating, selling, general and administrative expenses of $11.8 million and $5.7 million for the nine and three month periods from 1994 to 1995, respectively. The remaining respective increases of $24.4 million and $7.8 million are attributable to higher sales volume, increases in advertising costs and additional costs associated with new businesses.

Cellular Communications

The following table sets forth the operating results for the Company's cellular communications segment (dollars in millions).

                                                       Nine Months Ended
                                                          September 30,                        Increase
                                                     1995              1994               $                 %
Service Income                                        $274.2           $205.4             $68.8           33.5%
Operating, selling, general and administrative
     expenses                                          163.5            116.1              47.4           40.8%
                                                    --------           ------            ------
Operating income before depreciation
     and amortization (a)                              110.7             89.3              21.4           24.0%

                                                       Three Months Ended
                                                          September 30,                        Increase
                                                     1995              1994               $                 %
Service Income                                         $97.8            $74.4             $23.4           31.5%
Operating, selling, general and administrative
     expenses                                           57.8             42.6              15.2           35.7%
                                                    --------           ------            ------
Operating income before depreciation
     and amortization (a)                               40.0             31.8               8.2           25.8%
---------------

(a)  See footnote (1) on page 18.

Of the increases in service income for the nine and three month periods from 1994 to 1995, $77.0 million and $25.4 million, respectively, are attributable to the Company's subscriber growth, $9.5 million and $3.7 million, respectively, are attributable to growth in roamer revenue as a result of the overall growth in the cellular industry and $2.0 million and $1.1 million, respectively, are attributable to new products. Offsetting these increases are decreases of $19.7 million and $6.8 million, respectively, resulting from reductions

                      COMCAST CORPORATION AND SUBSIDIARIES
                                   FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 1995

in average minutes-of-use per cellular subscriber from 1994 to the same periods in 1995. The Company expects that the decrease in average minutes-of-use per cellular subscriber to continue in the future, which is consistent with industry trends.

Of the increases in operating, selling, general and administrative expenses for the nine and three month periods from 1994 to 1995, $24.6 million and $6.5 million, respectively, are related to subscriber growth, including the costs to acquire and service subscribers. The remaining increases of $22.8 million and $8.7 million, respectively, are due to increases in other expenses, including subscriber retention costs, theft of service and administrative costs.

Consolidated Analysis

The increases in depreciation and amortization expense are due to the acquisitions of QVC and Maclean Hunter, the effects of the rebuild of certain of the Company's cellular equipment, as described below, and capital expenditures during the periods.

In 1995, the Company's cellular division purchased approximately $172.0 million of switching and cell site equipment which replaced the existing switching and cell site equipment. The Company completed the rebuild in the third quarter of 1995. In accordance with the provisions of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," during the first quarter of 1995, the Company charged to its results of operations approximately $110.0 million which represented the difference between the net book value of the equipment replaced and the residual value realized upon its disposal. This charge has been reflected in the Company's condensed consolidated statement of operations and accumulated deficit as a component of depreciation and amortization expense.

The increases in interest expense are primarily due to increased levels of debt associated with the acquisitions of QVC and Maclean Hunter. The Company anticipates that, for the foreseeable future, interest expense will be a significant cost to the Company and will have a significant adverse effect on the Company's ability to realize net earnings. The Company believes it will continue to be able to meet its obligations through its ability both to generate operating income before depreciation and amortization and to obtain external financing.

The Company has entered into interest rate protection agreements to limit the Company's exposure to loss from adverse fluctuations in interest rates. As of September 30, 1995, $815.0 million of the Company's variable rate debt was protected by these products. Such agreements mature on various dates through 1997 and the related differentials to be paid or received are recognized over the terms of the agreements.

The increase in investment income for the nine months ended September 30, 1995 is principally due to the effects of the Heritage Transaction and Nextel Transaction. The increase for the three months ended September 30, 1995 is principally due to the effects of the Nextel Transaction. The remaining increases for these periods are due to increases in the Company's cash and cash equivalents and short term investments.

The increases in equity in net losses of affiliates are due to increased losses incurred by the Company's international investees as well as losses incurred by STV and certain programming investees.

The changes in minority interest and other from 1994 to the same periods in 1995 are attributable to minority interests in the net income or loss of QVC, Maclean Hunter and the Company's United Kingdom operations, as well as losses incurred relating to the net realizable value of certain of the Company's investments, principally in affiliates.

                      COMCAST CORPORATION AND SUBSIDIARIES
                                   FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 1995

The increases in income tax expense (benefit) from 1994 to the same periods in 1995 are primarily attributable to the consolidation of QVC for financial reporting purposes.

The Company incurred debt extinguishment costs totaling $8.3 million during the nine and three months ended September 30, 1995, as a result of refinancing the indebtedness of certain subsidiaries, resulting in the Company recording an extraordinary loss, net of tax, of $5.4 million or $.02 per share. During the nine months ended September 30, 1994, the Company paid premiums and expensed unamortized debt acquisition costs totaling $18.0 million, primarily as a result of the redemption of its $150.0 million, 11-7/8% senior subordinated debentures due 2004, resulting in the Company recording an extraordinary loss, net of tax, of $11.7 million or $.05 per share.

The Company believes that its operations are not materially affected by inflation.

For the nine and three months ended September 30, 1995 and 1994, the Company's earnings before extraordinary items, income tax expense (benefit), equity in net losses of affiliates and fixed charges (interest expense) were $452.5 million, $211.5 million, $179.9 million and $68.4 million, respectively. For the three months ended September 30, 1995, such earnings exceeded the Company's fixed charges of $137.8 million. Excluding the pre-tax gain of $141 million recognized in the first quarter of 1995 in connection with the Heritage Transaction, such earnings were not adequate to cover the Company's fixed charges of $388.4 million, $228.5 million and $75.7 million for the nine months ended September 30, 1995 and 1994 and the three months ended September 30, 1994, respectively. Fixed charges include non-cash interest of $41.4 million, $40.1 million, $14.0 million and $13.8 million for the nine and three months ended September 30, 1995 and 1994, respectively. For all applicable periods, the inadequacy of these earnings to cover fixed charges is primarily due to the substantial non-cash charges for depreciation and amortization expense, including the first quarter 1995 charge associated with the rebuild of certain of the Company's cellular equipment.

The Company believes that its losses and inadequacy of earnings to cover fixed charges will not significantly affect the performance of its normal business activities because of its existing cash and cash equivalents and short-term investments, its ability to generate operating income before depreciation and amortization and its ability to obtain external financing.

Cable Rate Regulation Developments

The Company currently is seeking to justify rates for regulated services in certain of its cable systems in the States of New Jersey and Connecticut on the basis of cost-of-service showings. A settlement has been reached with the State of New Jersey with respect to rates for basic cable services and equipment. The State of Connecticut has ordered the Company to reduce rates for basic cable services and equipment and to make refunds to subscribers. The Connecticut decision has been appealed to the FCC. The Company and the FCC staff have reached agreement, subject to Commission approval, on outstanding cost-of-service rate complaints for cable programming services for systems in the States of New Jersey and Connecticut. The proposed settlement will also resolve outstanding complaints with regard to "benchmark" rate regulation in other systems. Absent legislative, administrative or judicial relief, the FCC regulations will continue to adversely affect the Company's results of operations.

                      COMCAST CORPORATION AND SUBSIDIARIES
                                   FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 1995

PART II. OTHER INFORMATION

     ITEM 1.  Legal Proceedings

     1. In March 1995, the Company entered into agreements to settle various disputes pending in the courts and at the FCC regarding the ownership, operation and transfer of the license for a cellular telephone system in the Atlantic City, New Jersey MSA. As part of that settlement, the Company, in June 1995, purchased an 80% interest in a cellular telephone system in the Vineland, New Jersey RSA and an additional 9.3% interest in a cellular telephone system in the Atlantic City MSA. The remaining portion of the settlement, which resolves various claims and disputes and in addition involves the transfer to the Company of control of the Atlantic City cellular telephone system, is subject to a favorable determination at the FCC of proceedings concerning the status of the current Atlantic City cellular licensee, approval by the FCC of the transfer to the Company of the cellular license, other regulatory approvals and consents of third parties.

     ITEM 6.    Exhibits and Reports on Form 8-K

     (a) Exhibits required to be filed by Item 601 of Regulation S-K:

          10.1/*/ Credit Agreement, dated as of September 14, 1995, between Comcast Cellular Communications, Inc., the banks listed therein, The Bank of New York, Barclays Bank PLC, The Chase Manhattan Bank, N.A., PNC Bank, National Association, and The Toronto-Dominion Bank, as Arranging Agents, and Toronto Dominion (Texas), Inc., as Administrative Agent.

          10.2/*/ Credit Agreement, dated as of September 19, 1995, between Comcast Holdings, Inc., the banks listed therein, The Chase Manhattan Bank, N.A., as Arranging Agent, Bank of Montreal, CIBC Inc., The Long-term Credit Bank of Japan, Limited,
                    Royal Bank of Canada and Societe Generale, as Managing Agents, and The Chase Manhattan Bank, N.A., as Administrative Agent.

          10.3 The Comcast Corporation Retirement-Investment Plan, as amended and restated effective January 1, 1993 (revised through September 30, 1995) (incorporated by reference to
                    Exhibit 10.1 to the Form S-8 of Comcast Corporation filed on October 5, 1995).

          10.4 Defined Contribution Plans Master Trust Agreement Between Comcast Corporation and State Street Bank and Trust Company (incorporated by reference to Exhibit 10.2 to the Form S-8 of Comcast Corporation filed on October 5, 1995).

          27.1      Financial Data Schedule.

          /*/ Pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K, the Registrant agrees to furnish a copy of the referenced agreement to the Commission upon request.

     (b) Reports on Form 8-K - None

                      COMCAST CORPORATION AND SUBSIDIARIES
                                   FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 1995

                                   SIGNATURE

     Pursuant to the Requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        COMCAST CORPORATION







                                        /s/ Lawrence S. Smith
                                        ----------------------------------
                                            Lawrence S. Smith
                                            Senior Vice President
                                            Accounting and Administration
                                           (Chief Accounting Officer)



Date: November 14, 1995