Form 10-K
period 1995-12-31
COMCAST CORP
filed 1996-03-01
CIK 22301

================================================================
                                    FORM 10-K
                         ------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED] FOR THE FISCAL YEAR ENDED

                                DECEMBER 31, 1995

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
     FOR THE TRANSITION PERIOD FROM  ___________ TO ____________

                          Commission file number 0-6983

                            [GRAPHIC OMITTED - LOGO]


                              COMCAST CORPORATION


             (Exact name of registrant as specified in its charter)

          PENNSYLVANIA                            23-1709202
(State or other jurisdiction
of incorporation or organization)      (I.R.S. Employer Identification No.)

    1500 Market Street, Philadelphia, PA          19102-2148
  (Address of principal executive offices)        (Zip Code)

       Registrant's telephone number, including area code: (215) 665-1700
                        --------------------------------
           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                      NONE
                        ---------------------------------
           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
               Class A Common Stock, $1.00 par value
               Class A Special Common Stock, $1.00 par value
               3-3/8% / 5-1/2% Step-up Convertible Subordinated
                 Debentures Due 2005
               1-1/8% Discount Convertible Subordinated Debentures Due 2007
                          ----------------------------
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
       Yes     X                                                   No
                           --------------------------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [ ]
                           --------------------------

As of February 1, 1996, the aggregate market value of the Class A Common Stock and Class A Special Common Stock held by non-affiliates of the Registrant was not less than $688.6 million and $3.781 billion, respectively.

                           --------------------------

As of February 1, 1996, there were 193,169,033 shares of Class A Special Common Stock, 37,497,885 shares of Class A Common Stock and 8,786,250 shares of Class B Common Stock outstanding.
                           --------------------------

                       DOCUMENTS INCORPORATED BY REFERENCE
Part III - The Registrant's definitive Proxy Statement for its Annual Meeting of Shareholders presently scheduled to be held in June 1996.
        ================================================================

                               COMCAST CORPORATION
                          1995 FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS

                                     PART I

Item 1    Business............................................................1

Item 2    Properties.........................................................22

Item 3    Legal Proceedings..................................................22

Item 4    Submission of Matters to a Vote of Security Holders................22

Item 4A   Executive Officers of the Registrant...............................22

                                     PART II

Item 5    Market for the Registrant's Common Equity and
              Related Stockholder Matters....................................24

Item 6    Selected Financial Data............................................25

Item 7    Management's Discussion and Analysis of
              Financial Condition and Results of Operations..................26

Item 8    Financial Statements and Supplementary Data........................37

Item 9    Changes in and Disagreements with
              Accountants on Accounting and Financial Disclosure.............62

                                    PART III

Item 10   Directors and Executive Officers of the Registrant.................62

Item 11   Executive Compensation.............................................62

Item 12   Security Ownership of Certain Beneficial
              Owners and Management..........................................62

Item 13   Certain Relationships and Related Transactions.....................62

                                     PART IV

Item 14   Exhibits, Financial Statement Schedules and Reports
              on Form 8-K....................................................63

SIGNATURES ..................................................................71

                          ___________________________

This Annual Report on Form 10-K for the year ended December 31, 1995, at the time of filing with the Securities and Exchange Commission, modifies and supersedes all prior documents (other than the Company's Current Report on Form 8-K filed on December 19, 1995) filed pursuant to Sections 13, 14 and 15(d) of the Securities Exchange Act of 1934 for purposes of any offers or sales of any securities after the date of such filing pursuant to any Registration Statement or Prospectus filed pursuant to the Securities Act of 1933 which incorporates by reference this Annual Report.

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain information included in this Annual Report is forward looking, such as information relating to future capital expenditures and the effects of future regulation and competition. Such forward looking information involves important risks and uncertainties that could significantly affect expected results in the future from those expressed in any forward-looking statements made by, or on behalf of, the Company. These risks and uncertainties include, but are not limited to, uncertainties relating to economic conditions, acquisitions and divestitures, government and regulatory policies, the pricing and availability of equipment, materials, inventories and programming, technological developments and changes in the competitive environment in which the Company operates.

                                     PART I

ITEM 1    BUSINESS

Comcast Corporation and its subsidiaries (the "Company") is principally engaged in the development, management and operation of wired and wireless telecommunications and the provision of content. Wired telecommunications includes cable and telecommunications services in the United States ("US") and the United Kingdom ("UK"). Wireless telecommunications includes cellular services, personal communications services, provided through the Company's investment in Sprint Spectrum, and direct to home satellite television. Content is provided through QVC, Inc. and its subsidiaries ("QVC"), an electronic retailer, Comcast Content and Communication Corporation ("C3") and other programming investments (see "General Developments of Business"). The Company's consolidated domestic cable operations served more than 3.4 million subscribers and passed more than 5.5 million homes as of December 31, 1995. The Company owns a 50% interest in Garden State Cablevision L.P. ("Garden State"), a cable communications company serving approximately 200,000 subscribers and passing approximately 292,000 homes. In the UK, a subsidiary of the Company, Comcast UK Cable Partners Limited ("Comcast UK Cable"), holds ownership interests in four cable and telephony businesses that collectively have the potential to serve over 1.6 million homes. The Company provides cellular telephone communications services pursuant to licenses granted by the Federal Communications Commission ("FCC") in markets with a population of over 8.3 million, including the area in and around the City of Philadelphia, Pennsylvania, the State of Delaware and a significant portion of the State of New Jersey. Through QVC, the Company markets a wide variety of products and reaches over 52 million homes across the US and an additional 4 million in the UK.

The Company was organized in 1969 under the laws of the Commonwealth of Pennsylvania and has its principal executive offices at 1500 Market Street, Philadelphia, Pennsylvania, 19102-2148, (215) 665-1700.

                  FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

See Note 11 to the Company's consolidated financial statements for information about the Company's operations by industry segment.

                        GENERAL DEVELOPMENTS OF BUSINESS

Regulatory Developments

The Telecommunications Act of 1996 (the "1996 Telecom Act"), the most comprehensive reform of the nation's telecommunications laws since the Communications Act of 1934 (the "Communications Act"), became effective in February 1996. The 1996 Telecom Act will result in changes in the marketplace for cable communications, telephone and other telecommunications services (see "Description of the Company's Businesses - Wired Telecommunications - Cable Communications - Legislation and Regulation").

The Company has settled the majority of outstanding proceedings challenging its rates charged for regulated cable services. In December 1995, the FCC adopted an order approving a negotiated settlement of rate complaints pending against the Company for cable programming service tiers ("CPSTs") which provided approximately $6.6 million in refunds, plus interest, being given in the form of bill credits, to approximately 1.3 million of the Company's cable subscribers. This FCC order resolved 160 of the Company's benchmark rate cases covering the period September 1993 through July 1994 and 104 of the Company's cost-of-service cases for CPSTs covering the period September 1993 through December 1995. As part of the negotiated settlement, the Company agreed to forego certain inflation and external cost adjustments for systems covered by its cost-of-service filings for CPSTs. The FCC's order has been appealed to a federal appellate court by a local franchising authority whose rate complaint against the Company was resolved by the negotiated settlement. The Company currently is seeking to justify rates for basic cable services and equipment in certain of its cable systems in the State of Connecticut on the basis of a cost-of-service showing. The State of Connecticut has ordered the Company to reduce such rates and to make refunds to subscribers. The Company has appealed the Connecticut decision to the FCC. The Company's management believes that the ultimate resolution of these pending regulatory matters will not have a material adverse impact on the Company's financial position or results of operations.

Sprint Spectrum

Effective as of January 1996, the Company, Tele-Communications, Inc. ("TCI"), Cox Communications, Inc. ("Cox," and together with the Company and TCI, the "Cable Parents") and Sprint Corporation ("Sprint," and together with the Cable Parents, the "Parents"), and certain subsidiaries of the Parents (the "Partner Subsidiaries"), entered into a series of agreements relating to their previously announced joint venture (March 1995) to engage in the communications business. Under an Amended and Restated Agreement of Limited Partnership (the "Partnership Agreement") of MajorCo, L.P. (known as "Sprint Spectrum"), the business of Sprint Spectrum will be the provision of wireless telecommunications services and will not include the previously authorized business of providing local wireline communications services to residences and businesses. A partnership owned entirely by subsidiaries of the Company owns 15% of Sprint Spectrum. The Company accounts for its investment in Sprint Spectrum under the equity method.

Sprint Spectrum was the successful bidder for 29 personal communications services ("PCS") licenses in the auction conducted by the FCC from December 1994 through mid-March 1995. The purchase price for the licenses was approximately $2.11 billion, all of which has been paid to the FCC. Sprint Spectrum may also elect to bid in subsequent auctions for PCS licenses. In addition, Sprint Spectrum has invested, and may continue to invest, in other entities that hold PCS licenses, may acquire PCS licenses from other license holders and may affiliate with other license holders.

The Partner Subsidiaries have committed to contribute $4.2 billion in cash to Sprint Spectrum through 1997, of which the Company's share is $630.0 million. Of this funding requirement, the Company has made total cash capital contributions to Sprint Spectrum of $346.0 million through December 31, 1995. The Company anticipates that Sprint Spectrum's capital requirements over the next several years will be significant. Requirements in excess of committed capital are planned to be funded by Sprint Spectrum through external financing. Although it is anticipated that external financing will be available to Sprint Spectrum on acceptable terms and conditions, no assurances can be given as to such availability. The timing of the Company's remaining capital contributions to Sprint Spectrum is dependent upon a number of factors, including Sprint Spectrum's ability to obtain external financing as well as its working capital requirements.

Pursuant to separate Parent agreements, each Cable Parent and Sprint agreed to negotiate in good faith on a market- by-market basis for the provision of local wireline telephony services over the cable communications facilities of the applicable Cable Parent under the Sprint brand. Accordingly, local telephony offerings in each market will be the subject of individual agreements to be negotiated with Sprint, rather than being provided through Sprint Spectrum as originally contemplated. The offering of local wireline telephone services will require the removal of regulatory and legislative barriers to local telephone competition (see "Description of the Company's Businesses - Wired Telecommunications - Cable Communications - Legislation and Regulation"). Each Parent agreement also contains certain restrictions on the ability of each Parent to offer and promote, or package certain of its cable communications products or services with, certain products and services of other persons and requires the applicable Cable Parent to make its cable communications facilities available to Sprint for specified purposes to the extent that it has made such facilities available to certain others for such purposes.

The Partner Subsidiaries also terminated a contribution agreement pursuant to which they had agreed to contribute to Sprint Spectrum their respective interests in Teleport Communications Group Inc., TCG Partners and certain local joint ventures managed by such entities (collectively, "TCG"). TCG is one of the largest competitive access providers in the US in terms of route miles. The
Parents reaffirmed their intention to continue to attempt to integrate the business of TCG with that of Sprint Spectrum.

Scripps Cable

In October 1995, the Company announced its agreement to purchase the cable television operations ("Scripps Cable") of The E.W. Scripps Company ("E.W. Scripps") in exchange for shares of the Company's Class A Special Common Stock, par value $1.00 per share (the "Class A Special Common Stock" -- see Item 5 - "Market for the Registrant's Common Equity and Related Stockholder Matters"), worth $1.575 billion (the "Base Consideration"), subject to certain closing adjustments (the "Scripps Transaction"). Scripps Cable passes approximately 1.2 million homes and serves approximately 800,000 subscribers, with over 60% of its subscribers located in Sacramento, California and

Chattanooga and Knoxville, Tennessee. The purchase is expected to close in the second half of 1996, subject to shareholder and regulatory approval and certain other conditions.

Pursuant to the Agreement and Plan of Merger dated as of October 28, 1995 (the "Merger Agreement") by and among the Company, E.W. Scripps and Scripps Howard, Inc., a wholly owned subsidiary of E.W. Scripps, E.W. Scripps will distribute to its shareholders all assets other than Scripps Cable. Following such distribution, E.W. Scripps will be merged with and into the Company (the "Merger") and each share of E.W. Scripps common stock issued and outstanding immediately prior to the Merger will be converted into a portion of the shares of the Class A Special Common Stock to be paid as consideration in the Merger. Assuming (i) no adjustment has been made to the Base Consideration and (ii) the closing price of the Class A Special Common Stock is equal to the execution price ($20.075 per share), as such terms are defined in the Merger Agreement, the Company would issue to E.W. Scripps' shareholders an aggregate of approximately 78.5 million shares of Class A Special Common Stock in the Merger, subject to certain adjustments. Such shares would represent, in the aggregate, approximately 28.9% of the Class A Special Common Stock outstanding as of December 31, 1995, on a pro forma basis.

Share Repurchase Program

Concurrent with the announcement of the Scripps Transaction, the Company announced that its Board of Directors has authorized the repurchase of up to $500.0 million of its outstanding common equity securities. The Company expects such repurchases to be effected from time to time in the open market or in private transactions, subject to market conditions.

QVC

In February 1995, the Company and TCI acquired all of the outstanding stock of QVC not previously owned by them (approximately 65% of such shares on a fully diluted basis) for $46, in cash, per share (the "QVC Acquisition"), representing a total cost of approximately $1.4 billion. The QVC Acquisition, including the exercise of certain warrants held by the Company, was financed with cash contributions from the Company and TCI of $296.3 million and $6.6 million, respectively, borrowings of $1.1 billion under a $1.2 billion QVC credit facility and existing cash and cash equivalents held by QVC. Following the acquisition, the Company and TCI own, through their respective subsidiaries, 57.45% and 42.55%, respectively, of QVC. The Company, through a management agreement, is responsible for the day to day operations of QVC. The Company has accounted for the QVC Acquisition under the purchase method of accounting and QVC was consolidated with the Company effective February 1, 1995.


                     DESCRIPTION OF THE COMPANY'S BUSINESSES

                            WIRED TELECOMMUNICATIONS

Wired telecommunications consists primarily of the Company's domestic cable communications operations. The Company's other wired telecommunications businesses include its UK cable and telecommunications operations, along with the Company's interests in alternate access providers, such as TCG (see "General Developments of Business" - "Sprint Spectrum").

                              Cable Communications

General

A cable communications system receives signals by means of special antennae, microwave relay systems, earth stations and fiber optics. The system amplifies such signals, provides locally originated programs and ancillary services and distributes programs to subscribers through a fiber optic and coaxial cable system.

Cable communications systems generally offer subscribers the signals of all national television networks; local and distant independent, specialty and educational television stations; satellite-delivered non-broadcast channels; locally originated programs; educational programs; audio programming; video games; electronic retailing and public service announcements. In addition, each of the Company's systems offer, for an extra monthly charge, one or more premium services ("Pay Cable") such as Home Box Office(R), Cinemax(R), Showtime(R), The Movie Channel(TM),

Encore(R) and The (C)Disney Channel, which generally offer, without commercial interruption, feature motion pictures, live and taped sporting events, concerts and other special features. Substantially all of the Company's systems offer pay-per-view services, which permit a subscriber to order, for a separate fee, individual feature motion pictures and special event programs. The Company is field testing non-entertainment services such as cable modem, data transfer and other personal computer ("PC") based services ("Non-entertainment Services").

Cable communications systems are generally constructed and operated under non-exclusive franchises granted by state or local governmental authorities. Franchises typically contain many conditions, such as time limitations on commencement or completion of construction; conditions of service, including number of channels, types of programming and provision of free services to schools and other public institutions; and the maintenance of insurance and indemnity bonds. Cable franchises are subject to the Cable Communications Policy Act of 1984 (the "1984 Cable Act"), the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act," and together with the 1984 Cable Act, the "Cable Acts") and the 1996 Telecom Act (see "Legislation and Regulation"), as well as FCC, state and local regulations.

The Company's franchises typically provide for periodic payments to the governmental authority of franchise fees of up to 5% of revenues derived from cable operations. Franchises are generally nontransferable without the consent of the governmental authority. Many of the Company's franchises were granted for an initial term of 15 years. Although franchises historically have been renewed and, under the Cable Acts, should continue to be renewed for companies that have provided adequate service and have complied generally with franchise terms, renewal may be more difficult as a result of the 1992 Cable Act and may include less favorable terms and conditions. Furthermore, the governmental authority may choose to award additional franchises to competing companies at any time (see "Competition" and "Legislation and Regulation"). In addition, under the 1996 Telecom Act certain providers of programming services may be exempt from local franchising requirements.

Company's Systems

The table below sets forth a summary of Homes Passed and Cable Subscriber information for the Company's domestic cable communications systems for the five years ended December 31, 1995:

                                                                        December 31,
                                                1995 (5)     1994 (5)       1993         1992 (4)   1991 (4)
                                                --------     --------       ----         --------   --------
                                                                         (In thousands)
Homes Passed (1)(3)                             5,570        5,491           4,211        4,154      4,218

Cable Subscribers (2)(3)                        3,407        3,307           2,648        2,583      2,474

---------------

(1) A home is deemed "passed" if it can be connected to the distribution system without further extension of the transmission lines.
(2) A dwelling with one or more television sets connected to a system is counted as one Cable Subscriber.
(3) Consists of systems whose financial results are consolidated with those of the Company. Amounts do not include information for the Company's investment in Garden State or in other systems managed by the Company in which the Company has less than a 50% interest. As of December 31, 1995, total Homes Passed and Cable Subscribers for such entities were 327,000 and 223,000, respectively.
(4) Includes 50% of the Homes Passed and Cable Subscribers of Storer Communications, Inc. ("Storer") in 1991. Homes Passed decreased in 1992 due to the difference between 50% of the total of Storer's Homes Passed for 1991 and those Homes Passed received in the December 1992 split up of Storer between the Company and Storer's other 50% owner.
(5) Includes the consolidated systems acquired in the Company's 1994 purchase of the US cable television and alternative access operations of Maclean Hunter Limited.

Revenue Sources

The Company's cable communications systems offer varying levels of service, depending primarily on their respective channel capacities. As of December 31, 1995, a majority of the Company's systems had the capacity to carry in excess of 50 channels.

Monthly service rates and related charges vary in accordance with the type of service selected by the subscriber. The Company may receive an additional monthly fee for Pay Cable service, the charge for which varies with the type and level of service selected by the subscriber. Additional charges are often imposed for installation services, commercial subscribers, program guides and other services. The Company also generates revenue from pay-per-view services, advertising sales and commissions from electronic retailing. Subscribers typically pay on a monthly basis and generally may discontinue services at any time (see "Legislation and Regulation").

Programming and Suppliers

The Company generally pays either a monthly fee per subscriber or a percentage of the Company's gross receipts for programming. Some of the programming suppliers provide volume discount pricing structures and/or offer marketing support to the Company.

National manufacturers are the primary sources of supplies, equipment and materials utilized in the construction and upgrading of the Company's cable communications systems. Construction, rebuild and upgrade costs for these systems have increased during recent years and are expected to continue to increase as a result of the need to construct increasingly complex systems, overall demand for labor and other factors. The Company is unable to predict whether increases in such costs will have a material impact on its operations.

UK Activities

The Company beneficially owns a 31.2% equity interest and controls 81.9% of the total voting power of Comcast UK Cable. Comcast UK Cable is consolidated with the Company. As of December 31, 1995, Comcast UK Cable has equity interests in four operating companies (the "UK Operating Companies"): Birmingham Cable Corporation Limited ("Birmingham Cable"), in which Comcast UK Cable owns a 27.5% interest, Cable London PLC ("Cable London"), in which Comcast UK Cable owns a 49.0% interest, Cambridge Holding Company Limited ("Cambridge Cable"), in which Comcast UK Cable owns a 50.0% interest and a 100% interest in the franchises for Darlington and Teesside, England ("Teesside"). The UK Operating Companies hold exclusive cable television licenses and non-exclusive telecommunications licenses and provide integrated cable television, residential telephony and business telecommunications services to subscribers in their respective franchise areas.

In December 1995, Comcast UK Cable and the parent company of Singapore Telecommunications Limited ("SingTel") executed a Share Exchange Agreement relating to the exchange (the "SingTel Transaction") by SingTel of its 50% interest in Cambridge Cable and certain loans made to Cambridge Cable for approximately 8.9 million of Comcast UK Cable's Class A Common Shares and (pound)3.7 million, subject to certain closing adjustments. If the SingTel Transaction is consummated, which is anticipated to occur in the first half of 1996, Comcast UK Cable would begin consolidating the financial position and results of operations of Cambridge Cable. Upon consummation of the SingTel Transaction, the Company will beneficially own a 25.7% equity interest in and control 77.6% of the total voting power of Comcast UK Cable. Consummation of the SingTel Transaction is subject to a number of conditions, including the receipt of necessary regulatory approvals.

UK Operating Companies' Systems

The table  below  sets  forth  Homes  Passed,  Cable  Subscriber  and  Telephony
Subscriber information for the UK Operating Companies' cable communications systems for the five years ended December 31, 1995.

                                                                        December 31,
                                                1995         1994           1993         1992       1991
                                                ----         ----           ----         ----       ----
                                                                         (In thousands)
Homes Passed (1) (2)
Birmingham Cable                                  292          227             156          104         39
Cable London                                      246          171             121           78         49
Cambridge Cable                                   151          115              75           36          5
Teesside                                           40

Cable Subscribers (2) (3)
Birmingham Cable                                   88           73              55           35         12
Cable London                                       52           42              30           20          9
Cambridge Cable                                    36           30              16            6          1
Teesside                                           14

Telephony Subscribers (2) (4)
Birmingham Cable                                   83           59              36           23          3
Cable London                                       41           32              18           12          3
Cambridge Cable                                    44           34              12
Teesside                                           20

(1) A home is deemed "passed" if it can be connected to the distribution system without further extension of the transmission lines.
(2) Homes Passed, Cable Subscribers and Telephony Subscribers have not been adjusted for the Company's proportionate ownership interests in the respective UK Operating Companies.
(3) A dwelling with one or more television sets connected to a system is counted as one Cable Subscriber.
(4) A dwelling with one or more telephone lines connected to a system is counted as one Telephony Subscriber.

Teesside commenced construction of a cable telecommunications network to serve its franchises in the third quarter of 1994 and added its initial cable and telephony subscribers in June 1995. When build-out of the UK Operating Companies' systems is complete, these systems will have the potential to serve approximately 1.6 million homes and the businesses within their franchise areas. Based on its December 31, 1995 proportionate ownership interests in the UK Operating Companies, Comcast UK Cable's interests represent the potential to serve approximately 835,000 homes.

Competition

Cable communications systems face competition from alternative methods of receiving and distributing television signals and from other sources of news, information and entertainment such as off-air television broadcast programming, newspapers, movie theaters, live sporting events, interactive computer services and home video products, including videotape cassette recorders. The extent to which a cable communications system is competitive depends, in part, upon the cable system's ability to provide, at a reasonable price to consumers, a greater variety of programming and other communications services than are available off-air or through other alternative delivery sources (see "Legislation and Regulation") and upon superior technical performance and customer service.

The 1996 Telecom Act will make it easier for local exchange telephone companies ("LECs") and others to provide a wide variety of video services competitive with services provided by cable systems and to provide cable services directly to subscribers (see "Legislation and Regulation"). Various LECs currently are seeking to provide video services within their telephone service areas through a variety of distribution methods. Cable systems could be placed at a competitive disadvantage if the delivery of video services by LECs becomes widespread since LECs may not be required, under certain circumstances, to obtain local franchises to deliver such video services or to comply with the variety of obligations imposed upon cable systems under such franchises (see "Legislation and Regulation"). Issues of cross-subsidization by LECs of video and telephony services also pose strategic disadvantages for cable operators seeking to compete with LECs who provide video services. The Company cannot predict at this time the likelihood of success of video service ventures by LECs or the impact on the Company of such competitive ventures.

Cable communications systems generally operate pursuant to franchises granted on a non-exclusive basis. The 1992 Cable Act gives local franchising authorities jurisdiction over basic cable service rates and equipment in the absence of "effective competition," prohibits franchising authorities from unreasonably denying requests for additional franchises and permits franchising authorities to operate cable systems (see "Legislation and Regulation"). Well- financed businesses from outside the cable industry (such as the public utilities that own certain of the poles on which cable is attached) may become competitors for franchises or providers of competing services (see "Legislation and Regulation - The 1996 Telecom Act"). The costs of operating a cable system where a competing service exists will be substantially greater than if there were no competition present. Competition exists in several of the Company's systems. In addition, LECs in various states have announced plans to compete with various of the Company's cable communications systems.

Cable operators face additional competition from private satellite master antenna television ("SMATV") systems that serve condominiums, apartment and office complexes and private residential developments. The operators of these SMATV systems often enter into exclusive agreements with building owners or homeowners' associations. While the 1984 Cable Act gives a franchised cable operator the right to use existing compatible easements within its franchise area on nondiscriminatory terms and conditions, there have been conflicting judicial decisions interpreting the scope of the access right granted to serve such private property. Various states have enacted laws to provide franchised cable systems access to such private complexes. These laws have been challenged in the courts with varying results. Due to the widespread availability of reasonably priced earth stations, SMATV systems now can offer both improved reception of local television stations and many of the same satellite-delivered program services offered by franchised cable systems. The ability of the Company to compete for subscribers in residential and commercial developments served by SMATV operators is uncertain. The 1996 Telecom Act gives cable operators greater flexibility with respect to pricing of cable communications services provided to subscribers in residential and commercial developments. It also broadens the definition of SMATV systems not subject to regulation as a franchised cable communications service.

The  availability  of  reasonably-priced  home  satellite  dish  earth  stations
("HSDs") enables individual households to receive many of the satellite-delivered program services formerly available only to cable subscribers. Furthermore, the 1992 Cable Act contains provisions, which the FCC has implemented with regulations, to enhance the ability of cable competitors to purchase and make available to HSD owners certain satellite-delivered cable programming at competitive costs.

In recent years, the FCC and the Congress have adopted policies providing a more favorable operating environment for new and existing technologies that provide, or have the potential to provide, substantial competition to cable systems. These technologies include, among others, the direct broadcast satellite ("DBS") service whereby signals are transmitted by satellite to receiving facilities located on the premises of subscribers. Programming is currently available to the owners of HSDs through conventional, medium and high-powered satellites. Primestar Partners L.P. ("Primestar"), a consortium comprised of cable operators, including the Company and a satellite company, commenced operation in 1990 of a medium-power DBS satellite system using the Ku portion of the frequency spectrum and currently provides service consisting of approximately 95 channels of programming, including broadcast signals and pay-per-view services. DirecTV, which recently added AT&T Corp. as an investor, began offering nationwide high-power DBS service in 1994 accompanied by extensive marketing efforts. Several other major companies are preparing to develop and operate high-power DBS systems, including MCI Communications Corp. and News Corp. DBS systems are expected to use video compression technology to increase the channel capacity of their systems to provide movies, broadcast stations and other program services competitive with those of cable systems. The extent to which DBS systems are competitive with the service provided by cable systems depends, among other things, on the availability of reception equipment at reasonable prices and on the ability of DBS operators to provide competitive programming.

Cable communications systems also compete with wireless program distribution services such as multichannel, multipoint distribution service ("MMDS") which use low-power microwave frequencies to transmit video programming over-the-air to subscribers. There are MMDS operators who are authorized to provide or are providing broadcast and satellite programming to subscribers in areas served by the Company's cable systems. Recently, several Regional Bell Operating Companies ("BOCs") acquired significant interests in major MMDS companies operating in certain of the Company's cable service areas. Additionally, the FCC has pending a rulemaking proceeding in which it proposed to allocate frequencies in the 28 GHz band for a new multichannel wireless video service similar to MMDS. The Company is unable to predict whether wireless video services will have a material impact on its operations.

Other new technologies may become competitive with Non-entertainment Services that cable communications systems can offer. The FCC has authorized television broadcast stations to transmit textual and graphic information useful both to consumers and businesses. The FCC also permits commercial and non-commercial FM stations to use their subcarrier frequencies to provide non-broadcast services including data transmissions. The FCC established an over-the-air Interactive Video and Data Service that will permit two-way interaction with commercial and educational programming along with informational and data services. LECs and other common carriers also provide facilities for the transmission and distribution to homes and businesses of interactive computer-based services, including the Internet, as well as data and other non-video services. The FCC has conducted spectrum auctions for licenses to provide PCS. PCS will enable license holders, including cable operators, to provide voice and data services (see "Wireless Telecommunications - Cellular Telephone Communications - Competition").

Advances in communications technology as well as changes in the marketplace and the regulatory and legislative environment are constantly occurring. Thus, it is not possible to predict the effect that ongoing or future developments might have on the cable communications industry.

Legislation and Regulation

The Cable Acts and the 1996 Telecom Act amended the Communications Act and established a national policy to guide the development and regulation of cable systems. Principal responsibility for implementing the policies of the Cable Acts is allocated between the FCC and state or local franchising authorities. In addition, legislative and regulatory proposals by the Congress and federal agencies, particularly the approximately eighty (80) rulemakings at the FCC resulting from the 1996 Telecom Act and the many state regulatory proceedings necessary to implement the 1996 Telecom Act, may materially affect the cable communications industry. The following is a summary of federal laws and regulations materially affecting the growth and operation of the cable communications industry and a description of certain state and local laws.

The 1996 Telecom Act

The  1996  Telecom  Act,   the  most   comprehensive   reform  of  the  nation's
telecommunications laws since the Communications Act, became effective in February 1996. The 1996 Telecom Act will result in changes in the marketplace for cable communications, telephone and other telecommunications services. Although the long-term goal of this Act is to promote competition and decrease regulation of these industries, in the short-term the law delegates to the FCC (and in some cases the states) broad new rulemaking authority. The new law requires many of these rulemakings to be completed in a limited period of time. The following is a brief summary of the important features of the 1996 Telecom Act that will affect the cable communications, telephone and other telecommunications industries.

Cable Communications. The 1996 Telecom Act deregulates rates for CPSTs in March 1999 for large Multiple System Operators ("MSOs"), such as the Company, and immediately for certain small operators. Deregulation will occur sooner for systems in markets where comparable video services, other than DBS, are offered by the LECs, or their affiliates, or by a third parties utilizing the LECs' facilities or where "effective competition" is established under the 1992 Cable Act. The 1996 Telecom Act also modifies the uniform rate provisions of the 1992 Cable Act by prohibiting regulation of bulk discount rates offered to subscribers in commercial and residential developments and permits regulated equipment rates to be computed by aggregating costs of broad categories of equipment at the franchise, system, regional or company level. The 1996 Telecom Act eliminates the right of individual subscribers to file rate complaints with the FCC concerning certain CPSTs and requires the FCC to issue a final order within 90 days after receipt of CPST rate complaints filed by any franchising authority after the date of enactment of the 1996 Telecom Act. The 1996 Telecom Act also modifies the existing statutory provisions governing cable system technical standards, equipment compatibility, subscriber notice requirements and program access, permits certain operators to include losses incurred prior to September 1992 in setting regulated rates and repeals the three-year anti-trafficking prohibition adopted in the 1992 Cable Act.

The 1996 Telecom Act eliminates the requirement that LECs obtain FCC approval under Section 214 of the Communications Act before providing video services in their telephone service areas and removes the telephone company/cable television cross-ownership prohibition that had been codified by the 1984 Cable Act, thereby facilitating the ability of the LECs to offer video services in their telephone service areas. LECs may provide service as traditional cable operators with local franchises or they may opt to provide their programming over unfranchised "open video systems," in which case they must set aside a portion of their channel capacity for use by unaffiliated program distributors and satisfy certain other requirements. Under certain circumstances, cable operators also may elect to offer services through open video systems. The 1996 Telecom Act also prohibits a LEC from acquiring a cable operator in its telephone service area except in limited circumstances.

Telephone. The 1996 Telecom Act removes barriers to entry in the local telephone exchange market that is now monopolized by the seven BOCs and other LECs by preempting state and local laws that restrict competition and by requiring all LECs to provide nondiscriminatory access and interconnection to potential competitors, such as cable operators and long distance companies. At the same time, the new law eliminates the prospective effects of the AT&T, GTE and McCaw consent decrees and permits the BOCs to enter the market for long distance services (through a separate subsidiary) after they meet a series of requirements intended to open their telephone service areas to competition. The 1996 Telecom Act also permits interstate utility companies to enter the telecommunications market.

While the 1996 Telecom Act imposes new requirements with regard to interconnection, it also directs the FCC to substantially relax much of its regulation of LECs to promote competition. The new law also eliminates or streamlines many of the requirements applicable to LECs, such as the requirement to obtain prior approval of construction or acquisition of new plant. In addition, the 1996 Telecom Act requires the FCC and states to review universal service programs and encourage access to advanced telecommunications services by schools, libraries and other public institutions.

Other Telecommunications Services. In addition to these provisions governing regulation of specific segments of the market, the 1996 Telecom Act also contains provisions regulating the content of video programming and computer services. Specifically, the new law prohibits the use of computer services to transmit "indecent" material to minors. The 1996 Telecom Act also requires the FCC to prescribe guidelines for a ratings system for violent and indecent video programming and requires all new television sets to contain a so-called "V-chip" capable of blocking all programs with a given rating. The new law substantially relaxes current broadcast ownership rules by eliminating the 12 station limit for television station ownership, and, instead, limiting ownership to stations with a potential aggregate reach of 35 percent of television households in the US and eliminating the network/cable cross-ownership prohibition.

Rate Regulation

Prior to April 1993, virtually all of the Company's cable systems were free to adjust cable rates without first obtaining governmental approval. The 1992 Cable Act authorized rate regulation for cable communications services and equipment in communities that are not subject to "effective competition," as defined in the 1992 Cable Act and as amended by the 1996 Telecom Act. Virtually all cable communications systems are now subject to rate regulation for basic cable service and equipment by local officials under the oversight of the FCC, which has prescribed detailed criteria for such rate regulation. The 1992 Cable Act also requires the FCC to resolve complaints about rates for CPSTs (other than programming offered on a per channel or per program basis, which programming is not subject to rate regulation) and to reduce any such rates found to be unreasonable. The 1996 Telecom Act provides for rate deregulation (see "The 1996 Telecom Act").

In April 1993, the FCC adopted regulations in accordance with the 1992 Cable Act governing rates that may be charged to subscribers for basic cable service and certain CPSTs (together, the "Regulated Services") and ordered an interim freeze on existing rates. The FCC's rate regulations became effective in September 1993 and the FCC's rate freeze was extended until the earlier of May 1994 or the date on which a cable system's basic cable service rate was regulated by a franchising authority.

In implementing the 1992 Cable Act, the FCC adopted a benchmark methodology as the principal method of regulating rates for Regulated Services. Cable operators were also permitted to justify rates using a cost-of-service methodology. As of September 1993, cable operators whose then current rates were above FCC benchmark levels were required, absent a successful cost-of-service showing, to reduce such rates to the benchmark level or by up to 10% of those rates in effect on September 30, 1992, whichever reduction was less, adjusted for equipment costs, inflation and programming modifications occurring subsequent to September 30, 1992. Effective May 1994, the FCC modified its benchmark methodology to require reductions of up to 17% of the rates for Regulated Services in effect on September 30, 1992, adjusted for inflation, programming modifications, equipment costs and increases in certain operating costs. In July 1994, the Company reduced rates for Regulated Services in the majority of its cable systems to comply with the FCC's modified benchmarks and regulations.

The FCC's initial "Going Forward" regulations limited rate increases for Regulated Services after the establishment of an initial regulated rate to an inflation-indexed amount plus increases for channel additions and certain external costs beyond the cable operator's control, such as franchise fees, taxes and increased programming costs. Under these regulations, cable operators are entitled to take a 7.5% mark-up on certain programming cost increases. In November 1994, the FCC modified these regulations and instituted an alternative three-year flat fee mark-up plan for charges relating to new channels added to the CPST. As of January 1995, cable operators were permitted to charge subscribers for channels added to the CPST after May 1994, at a monthly rate of up to 20 cents per added channel, up to a total of $1.20 plus an additional 30 cents for programming license fees per subscriber over the first two years of the three-year period; cable operators may charge an additional 20 cents plus the cost of the programming in the third year (1997) for one additional channel added in that year. Alternatively, operators may increase rates by the amount of any programming license fees in connection with such added channels, provided that the total monthly rate increase per subscriber for the added channels, including license fees, does not exceed $1.50 over the first two years, and $1.70, plus any increase in the license fees for the added channels, in the third year. Operators must make a one-time election to use either the 20 cents per channel adjustment or the 7.5% mark-up on programming cost increases for all channels added after December 31, 1994. The FCC is currently considering whether to modify or eliminate the regulation allowing operators to receive the 7.5% mark-up on increases in existing programming license fees. In September 1995, the FCC authorized a new, alternative method of implementing rate adjustments which will allow cable operators to increase rates for Regulated Services annually on the basis of projected increases in external costs (inflation, costs for programming, franchise-related obligations, and changes in the number of regulated channels) rather than on the basis of cost increases incurred in the preceding calendar quarter. Operators that elect not to recover all of their accrued external costs and inflation pass-throughs each year may recover them (with interest) in subsequent years.

In November 1994, the FCC adopted regulations permitting cable operators to create new product tiers ("NPT") that will not be subject to rate regulation if certain conditions are met. The FCC also revised its previously adopted policy and concluded that packages of a la carte services are subject to rate regulation by the FCC as CPSTs. Because of the uncertainty created by the FCC's prior a la carte package guidelines, the FCC will allow cable operators, including the Company, under certain circumstances, to treat previously offered a la carte packages as NPTs.

Franchising authorities are empowered to regulate the rates charged for additional outlets and for the installation, lease and sale of equipment used by subscribers to receive the basic cable service tier, such as converter boxes and remote control units. The FCC's rules require franchising authorities to regulate these rates on the basis of actual cost plus a reasonable profit, as defined by the FCC. The 1996 Telecom Act requires the FCC to revise its regulations to permit operators to compute regulated equipment rates by aggregating costs of broad categories of equipment at the franchise, system, regional or company level. In November 1995, the FCC initiated a general rulemaking proposal that permits cable operators to price services uniformly across multiple franchise areas, as well as regional areas. If the FCC adopts the proposals, cable operators that provide service to clusters of systems would be permitted to charge uniform rates across large geographic areas. Because the proposal is designed to be revenue neutral, it would not affect the overall revenue that operators receive, but administrative and marketing costs could be reduced.

Cable operators required to reduce rates may also be required to refund overcharges with interest. Rate reductions will not be required where a cable operator can demonstrate that existing rates for Regulated Services are justified and reasonable using cost-of-service guidelines. In November 1993, the FCC ruled that operators choosing to justify rates through a cost-of-service submission must do so for all Regulated Services. In February 1994, the FCC adopted interim cost-of-service regulations establishing, among other things, the rebuttable presumptions of an industry-wide 11.25% after tax rate of return on an operator's allowable rate base and that acquisition costs above original historic book value of tangible assets should be excluded from the allowable rate base. In December 1995, the FCC adopted final cost-of-service rate regulations requiring, among other things, cable operators to exclude 34% of system acquisition costs related to intangible and tangible assets used to provide Regulated Services. The FCC also reaffirmed the industry-wide 11.25% after tax rate of return on an operator's allowable rate base, but initiated a further rulemaking in which it proposes to use an operator's actual debt cost and capital structure to determine an operator's cost of capital or rate of return.

The Company has settled the majority of outstanding proceedings challenging its rates charged for regulated cable services. In December 1995, the FCC adopted an order approving a negotiated settlement of rate complaints pending against the Company for CPSTs which provided approximately $6.6 million in refunds, plus interest, being given in the form of bill credits, to approximately 1.3 million of the Company's cable subscribers. This FCC order resolved 160 of the Company's benchmark rate cases covering the period September 1993 through July 1994 and 104 of the Company's cost-of-service cases for CPSTs covering the period September 1993 through December 1995. As part of the negotiated settlement, the Company agreed to forego certain inflation and external cost adjustments for systems covered by its cost-of-service filings for CPSTs. The FCC's order has been appealed to a federal appellate court by a local franchising authority whose rate complaint against the Company was resolved by the negotiated settlement. The Company currently is seeking to justify rates for basic cable services and equipment in certain of its cable systems in the State of Connecticut on the basis of a cost-of-service showing. The State of Connecticut has ordered the Company to reduce such rates and to make refunds to subscribers. The Company has appealed the Connecticut decision to the FCC. The Company's management believes that the ultimate resolution of these pending regulatory matters will not have a material adverse impact on the Company's financial position or results of operations.

In June 1995, the US Court of Appeals for the District of Columbia Circuit substantially upheld the cable rate regulations adopted by the FCC pursuant to the 1992 Cable Act. In February 1996, the US Supreme Court declined to review the circuit court decision.

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

Must Carry/Retransmission Consent. The 1992 Cable Act contains broadcast signal carriage requirements that allow local commercial television broadcast stations to elect once every three years to require a cable system to carry the station, subject to certain exceptions, or to negotiate for "retransmission consent" to carry the station. A cable system generally is required to devote up to one-third of its activated channel capacity for the carriage of local commercial television stations whether pursuant to the mandatory carriage or retransmission consent requirements of the 1992 Cable Act. Local non-commercial television stations are also given mandatory carriage rights; however, such stations are not given the option to negotiate retransmission consent for the carriage of their signals by cable systems. Additionally, cable systems are required to obtain retransmission consent for all "distant" commercial television stations (except for commercial satellite-delivered independent "superstations" such as WTBS), commercial radio stations and certain low power television stations carried by such systems after October 1993. In April 1993, a special three-judge federal district court issued a decision upholding the constitutional validity of the mandatory signal carriage requirements. In June 1994, the US Supreme Court vacated this decision and remanded it to the district court to determine, among other matters, whether the statutory carriage requirements are necessary to preserve the economic viability of the broadcast industry. In December 1995, the district court upheld the mandatory carriage requirements of the 1992 Cable Act. In February 1996, the Supreme Court agreed to review this decision of the district court. The Company cannot predict the ultimate outcome of this litigation. Pending action by the Supreme Court, the mandatory broadcast signal carriage requirements remain in effect.

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

Franchise Procedures. The 1984 Cable Act affirms the right of franchising authorities (state or local, depending on the practice in individual states) to award one or more franchises within their jurisdictions and prohibits non-grandfathered cable systems from operating without a franchise in such jurisdictions. The 1992 Cable Act encourages competition with existing cable systems by (i) allowing municipalities to operate their own cable systems without franchises; (ii) preventing franchising authorities from granting exclusive franchises or from unreasonably refusing to award additional franchises covering an existing cable system's service area; and (iii) prohibiting (with limited exceptions) the common ownership of cable systems and co-located MMDS or SMATV systems. In January, 1995, the FCC relaxed its restrictions on ownership of SMATV systems to permit a cable operator to acquire SMATV systems in the operator's existing franchise area so long as the programming services provided through the SMATV system are offered according to the terms and conditions of the cable operator's local franchise agreement.

The 1984 Cable Act also provides that in granting or renewing franchises, local authorities may establish requirements for cable-related facilities and equipment, but not for video programming or information services other than in broad categories. Among the more significant provisions of the 1984 Cable Act is a limitation on the payment of franchise fees to 5% of cable system revenues and the opportunity for the cable operator to obtain modification of franchise requirements by the franchise authority or judicial action if warranted by changed circumstances. The Company's franchises typically provide for payment of fees to franchising authorities of 5% of "revenues" (as defined by each franchise agreement), which fees may be passed on to subscribers.

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

Various courts have considered whether franchising authorities have the legal right to limit franchise awards to a single cable operator and to impose certain substantive franchise requirements (e.g. access channels, universal service and other technical requirements). These decisions have been somewhat inconsistent and, until the US Supreme Court rules definitively on the scope of cable operators' First Amendment protections, the legality of the franchising process generally and of various specific franchise requirements is likely to be in a state of flux.

Ownership Limitations. Pursuant to the 1992 Cable Act, the FCC adopted rules prescribing national subscriber limits and limits on the number of channels that can be occupied on a cable system by a video programmer in which the operator has an attributable interest. The effectiveness of these FCC horizontal ownership limits has been stayed because a federal district court found the statutory limitation to be unconstitutional. An appeal of that decision is pending. The 1996 Telecom Act eliminates the statutory prohibition on the common ownership, operation or control of a cable system and a television broadcast station in the same service area and directs the FCC to eliminate its regulatory restrictions on cross-ownership of cable systems and national broadcasting networks and to review its broadcast-cable ownership restrictions to determine if they are necessary in the public interest.

LEC Ownership of Cable Systems. The 1984 Cable Act, FCC regulations, and the 1982 federal court consent decree that settled the antitrust suit against AT&T regulated the provision of video programming and other information services by LECs. The statutory provision and corresponding FCC regulations are of particular competitive importance because LECs already own much of the plant necessary for cable communications operations, such as poles, underground conduit and associated rights-of-way. The 1996 Telecom Act makes far-reaching changes in the regulation of LECs that provide cable services. The new law eliminates current legal barriers to competition in the local telephone and cable communications businesses, preempts legal barriers to competition that previously existed in state and local laws and regulations, and sets basic standards for relationships between telecommunications providers (see "The 1996 Telecom Act"). The FCC and, in some cases, states are required to conduct numerous rulemaking proceedings to implement the 1996 Telecom Act. The ultimate outcome of these rulemakings, and the ultimate impact of the 1996 Telecom Act or any final regulations adopted pursuant to the new law on the Company or its businesses cannot be determined at this time.

Pole Attachment. The Communications Act requires the FCC to regulate the rates, terms and conditions imposed by public utilities for cable systems' use of utility pole and conduit space unless state authorities can demonstrate that they adequately regulate pole attachment rates, as is the case in certain states in which the Company operates. In the absence of state regulation, the FCC administers pole attachment rates on a formula basis. In some cases, utility companies have increased pole attachment fees for cable systems that have installed fiber optic cables and that are using such cables for the distribution of non-video services. The FCC concluded that, in the absence of state regulation, it has jurisdiction to determine whether utility companies have justified their demand for additional rental fees and that the Communications Act does not permit disparate rates based on the type of service provided over the equipment attached to the utility's pole. The 1996 Telecom Act modifies the current pole attachment provisions of the Communications Act by immediately permitting certain providers of telecommunications services to rely upon the protections of the current law and by requiring that utilities provide cable systems and telecommunications carriers with nondiscriminatory access to any pole, conduit or right-of-way controlled by the utility. Additionally, within two years of enactment of the 1996 Telecom Act, the FCC is required to adopt new regulations to govern the charges for pole attachments used by companies providing telecommunications services, including cable operators. These new pole attachment regulations will become effective five years after enactment of the 1996 Telecom Act, and any increase in attachment rates resulting from the FCC's new regulations will be phased in equal annual increments over a period of five years beginning on the effective date of the new FCC regulations.

Other Statutory Provisions. The 1992 Cable Act and the 1996 Telecom Act preclude video programmers affiliated with cable companies or common carriers providing video programming directly to subscribers from favoring the affiliated company over competitors and requires such programmers to sell their programming to other multichannel video distributors. This provision limits the ability of cable program suppliers affiliated with cable companies or common carriers providing video programming to offer exclusive programming arrangements to their affiliates. The Cable Acts also include provisions, among others, concerning horizontal and vertical ownership of cable systems, customer service, subscriber privacy, commercial leased access channels, marketing practices, equal employment opportunity, franchise renewal and transfer, award of franchises, obscene or indecent programming, regulation of technical standards and equipment compatibility. The FCC has adopted regulations implementing many of these statutory provisions and it has received numerous petitions requesting reconsideration of various aspects of its rulemaking proceedings.

Other FCC Regulations. In addition to the FCC regulations noted above, there are other FCC regulations covering such areas as equal employment opportunity, syndicated program exclusivity, network program non-duplication, registration of cable systems, maintenance of various records and public inspection files, microwave frequency usage, lockbox availability, origination cablecasting and sponsorship identification, antenna structure notification, marking and lighting, carriage of local sports programming, application of rules governing political broadcasts, limitations on advertising contained in non-broadcast children's programming, consumer protection and customer service, leased commercial access, ownership of home wiring, indecent programming, programmer access to cable systems, programming agreements, technical standards, consumer electronics equipment compatibility and DBS implementation. The FCC has the authority to enforce its regulations through the imposition of substantial fines, the issuance of cease and desist orders and/or the imposition of other administrative sanctions, such as the revocation of FCC licenses needed to operate certain transmission facilities often used in connection with cable operations.

Other bills and administrative proposals pertaining to cable communications have previously been introduced in Congress or considered by other governmental bodies over the past several years on matters such as rate regulation, customer service standards, sports programming, franchising and copyright. It is probable that further attempts will be made by Congress and other governmental bodies relating to the regulation of communications services.

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

In October 1989, the special rate court of the US District Court for the Southern District of New York imposed interim rates on the cable industry's use of ASCAP-controlled music. Payment of these rates by cable programmers secures licenses that cover the use of the music licensed by ASCAP by both the cable programmers and their cable operator affiliates. A special rate court was recently created for the other major music performing rights society, BMI, to establish rates for the use of BMI-controlled music. BMI and cable industry representatives recently concluded negotiations for a standard licensing agreement covering the performance of BMI music contained in advertising and other information inserted by operators into cable programming and on certain local access and origination channels carried on cable systems. The Company's settlement with BMI did not have a significant impact on the Company's financial position or results of operations. ASCAP and cable industry representatives have met to discuss the development of a standard licensing agreement covering ASCAP-controlled music in local origination and access channels and pay-per-view programming.

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

The cable television licenses held by the relevant subsidiaries of the UK Operating Companies were issued under the UK Cable Act for 15-year periods and are scheduled to expire beginning in late 2004. The telecommunications licenses held by these subsidiaries of the UK Operating Companies are for 23-year periods and are scheduled to expire beginning in late 2012.

                           WIRELESS TELECOMMUNICATIONS

The Company's wireless telecommunications operations primarily consist of the Company's cellular telephone communications operations. The Company's other wireless telecommunications businesses includes its DBS operations, including the Company's investment in Primestar (see "Wired Telecommunications - Cable Communications - Competition"), and its interest in Sprint Spectrum, which has acquired 29 PCS licenses and is in the process of developing operations to provide telecommunications services (see "General Developments of Business - Sprint Spectrum").

                        Cellular Telephone Communications

General

The Company is engaged in the development, management and operation of cellular telephone communications systems in various service areas pursuant to licenses granted by the FCC. Each service area is divided into segments referred to as "cells" equipped with a receiver, signaling equipment and a low-power transmitter. The use of low-power transmitters and the placement of cells close to one another permits re-use of frequencies, thus substantially increasing the volume of calls capable of being handled simultaneously over the number handled by conventional mobile telephone systems. Each cell has a coverage area generally ranging from one to more than 25 miles. A cellular telephone system includes a computerized central switching facility known as the mobile telephone switching office ("MTSO") which controls the automatic transfer of calls, coordinates calls to and from cellular telephones and connects calls to the LEC or to an interexchange carrier. The MTSO also records information on system usage and subscriber statistics.

Each cell's facilities monitor the strength of the signal returned from the subscriber's cellular telephone. When the signal strength declines to a predetermined level and the transmission strength is greater at another cell in or interconnected with the system, the MTSO automatically and instantaneously passes the mobile user's call in progress to the other cell without disconnecting the call ("hand off"). Interconnection agreements between cellular telephone system operators and various LECs and interexchange carriers establish the manner in which the cellular telephone system integrates with other telecommunications systems.

As required by the FCC, all cellular telephones are designed for compatibility with cellular systems in all markets within the US so that a cellular telephone may be used wherever cellular service is available. Each cellular telephone system in the US uses one of two groups of channels, termed "Block A" and "Block B," which the FCC has allotted for cellular service. Minor adjustments to cellular telephones may be required to enable the subscriber to change from a cellular system on one frequency block to a cellular system on the other frequency block.

While most MTSOs process information digitally, most radio transmission of cellular telephone calls is done on an analog basis. Digital transmission of cellular telephone calls offers advantages, including improved voice quality under certain conditions, larger system capacity and the potential for lower incremental costs for additional subscribers. The FCC allows carriers to provide digital service and requires cellular carriers to provide analog service. The Company's conversion from analog to digital radio technology is expected to commence in 1997 and to take a number of years.

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

Reciprocal agreements among cellular telephone system operators allow their respective subscribers ("roamers") to place and receive calls in most service areas throughout the country. Roamers are charged rates which are generally at a premium to the regular service rate. In recent years, cellular carriers have experienced increased fraud associated with roamer service, including Electronic Serial Number ("ESN") cloning. The Company and other carriers have taken steps to combat roamer fraud, but it is uncertain to what extent roamer fraud will continue. In 1995, the Company implemented a number of features which it believes will decrease the incidents of fraudulent use of its systems. Among these are Personal Identification Numbers ("PINs"), which are required to be used by a majority of the Company's customers, and the Company's Security Zone feature which restricts customer usage outside the Company's consolidated footprint. The Company has established interoperability with the Washington-Baltimore cellular provider, and is currently working on interoperability with the New York cellular provider, to permit its customers' use of both PINs and Security Zone in neighboring systems frequented by the Company's customers.

In addition, the Company is evaluating the implementation of authentication and RF fingerprinting technologies which will associate ESN/mobile number combinations with particular cellular telephone units. The use of digital technologies also purportedly will make it more difficult to commit cellular fraud.

Allegations of harmful effects from the use of hand-held cellular phones have caused the cellular industry to fund additional research to review and update previous studies concerning the safety of the emissions of electromagnetic energy from cellular phones. In August 1993, the FCC adopted a notice of proposed rulemaking to consider the incorporation of the new standard for radiofrequency exposure adopted by the American National Standards Institute in association with the Institute of Electrical and Electronic Engineers, Inc. The FCC is considering the application of the new standard to low-power devices such as hand-held mobile transceivers. In addition, the FCC is considering how the new standard should apply to cellular transmitter sites. Pursuant to the 1996 Telecom Act, this proceeding must be completed within 180 days of the legislation's enactment.

Company's Systems

The table below sets forth summary information regarding the total population ("Pops") in the markets served by the Company's systems by Metropolitan Statistical Area ("MSAs") and Rural Service Area ("RSAs") and aggregate subscriber information as of December 31, 1995.

                                       Approximate       Approximate         Approximate
      Market                            Ownership         Pops (1)            Net Pops
      ------                            ---------         --------            --------
MSAs:
Atlantic City, NJ                            47%           333,000             157,000
Aurora-Elgin, IL                             81%            46,000              37,000
Joliet, IL                                   83%            35,000              29,000
Long Branch, NJ                             100%           587,000             587,000
New Brunswick, NJ                           100%           700,000             700,000
Philadelphia, PA                            100%         4,899,000           4,899,000
Trenton, NJ                                  85%           330,000             281,000
Wilmington, DE                              100%           612,000             612,000
                                                        ----------          ----------
                                                         7,542,000           7,302,000
                                                        ----------          ----------

RSAs:
Ocean County, NJ                            100%           466,000             466,000
Vineland, NJ                                 94%           138,000             130,000
Kent and Sussex, DE                          50%           252,000             126,000
                                                        ----------          ----------
                                                           856,000             722,000
                                                        ----------          ----------

                                                         8,398,000           8,024,000
                                                         =========           =========

-----------
(1)  Source: 1996 Rand McNally Commercial Atlas & Marketing Guide

As of December 31, 1995, the Company's cellular telephone business had 665,000 subscribers in the markets listed above.

Competition

The cellular telephone business is currently a regulated duopoly. The FCC generally grants two licenses to operate cellular telephone systems in each market. One of the two licenses was initially awarded to a company or group affiliated with the local landline telephone carriers in the market (the "Wireline" license), and the other license was initially awarded to a company, individual, or group not affiliated with any landline telephone carrier (the "Non- Wireline" license).

The Company's systems are all Non-Wireline systems and compete directly with the Wireline licensee in each market in attracting and retaining cellular telephone customers and dealers. Competition between the two licensees in each market is principally on the basis of services and enhancements offered, technical quality of the system, quality and responsiveness of customer service, price and coverage area. The Wireline licensee in the Company's principal markets is Cellco Partnership, a joint venture between Bell Atlantic Mobile Systems, Inc. and NYNEX Mobile Communications Co. The Company's principal Wireline competitor is significantly larger and may have access to more substantial financial resources than the Company.

The FCC requires cellular licensees to provide service to resellers of cellular service which purchase cellular service from licensees, usually in the form of blocks of numbers, then resell the service to the public. Thus, a reseller may be both a customer and a competitor of a licensed cellular operator. The FCC currently is seeking comment on whether resellers should be permitted to install separate switching facilities in cellular systems, although it has tentatively concluded not to require such interconnects. The FCC is also considering whether resellers should receive direct assignments of telephone numbers from LECs.

Cellular telephone systems, including the Company's systems, also face actual or potential competition from other current and developing technologies. Specialized Mobile Radio ("SMR") systems, such as those used by taxicabs, as well as other forms of mobile communications service, may provide competition in certain markets. SMR systems are permitted by FCC rules to be interconnected to the public switched telephone network and are significantly less expensive to build and operate than cellular telephone systems. SMR systems are, however, licensed to operate on substantially fewer channels per system than cellular telephone systems and generally lack cellular's ability to expand capacity through frequency reuse by using many low-power transmitters and to hand-off calls. Nextel Communications, Inc., in which the Company holds an equity interest, has begun to implement its proposal to use its available SMR spectrum in various metropolitan areas more efficiently to increase capacity and to provide a broad range of mobile radio communications services. This proposal, known as ESMR service, could provide additional competition to existing cellular carriers, including the Company. In 1994, the FCC decided to license SMR systems in the 800 MHz bands for wide-area use, thus increasing potential competition with cellular. The FCC recently decided to license SMR spectrum in contiguous blocks via the competitive bidding process. Although wide-area SMR spectrum has not yet been assigned, the licensing change may further the competitive potential of SMR services.

One-way paging or beeper services that feature voice message, data services and tones are also available in the Company's markets. These services may provide adequate capacity and sufficient mobile capabilities for some potential cellular subscribers, thus providing additional competition to the Company's systems.

Certain new technologies and regulatory proposals potentially could affect the competitive position of the cellular industry. The most prominent is PCS, which includes a variety of digital, wireless communications systems currently primarily suited for use in densely populated areas. At the power levels that the FCC's rules now provide, each cell of a PCS system would have more limited coverage than a cell in a cellular telephone system. Current proposals for PCS include advanced cordless telephones, or CT-2, mobile data networks, and personal communications networks that might provide services similar to those provided by cellular at costs lower than those currently charged by cellular system operators. The FCC has allocated spectrum and adopted rules for both narrow and broadband PCS services. In 1994, the FCC completed a spectrum auction for nationwide narrowband PCS licenses, undertook the first regional narrowband PCS auction, and began the first auction of broadband PCS spectrum (see "General Developments of Business - Sprint Spectrum"). All of the 30 MHz Major Trading Area licenses for PCS were issued by June 1995 and PCS licensees are required to construct their networks to be capable of covering one third of their service area population within five years of the date of licensing. Broadband PCS service likely will become a direct competitor to cellular service. In December 1995, the FCC commenced the auction of additional PCS spectrum designated for license to small businesses, rural telephone companies and other entrepreneurs. The FCC intends to offer additional spectrum for Commercial Mobile Radio Service ("CMRS") licenses in the future.

Applicants have received and others are seeking FCC authorization to construct and operate global satellite networks to provide domestic and international mobile communications services from geostationary and low earth orbit satellites. In addition, the Omnibus Budget Reconciliation Act of 1993 ("1993 Budget Act") provided, among other things, for the release of 200 MHz of Federal government spectrum for commercial use over a fifteen year period. The FCC has already allotted 25 MHz of spectrum for fixed and mobile use. The 1993 Budget Act also authorized the FCC to conduct competitive bidding for certain radio spectrum licenses and required the FCC to adopt new rules that eliminate the regulatory distinctions between common and private carriers for those private carriers who interconnect with the public switched telephone network and make their services available to a substantial portion of the public for profit. These developments and further technological advances may make available other alternatives to cellular service thereby creating additional sources of competition.

Legislation and Regulation

FCC Regulation

The FCC regulates the licensing, construction, operation and acquisition of cellular telephone systems pursuant to the Communications Act. For licensing purposes, the FCC divided the US into separate markets: 306 MSAs and 428 RSAs. In each market, the allocated cellular frequencies are divided into two blocks:
Block A, initially awarded for utilization by Non-Wireline entities such as the Company, and Block B, initially awarded for utilization by affiliates of local exchange Wireline telephone companies. There is no technical or operational difference between Wireline and Non-Wireline systems other than different frequencies.

Under the Communications Act, no party may transfer control of or assign a cellular license without first obtaining FCC consent. FCC rules (i) prohibit an entity controlling one system in a market from holding any interest in the competing cellular system in the market and (ii) prohibit an entity from holding non-controlling interests in more than one system in any market, if the common ownership interests present anticompetitive concerns under FCC policies. Cellular radio licenses generally expire on October 1 of the tenth year following grant of the license in the particular market and are renewable for periods of ten years upon application to the FCC. Licenses may be revoked for cause and license renewal applications denied if the FCC determines that a renewal would not serve the public interest. FCC rules provide that competing renewal applications for cellular licenses will be considered in comparative hearings, and establish the qualifications for competing applications and the standards to be applied in such hearings. Under current policies, the FCC will grant incumbent cellular licensees a "renewal expectancy" if the licensee has provided substantial service to the public, substantially complied with applicable FCC rules and policies and the Communications Act and is otherwise qualified to hold an FCC license. The FCC has granted renewal of the Company's licenses for the Philadelphia and Wilmington MSAs.

The FCC requires LECs in each market to offer reasonable terms and facilities for the interconnection of both cellular telephone systems in that market to the LECs' landline network. Cellular telephone companies affiliated with the LEC are required to disclose how their systems will interconnect with the landline network. The licensee not affiliated with the LEC has the right to interconnect with the landline network in a manner no less favorable than that of the licensee affiliated with the LEC. In addition, the licensee not affiliated with the LEC may, at its discretion, request reasonable interconnection arrangements that are different than those provided to the affiliated licensee in that market, and the LEC must negotiate such requests in good faith. The FCC reiterated its position on interconnection issues in a declaratory ruling which clarified that LECs are expected to provide, within a reasonable time, the agreed-upon form of interconnection.

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

The Communications Act currently restricts foreign ownership or control over commercial mobile radio licenses, which include cellular radio service licenses. The FCC recently decided to consider the opportunities that other nations provide to US companies in their communications industries as a factor in deciding whether to permit higher levels of indirect foreign ownership in companies controlling common carrier and certain other radio licenses. The

1996 Telecom Act relaxes these restrictions by eliminating the statutory provisions restricting foreign officers and directors in licensees and their parent corporations.

To date, the FCC has undertaken significant efforts to reconsider the regulation of CMRS providers in the wake of competitive developments in the telecommunications marketplace. For instance, the FCC is considering whether all CMRS providers should provide interconnection to all other CMRS providers. Moreover, the FCC has proposed new rules to govern LEC-CMRS interconnection. Resolution of the issues raised in these proceedings may affect the costs of providing cellular service and the way in which the Company conducts its business.

Finally, the 1996 Telecom Act relieves BOC-affiliated cellular providers of their equal access obligations. As such, BOC-affiliated carriers are afforded greater flexibility in contracting with interexchange carriers for the provision of long distance services. Prior to the legislative change, cellular systems affiliated with the BOCs were required to offer equal access to interexchange carriers and those affiliated with AT&T voluntarily provided equal access. Nevertheless, the FCC retains authority to require all CMRS operators to provide unblocked access through the use of other mechanisms if customers are being denied access to the telephone toll service providers of their choice, and if such denial is contrary to the public interest.

State Regulation and Local Approvals

Except for the State of Illinois, the states in which the Company presently operates currently do not regulate cellular telephone service. In the 1993 Budget Act, Congress gave the FCC the authority to preempt states from regulating rates or entry into CMRS, including cellular. In the CMRS order, described above, the FCC preempted the states and established a procedure for states to petition the FCC for authority to regulate rates and entry into CMRS. The FCC, to date, has denied all state petitions to regulate the rates charged by CMRS providers.

The scope of the allowable level of state regulation of CMRS, however, remains unclear. The 1993 Budget Act does not identify the "other terms and conditions" of CMRS service that can be regulated by the states. Moreover, the FCC recently issued a Notice of Proposed Rulemaking requesting comment on the authority of states to regulate intrastate LEC-CMRS interconnection. The resolution of this issue will impact the extent to which cellular providers will be subject to state regulation of CMRS interconnection to the LECs. The siting of cells also remains subject to state and local jurisdiction.

                                     CONTENT

Content consists primarily of the Company's 57.45% ownership interest in QVC, which is consolidated with and managed by the Company. In addition, the Company recently formed C3, whose worldwide activities will be focused on four distinct areas: development and production of programming for the Company and other media outlets; enhancement of existing and creation of new distribution channels; expansion of transactional services; and acquisitions of programming and media related companies. In the programming sector, C3 will assist the Company with its programming investments which include E! Entertainment, Viewer's Choice, Turner Broadcasting, The Golf Channel, Speedvision, Outdoor Life, Music Choice, Lightspan and the Sunshine Network.

                              Electronic Retailing

General

The Company provides electronic retailing services through QVC, a nationwide general merchandise retailer. Through its merchandise-focused television programs (the "QVC Service"), QVC sells a wide variety of products directly to consumers. The products are described and demonstrated live by program hosts, and orders are placed directly with QVC by viewers who call a toll-free '800' telephone number. QVC television programming is produced at its facilities in Pennsylvania and is broadcast nationally via satellite to affiliated local cable system operators and other multichannel video programming providers ("Program Carriers") who have entered into carriage agreements (the "Affiliation Agreements") with QVC and who retransmit the QVC programming to their subscribers.

The QVC Service

Products. QVC sells a variety of consumer products and accessories including jewelry, apparel and accessories, housewares, collectibles, electronics, toys and cosmetics. QVC obtains products from domestic and foreign manufacturers and wholesalers and is often able to make purchases on favorable terms based on the volume of the transactions. QVC intends to continue introducing new products and product lines. QVC is not dependent upon any one particular supplier for any significant portion of its inventory.

Programming. The QVC program schedule consists of one-hour and multi-hour program segments. Each program segment has a theme devoted to a particular category of product or lifestyle. From time to time, QVC broadcasts special program segments devoted to merchandise associated with a particular celebrity, event, geographical region or seasonal interest. QVC selects all products presented on its programs, stocks the merchandise, processes all orders and ships from its own distribution centers.

Process. Viewers place orders to purchase merchandise by calling a toll-free telephone number. QVC uses automatic call distributing equipment to distribute calls to its operators. The majority of all payments for purchases are made with a major credit card or QVC's private label credit card. The accounts receivable from QVC's private label credit card program are purchased (with recourse) and serviced by an unrelated third party. QVC's policy is to ship merchandise promptly, typically within two to three days after receipt of an order. QVC offers a return policy which permits customers to return within 30 days any merchandise purchased from QVC for a full refund of the purchase price and original shipping charges.

Primary Channel. QVC's main channel (the "Primary Channel"), as of December 31, 1995, is transmitted live 24 hours a day, 7 days a week, to approximately 49 million cable television homes and on a part-time basis to approximately 3 million additional cable television homes. In addition, the QVC Service can be received by approximately 4 million home satellite dish users.

Q2. QVC's secondary channel ("Q2"), which broadcasts 24 hours a day, 7 days a week, reaches in excess of 9 million homes. In January 1996, the Company announced that the format of Q2 programming would be changed, effective in the first half of 1996, to become a faster-paced, news-like format, combining live hosts and edited tape of top products and stories from the Primary Channel.

QVC UK. In October 1993, QVC launched an electronic retailing program service in the UK ("QVC--The Shopping Channel") through a joint venture agreement with British Sky Broadcasting Limited. This service currently reaches over 4 million homes in the UK.

iQVC. In December 1995, QVC launched its interactive shopping service ("iQVC") on The Microsoft Network ("MSN"), Microsoft Corporation's new on-line service. The iQVC service will offer MSN's on-line members a diverse array of merchandise, available on-line, 24 hours a day, 7 days a week.

QVC Service Transmission

The QVC Service signal is transmitted via two exclusive, protected, non-preemptible transponders on communications satellites. Each communications satellite has a number of separate transponders. 'Protected' status means that, in the event of transponder failure, QVC's signal will be transferred to a spare transponder or, if none is available, to a preemptible transponder located on the same satellite or, in certain cases, to a transponder on another satellite owned by the same lessor if one is available at the time of the failure. 'Non-preemptible' status means that the transponder cannot be preempted in favor of a user of a 'protected' transponder that has failed. QVC has never had an interruption in programming due to transponder failure and believes that because it has the exclusive use of two protected, non-preemptible transponders, such interruption is unlikely to occur. There can be no assurance, however, that there will not be an interruption or termination of satellite transmission due to transponder failure. Such interruption or termination could have a material adverse effect on QVC.

Program Carriers

QVC has entered into Affiliation Agreements with Program Carriers to carry the QVC Service. There are generally no additional charges to the subscribers for distribution of the QVC Service. In return for carrying the QVC Service, each Program Carrier receives five percent (5%) of the net sales of merchandise sold to customers located in the Program Carrier's service area. The terms of most Affiliation Agreements are automatically renewable for one-year terms unless terminated by either party on at least 90 days notice prior to the end of the term. Affiliation Agreements covering most of the QVC's cable television homes can be terminated in the sixth year of their respective terms by the Program Carrier unless the Program Carrier earns a specified minimum level of sales commissions. QVC's sales are currently at levels that would meet such minimum requirements. The Affiliation Agreements provide for the Program Carrier to broadcast commercials regarding the QVC Service on other channels and to distribute QVC's advertising material to subscribers. As of December 31, 1995, approximately 30% of the total homes reached by QVC were attributable to QVC's Affiliation Agreements with the Company and TCI, and their respective subsidiaries.

Renewal of these Affiliation Agreements on favorable terms is dependent upon QVC's ability to negotiate successfully with Program Carriers. The QVC Service competes for cable channels with competitive programming as well as alternative programming supplied by a variety of other well-established sources, including news, public affairs, entertainment and sports programmers. QVC's business is highly dependent on its affiliation with Program Carriers for the transmission of the QVC Service. The loss of a significant number of cable television homes because of termination or non-renewal of Affiliation Agreements would have a material adverse effect on QVC. To induce Program Carriers to enter into or extend Affiliation Agreements or to increase the number of cable television homes under existing Affiliation Agreements, QVC has developed other incentive programs, including various forms of marketing, launch and equipment purchase support. QVC will attempt to continue to recruit additional Program Carriers and seek to enlarge the audience for the QVC Service.

Legislation and Regulation

The FCC does not directly regulate programming services like those offered by QVC. The FCC does, however, exercise regulatory authority over the satellites and uplink facilities which transmit programming services such as those provided by QVC. The FCC has granted permanent licenses subject to periodic reviews to QVC for its uplink facilities (and for backup equipment of certain of these facilities) at sufficient power levels for transmission of the QVC Service. Regarding the satellites from which QVC obtains transponder capacity, the FCC presently exercises licensing authority but does not regulate the rates, terms or conditions of service provided by these facilities. Pursuant to its residual statutory authority, the FCC could, however, alter the regulatory obligations applicable to satellite service providers.

Competition

QVC operates in a highly competitive environment. As a general merchandise retailer, QVC competes for consumer expenditures and interest with the entire retail industry, including department, discount, warehouse and specialty stores, mail order and other direct sellers, shopping center and mall tenants and conventional free-standing stores, many of which are connected in chain or franchise systems. On television, it is also in competition with other satellite-transmitted programs for channel space and viewer loyalty. QVC believes that, at the present time, most Program Carriers are not willing to devote more than two channels to televised shopping and may allocate only one until digital compression is utilized on a large-scale basis several years in the future. Many systems have limited channel capacity and may be precluded from adding any new programs at the present time. The development and utilization of digital compression is expected to provide Program Carriers with greater channel capacity thereby increasing the opportunity for the QVC Service, in addition to other home shopping programs, to be broadcast on additional channels.

Seasonality

QVC's business is seasonal in nature, with its major selling season during the last quarter of the calendar year. Net revenue for the fourth quarter of the year ended December 31, 1995 accounted for approximately 32% of QVC's annual net sales from electronic retailing.

                                    EMPLOYEES

As of December 31, 1995, the Company had 12,200 employees, excluding employees in managed operations. Of these employees, 5,700 were associated with cable communications, 4,700 were associated with electronic retailing and 1,100 were associated with cellular telephone communications. The Company believes that its relationships with its employees are good.

ITEM 2    PROPERTIES

Domestic Cable Communications

The principal physical assets of a cable communications system consist of a central receiving apparatus, distribution cables, converters and local business offices. The Company owns or leases the receiving and distribution equipment of each system and owns or leases parcels of real property for the receiving sites and local business offices. The physical components of cable communications systems require maintenance and periodic upgrading and rebuilding to keep pace with technological advances. A significant number of the Company's systems will be upgraded or rebuilt over the next several years.

Cellular Communications

The principal physical assets of a cellular telephone communications system include cell sites and central switching equipment. The Company primarily leases its sites used for its transmission facilities and its administrative offices. The physical components of a cellular telephone communications system require maintenance and upgrading to keep pace with technological advances. It is anticipated that the Company's systems will be converted to digital technology over the next several years.

Electronic Retailing

The principal physical assets of the Company's electronic retailing operations consist of television studios, telecommunications centers, local business offices and various product warehouses and distribution centers. The Company, through QVC, owns the majority of these assets. The physical components of electronic retailing operations require maintenance and require periodic upgrading and rebuilding to keep pace with technological advances. It is anticipated that QVC's warehousing and distribution facilities will be upgraded or rebuilt over the next several years.

The Company's management believes that substantially all of its physical assets are in good operating condition.

ITEM 3    LEGAL PROCEEDINGS

The Company is not party to litigation which, in the opinion of the Company's management, will have a material adverse effect on the Company's financial position or results of operations.

ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders, through a solicitation of proxies or otherwise, during the fourth quarter of the year ended December 31, 1995.

ITEM 4A   EXECUTIVE OFFICERS OF THE REGISTRANT

The current term of office of each of the officers expires at the first meeting of the Board of Directors of the Company following the next Annual Meeting of Shareholders, presently scheduled to be held in June 1996, or as soon thereafter as each of their successors is duly elected and qualified.

The following table sets forth certain information concerning the principal executive officers of the Company, including their ages, positions and tenure as of February 1, 1996.

                                      Officer
    Name                   Age         Since            Position with the Company
Ralph J. Roberts            75          1969         Chairman of the Board of Directors;
                                                     Director

Julian A. Brodsky           62          1969         Vice Chairman of the Board of
                                                     Directors; Director

Brian L. Roberts            36          1986         President; Director

Lawrence S. Smith           48          1988         Executive Vice President

John R. Alchin              47          1990         Senior Vice President; Treasurer

Stanley L. Wang             55          1981         Senior Vice President; General
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

Julian A. Brodsky has served as Vice Chairman of the Board of Directors for more than five years. Mr. Brodsky presently serves as the Treasurer and a Director of Sural. Mr. Brodsky devotes a major portion of his time to the business and affairs of the Company. Mr. Brodsky is also a Director of Comcast UK Cable Partners Limited, Cablevision Investment of Detroit, Inc., Storer Communications, Inc., and RBB Fund, Inc.

Brian L. Roberts has served as President of the Company and as a Director for more than five years. Mr. Roberts presently serves as Vice President and a Director of Sural. Mr. Roberts devotes a major portion of his time to the affairs of the Company. Mr. Roberts is also a Director of Turner Broadcasting System, Inc., Comcast UK Cable Partners Limited, Cablevision Investment of Detroit, Inc. and Storer Communications, Inc. In addition, Mr. Roberts presently serves as the Chairman of the National Cable Television Association. He is a son of Ralph J. Roberts.

Lawrence S. Smith was named Executive Vice President of the Company in December 1995. Prior to that time, Mr. Smith served as Senior Vice President of the Company for more than five years. Mr. Smith is the Principal Accounting Officer of the Company. Mr. Smith is a Director of Comcast UK Cable Partners Limited.

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

                                     PART II

ITEM 5   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

The Class A Special Common Stock and Class A Common Stock of the Company are traded in the over-the-counter market and are included on Nasdaq under the symbols CMCSK and CMCSA, respectively. There is no established public trading market for the Class B Common Stock of the Company. The Class B Common Stock is convertible, on a share for share basis, into Class A Special or Class A Common Stock. The following table sets forth, for the indicated periods, the closing price range of the Class A Special and Class A Common Stock as furnished by Nasdaq. Such price ranges have been adjusted for the Company's three-for-two stock split effective February 2, 1994 and rounded to the nearest one-eighth.

                                                     Class A
                                                     Special                             Class A
                                              High               Low             High               Low
1995
  First Quarter..................           $16  5/16         $14  9/16        $16  3/8          $14  3/8
  Second Quarter.................            19  1/16          14               18  7/8           13  3/4
  Third Quarter..................            22                18  5/8          22  1/8           18  9/16
  Fourth Quarter.................            20  5/8           16  5/8          20  7/16          16  1/2

1994
  First Quarter..................           $23  1/8          $17  5/8         $23  1/8          $18  1/8
  Second Quarter.................            18  3/4           15               19  1/8           15  1/8
  Third Quarter..................            17  3/4           15               18                15  1/8
  Fourth Quarter.................            17  5/8           14  5/8          17  3/4           14  1/4

The Company began paying quarterly cash dividends on its Class A Common Stock in 1977. Since 1978, the Company has paid equal dividends on shares of both the Class A Common Stock and the Class B Common Stock. Since December 1986, when the Class A Special Common Stock was issued, the Company has paid equal dividends on shares of the Class A Special, Class A and Class B Common Stock. The Company declared dividends of $.0933 for each of the years ended December 31, 1995 and 1994 on shares of Class A Special, Class A and Class B Common Stock (as adjusted for the Company's three-for-two stock split effective February 2, 1994).

It is the intention of the Board of Directors to continue to pay regular quarterly cash dividends on all classes of the Company's stock; however, the declaration and payment of future dividends and their amount depend upon the results of operations, financial condition and capital needs of the Company, contractual restrictions of the Company and its subsidiaries and other factors.

The holders of the Class A Special Common Stock are not entitled to vote in the election of directors or otherwise, except where class voting is required by applicable law or the Company's Articles of Incorporation, in which case, each holder of Class A Special Common Stock shall be entitled to one vote per share. Each holder of Class A Common Stock has one vote per share and each holder of Class B Common Stock has 15 votes per share. The Articles of Incorporation provide that the Class A Special Common Stock, the Class A Common Stock and the Class B Common Stock vote as separate classes on certain amendments to the Articles of Incorporation regarding conversion rights of the Class B Common Stock and as required by applicable law. Under applicable law, holders of Class A Special Common Stock have voting rights in the event of certain amendments to the Articles of Incorporation and certain mergers and other fundamental corporate changes. In all other instances, including the election of directors, the Class A Common Stock and the Class B Common Stock vote as one class. Neither the holders of Class A Common Stock nor the holders of Class B Common Stock have cumulative voting rights.

As of February 1, 1996, there were 2,332 record holders of the Company's Class A Special Common Stock and 1,792 record holders of the Company's Class A Common Stock. Sural Corporation is the sole record holder of the Company's Class B Common Stock.

ITEM 6   SELECTED FINANCIAL DATA

                                                                      Year Ended December 31,
                                          1995 (1)         1994 (1)         1993 (1)(5)        1992 (5)            1991
                                          --------         --------         -----------        --------            ----
                                                               (Dollars in thousands, except per share data)
Statement of Operations Data:

Revenues..............................  $3,362,946       $1,375,304        $1,338,228          $900,345         $721,000
Operating income......................     329,791          239,794           264,896           165,106          144,951
Equity in net losses of affiliates....      86,618           40,884            28,872           104,306           83,366
Loss before extraordinary items
  and cumulative effect of
  accounting changes..................     (37,849)         (75,325)          (98,871)         (217,935)        (155,572)
Extraordinary items...................      (6,084)         (11,703)          (17,620)          (52,297)
Cumulative effect of accounting
  changes.............................                                       (742,734)
Net loss..............................     (43,933)         (87,028)         (859,225)         (270,232)        (155,572)
Loss per share before extraordinary
  items and cumulative effect of
  accounting changes (2)..............        (.16)            (.32)             (.46)            (1.08)            (.87)
Extraordinary items per share (2).....        (.02)            (.05)             (.08)             (.26)
Cumulative effect of accounting
  changes per share (2)...............                                          (3.47)
Net loss per share (2)................        (.18)            (.37)            (4.01)            (1.34)            (.87)
Cash dividends
  declared per share (2)..............       .0933            .0933             .0933             .0933            .0933

Balance Sheet Data:

At year end:
  Total assets........................   9,580,308        6,762,984         4,948,276         4,271,898        2,793,584
  Working capital (deficiency)........     531,589          (52,132)          176,569            36,886          381,183
  Long-term debt......................   6,943,766        4,810,541         4,154,830         3,973,514        2,452,912
  Stockholders' (deficiency) equity...    (827,651)        (726,789)         (870,531)         (181,641)          19,480

Supplementary Financial Data:

Operating income before
  depreciation and amortization (3)...   1,018,843          576,256           606,396           397,153          309,250
Net cash provided by
  operating activities (4)............     520,693          368,994           345,892           252,297          176,228

---------------
(1) See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of events which affect the comparability of the information reflected in the above selected financial data.
(2) As adjusted for the Company's three-for-two stock split effective February 2, 1994.
(3) "Operating income before depreciation and amortization" (commonly referred to in the Company's businesses as "operating cash flow") is presented as a measure of the Company's ability to generate cash to service its obligations, including debt service obligations, and to finance capital and other expenditures. In part due to the capital intensive nature of the telecommunications industry and the significant level of non-cash depreciation and amortization expense, operating cash flow is frequently used as one of the bases for comparing companies in the industry. Operating cash flow does not purport to represent net income or net cash provided by operating activities, as those terms are defined under generally accepted accounting principles, and should not be considered as an alternative to such measurements as an indicator of the Company's performance.
(4) Represents net cash provided by operating activities as presented in the Company's consolidated statement of cash flows.
(5) Comparability of the information presented for the years ended December 31, 1993 and 1992 is affected by the Company's acquisitions of AWACS, Inc., the Non-Wireline cellular telephone system serving the Philadelphia MSA, from Metromedia Company in March 1992 and Storer in December 1992. Prior to December 1992, the Company had a 50% interest in Storer which was accounted for under the equity method.

ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The Company has experienced significant growth in recent years through both strategic acquisitions and growth in its existing businesses. The Company has historically met its cash needs for operations through its cash flows from operating activities. Cash requirements for acquisitions and capital expenditures have been provided through the Company's financing activities and sales of long-term investments as well as its existing cash and cash equivalents and short-term investments.

General Developments of Business

Sprint Spectrum

Effective as of January 1996, the Company, Tele-Communications, Inc. ("TCI"), Cox Communications, Inc. ("Cox," and together with the Company and TCI, the "Cable Parents") and Sprint Corporation ("Sprint," and together with the Cable Parents, the "Parents"), and certain subsidiaries of the Parents (the "Partner Subsidiaries"), entered into a series of agreements relating to their previously announced joint venture (March 1995) to engage in the communications business. Under an Amended and Restated Agreement of Limited Partnership (the "Partnership Agreement") of MajorCo, L.P. (known as "Sprint Spectrum"), the business of Sprint Spectrum will be the provision of wireless telecommunications services and will not include the previously authorized business of providing local wireline communications services to residences and businesses. A partnership owned entirely by subsidiaries of the Company owns 15% of Sprint Spectrum. The Company accounts for its investment in Sprint Spectrum under the equity method.

Sprint Spectrum was the successful bidder for 29 personal communications services ("PCS") licenses in the auction conducted by the Federal Communications Commission ("FCC") from December 1994 through mid-March 1995. The purchase price for the licenses was approximately $2.11 billion, all of which has been paid to the FCC. Sprint Spectrum may also elect to bid in subsequent auctions for PCS licenses. In addition, Sprint Spectrum has invested, and may continue to invest, in other entities that hold PCS licenses, may acquire PCS licenses from other license holders and may affiliate with other license holders.

Pursuant to separate Parent agreements, each Cable Parent and Sprint agreed to negotiate in good faith on a market-by-market basis for the provision of local wireline telephony services over the cable communications facilities of the applicable Cable Parent under the Sprint brand. Accordingly, local telephony offerings in each market will be the subject of individual agreements to be negotiated with Sprint, rather than being provided through Sprint Spectrum as originally contemplated. The offering of local wireline telephone services will require the removal of regulatory and legislative barriers to local telephone competition (see "Description of the Company's Businesses - Wired Telecommunications - Cable Communications - Legislation and Regulation"). Each Parent agreement also contains certain restrictions on the ability of each Parent to offer and promote, or package certain of its cable communications products or services with, certain products and services of other persons and requires the applicable Cable Parent to make its cable communications facilities available to Sprint for specified purposes to the extent that it has made such facilities available to others for such purposes.

The Partner Subsidiaries also terminated a contribution agreement pursuant to which they had agreed to contribute to Sprint Spectrum their respective interests in Teleport Communications Group Inc., TCG Partners and certain local joint ventures managed by such entities (collectively, "TCG"). TCG is one of the largest competitive access providers in the United States ("US") in terms of route miles. The Parents reaffirmed their intention to continue to attempt to integrate the business of TCG with that of Sprint Spectrum.

Scripps Cable

In October 1995, the Company announced its agreement to purchase the cable television operations ("Scripps Cable") of The E.W. Scripps Company ("E.W. Scripps") in exchange for shares of the Company's Class A Special Common Stock, par value $1.00 per share (the "Class A Special Common Stock" -- see Item 5 - "Market for the Registrant's Common Equity and Related Stockholder Matters"), worth $1.575 billion (the "Base Consideration"), subject to certain closing adjustments (the "Scripps Transaction"). Scripps Cable passes approximately 1.2 million homes and serves approximately 800,000 subscribers, with over 60% of its subscribers located in Sacramento, California and

Chattanooga and Knoxville, Tennessee. The purchase is expected to close in the second half of 1996, subject to shareholder and regulatory approval and certain other conditions.

Pursuant to the Agreement and Plan of Merger dated as of October 28, 1995 (the "Merger Agreement") by and among the Company, E.W. Scripps and Scripps Howard, Inc., a wholly owned subsidiary of E.W. Scripps, E.W. Scripps will distribute to its shareholders all assets other than Scripps Cable. Following such distribution, E.W. Scripps will be merged with and into the Company (the "Merger") and each share of E.W. Scripps common stock issued and outstanding immediately prior to the Merger will be converted into a portion of the shares of the Class A Special Common Stock to be paid as consideration in the Merger. Assuming (i) no adjustment has been made to the Base Consideration and (ii) the closing price of the Class A Special Common Stock is equal to the execution price ($20.075 per share), as such terms are defined in the Merger Agreement, the Company would issue to E.W. Scripps' shareholders an aggregate of approximately 78.5 million shares of Class A Special Common Stock in the Merger, subject to certain adjustments. Such shares would represent, in the aggregate, approximately 28.9% of the Class A Special Common Stock outstanding as of December 31, 1995, on a pro forma basis.

Share Repurchase Program

Concurrent with the announcement of the Scripps Transaction, the Company announced that its Board of Directors has authorized a market repurchase program (the "Repurchase Program") pursuant to which the Company may purchase, at such times and on such terms as it deems appropriate, up to $500.0 million of its outstanding common equity securities subject to certain restrictions and market conditions. Through December 31, 1995, the Company had repurchased shares of its common stock for aggregate consideration of $12.4 million. Through February 1, 1996, the Company had repurchased additional shares for aggregate consideration of $4.0 million.

QVC

In February 1995, the Company and TCI acquired all of the outstanding stock of QVC, Inc. and its subsidiaries ("QVC") not previously owned by them (approximately 65% of such shares on a fully diluted basis) for $46, in cash, per share (the "QVC Acquisition"), representing a total cost of approximately $1.4 billion. The QVC Acquisition, including the exercise of certain warrants held by the Company, was financed with cash contributions from the Company and TCI of $296.3 million and $6.6 million, respectively, borrowings of $1.1 billion under a $1.2 billion QVC credit facility and existing cash and cash equivalents held by QVC. Following the acquisition, the Company and TCI own, through their respective subsidiaries, 57.45% and 42.55%, respectively, of QVC. The Company, through a management agreement, is responsible for the day to day operations of QVC. The Company has accounted for the QVC Acquisition under the purchase method of accounting and QVC was consolidated with the Company effective February 1, 1995.

Maclean Hunter

In December 1994, the Company, through Comcast MHCP Holdings, L.L.C. (the "LLC"), acquired the US cable television and alternate access operations of Maclean Hunter Limited ("Maclean Hunter") from Rogers Communications Inc. and all of the outstanding shares of Barden Communications, Inc. (collectively, such acquisitions are referred to as the "Maclean Hunter Acquisition") for approximately $1.2 billion in cash. The Company and the California Public Employees' Retirement System ("CalPERS") invested $305.6 million and $250.0 million, respectively, in the LLC, which is owned 55% by a wholly owned subsidiary of the Company and 45% by CalPERS, and is managed by the Company. The balance of the Maclean Hunter Acquisition was financed through borrowings under a credit facility of a wholly owned subsidiary of the LLC. The Company has accounted for the Maclean Hunter Acquisition under the purchase method of accounting and has consolidated Maclean Hunter effective December 22, 1994.

                            -------------------------

Liquidity and Capital Resources

Cash, Cash Equivalents and Short-term Investments

The Company has traditionally maintained significant levels of cash, cash equivalents and short-term investments to meet its short-term liquidity requirements. Cash, cash equivalents and short-term investments as of December 31, 1995 and 1994 were $910.0 million and $465.5 million, respectively. As of December 31, 1995, approximately $410 million of the Company's cash, cash equivalents and short-term investments was restricted to use by subsidiaries of the Company under contractual or other arrangements, including approximately $341 million which is restricted to use by Comcast UK Cable Partners Limited ("Comcast UK Cable"), a subsidiary of the Company.

The Company's cash and cash equivalents and short-term investments are recorded at cost which approximates their fair value. At December 31, 1995, the Company's short-term investments of $371.0 million had a weighted average maturity of approximately 14 months. However, due to the high degree of liquidity and the intent of management to use these investments as needed to fund its commitments, the Company considers these as current assets.

Investments

Under the provisions of the Partnership Agreement, the Partner Subsidiaries have committed to contribute $4.2 billion in cash to Sprint Spectrum through 1997, of which the Company's share is $630.0 million. Of this funding requirement, the Company has made total cash capital contributions to Sprint Spectrum of $346.0 million through December 31, 1995. The Company anticipates that Sprint Spectrum's capital requirements over the next several years will be significant. Requirements in excess of committed capital are planned to be funded by Sprint Spectrum through external financing. Although it is anticipated that external financing will be available to Sprint Spectrum on acceptable terms and conditions, no assurances can be given as to such availability. The timing of the Company's remaining capital contributions to Sprint Spectrum is dependent upon a number of factors, including Sprint Spectrum's ability to obtain external financing as well as its working capital requirements.

In July 1995, the Company sold 11.3 million shares of Nextel common stock for $212.6 million (the "Nextel Transaction"). As a result of this transaction, the Company recognized a pre-tax gain of $36.2 million. In February 1996, in connection with certain preemptive rights of the Company under previously existing agreements with Nextel, the Company purchased approximately 8.16 million shares, classified as available for sale, of Nextel common stock at $12.25 per share, for a total cost of $99.9 million. The Company continues to hold options, which expire in 1997, to acquire an additional 25 million shares of Nextel common stock at $16 per share.

In January 1995, the Company exchanged its investments in Heritage Communications, Inc. with TCI for approximately 13.3 million publicly-traded Class A common shares of TCI with a fair market value of approximately $290.0 million. Shortly thereafter, the Company sold approximately 9.1 million unrestricted TCI shares for total proceeds of approximately $188.0 million (collectively, the "Heritage Transaction"). As a result of these transactions, the Company recognized a pre-tax gain of approximately $141.0 million in 1995.

The Company does not have any additional significant contractual commitments with respect to any of its investments. However, to the extent the Company does not fund its investees' capital calls, it exposes itself to dilution of its ownership interests.

Minority Interest Rights

Liberty Media Corporation ("Liberty"), a majority-owned subsidiary of TCI, may, at certain times following February 9, 2000, trigger the exercise of certain exit rights with respect to its investment in QVC. If the exit rights are triggered, the Company has first right to purchase Liberty's stock in QVC at Liberty's pro rata portion of the fair market value (on a going concern or liquidation basis, whichever is higher, as determined by an appraisal process) of QVC. The Company may pay Liberty for such stock, subject to certain rights of Liberty to consummate the purchase in the most tax-efficient method available, in cash, the Company's promissory note maturing not more than three years after issuance, the Company's equity securities or any combination thereof. If the Company elects not to purchase the stock of QVC held by Liberty, then Liberty will have a similar right to purchase the stock of QVC held by the Company. If Liberty elects not to purchase the stock of QVC held by the Company, then Liberty and the Company will use their best efforts to sell QVC.

As a result of the Maclean Hunter Acquisition, at any time after December 18, 2001, CalPERS may elect to liquidate its interest in the LLC at a price based upon the fair value of CalPERS' interest in the LLC, adjusted, under certain circumstances, for certain performance criteria relating to the fair value of the LLC or to the Company's common stock. Except in certain limited circumstances, the Company, at its option, may satisfy this liquidity arrangement by purchasing CalPERS' interest for cash, through the issuance of the Company's common stock (subject to certain limitations) or by selling the LLC.

Capital Expenditures

It is anticipated that during 1996, the domestic operations of the Company will incur approximately $600 million of capital expenditures, including $300 million for the upgrading and rebuilding of certain of the Company's cable communications systems, $100 million for the upgrading of QVC's warehousing and distribution facilities and $120 million for the upgrading of the Company's cellular communications systems. The amount of such capital expenditures for years subsequent to 1996 will depend on numerous factors, many of which are beyond the Company's control. These factors include whether competition in a particular market necessitates a system upgrade, whether a particular system has sufficient capacity to handle new product offerings including the offering of cable telephony and telecommunications services, whether and to what extent the Company will be able to recover its investment under FCC rate guidelines and whether the Company acquires additional systems in need of upgrading or rebuilding. The Company, however, anticipates capital expenditures for years subsequent to 1996 will continue to be significant. As of December 31, 1995, the Company does not have any significant contractual obligations for capital expenditures.

Financing

The Company has historically utilized a strategy of financing its acquisitions through senior debt at the acquired operating subsidiary level. Additional financing has also been obtained by the Company through the issuance of subordinated debt at the intermediate holding company and parent company levels and, to some extent, through public offerings of a subsidiary company's stock and debt instruments. As of December 31, 1995 and 1994, the Company's long-term debt, including current portion, was $7.029 billion and $4.993 billion, respectively, of which approximately 54% and 61%, respectively, was at variable rates. Maturities of long-term debt for the five years commencing in 1996 are $85.4 million, $154.8 million, $691.6 million, $444.3 million and $575.9 million. As of February 1, 1996, certain subsidiaries of the Company had unused lines of credit of $1.541 billion. Use of these unused lines of credit is restricted by the covenants of the related debt agreements and to subsidiary debt refinancing, subsidiary general corporate purposes and dividend declaration. The Company's long-term debt had estimated fair values of $7.074 billion and $4.828 billion as of December 31, 1995 and 1994, respectively. The Company's weighted average interest rate was approximately 8.32%, 7.75% and 8.45% during the years ended December 31, 1995, 1994 and 1993, respectively. The Company continually evaluates its debt structure with the intention of reducing its debt service requirements when desirable.

In May 1995, the Company issued $250.0 million principal amount of its 9-3/8% senior subordinated debentures due 2005. In October 1995, the Company issued $250.0 million principal amount of its 9-1/8% senior subordinated debentures due 2006. In November 1995, Comcast UK Cable received net proceeds of approximately $291.1 million from the sale of approximately $517.3 million principal amount at maturity of its 11.20% senior discount debentures due 2007 (the "2007 Discount Debentures"). Interest will accrete on the 2007 Discount Debentures at 11.20% per annum compounded semi-annually from November 15, 1995 to November 15, 2000, after which date interest will be paid in cash on each May 15 and November 15, through November 15, 2007. The net proceeds from the offering will be utilized by Comcast UK Cable for future advances and capital contributions to its equity investees and subsidiary primarily for the build-out of their telecommunications networks in the United Kingdom ("UK").

In conjunction with the Repurchase Program, in December 1995, the Company sold put options on 3.0 million shares of its Class A Special Common Stock. The put options give the holder the right to require the Company to repurchase such shares at specified prices on specific dates during the period from May through July 1996. Proceeds of $2.6 million from the sale of these put options were credited to additional capital. The amount the Company would be obligated to pay to repurchase such shares if all outstanding put options were exercised, totaling $52.1 million, has been reclassified to a temporary equity account in the Company's consolidated balance sheet as of December 31, 1995. Through February 1, 1996, the Company sold additional put options on 1.0 million shares of its Class A Special Common Stock, with expiration dates in July 1996. If the put options sold in January 1996 were exercised, the Company would be obligated to pay $17.5 million to repurchase such shares.

Risk Management

The Company has entered into certain foreign exchange forward contracts, foreign exchange option contracts and interest rate swap and cap agreements as a normal part of its risk management efforts.

Foreign exchange forward contracts are used by Comcast UK Cable to hedge against the risk that monetary assets held or denominated in currencies other than its functional currency (the UK Pound Sterling or "UK Pound") are devalued as a result of changes in exchange rates. The notional amount of these contracts was $20.0 million and $100.0 million as of December 31, 1995 and 1994, respectively. Foreign exchange forward contracts provide an effective hedge against such monetary assets held since gains and losses realized on the contracts, which were not significant to the Company's results of operations, are offset against gains or losses realized on the underlying hedged assets. The remaining forward contract matures during 1996.

During 1995, Comcast UK Cable entered into certain foreign exchange put option contracts which may be settled only on November 16, 2000. These put option contracts are used to limit Comcast UK Cable's exposure to the risk that the eventual cash outflows related to net monetary liabilities denominated in currencies other than the UK Pound (principally the 2007 Discount Debentures) are adversely affected by changes in exchange rates. As of December 31, 1995, Comcast UK Cable has (pound)250.0 million notional amount of foreign exchange put option contracts to purchase US dollars at an exchange rate of $1.35 per (pound)1.00 (the "Ratio"). Foreign exchange put option contracts provide a hedge, to the extent the exchange rate falls below the Ratio, against Comcast UK Cable's net monetary liabilities denominated in US dollars since gains and losses realized on the put option contracts are offset against foreign exchange gains or losses realized on the underlying net liabilities. Premiums paid for such put option contracts were not significant and have been recorded as assets in the Company's consolidated balance sheet. These premiums are being amortized over the terms of the related contracts.

In order to reduce hedging costs, Comcast UK Cable has sold (pound)250.0 million notional amount of foreign exchange call option contracts. These call option contracts may only be settled on their expiration dates. Of these call option contracts, (pound)200.0 million notional amount settle on November 16, 1996 at an exchange rate of $1.70 per (pound)1.00 and (pound)50.0 million notional amount settle on November 16, 2000 at an exchange rate of $1.62 per (pound)1.00. Changes in fair value between measurement dates relating to these call option contracts are not significant and have been recorded in the Company's consolidated statement of operations.

The Company has entered into interest rate swap and cap agreements to limit the Company's exposure to adverse fluctuations in interest rates. At December 31, 1995, $1.2 billion of the Company's variable rate debt was protected by these products. Such agreements mature on various dates through 2000 and the related differentials to be paid or received are recognized over the terms of the agreements. The estimated fair value of such instruments, based on discounted future cash flow models, was not significant to the Company as of December 31, 1995.

The credit risks associated with the Company's derivative financial instruments are controlled through the evaluation and continual monitoring of the creditworthiness of the counterparties. Although the Company may be exposed to losses in the event of nonperformance by the counterparties, the Company does not expect such losses, if any, to be significant.

                            -------------------------

The Company expects to continue to recognize significant losses and to continue to pay dividends; therefore, it anticipates that it will continue to have a deficiency in stockholders' equity that will increase through the date of consummation of the Scripps Transaction. If the Scripps Transaction is
consummated, the Company will no longer have a deficiency in stockholders' equity; however, the Company will continue to recognize losses for the foreseeable future, resulting in decreases in stockholders' equity. The telecommunications industry, including cable and cellular communications, and the electronic retailing industry are experiencing increasing competition and rapid technological changes. The Company's future results of operations will be affected by its ability to react to changes in the competitive environment and by its ability to implement new technologies. However, management believes that competition, technological changes and its significant losses and deficiency in stockholders' equity will not significantly affect its ability to obtain financing.

The Company believes that it will be able to meet its current and long-term liquidity and capital requirements, including its fixed charges, through its cash flows from operating activities, existing cash, cash equivalents, short-term investments and lines of credit and other external financing.

Statement of Cash Flows

Cash and cash equivalents increased $203.7 million as of December 31, 1995 from December 31, 1994 and $174.9 million as of December 31, 1994 from December 31, 1993. Changes in cash and cash equivalents resulted from cash flows from operating, financing and investing activities which are explained below.

Net cash provided by operating activities amounted to $520.7 million, $369.0 million and $345.9 million for the years ended December 31, 1995, 1994 and 1993, respectively. The increase of $151.7 million in net cash provided by operating activities from 1994 to 1995 was principally due to effects of the QVC Acquisition and the Maclean Hunter Acquisition. The increase of $23.1 million in net cash provided by operating activities from 1993 to 1994 was principally due to a decrease in the Company's net cash interest expense, primarily from the effects of lower levels of debt outstanding and a lower average cost of debt, and changes in working capital as a result of the timing of receipts and disbursements.

Net cash provided by financing activities, which includes the issuances of securities as well as borrowings, was $2.036 billion, $1.115 billion and $437.2 million for the years ended December 31, 1995, 1994 and 1993, respectively. During 1995, the Company borrowed $3.728 billion including $1.1 billion in connection with the QVC Acquisition, $1.085 billion in connection with the refinancing of certain indebtedness, $300.9 million associated with the funding of Sprint Spectrum, $300.0 million of the 2007 Discount Debentures, $250.0 million principal amount of the Company's 9-3/8% senior subordinated debentures due 2005 and $250.0 million principal amount of the Company's 9-1/8% senior subordinated debentures due 2006. In addition, during 1995, the Company retired and repaid $1.620 billion of its long-term debt, including $1.186 billion in connection with the refinancing of certain indebtedness, and $175.0 million of optional repayments on QVC's credit facility. Proceeds from borrowings of $1.201 billion in 1994 included $1.015 billion relating to the Maclean Hunter Acquisition. During 1994, the Company repurchased or redeemed and retired $509.0 million of its long-term debt including the Company's $150.0 million, 11-7/8% senior subordinated debentures due 2004. Additionally, net cash provided by financing activities in 1994 excludes the conversion of $186.2 million of long-term debt into 16.8 million shares of Class A Special Common Stock of the Company. In 1994, the Company received an equity contribution to a subsidiary of $250.0 million in connection with the Maclean Hunter Acquisition and received proceeds from the issuance of common stock of Comcast UK Cable of $209.4 million. During 1993, proceeds from borrowings of $954.0 million included $200.0 million principal amount of 9-1/2% senior subordinated debentures due 2008, $250.0 million principal amount of 3-3/8% / 5-1/2% step-up convertible subordinated debentures due 2005 and net proceeds of $300.0 million from the issuance of $541.9 million principal amount at maturity of its 1-1/8% discount convertible subordinated debentures due 2007. During 1993, the Company retired $493.0 million of long-term debt. Additionally, net cash provided by financing activities in 1993 excludes the conversion of $185.4 million of long-term debt into 17.3 million shares of Class A Special Common Stock of the Company.

Net cash used in investing activities was $2.353 billion, $1.309 billion and $836.1 million for the years ended December 31, 1995, 1994 and 1993, respectively. During 1995, net cash used in investing activities includes acquisitions of $1.386 billion, principally the acquisition of QVC, net of cash acquired, additional cash investments in affiliates of $480.2 million, including capital contributions to Sprint Spectrum of $327.5 million, additions to property and equipment of $623.0 million and net purchases of short-term investments of $240.8 million. Such amounts were offset by proceeds from sales of long-term investments of $410.5 million, principally in connection with the Heritage Transaction and the Nextel Transaction. Acquisitions in 1994 consisted principally of $1.2 billion paid, including certain transaction costs, in connection with the Maclean Hunter Acquisition. Net proceeds of $389.3 million from the sale of short-term investments during 1994 were used principally to redeem and retire long-term debt. In addition, during 1994, the Company made capital expenditures of $269.9 million and made additional cash investments in affiliates of $125.0 million. During 1993, the Company purchased $384.9 million of short-term investments, made $158.4 million of capital expenditures and made long-term investments of $272.5 million. Investments in 1993 included the purchase of an interest in and loans made to TCG of $77.8 million, the purchase of additional interests in Nextel totaling $118.2 million and the purchase of additional shares of QVC totaling $32.1 million.

Results of Operations

The effects of the QVC Acquisition and the Maclean Hunter Acquisition have been to increase significantly the Company's revenues and expenses, resulting in substantial increases in its operating income before depreciation and amortization, net interest expense and depreciation and amortization expense (see "Operating Results by Business Segment" below). As a result of the increases in depreciation and amortization expense and interest expense associated with these acquisitions and their financing, it is expected that the Company will continue to recognize significant losses for the foreseeable future.

Summarized consolidated financial information for the Company for the three years ended December 31, 1995, 1994 and 1993 is as follows (dollars in millions, "NM" denotes percentage is not meaningful):

                                                                      Year Ended
                                                                     December 31,          Increase/ (Decrease)
                                                                   1995         1994          $             %
Revenues                                                         $3,362.9     $1,375.3     $1,987.6       144.5%
Cost of goods sold from electronic retailing                        898.3                     898.3          NM
Operating, selling, general and administrative expenses           1,445.8        799.0        646.8        81.0
                                                                 --------     --------

Operating income before depreciation and
   amortization (1)                                               1,018.8        576.3        442.5        76.8
Depreciation and amortization                                       689.0        336.5        352.5       104.8
                                                                 --------     --------

Operating income                                                    329.8        239.8         90.0        37.5
                                                                 --------     --------

Interest expense                                                    524.7        313.4        211.3        67.4
Investment income                                                  (229.8)       (24.6)       205.2          NM
Equity in net losses of affiliates                                   86.6         40.9         45.7       111.7
Other                                                                (6.3)                      6.3          NM
Income tax expense (benefit)                                         42.1         (9.2)        51.3          NM
Minority interest                                                   (49.7)        (5.4)        44.3          NM
Extraordinary items                                                  (6.1)       (11.7)        (5.6)      (47.9)
                                                                 --------     --------
Net loss                                                           ($43.9)      ($87.0)      ($43.1)      (49.5%)
                                                                 ========     ========

                                                                      Year Ended
                                                                      December 31,           Increase/(Decrease)
                                                                   1994         1993           $             %
Revenues                                                         $1,375.3     $1,338.2        $37.1         2.8%
Operating, selling, general and administrative expenses             799.0        731.8         67.2         9.2
                                                                 --------     --------

Operating income before depreciation and
   amortization (1)                                                 576.3        606.4        (30.1)       (5.0)
Depreciation and amortization                                       336.5        341.5         (5.0)       (1.5)
                                                                 --------     --------

Operating income                                                    239.8        264.9        (25.1)       (9.5)
                                                                 --------     --------

Interest expense                                                    313.4        347.4        (34.0)       (9.8)
Investment income                                                   (24.6)       (29.2)        (4.6)      (15.8)
Equity in net losses of affiliates                                   40.9         28.9         12.0        41.5
Other                                                                              1.5          1.5       100.0
Income tax expense (benefit)                                         (9.2)        15.2        (24.4)     (160.5)
Minority interest                                                    (5.4)                      5.4          NM
Extraordinary items                                                 (11.7)       (17.6)        (5.9)      (33.5)
Cumulative effect of accounting changes                                         (742.7)      (742.7)         NM
                                                                 --------     --------
Net loss                                                           ($87.0)     ($859.2)     ($772.2)      (89.9%)
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

Operating Results by Business Segment

The following represent the operating results of the Company's significant business segments, including: "Domestic Cable Communications," the most significant of the Company's wired telecommunications operations; "Electronic Retailing," the most significant of the Company's content businesses; and "Cellular Communications," the most significant of the Company's wireless telecommunications operations. The remaining components of the Company's operations are not independently significant to the Company's consolidated financial position or results of operations (see Note 11 to the Company's consolidated financial statements).

Domestic Cable Communications

The following table sets forth operating results for the Company's domestic cable communications segment (dollars in millions).

                                                          Year Ended
                                                          December 31,                         Increase
                                                     1995              1994               $                 %
Service income                                      $1,454.9         $1,065.3           $389.6            36.6%
Operating, selling, general and
     administrative expenses                           736.4            547.8            188.6            34.4
                                                    --------         --------           ------
Operating income before depreciation
     and amortization (a)                             $718.5           $517.5           $201.0            38.8%
                                                      ======           ======           ======

                                                          Year Ended
                                                          December 31,                    Increase/(Decrease)
                                                     1994              1993               $                 %
Service income                                      $1,065.3         $1,092.7           ($27.4)          (2.5%)
Operating, selling, general and
     administrative expenses                           547.8            540.7              7.1            1.3
                                                    --------         --------           ------
Operating income before depreciation
     and amortization (a)                             $517.5           $552.0           ($34.5)          (6.3%)
                                                      ======           ======           ======

---------------
(a) See footnote (1) on page 32.

The Maclean Hunter Acquisition accounted for $270.1 million of the $389.6 million increase in service income from 1994 to 1995. Of the remaining increase of $119.5 million, $46.0 million is attributable to subscriber growth, $54.6 million relates to changes in rates, which includes the change in the estimated effects of cable rate regulation, $14.0 million results from growth in cable advertising sales and $4.9 million relates to growth in other product offerings. The reduction in service income from 1993 to 1994 of $27.4 million is attributable to a reduction in rates, which includes the estimated effects on regulated rates as a result of cable rate regulation, of $76.8 million offset, in part, by the effects of subscriber growth of $32.6 million, growth in cable advertising sales of $9.2 million and growth in other product offerings of $7.6 million.

The Maclean Hunter Acquisition accounted for $143.7 million of the $188.6 million increase in operating, selling, general and administrative expenses from 1994 to 1995. Of the remaining increase of $44.9 million, $22.6 million is attributable to increases in the costs of cable programming as a result of subscriber growth, additional channel offerings and changes in rates, $7.2 million is attributable to increases in expenses associated with the growth in cable advertising sales and $15.1 million results from increases in the cost of labor and other volume related expenses. The $7.1 million increase from 1993 to 1994 is attributable to increases in the costs of labor, billing and cable programming as a result of subscriber growth, partially offset by a reduction of franchise fee expense. Franchise fees were reported by the Company as a component of operating expenses prior to the implementation of the Cable Television Consumer Protection and Competition Act of 1992 ("1992 Cable Act"). Effective September 1, 1993, the Company commenced charging subscribers directly for such fees as permitted under the 1992 Cable Act and recording amounts charged as an offset to operating expenses resulting in a decrease in franchise fee expense of $15.9 million from 1993 to 1994. It is anticipated that the Company's cost of cable programming will increase in the future as cable programming rates increase and additional sources of cable programming become available.

Electronic Retailing

As a result of the QVC Acquisition, the Company commenced consolidating the financial results of QVC, effective February 1, 1995. The following table presents comparative pro forma financial information for the years ended December 31, 1995 and 1994 and is presented herein for purposes of analysis and may not reflect what actual operating results would have been had the Company owned QVC since January 1, 1994 (dollars in millions).

                                                          Year Ended
                                                          December 31,                         Increase
                                                     1995              1994               $                 %
Net sales from electronic retailing                 $1,619.2         $1,374.5           $244.7            17.8%
Cost of goods sold from electronic retailing           976.4            839.5            136.9            16.3
Operating, selling, general and administrative
     expenses                                          387.4            326.1             61.3            18.8
                                                    --------         --------           ------
Operating income before depreciation
     and amortization (a)                             $255.4           $208.9            $46.5            22.3%
                                                      ======           ======           ======

Gross margin on sales                                   39.7%            38.9%

---------------
(a) See footnote (1) on page 32.


The consolidation of QVC's UK operations, effective April 1, 1995, resulted in an increase in net sales from electronic retailing of $48.4 million from 1994 to 1995. The remaining increase of $196.3 million from 1994 to 1995 includes QVC's new businesses, which accounted for $34.4 million of the increase, and the effect of a 9.2% increase in the average number of QVC homes receiving QVC services.

The $136.9 million increase in cost of goods sold from electronic retailing is directly related to the growth in net sales. The 0.8 percentage point increase in gross margin is due to slight changes in product mix from year to year, resulting in the decrease in cost of goods sold as a percentage of net sales.

The consolidation of QVC's UK operations, effective April 1, 1995, resulted in an increase in operating, selling, general and administrative expenses of $25.8 million from 1994 to 1995. The remaining increase of $35.5 million from 1994 to 1995 is attributable to higher sales volume, increases in advertising costs and additional costs associated with new businesses.

Cellular Communications

The following table sets forth the operating results for the Company's cellular communications segment (dollars in millions).

                                                           Year Ended
                                                          December 31,                         Increase
                                                     1995              1994               $                 %
Service Income                                        $374.9           $286.1            $88.8            31.0%
Operating, selling, general and administrative
     expenses                                          237.1            169.8             67.3            39.6
                                                    --------         --------           ------
Operating income before depreciation
     and amortization (a)                             $137.8           $116.3            $21.5            18.5%
                                                      ======           ======           ======

                                                           Year Ended
                                                          December 31,                         Increase
                                                     1994              1993               $                 %
Service Income                                        $286.1           $202.0            $84.1            41.6%
Operating, selling, general and administrative
     expenses                                          169.8            109.9             59.9            54.5
                                                    --------         --------           ------

Operating income before depreciation
     and amortization (a)                             $116.3            $92.1            $24.2            26.3%
                                                      ======           ======           ======

---------------
(a) See footnote (1) on page 32.

Of the respective $88.8 million and $84.1 million increases in service income from 1994 to 1995 and from 1993 to 1994, $99.6 million and $81.3 million, respectively, are attributable to the Company's subscriber growth, $10.1 million and $11.1 million, respectively, are attributable to growth in roamer revenue as a result of the overall growth in the cellular industry and $4.1 million and $1.2 million, respectively, are attributable to new products. Offsetting these increases are decreases of $25.0 million and $9.5 million, respectively, resulting from reductions in average minutes-of-use per cellular subscriber from both comparative periods. The Company expects that the decrease in average minutes-of-use per cellular subscriber to continue in the future, which is consistent with industry trends.

Of the respective $67.3 million and $59.9 million increases in operating, selling, general and administrative expenses from 1994 to 1995 and from 1993 to 1994, $34.8 million and $55.4 million, respectively, are related to subscriber growth, including the costs to acquire and service subscribers. The remaining increases of $32.5 million and $4.5 million, respectively, are due to increases in other expenses, including subscriber retention costs, administrative costs and theft of service in 1995.

Consolidated Analysis

The $352.5 million increase in depreciation and amortization expense from 1994 to 1995 is due to the acquisitions of QVC and Maclean Hunter, the effects of the rebuild of certain of the Company's cellular equipment, as described below, and capital expenditures during the periods, offset by the effects of asset disposals during the periods. The $5.0 million decrease from 1993 to 1994 is due to certain of the Company's assets becoming fully depreciated in 1993, partially offset by the effects of capital expenditures.

In 1995, the Company's cellular division purchased approximately $172.0 million of switching and cell site equipment which replaced the existing switching and cell site equipment. The Company substantially completed the rebuild in the third quarter of 1995. Accordingly, during 1995, the Company charged to its results of operations approximately $110.0 million which represented the difference between the net book value of the equipment replaced and the residual value realized upon its disposal. This charge has been reflected in the Company's consolidated statement of operations as a component of depreciation and amortization expense.

The $211.3 million increase in interest expense from 1994 to 1995 is primarily due to increased levels of debt associated with the acquisitions of QVC and Maclean Hunter. The $34.0 million decrease from 1993 to 1994 is due to the effects of lower levels of debt outstanding and a lower average cost of debt.

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

The $205.2 million increase in investment income from 1994 to 1995 is principally due to the $177.2 million in gains realized in the Heritage Transaction and Nextel Transaction. The remaining increase for this period is due to the effects of the QVC Acquisition and an increase in the Company's cash, cash equivalents and short-term investments, offset by $15.3 million of losses recorded relating to the net realizable value of certain of the Company's investments. The $4.6 million decrease from 1993 to 1994 is attributable to a decrease in the Company's cash, cash equivalents and short-term investments for this period.

The increases in equity in net losses of affiliates for both periods are due to increased losses incurred by the Company's international investees, losses incurred by Sprint Spectrum and certain programming investees and the effects of the QVC Acquisition.

The $51.3 million increase in income tax expense from 1994 to 1995 is primarily attributable to the consolidation of QVC for financial reporting purposes. The $24.4 million increase in income tax benefit from 1993 to 1994 is primarily attributable to the fact that the 1993 provision for income taxes includes an increase in income tax expense of approximately $21.0 million relating to the federal income tax rate change from 34% to 35%.

The $44.3 million increase in minority interest from 1994 to 1995 is attributable to minority interests in the net income or loss of QVC, Maclean Hunter and Comcast UK Cable. The $5.4 million increase from 1993 to 1994 is primarily attributable to minority interests in the net losses of Comcast UK Cable.

The Company incurred debt extinguishment costs totaling $9.4 million during the year ended December 31, 1995 in connection with the refinancing of certain indebtedness, resulting in the Company recording an extraordinary loss, net of tax, of $6.1 million or $.02 per share. During 1994, the Company paid premiums and expensed unamortized debt acquisition costs totaling $18.0 million, primarily in connection with the redemption of its $150.0 million, 11-7/8% senior subordinated debentures due 2004, resulting in the Company recording an extraordinary loss, net of tax, of $11.7 million or $.05 per share. The Company paid similar premiums of $27.1 million during 1993 in connection with the redemption of certain of its debt resulting in the Company recording an extraordinary loss, net of tax, of $17.6 million or $.08 per share.

On January 1, 1993, the Company recorded a one time non-cash charge resulting from the adoption of Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes," SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," and SFAS No. 112, "Employers' Accounting for Postemployment Benefits," totaling $742.7 million or $3.47 per share, net of tax.

For the years ended December 31, 1995, 1994 and 1993, the Company's earnings before cumulative effect of accounting changes, extraordinary items, income tax expense (benefit), equity in net losses of affiliates and fixed charges (interest expense) were $615.7 million, $269.8 million and $292.7 million, respectively. Excluding the pre-tax gains of $177.2 million recognized in 1995 in connection with the Heritage Transaction and the Nextel Transaction, such earnings were not adequate to cover the Company's fixed charges of $524.7 million, $313.5 million and $347.4 million for the years ended December 31, 1995, 1994 and 1993, respectively. These fixed charges include non-cash interest of $53.8 million, $53.5 million and $62.3 million for the years ended December 31, 1995, 1994 and 1993, respectively. For all periods presented, the inadequacy of these earnings to cover fixed charges is primarily due to the substantial non-cash charges for depreciation and amortization expense, including the 1995 charge associated with the rebuild of certain of the Company's cellular equipment.

The Company believes that its losses and inadequacy of earnings to cover fixed charges will not significantly affect the performance of its normal business activities because of its existing cash and cash equivalents and short-term investments, its ability to generate operating income before depreciation and amortization and its ability to obtain external financing.

The Company believes that its operations are not materially affected by inflation.

Regulatory Developments

The Telecommunications Act of 1996 (the "1996 Telecom Act"), the most comprehensive reform of the nation's telecommunications laws since the Communications Act of 1934, became effective in February 1996. The 1996 Telecom Act will result in changes in the marketplace for cable communications, telephone and other telecommunications services, including the deregulation of rates on cable programming service tiers ("CPSTs") in March 1999 for large Multiple System Operators, such as the Company, and immediately for certain small operators (see "Description of the Company's Businesses - Wired Telecommunications - Cable Communications - Legislation and Regulation").

The Company has settled the majority of outstanding proceedings challenging its rates charged for regulated cable services. In December 1995, the FCC adopted an order approving a negotiated settlement of rate complaints pending against the Company for CPSTs which provided approximately $6.6 million in refunds, plus interest, being given in the form of bill credits, to approximately 1.3 million of the Company's cable subscribers. This FCC order resolved 160 of the Company's benchmark rate cases covering the period September 1993 through July 1994 and 104 of the Company's cost-of-service cases for CPSTs covering the period September 1993 through December 1995. As part of the negotiated settlement, the Company agreed to forego certain inflation and external cost adjustments for systems covered by its cost-of-service filings for CPSTs. The FCC's order has been appealed to a federal appellate court by a local franchising authority whose rate complaint against the Company was resolved by the negotiated settlement. The Company currently is seeking to justify rates for basic cable services and equipment in certain of its cable systems in the State of Connecticut on the basis of a cost-of-service showing. The State of Connecticut has ordered the Company to reduce such rates and to make refunds to subscribers. The Company has appealed the Connecticut decision to the FCC. The Company's management believes that the ultimate resolution of these pending regulatory matters will not have a material adverse impact on the Company's financial position or results of operations.

ITEM 8  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
Comcast Corporation
Philadelphia, Pennsylvania

We have audited the accompanying consolidated balance sheet of Comcast Corporation and its subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of operations, stockholders' deficiency and of cash flows for each of the three years in the period ended December 31, 1995. Our audits also included the financial statement schedule listed in the Index at
Item 14(b)(i). These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We did not audit the consolidated financial statements of QVC, Inc. ("QVC") as of and for the eleven month period ended December 31, 1995 and the consolidated financial statements of Comcast International Holdings, Inc. ("International") and the financial statements of Garden State Cablevision L.P. ("Garden State") as of and for each of the two years in the period ended December 31, 1994. QVC and International are consolidated with the Company. The Company's investment in Garden State is accounted for under the equity method. QVC's financial statements reflect total assets and revenues constituting 20% and 44%, respectively, of the Company's consolidated total assets and revenues as of and for the year ended December 31, 1995. The Company's combined equity in the net assets of International and Garden State of $111 million as of December 31, 1994 and the Company's combined equity in the net losses of International and Garden State for the years ended December 31, 1994 and 1993 of $39 million and $33 million, respectively, are included in the Company's consolidated financial statements. The financial statements of QVC, International and Garden State were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included in the Company's consolidated financial statements for QVC, International and Garden State for the periods specified above, is based solely upon the reports of the other auditors.

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

In our opinion, based on our audits and the reports of other auditors, such consolidated financial statements present fairly, in all material respects, the financial position of Comcast Corporation and its subsidiaries as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles. Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in the notes to consolidated financial statements, the Company changed its method of accounting for income taxes effective January 1, 1993 to conform with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes."


/s/ Deloitte & Touche LLP

Philadelphia, Pennsylvania
February 29, 1996

COMCAST CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET
(Dollars in thousands)

                                                                                   December 31,
ASSETS                                                                       1995                1994
CURRENT ASSETS
   Cash and cash equivalents.............................................  $539,061             $335,320
   Short-term investments, at cost which
     approximates fair value.............................................   370,982              130,134
   Accounts receivable, less allowance for doubtful
     accounts of $81,273 and $11,272.....................................   390,698              108,245
   Inventories, net......................................................   243,447               18,553
   Prepaid charges and other.............................................    49,671               16,254
   Deferred income taxes.................................................    59,799
                                                                         ----------           ----------
       Total current assets.............................................. 1,653,658              608,506
                                                                         ----------           ----------

INVESTMENTS, principally in affiliates...................................   906,383              797,075
                                                                         ----------           ----------

PROPERTY AND EQUIPMENT................................................... 2,575,633            2,081,256
   Accumulated depreciation..............................................  (932,031)            (823,570)
                                                                         ----------           ----------
   Property and equipment, net........................................... 1,643,602            1,257,686
                                                                         ----------           ----------

DEFERRED CHARGES
   Franchise and license acquisition costs............................... 3,570,620            3,569,745
   Excess of cost over net assets acquired and other..................... 2,981,817            1,375,868
                                                                         ----------           ----------
                                                                          6,552,437            4,945,613
   Accumulated amortization..............................................(1,175,772)            (845,896)
                                                                         ----------           ----------
   Deferred charges, net................................................. 5,376,665            4,099,717
                                                                         ----------           ----------
                                                                         $9,580,308           $6,762,984
                                                                         ==========           ==========

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
   Accounts payable and accrued expenses.................................  $963,991             $417,506
   Accrued interest......................................................    72,675               60,219
   Current portion of long-term debt.....................................    85,403              182,913
                                                                         ----------           ----------
       Total current liabilities......................................... 1,122,069              660,638
                                                                         ----------           ----------

LONG-TERM DEBT, less current portion..................................... 6,943,766            4,810,541
                                                                         ----------           ----------

DEFERRED INCOME TAXES.................................................... 1,517,995            1,390,849
                                                                         ----------           ----------

MINORITY INTEREST AND OTHER..............................................   772,004              627,745
                                                                         ----------           ----------

COMMITMENTS AND CONTINGENCIES

COMMON EQUITY PUT OPTIONS................................................    52,125
                                                                         ----------           ----------

STOCKHOLDERS' DEFICIENCY
   Preferred stock, no par value - authorized, 20,000,000
     shares; issued, none
   Class A special common stock, $1 par value - authorized,
     500,000,000 shares; issued, 192,844,814 and 191,230,684.............   192,845              191,231
   Class A common stock, $1 par value - authorized,
     200,000,000 shares; issued, 37,706,517 and 39,019,809...............    37,707               39,020
   Class B common stock, $1 par value - authorized,
     50,000,000 shares; issued, 8,786,250 ...............................     8,786                8,786
   Additional capital....................................................   843,113              875,501
   Accumulated deficit...................................................(1,914,292)          (1,827,647)
   Unrealized gains on marketable securities.............................    22,210                3,862
   Cumulative translation adjustments....................................   (18,020)             (17,542)
                                                                         ----------           ----------
       Total stockholders' deficiency....................................  (827,651)            (726,789)
                                                                         ----------           ----------
                                                                         $9,580,308           $6,762,984
                                                                         ==========           ==========


See notes to consolidated financial statements.

COMCAST CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS
(Amounts in thousands, except per share data)

                                                                                  Year Ended December 31,
                                                                          1995             1994             1993
REVENUES
   Service income.............................................        $1,875,258       $1,375,304        $1,338,228
   Net sales from electronic retailing........................         1,487,688
                                                                      ----------       ----------        ----------
                                                                       3,362,946        1,375,304         1,338,228
                                                                      ----------       ----------        ----------

COSTS AND EXPENSES
   Operating..................................................           803,357          409,841           407,846
   Cost of goods sold from electronic retailing...............           898,271
   Selling, general and administrative........................           642,475          389,207           323,986
   Depreciation and amortization..............................           689,052          336,462           341,500
                                                                      ----------       ----------        ----------
                                                                       3,033,155        1,135,510         1,073,332
                                                                      ----------       ----------        ----------

OPERATING INCOME..............................................           329,791          239,794           264,896

INVESTMENT (INCOME) EXPENSE
   Interest expense...........................................           524,727          313,477           347,448
   Investment income..........................................          (229,848)         (24,606)          (29,249)
   Equity in net losses of affiliates.........................            86,618           40,884            28,872
   Other......................................................            (6,296)               8             1,515
                                                                      ----------       ----------        ----------
                                                                         375,201          329,763           348,586
                                                                      ----------       ----------        ----------

LOSS BEFORE INCOME TAX EXPENSE (BENEFIT), MINORITY
   INTEREST, EXTRAORDINARY ITEMS AND CUMULATIVE
   EFFECT OF ACCOUNTING CHANGES...............................           (45,410)         (89,969)          (83,690)

INCOME TAX EXPENSE (BENEFIT)..................................            42,171           (9,234)           15,229
                                                                      ----------       ----------        ----------

LOSS BEFORE MINORITY INTEREST, EXTRAORDINARY
   ITEMS AND CUMULATIVE EFFECT OF ACCOUNTING
   CHANGES....................................................           (87,581)         (80,735)          (98,919)

MINORITY INTEREST.............................................           (49,732)          (5,410)              (48)
                                                                      ----------       ----------        ----------

LOSS BEFORE EXTRAORDINARY ITEMS AND
   CUMULATIVE EFFECT OF ACCOUNTING CHANGES....................           (37,849)         (75,325)          (98,871)

EXTRAORDINARY ITEMS ..........................................            (6,084)         (11,703)          (17,620)

CUMULATIVE EFFECT OF ACCOUNTING CHANGES.......................                                             (742,734)
                                                                      ----------       ----------        ----------

NET LOSS                                                                ($43,933)        ($87,028)        ($859,225)
                                                                      ==========       ==========        ==========

LOSS PER SHARE
   Loss before extraordinary items and cumulative effect
     of accounting changes....................................             ($.16)           ($.32)            ($.46)
   Extraordinary items........................................              (.02)            (.05)             (.08)
   Cumulative effect of accounting changes....................                                                (3.47)
                                                                      ----------       ----------        ----------

     Net loss.................................................             ($.18)           ($.37)           ($4.01)
                                                                      ==========       ==========        ==========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
   OUTSTANDING ...............................................           239,679          236,262           213,939
                                                                      ==========       ==========        ==========


See notes to consolidated financial statements.

COMCAST CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS
(Dollars in thousands)

                                                                                   Year Ended December 31,
                                                                          1995             1994              1993
OPERATING ACTIVITIES
   Net loss...................................................          ($43,933)        ($87,028)        ($859,225)
   Adjustments to reconcile net loss to net cash provided
     by operating activities:
     Depreciation and amortization............................           689,052          336,462           341,500
     Interest expense.........................................            53,792           53,490            62,316
     Equity in net losses of affiliates.......................            86,618           40,884            28,872
     Gain on sale of subsidiary...............................            (5,523)          (5,825)
     Gain on sales of long-term investments...................          (182,962)
     Extraordinary items......................................             6,084           11,703            17,620
     Cumulative effect of accounting changes..................                                              742,734
     Deferred income taxes, minority interest and other.......           (65,368)           4,271               456
                                                                      ----------       ----------         ---------
                                                                         537,760          353,957           334,273

     Increase in accounts receivable, net.....................           (62,421)         (28,296)          (14,406)
     Increase in inventories, net.............................           (57,487)          (7,325)             (988)
     Increase in prepaid charges and other....................           (23,330)          (5,256)             (668)
     Increase in accounts payable and accrued expenses........           114,307           57,503            21,133
     Increase (decrease) in accrued interest..................            11,864           (1,589)            6,548
                                                                      ----------       ----------         ---------
       Net cash provided by operating activities..............           520,693          368,994           345,892
                                                                      ----------       ----------         ---------

FINANCING ACTIVITIES
   Proceeds from borrowings...................................         3,728,208        1,201,084           953,952
   Retirement and repayment of debt...........................        (1,619,639)        (508,986)         (493,047)
   (Repurchases) issuances of common stock, net...............            (7,091)           2,893             6,652
   Issuance of common stock of a subsidiary, net..............                            209,394
   Equity contribution to a subsidiary........................             6,556          250,000
   Dividends..................................................           (22,350)         (22,688)          (20,739)
   Other......................................................           (49,970)         (16,492)           (9,620)
                                                                      ----------       ----------         ---------
       Net cash provided by financing activities..............         2,035,714        1,115,205           437,198
                                                                      ----------       ----------         ---------

INVESTING ACTIVITIES
   Acquisitions, net of cash acquired.........................        (1,386,001)      (1,292,589)           (9,315)
   (Purchases) sales of short-term investments, net...........          (240,848)         389,252          (384,948)
   Increase in investments, principally in affiliates.........          (480,210)        (125,034)         (272,529)
   Proceeds from sales of long-term investments...............           410,533
   Additions to property and equipment........................          (622,996)        (269,943)         (158,396)
   Proceeds from sale of subsidiary...........................                             28,183
   Other......................................................           (33,144)         (39,182)          (10,902)
                                                                      ----------       ----------         ---------
       Net cash used in investing activities..................        (2,352,666)      (1,309,313)         (836,090)
                                                                      ----------       ----------         ---------

INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS...........................................           203,741          174,886           (53,000)

CASH AND CASH EQUIVALENTS, beginning of year..................           335,320          160,434           213,434
                                                                      ----------       ----------         ---------


CASH AND CASH EQUIVALENTS, end of year........................          $539,061         $335,320          $160,434
                                                                      ==========       ==========         =========


See notes to consolidated financial statements.

COMCAST CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
(Dollars in thousands)

                                                                                                 Unrealized
                                                    Common Stock                                  Gains on   Cumulative
                                            Class A                     Additional   Accumulated Marketable  Translation
                                            Special   Class A   Class B   Capital      Deficit   Securities  Adjustments    Total
BALANCE, JANUARY 1, 1993                    $87,846   $38,974   $8,786   $540,309      ($837,967)    $        ($19,589)   ($181,641)

 Net loss                                                                               (859,225)                          (859,225)
 Issuance of common stock                       145                         1,756                                             1,901
 Conversion of convertible subordinated
   debt to common stock                      11,537                       174,824                                           186,361
 Exercise of options                            624       131              10,878                                            11,633
 Retirement of common stock                     (94)     (158)             (6,630)                                           (6,882)
 Cash dividends, $.0933 per share                                                        (20,739)                           (20,739)
 Stock dividend, 50%, effective
   February 2, 1994                          73,895                       (73,895)
 Cumulative translation adjustments                                                                             (1,939)      (1,939)
                                           --------   -------   ------   --------    -----------    -------   --------    ---------

BALANCE, DECEMBER 31, 1993                  173,953    38,947    8,786    647,242     (1,717,931)              (21,528)    (870,531)

 Net loss                                                                                (87,028)                           (87,028)
 Issuance of common stock                       265                         2,205                                             2,470
 Conversion of convertible subordinated
   debt to common stock                      16,765                       166,690                                           183,455
 Exercise of options                            527        81               6,000                                             6,608
 Retirement of common stock                    (279)       (8)             (5,898)                                           (6,185)
 Cash dividends, $.0933 per share                                                        (22,688)                           (22,688)
 Unrecognized gain on issuance of common
   stock of a subsidiary                                                   59,262                                            59,262
 Unrealized gains on marketable
   securities                                                                                         3,862                   3,862
 Cumulative translation adjustments                                                                              3,986        3,986
                                           --------   -------   ------   --------    -----------    -------   --------    ---------

BALANCE, DECEMBER 31, 1994                  191,231    39,020    8,786    875,501     (1,827,647)     3,862    (17,542)    (726,789)

 Net loss                                                                                (43,933)                           (43,933)
 Issuance of common stock                     1,102                        17,442                                            18,544
 Conversion of convertible subordinated
   debt to common stock                         395                         3,960                                             4,355
 Exercise of options                            270       126               3,162                                             3,558
 Retirement of common stock                    (153)   (1,439)             (7,471)       (20,362)                           (29,425)
 Cash dividends, $.0933 per share                                                        (22,350)                           (22,350)
 Temporary equity related to put options                                  (52,125)                                          (52,125)
 Proceeds from sale of put options                                          2,644                                             2,644
 Unrealized gains on marketable
   securities                                                                                        18,348                  18,348
 Cumulative translation adjustments                                                                               (478)        (478)
                                           --------   -------   ------   --------    -----------    -------   --------    ---------

BALANCE, DECEMBER 31, 1995                 $192,845   $37,707   $8,786   $843,113    ($1,914,292)   $22,210   ($18,020)   ($827,651)
                                           ========   =======   ======   ========    ===========    =======   ========    =========


See notes to consolidated financial statements.

COMCAST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


1.   BUSINESS

     Comcast Corporation and its subsidiaries (the "Company") is principally engaged in the development, management and operation of wired and wireless telecommunications and the provision of content. Wired telecommunications includes cable and telecommunications services in the United States ("US") and the United Kingdom ("UK"). Wireless telecommunications includes cellular services, personal communications services, provided through the Company's investment in Sprint Spectrum, and direct to home satellite television. Content is provided through QVC, Inc. and its subsidiaries ("QVC"), an electronic retailer, Comcast Content and Communication Corporation ("C3") and other programming investments. The Company's consolidated domestic cable operations served more than 3.4 million subscribers and passed more than 5.5 million homes as of December 31, 1995. The Company owns a 50% interest in Garden State Cablevision L.P. ("Garden State"), a cable communications company serving approximately 200,000 subscribers and passing approximately 292,000 homes. In the UK, a subsidiary of the Company, Comcast UK Cable Partners Limited ("Comcast UK Cable"), holds ownership interests in four cable and telephony businesses that collectively have the potential to serve over 1.6 million homes. The Company provides cellular telephone communications services pursuant to licenses granted by the Federal Communications Commission ("FCC") in markets with a population of over 8.3 million, including the area in and around the City of Philadelphia, Pennsylvania, the State of Delaware and a significant portion of the State of New Jersey. Through QVC, the Company markets a wide variety of products and reaches over 52 million homes across the US and an additional 4 million in the UK.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basis of Consolidation
     The consolidated financial statements include the accounts of the Company and all wholly owned, majority owned and controlled subsidiaries. All significant intercompany accounts and transactions among the consolidated entities have been eliminated. Included in the Company's consolidated balance sheet as of December 31, 1995 and 1994 are the net assets of foreign subsidiaries which total approximately $115.2 million and $146.4 million, respectively.

     Management's Use of Estimates
     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Fair Values
     The estimated fair value amounts presented in these notes to consolidated financial statements have been determined by the Company using available market information and appropriate methodologies. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. The estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. Such fair value estimates are based on pertinent information available to management as of December 31, 1995 and 1994, and have not been comprehensively revalued for purposes of these consolidated financial statements since such dates. Current estimates of fair value may differ significantly from the amounts presented herein.

     Cash  Equivalents  and  Short-term  Investments
     Cash equivalents consist principally of US Government obligations, commercial paper, repurchase agreements and certificates of deposit with maturities of three months or less when purchased. Short-term investments consist principally of US Government obligations, commercial paper, repurchase agreements and certificates of deposit with maturities greater than three months when purchased. The carrying amounts of the Company's cash equivalents and short-term investments, classified as available for sale securities, approximate their fair values, which are based on quoted market prices, as of December 31, 1995 and 1994.

COMCAST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993 (Continued)


     Inventories - Electronic Retailing
     Inventories, consisting primarily of products held for sale, are stated at the lower of cost or market. Cost is determined by the first-in, first-out method.

     Net Sales and Returns - Electronic Retailing
     Net sales from electronic retailing are recognized at the time of shipment to customers. An allowance for returned merchandise is provided as a percentage of sales based on historical experience.

     Investments, Principally in Affiliates
     Investments are accounted for based on the Company's ability to exercise significant influence over the operating and financial policies of the investee. Equity method investments are recorded at original cost and adjusted periodically to recognize the Company's proportionate share of the investees' net income or losses after the date of investment, and additional contributions made and dividends received. Unrestricted publicly traded investments, classified as available for sale, are recorded at their fair value as of December 31, 1995 and 1994, with unrealized gains or losses resulting from changes in fair value between measurement dates recorded as a component of stockholders' deficiency. Restricted publicly traded investments and investments in privately held companies are stated at cost, adjusted for any known diminution in value.

     Investment Income
     Investment income includes interest income and gains, net of losses, on the sales of marketable securities. Gross realized gains and losses are recognized using the specific identification method (see Note 4). In 1995, investment income also includes losses incurred relating to the net realizable value of certain of the Company's investments.

     Property and Equipment
     Property and equipment are stated at cost. Depreciation is provided by the straight-line method over estimated useful lives as follows:

         Buildings and improvements                        15-40 years
         Operating facilities                               5-20 years
         Other equipment                                    2-10 years

     Improvements and extraordinary repairs that extend asset lives are capitalized; other repairs and maintenance charges are expensed as incurred. The cost and related accumulated depreciation applicable to assets sold or retired are removed from the accounts and the gain or loss on disposition is recognized in net loss.

     Deferred Charges
     Franchise and license acquisition costs are amortized on a straight-line basis over their legal or estimated useful lives up to 40 years. The excess of cost over the fair value of net assets acquired is being amortized over their estimated useful lives of up to 40 years.

     Valuation of Long-Lived Assets
     The Company periodically evaluates the recoverability of its long-lived assets, including property and equipment and deferred charges, using objective methodologies. Such methodologies include evaluations based on the cash flows generated by the underlying assets or other determinants of fair value.

     Postretirement and Postemployment Benefits
     The estimated costs of retiree benefits and benefits for former or inactive employees, after employment but before retirement, are accrued and recorded as a charge to operations during the years the employees provide services.

     Foreign Currency Translation
     Assets and liabilities of the Company's foreign subsidiaries, where the functional currency is the local currency, are translated into US dollars at the December 31 exchange rate. The related translation adjustments are recorded as a separate component of stockholders' deficiency. Revenues

COMCAST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993 (Continued)

     and expenses are translated using average exchange rates prevailing during the year. Foreign currency transaction gains and losses are included in net loss.

     Income Taxes
     The Company recognizes deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities and expected benefits of utilizing net operating loss carryforwards. The impact on deferred taxes of changes in tax rates and laws, if any, applied to the years during which temporary differences are expected to be settled, are reflected in the financial statements in the period of enactment.

     Loss per Share
     For the years ended December 31, 1995, 1994 and 1993, the Company's common stock equivalents have an antidilutive effect on the loss per share and therefore, have not been used in determining the total weighted average number of common shares outstanding. Fully diluted loss per share for 1995, 1994 and 1993 is antidilutive and, therefore, has not been presented.

     Stock Split
     On December 21, 1993, the Company's Board of Directors (the "Board") authorized a three-for-two stock split in the form of a 50% stock dividend payable on February 2, 1994 to shareholders of record on January 12, 1994. The dividend was paid in Class A Special Common Stock to the holders of Class A Common, Class A Special Common and Class B Common Stock. Average number of shares outstanding and related prices, per share amounts, share conversion and stock option data have been retroactively restated to reflect the stock split.

     Derivative Financial Instruments
     The Company does not hold or issue any derivative financial instruments for trading purposes. The credit risks associated with the Company's derivative financial instruments are controlled through the evaluation and monitoring of the creditworthiness of the counterparties. Although the Company may be exposed to losses in the event of nonperformance by the counterparties, the Company does not expect such losses, if any, to be significant.

     New Accounting Pronouncements
     In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," which will be adopted by the Company in 1996 as required by this statement. The Company has elected to continue to measure such compensation expense using the method prescribed by Accounting
     Principles   Board  Opinion  No.  25,   "Accounting  for  Stock  Issued  to
     Employees," as permitted by SFAS No. 123. When adopted, SFAS No. 123 will not have any effect on the Company's financial position or results of operations but will require the Company to provide expanded disclosure regarding its stock-based employee compensation plans.

     Effective January 1, 1995, the Company adopted the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." There was no cumulative effect of the adoption of SFAS No. 121.

COMCAST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993 (Continued)

     Effective January 1, 1994, the Company adopted the provisions of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (see Note 4).

     Effective January 1, 1993, the Company adopted the provisions of SFAS No. 109, "Accounting for Income Taxes", SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions" and SFAS No. 112, "Employers' Accounting for Postemployment Benefits." The cumulative effect of the adoption of SFAS No. 109, SFAS No. 106 and SFAS No. 112 increased the Company's net loss for the year ended December 31, 1993 by $742.7 million, or $3.47 per share.

     Reclassifications
     Certain reclassifications have been made to the prior years consolidated financial statements to conform to those classifications used in 1995.

3.   ACQUISITIONS AND OTHER SIGNIFICANT EVENTS

     Sprint Spectrum
     Effective as of January 1996, the Company, Tele-Communications, Inc. ("TCI"), Cox Communications, Inc. ("Cox," and together with the Company and TCI, the "Cable Parents") and Sprint Corporation ("Sprint," and together with the Cable Parents, the "Parents"), and certain subsidiaries of the Parents (the "Partner Subsidiaries"), entered into a series of agreements relating to their previously announced joint venture (March 1995) to engage in the communications business. Under an Amended and Restated Agreement of Limited Partnership (the "Partnership Agreement") of MajorCo, L.P. (known as "Sprint Spectrum"), the business of Sprint Spectrum will be the provision of wireless telecommunications services and will not include the previously authorized business of providing local wireline communications services to residences and businesses. A partnership owned entirely by subsidiaries of the Company owns 15% of Sprint Spectrum. The Company accounts for its investment in Sprint Spectrum under the equity method (see
     Note 4).

     Sprint Spectrum was the successful bidder for 29 personal communications services ("PCS") licenses in the auction conducted by the FCC from December 1994 through mid-March 1995. The purchase price for the licenses was approximately $2.11 billion, all of which has been paid to the FCC. Sprint Spectrum may also elect to bid in subsequent auctions for PCS licenses. In addition, Sprint Spectrum has invested, and may continue to invest, in other entities that hold PCS licenses, may acquire PCS licenses from other license holders and may affiliate with other license holders.

     The Partner Subsidiaries have committed to contribute $4.2 billion in cash to Sprint Spectrum through 1997, of which the Company's share is $630.0 million. Of this funding requirement, the Company has made total cash capital contributions to Sprint Spectrum of $346.0 million through December 31, 1995. The Company anticipates that Sprint Spectrum's capital requirements over the next several years will be significant. Requirements in excess of committed capital are planned to be funded by Sprint Spectrum through external financing. Although it is anticipated that external financing will be available to Sprint Spectrum on acceptable terms and conditions, no assurances can be given as to such availability. The timing of the Company's remaining capital contributions to Sprint Spectrum is dependent upon a number of factors, including Sprint Spectrum's ability to obtain external financing as well as its working capital requirements.

     Pursuant to separate Parent agreements, each Cable Parent and Sprint agreed to negotiate in good faith on a market-by-market basis for the provision of local wireline telephony services over the cable communications facilities of the applicable Cable Parent under the Sprint brand. Accordingly, local telephony offerings in each market will be the subject of individual agreements to be negotiated with Sprint, rather than being provided through Sprint Spectrum as originally contemplated. The offering of local wireline telephone services will require the removal of regulatory and legislative barriers to local telephone competition. Each Parent agreement also contains certain restrictions on the ability of each Parent to offer and promote, or package certain of its cable communications products or services with, certain products and services of other persons and requires the

COMCAST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993 (Continued)

     applicable Cable Parent to make its cable communications facilities available to Sprint for specified purposes to the extent that it has made such facilities available to others for such purposes.

     The Partner Subsidiaries also terminated a contribution agreement pursuant to which they had agreed to contribute to Sprint Spectrum their respective interests in Teleport Communications Group Inc., TCG Partners (collectively, "Teleport") and certain local joint ventures managed by such entities (with Teleport, "TCG"). TCG is one of the largest competitive access providers in the US in terms of route miles. The Parents reaffirmed their intention to continue to attempt to integrate the business of TCG with that of Sprint Spectrum.

     Scripps Cable
     In October 1995, the Company announced its agreement to purchase the cable television operations ("Scripps Cable") of The E.W. Scripps Company ("E.W. Scripps") in exchange for shares of the Company's Class A Special Common Stock, par value $1.00 per share (the "Class A Special Common Stock"), worth $1.575 billion (the "Base Consideration"), subject to certain closing adjustments (the "Scripps Transaction"). Scripps Cable passes approximately
     1.2 million homes and serves approximately 800,000 subscribers, with over 60% of its subscribers located in Sacramento, California and Chattanooga and Knoxville, Tennessee. The purchase is expected to close in the second half of 1996, subject to shareholder and regulatory approval and certain other conditions.

     Pursuant to the Agreement and Plan of Merger dated as of October 28, 1995 (the "Merger Agreement") by and among the Company, E.W. Scripps and Scripps Howard, Inc., a wholly owned subsidiary of E.W. Scripps, E.W. Scripps will distribute to its shareholders all assets other than Scripps Cable. Following such distribution, E.W. Scripps will be merged with and into the Company (the "Merger") and each share of E.W. Scripps common stock issued and outstanding immediately prior to the Merger will be converted into a portion of the shares of the Class A Special Common Stock to be paid as consideration in the Merger. Assuming (i) no adjustment has been made to the Base Consideration and (ii) the closing price of the Class A Special Common Stock is equal to the execution price ($20.075 per share), as such terms are defined in the Merger Agreement, the Company would issue to E.W. Scripps' shareholders an aggregate of approximately 78.5 million shares of Class A Special Common Stock in the Merger, subject to certain adjustments. Such shares would represent, in the aggregate, approximately 28.9% of the Class A Special Common Stock outstanding as of December 31, 1995, on a pro forma basis.

     Share Repurchase Program
     Concurrent with the announcement of the Scripps Transaction, the Company announced that its Board has authorized a market repurchase program (the "Repurchase Program") pursuant to which the Company may purchase, at such times and on such terms as it deems appropriate, up to $500.0 million of its outstanding common equity securities, subject to certain restrictions and market conditions (see Notes 6 and 9).

     QVC
     In February 1995, the Company and TCI acquired all of the outstanding stock of QVC not previously owned by them (approximately 65% of such shares on a fully diluted basis) for $46, in cash, per share (the "QVC Acquisition"), representing a total cost of approximately $1.4 billion. The QVC
     Acquisition, including the exercise of certain warrants held by the Company, was financed with cash contributions from the Company and TCI of $296.3 million and $6.6 million, respectively, borrowings of $1.1 billion under a $1.2 billion QVC credit facility and existing cash and cash equivalents held by QVC. Following the acquisition, the Company and TCI own, through their respective subsidiaries, 57.45% and 42.55%, respectively, of QVC. The Company, through a management agreement, is responsible for the day to day operations of QVC. The Company has accounted for the QVC Acquisition under the purchase method of accounting and QVC was consolidated with the Company effective February 1, 1995.

COMCAST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993 (Continued)

     Maclean Hunter
     In December 1994, the Company, through Comcast MHCP Holdings, L.L.C. (the "LLC"), acquired the US cable television and alternate access operations of Maclean Hunter Limited ("Maclean Hunter") from Rogers Communications Inc. and all of the outstanding shares of Barden Communications, Inc. ("BCI," and collectively, such acquisitions are referred to as the "Maclean Hunter Acquisition") for approximately $1.2 billion in cash. The Company and the California Public Employees' Retirement System ("CalPERS") invested $305.6 million and $250.0 million, respectively, in the LLC, which is owned 55% by a wholly owned subsidiary of the Company and 45% by CalPERS, and is managed by the Company. The balance of the Maclean Hunter Acquisition was financed through borrowings under a credit facility of a wholly owned subsidiary of the LLC. The Company has accounted for the Maclean Hunter Acquisition under the purchase method of accounting and has consolidated Maclean Hunter effective December 22, 1994.

     Cellular Rebuild
     In 1995, the Company's cellular division purchased approximately $172.0 million of switching and cell site equipment which replaced the existing switching and cell site equipment (the "Cellular Rebuild"). The Company substantially completed the Cellular Rebuild in the third quarter of 1995. Accordingly, during 1995, the Company charged to its results of operations approximately $110.0 million which represented the difference between the net book value of the equipment replaced and the residual value realized upon its disposal. This charge has been reflected in the Company's consolidated statement of operations as a component of depreciation and amortization expense.

     Unaudited Pro Forma Information
     The following unaudited pro forma information for the years ended December 31, 1995 and 1994 has been presented as if the QVC Acquisition and the Maclean Hunter Acquisition had occurred on January 1, 1994. This unaudited pro forma information is based on historical results of operations adjusted for acquisition costs and, in the opinion of management, is not necessarily indicative of what the results would have been had the Company operated the acquired entities since January 1, 1994 (dollars in millions, except per share data).

                                                       Year Ended December 31,
                                                       1995             1994

     Revenues .................................     $3,493.3          $3,003.9

     Loss before extraordinary items ..........        (42.8)           (163.0)

     Net loss .................................        (48.9)           (174.7)

     Net loss per share .......................         (.20)             (.74)


4.   INVESTMENTS

                                                           December 31,
                                                      1995             1994
                                                      (Dollars in thousands)
     Investments - Equity method...............      $681,347          $389,851

     Investments - Public companies............       170,096           216,002

     Investments - Privately held companies....        54,940           191,222
                                                       ------           -------
                                                     $906,383          $797,075
                                                     ========          ========

COMCAST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993 (Continued)

     Investments - Equity Method
     Summarized financial information for equity method investments for 1995, 1994 and 1993 is as follows (dollars in thousands):

                                                 Three Months   Year Ended
                                                     Ended      December 31,             Year Ended      Year Ended
                                                January 31,1995    1995                 December 31,    December 31,
                                                    QVC (2)       Other    Combined (1)   1994 (2)           1993
   Combined Results of Operations
     Revenues, net...............................  $425,921     $638,579   $1,064,500   $1,698,806        $165,688
     Depreciation and amortization...............    12,992      154,440      167,432      154,374          70,501
     Operating income (loss).....................    58,247     (209,626)    (151,379)      20,034         (38,519)

       Net income (loss) as reported
         by affiliates...........................    28,333     (310,604)    (282,271)    (136,967)        (66,587)

   Company's Equity in Net Income (Loss)
     Equity in current period net income
       (loss)....................................    $4,286     ($85,545)    ($81,259)    ($40,254)       ($28,872)
     Amortization income (expense) (3)...........     1,194       (6,553)      (5,359)        (630)
                                                   --------     --------   ----------   ----------        --------

       Total equity in net income (loss).........    $5,480     ($92,098)    ($86,618)    ($40,884)       ($28,872)
                                                   ========     ========   ==========   ==========        ========

                                                                December 31,              December 31,
                                                                  1995 (1)                  1994 (2)
   Combined Financial Position
     Current assets..................................             $437,160                  $751,914
     Noncurrent assets...............................            4,288,327                 2,059,285
     Current liabilities.............................              318,378                   638,209
     Noncurrent liabilities..........................            1,683,110                   974,815

     (1) Excludes the results of operations (subsequent to January 31, 1995) and financial position of QVC, which were consolidated with the Company effective February 1, 1995.
     (2) Through January 31, 1995, QVC's fiscal year end was January 31, and therefore, the Company recorded its equity interest in QVC's net income two months in arrears. For the year ended December 31, 1995, the Company recorded its proportionate interest in QVC's net income for the period from November 1, 1994 through January 31, 1995. Such results were not previously recorded by the Company since QVC's results of operations were recorded two months in arrears. The effect of this one-time adjustment was not significant to the Company's results of operations. The summarized financial information as of and for the year ended December 31, 1994 includes financial information for QVC as of and for the twelve months ended October 31, 1994.
     (3) The differences between the Company's recorded investments and its proportionate interests in the book value of the investees' net assets are being amortized to equity in net income or loss, primarily over a period of twenty years, which is consistent with the estimated lives of the underlying assets.

     The original cost of investments accounted for under the equity method of accounting totaled approximately $964.7 million and $565.4 million as of December 31, 1995 and 1994, respectively. As of December 31, 1995 and 1994, equity method investments include the Company's interests in Sprint Spectrum (see Note 3), TCG (see Note 3), Garden State and interests in three of its four UK cable and telecommunications businesses.

     Effective  January 1, 1994, the Company  commenced  accounting for QVC (see
     Note 3), TCG and certain other investments under the equity method of accounting due to changes in the nature of the relationships between the Company and the investees which allow the Company to exercise significant influence over their operating and financial policies. The Company's prior year financial statements were not restated due to the insignificance of the Company's proportionate ownership interests in the net income or loss of the investees for those periods.

COMCAST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993 (Continued)

     Comcast UK Cable holds, among other things, the Company's equity method investments in UK affiliates: Birmingham Cable Corporation Limited, Cable London PLC and Cambridge Holding Company Limited. On September 27, 1994, Comcast UK Cable consummated an initial public offering (the "IPO") of 15.0 million of its Class A Common Shares for net proceeds of $209.4 million. As a result of the IPO and related transactions, the Company beneficially owns approximately 31.2% of the total outstanding Comcast UK Cable common shares. Because the Class A Common Shares are entitled to one vote per share and the Class B Common Shares are entitled to ten votes per share, the Company, through its ownership of the Class B Common Shares, controls approximately 81.9% of the total voting power of all outstanding Comcast UK Cable common shares and continues to consolidate Comcast UK Cable. As a result of the IPO and related transactions, the Company recorded an aggregate minority interest liability in Comcast UK Cable of $261.4 million in 1994. In addition, the Company recorded the increase in its proportionate share of Comcast UK Cable's net assets as an increase in additional capital of $59.3 million.

     The Company holds a 20% interest in Teleport with an original cost of approximately $66.0 million as of December 31, 1995 and 1994. The Company also had loans to Teleport totaling $53.8 million and $39.5 million at December 31, 1995 and 1994, respectively.

     Investments - Public Companies
     As of December 31, 1994, the Company held 11.3 million shares of common stock of Nextel Communications, Inc. ("Nextel"), classified as available for sale, representing a 10.7% interest in Nextel's then outstanding common stock. Nextel is a specialized mobile radio licensee developing an enhanced service capability. In July 1995, the Company sold these shares for $212.6 million (the "Nextel Transaction"). As a result of this transaction, the Company recognized a pre-tax gain of $36.2 million in 1995.

     The Company had recorded its investment in Nextel common stock, with an historical cost of $175.9 million as of December 31, 1994, at its estimated fair value, resulting in an unrealized pre-tax loss of $14.0 million as of December 31, 1994. As of December 31, 1995, the Company held approximately 693,000 shares of Nextel common stock. The Company has recorded its investment, with an historical cost of $11.1 million, at its estimated fair value, resulting in an unrealized pre-tax loss of approximately $905,000 as of December 31, 1995.

     As of December 31, 1995 and 1994, the Company owns options to acquire approximately 25.0 million and 25.2 million shares of Nextel common stock, respectively, principally at $16 per share, with an estimated fair value of $99.7 million and $149.2 million, respectively, which are recorded at their historical cost of $20.0 million and $23.5 million, respectively. Investments in options have been valued using the Black-Scholes Option Pricing method.

     In February 1996, in connection with certain preemptive rights of the Company under previously existing agreements with Nextel, the Company purchased approximately 8.16 million shares, classified as available for sale, of Nextel common stock at $12.25 per share, for a total cost of $99.9 million. Had the Company owned such shares as of December 31, 1995, the fair value of these shares would have been $120.3 million.

     The Company holds unrestricted equity investments in certain other publicly traded companies with an historical cost of $104.8 million and $10.7 million as of December 31, 1995 and 1994, respectively. As of December 31, 1995 and 1994, the Company has recorded these investments at their estimated fair values of $139.9 million and $30.6 million, resulting in unrealized pre-tax gains of $35.1 million and $19.9 million, respectively.

     Investments - Privately Held Companies
     In January 1995, the Company exchanged its investments in Heritage Communications, Inc. ("Heritage") with TCI for approximately 13.3 million publicly-traded Class A common shares of TCI with a fair market value of approximately $290.0 million. Shortly thereafter, the Company sold approximately 9.1 million unrestricted TCI shares for total proceeds of approximately $188.0 million (collectively, the "Heritage Transaction"). As a result of these transactions, the Company recognized a pre-tax gain of approximately $141.0 million in 1995.

COMCAST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993 (Continued)

     It is not practicable to estimate the fair value of the Company's other investments in privately held companies with a recorded cost, excluding Heritage, of $54.9 million and $50.3 million as of December 31, 1995 and 1994, respectively, due to a lack of quoted market prices and excessive costs involved in determining such fair value.

5.   LONG-TERM DEBT

                                                                                       December 31,
                                                                                 1995              1994
                                                                                  (Dollars in thousands)
   Notes payable to banks and insurance companies, due
     in installments through 2004..........................................     $4,476,460        $3,280,035

   Senior participating redeemable zero coupon notes, due 2000.............        402,401           361,538

   11.20% Senior discount debentures, due 2007.............................        304,246

   10% Subordinated debentures, due 2003...................................        124,615           122,858

   10-1/4% Senior subordinated debentures, due 2001........................        125,000           125,000

   9-3/8% Senior subordinated debentures, due 2005.........................        250,000

   9-1/8% Senior subordinated debentures, due 2006.........................        250,000

   9-1/2% Senior subordinated debentures, due 2008.........................        200,000           200,000

   10-5/8% Senior subordinated debentures, due 2012........................        300,000           300,000

   Convertible subordinated debt:

     Zero coupon convertible subordinated notes............................                            4,345

     3-3/8% / 5-1/2% Step-up convertible subordinated
       debentures, due 2005................................................        250,000           250,000

     1-1/8% Discount convertible subordinated debentures, due 2007.........        327,514           314,546

   Other debt, due in installments principally through 1998................         18,933            35,132
                                                                                ----------        ----------

                                                                                 7,029,169         4,993,454
    Less current portion...................................................         85,403           182,913
                                                                                ----------        ----------

                                                                                $6,943,766        $4,810,541
                                                                                ==========        ==========

     The maturities of long-term debt outstanding as of December 31, 1995, as adjusted for the refinancing of a subsidiary's indebtedness in February 1996, for the four years after 1996 are as follows:

                                                        (Dollars in thousands)
                           1997.............................   $154,789
                           1998.............................    691,560
                           1999.............................    444,304
                           2000.............................    575,864

     Zero Notes
     The Company issued the Senior participating redeemable zero coupon notes, due 2000 (the "Zero Notes"), in conjunction with its 1992 acquisition of AWACS, Inc. ("AWACS"), the non-wireline cellular telephone system serving the Philadelphia Metropolitan Statistical Area, from Metromedia Company. The Zero Notes outstanding have an aggregate face amount payable at maturity of $629.4 million, accreting at 11% per annum. If, at maturity, or an earlier redemption date, 35%, subject to reduction in certain circumstances, of the private market value, as determined by applicable procedures, of the Company's cellular subsidiaries is greater than the accreted value plus certain premiums, then such greater amount will constitute the redemption price. The holders of the Zero Notes have the right, upon request of the holders of the majority of the notes, to require the Company to redeem the Zero Notes at any time on or after March 5, 1998. The accreted value of the Zero Notes, without

COMCAST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993 (Continued)

     giving effect to the alternative formula based on the private market value of the cellular business, of $402.4 million as of December 31, 1995 has been presented above as a 1998 maturity. As of December 31, 1995, approximately $188.4 million accreted value of the Zero Notes is payable, at the Company's option, either in cash or the Company's Class A Special Common Stock.

     2007 Discount Debentures
     In November 1995, Comcast UK Cable received net proceeds of approximately $291.1 million from the sale of approximately $517.3 million principal amount at maturity of its 11.20% senior discount debentures due 2007 (the "2007 Discount Debentures"). Interest will accrete on the 2007 Discount Debentures at 11.20% per annum compounded semi-annually from November 15, 1995 to November 15, 2000, after which date interest will be paid in cash on each May 15 and November 15, through November 15, 2007.

     Convertible Subordinated Debt
     The 3-3/8% / 5-1/2% step-up convertible subordinated debentures due 2005 are convertible into the Company's Class A Special Common Stock at a conversion price of $24.50 per share. Interest on the debentures accrues at a rate per annum of 3-3/8% from the date of issuance to September 8, 1997, from and after such time the Company will have the right to redeem the debentures for cash. Interest will accrue at a rate per annum of 5- 1/2% from September 9, 1997 to maturity, or earlier redemption.

     The 1-1/8% discount convertible subordinated debentures due 2007 are convertible into the Company's Class A Special Common Stock at a conversion rate equal to 19.3125 shares per $1,000 principal amount at maturity. The conversion price will not be adjusted for accrued interest or original issue discount. The debentures were issued at 55.363% of their principal amount of $541.9 million at maturity resulting in a 6% effective annual yield to maturity. At any time on or after October 15, 1997, the Company may redeem such debentures for cash.

     During 1994, $34.1 million of the zero coupon convertible subordinated notes due 1995 were converted into approximately 3.3 million shares of the Company's Class A Special Common Stock. In January 1995, the remaining $4.3 million of the notes were converted by the holders into approximately 395,000 shares of the Company's Class A Special Common Stock.

     In February 1994, substantially all of the Company's 7% convertible subordinated debentures due 2001 were converted into approximately 13.5 million shares of the Company's Class A Special Common Stock.

     Debt Extinguishment
     The Company incurred debt extinguishment costs totaling $9.4 million during 1995 in connection with the refinancing of certain indebtedness, resulting in the Company recording an extraordinary loss, net of tax, of $6.1 million or $.02 per share. During 1994, the Company paid premiums and expensed unamortized debt acquisition costs totaling $18.0 million, primarily in connection with the redemption of its $150.0 million, 11-7/8% Senior subordinated debentures due 2004, resulting in the Company recording an extraordinary loss, net of tax, of $11.7 million or $.05 per share. The Company paid similar premiums of $27.1 million during 1993 in connection with the redemption of certain of its debt resulting in the Company recording an extraordinary loss, net of tax, of $17.6 million or $.08 per share.

     Interest Rates
     Fixed interest rates on notes payable to banks and insurance companies range from 8.6% to 10.57%. Bank debt interest rates vary based upon one or more of the following rates at the option of the Company:

       Prime rate to prime plus 1%;
       London Interbank Offered Rate (LIBOR) plus 1/2% to 2-1/8%; and Certificate of deposit rate plus 7/8% to 2-1/8%.

     As of December 31, 1995 and 1994, the Company's effective weighted average interest rate on its variable rate bank and insurance company debt outstanding was 7.87% and 7.63%, respectively.

COMCAST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993 (Continued)

     Foreign  Currency and Interest Rate Risk Management
     The Company has entered into interest rate swap and cap agreements to limit its exposure to adverse fluctuations in interest rates. As of December 31, 1995 and 1994, $1.2 billion and $415.0 million, respectively, of the Company's variable rate debt was protected by these products. Such agreements mature on various dates through 2000.

     The Company has entered into certain foreign exchange option contracts as a normal part of its foreign currency risk management efforts. During 1995, Comcast UK Cable entered into certain foreign exchange put option contracts which may be settled only on November 16, 2000. These put option contracts are used to limit Comcast UK Cable's exposure to the risk that the eventual cash outflows related to net monetary liabilities denominated in currencies other than its functional currency (the UK Pound Sterling or "UK Pound") (principally the 2007 Discount Debentures) are adversely affected by changes in exchange rates. As of December 31, 1995, Comcast UK Cable has (pound)250.0 million notional amount of foreign exchange put option contracts to purchase US dollars at an exchange rate of $1.35 per (pound)1.00 (the "Ratio"). Foreign exchange put option contracts provide a hedge, to the extent the exchange rate falls below the Ratio, against Comcast UK Cable's net monetary liabilities denominated in US dollars since gains and losses realized on the put option contracts are offset against foreign exchange gains or losses realized on the underlying net liabilities. Premiums paid for such put option contracts were not significant and have been recorded as assets in the Company's consolidated balance sheet. These premiums are being amortized over the terms of the related contracts.

     In order to reduce hedging costs, Comcast UK Cable has sold (pound)250.0 million notional amount of foreign exchange call option contracts. These call option contracts may only be settled on their expiration dates. Of these call option contracts, (pound)200.0 million notional amount settle on November 16, 1996 at an exchange rate of $1.70 per (pound)1.00 and (pound)50.0 million notional amount settle on November 16, 2000 at an exchange rate of $1.62 per (pound)1.00. Changes in fair value between measurement dates relating to these call option contracts are not significant and have been recorded in the Company's consolidated statement of operations.

     Debt Covenants
     Certain of the Company's subsidiaries' loan agreements contain restrictive covenants which limit the subsidiaries' ability to enter into arrangements for the acquisition of property and equipment, investments, mergers and the incurrence of additional debt. Certain of these agreements require that certain ratios and cash flow levels be maintained and contain certain restrictions on dividend payments and advances of funds to the Company. The Company and its subsidiaries were in compliance with such restrictive covenants for all periods presented. In addition, the stock of certain subsidiary companies is pledged as collateral for the notes payable to banks and insurance companies.

     As of December 31, 1995, approximately $410 million of the Company's cash, cash equivalents and short-term investments was restricted to use by subsidiaries of the Company under contractual or other arrangements, including approximately $341 million which is restricted to use by Comcast UK Cable.

     Lines and Letters of Credit
     As of February 1, 1996, certain subsidiaries of the Company had unused lines of credit of $1.541 billion. Use of these unused lines of credit is restricted by the covenants of the related debt agreements and to subsidiary debt refinancing, subsidiary general corporate purposes and dividend declaration.

     As of December 31, 1995, the Company and certain of its subsidiaries had unused irrevocable standby letters of credit totaling $63.9 million to cover potential fundings associated with several projects.

COMCAST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993 (Continued)

6.   STOCKHOLDERS' DEFICIENCY

     Preferred Stock
     The Company is authorized to issue, in one or more series, up to a maximum of 20.0 million shares of preferred stock without par value. The shares can be issued with such designations, preferences, qualifications, privileges, limitations, restrictions, options, conversion rights and other special or related rights as the Board shall from time to time fix by resolution.

     Common Stock
     Class A Special Common Stock is generally nonvoting and each share of Class A Common Stock is entitled to one vote. Each share of Class B Common Stock is entitled to fifteen votes and is convertible, share for share, into Class A or Class A Special Common Stock, subject to certain restrictions.

     As of December 31,  1995,  20.7  million  shares of Class A Special  Common
     Stock  were  reserved  for  issuance  upon   conversion  of  the  Company's
     convertible subordinated debentures.

     Repurchases  and  Retirements
     Through December 31, 1995, the Company had repurchased shares of its common stock for aggregate consideration of $12.4 million pursuant to the Repurchase Program (see Note 3). Through February 1, 1996, the Company had repurchased additional shares for aggregate consideration of $4.0 million. In addition, the Company sold put options on 3.0 million shares of its Class A Special Common Stock in December 1995. Through February 1, 1996, the Company sold additional put options on 1.0 million shares of its Class A Special Common Stock (see Note 9).

     In December 1995, the Company issued 751,000 shares of its Class A Special Common Stock to the Company's Retirement-Investment Plan in exchange for an equivalent number of shares of its Class A Common Stock, held as an investment of the plan.

     Stock Option Plans
     The Company maintains qualified and nonqualified stock option plans for employees, directors and other persons under which the option prices are not less than the fair market value of the shares at the date of grant. Under these plans, 16.3 million shares of Class A Special Common Stock, 229,000 shares of Class A Common Stock and 658,000 shares of Class B Common Stock were reserved as of December 31, 1995. Option terms are generally from five to ten and one-half years with options becoming exercisable at various dates.

COMCAST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993 (Continued)

     Changes in the number of shares subject to outstanding but unexercised options under the Company's option plans for the years ended December 31, 1995, 1994 and 1993 were as follows:

                                                                                  Common Stock
                                                                    Class A
                                                                    Special          Class A            Class B
BALANCE, JANUARY 1, 1993........................................  7,342,018           667,463           658,125
   Options granted at prices of $12.00 to $22.08 per share......  1,186,350
   Options exercised at prices of $1.57 to $12.58 per share.....   (935,515)         (196,968)
   Options cancelled............................................    (80,125)           (2,525)
                                                                  ---------         ---------         ---------

BALANCE, DECEMBER 31, 1993......................................  7,512,728           467,970           658,125
   Options granted at prices of $16.13 to $23.28 per share......  5,165,216
   Options exercised at prices of $1.73 to $11.92 per share.....   (526,857)          (81,472)
   Options cancelled............................................   (282,236)          (24,935)
                                                                  ---------         ---------         ---------

BALANCE, DECEMBER 31, 1994...................................... 11,868,851           361,563           658,125
   Options granted at prices of $14.63 to $22.00 per share......  2,899,339
   Options exercised at prices of $3.32 to $15.50 per share.....   (267,505)         (128,651)
   Options cancelled............................................   (292,391)           (3,700)
                                                                  ---------         ---------         ---------

BALANCE, DECEMBER 31, 1995...................................... 14,208,294           229,212           658,125
                                                                 ==========           =======           =======

Average price of options outstanding at
   December 31, 1995............................................     $14.25             $4.87             $5.70
                                                                 ==========           =======           =======


     As of December 31, 1995, options to purchase 5.8 million shares of Class A Special Common Stock, 226,000 shares of Class A Common Stock and 557,000 shares of Class B Common Stock were exercisable.

     Restricted Stock Plan
     The Company has a restricted stock program whereby management employees may be granted restricted shares of the Company's Class A Special Common Stock. Shares are subject to certain vesting provisions. The shares awarded do not have voting or dividend rights until vesting occurs. Restrictions on the awards expire annually, over a period generally not to exceed five years from the date of the awards. The Company recognizes compensation expense over the vesting period. As of December 31, 1995, there were 1.1 million unvested shares granted under the program of which 509,000 vested in January 1996. Total compensation expense recognized in 1995, 1994 and 1993 under this program was $4.6 million, $4.4 million and $3.4 million, respectively.

     QVC Stock Option/SAR Plans
     QVC maintains a qualified and nonqualified combination stock option/Stock Appreciation Rights ("SAR") plan (the "QVC Tandem Plan") and a SAR plan (the "QVC SAR Plan") for employees, officers, directors and other persons designated by the Compensation Committee of QVC's Board of Directors. Under the QVC Tandem Plan, the option prices are not less than the fair market values at the date of grant. If the SAR feature of the Tandem Plan is elected, eligible participants receive 75% of the excess of the fair market value of a share of QVC stock over the exercise price of the option to which it is attached at the exercise date. Because the exercise of the option component is more likely, no compensation expense has been recorded. Under the QVC SAR Plan, eligible participants are entitled to receive 100% of the excess of the fair market value of the QVC stock at the exercise date over the fair value of such stock at the date of grant. Option and SAR terms may be up to 10 years from the date of grant, with options and SARs becoming exercisable at various dates.

     During the year ended December 31, 1995, 142,000 options were granted at a price of $460 per share. As the first vesting date was January 1, 1996, no options were exercisable as of December 31, 1995. Holders have stated an intention not to exercise the SAR feature of the QVC Tandem Plan.

COMCAST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993 (Continued)


     Under the QVC SAR plan, 8,500 SARs are outstanding as of December 31, 1995 and compensation expense of $1.1 million was recorded in 1995 related to such plan.

7.   INCOME TAXES

     As a result of the Maclean Hunter Acquisition, the Company's deferred income tax liability was increased in 1994 by approximately $488.0 million for temporary differences between the financial reporting basis and the income tax reporting basis of the assets of Maclean Hunter and BCI at the date of acquisition. Deferred charges were increased by the same amount as prescribed by SFAS No. 109.

     As a result of the QVC Acquisition, the Company's deferred income tax liability was increased in 1995 by $45.7 million for temporary differences between the financial reporting basis and the income tax reporting basis of the assets of QVC at the date of acquisition. Deferred charges were increased by the same amount as prescribed by SFAS No. 109. At the date of acquisition, QVC had a net deferred income tax liability of $33.2 million, which was assumed by the Company.

     The Company joins with its subsidiaries which it owns 80% or more in filing consolidated federal income tax returns. Both QVC and the direct subsidiary of the LLC file separate consolidated federal income tax returns.

     Income tax expense (benefit) consists of the following components:

                                                                             Year Ended December 31,
                                                                     1995             1994              1993
                                                                             (Dollars in thousands)
     Current expense
     Federal....................................................   $45,223            $8,098            $5,099
     State......................................................    14,283            12,408             9,320
                                                                   -------           -------           -------

                                                                    59,506            20,506            14,419
                                                                   -------           -------           -------

     Deferred expense (benefit)
     Federal....................................................   (21,991)          (27,912)             (216)
     State......................................................     4,656            (1,828)            1,026
                                                                   -------           -------           -------

                                                                   (17,335)          (29,740)              810
                                                                   -------           -------           -------

     Income tax expense (benefit)...............................   $42,171           ($9,234)          $15,229
                                                                   =======           =======           =======

COMCAST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993 (Continued)

     The effective income tax expense (benefit) of the Company differs from the statutory amount because of the effect of the following items:

                                                                              Year Ended December 31,
                                                                     1995              1994             1993
                                                                              (Dollars in thousands)
     Federal tax at statutory rate..............................  ($15,894)         ($31,489)         ($29,291)
     Non-deductible depreciation and amortization...............    23,734             3,235             3,153
     State income taxes, net of federal benefit.................    12,310             6,877             6,725
     Non-deductible equity in net losses of affiliates..........    17,258            10,550             4,838
     Deductible permanent differences associated
       with redemption of securities............................                                       (37,694)
     Increase in corporate federal income tax rate..............                                        20,589
     Additions to valuation allowance...........................     1,440               605            47,494
     Other......................................................     3,323               988              (585)
                                                                  --------          --------          --------

     Income tax expense (benefit)...............................   $42,171           ($9,234)          $15,229
                                                                  ========          ========          ========

     Deferred  income  tax  expense   (benefit)   resulted  from  the  following
     differences between financial and income tax reporting:

                                                                            Year Ended December 31,
                                                                    1995             1994              1993
                                                                            (Dollars in thousands)
     Depreciation and amortization.........................       ($68,267)         ($36,357)         ($34,694)
     Accrued expenses not currently deductible.............         (2,697)          (22,287)
     Non-deductible reserves for bad debts,
       obsolete inventory and sales returns................        (14,208)
     Deductible temporary differences associated
       with sale or redemption of securities...............         22,667                               7,031
     Utilization of net operating loss carryforwards.......         40,956            28,299
     Deferred tax assets arising from current
       period losses ......................................         (9,995)                            (39,610)
     Increase in corporate federal income tax rate.........                                             20,589
     Change in valuation allowance and other...............         14,209               605            47,494
                                                                   --------          --------          --------

     Deferred income tax expense (benefit).................       ($17,335)         ($29,740)             $810
                                                                  ========          ========          ========

COMCAST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993 (Continued)

     Significant components of the Company's net deferred tax liability are as follows:

                                                                         December 31,
                                                                   1995               1994
                                                                    (Dollars in thousands)
     Deferred tax assets:
       Net operating loss carryforwards....................       $257,851          $288,812
       Differences between book and
         tax basis of property and equipment
         and deferred charges..............................         26,811            29,330
       Reserves for bad debts, obsolete inventory
         and sales returns.................................         62,895
       Other...............................................         43,333            40,636
       Less: Valuation allowance...........................       (244,897)         (274,736)
                                                                ----------        ----------
                                                                   145,993            84,042
                                                                ----------        ----------
     Deferred tax liabilities, principally
       differences between book and tax
       basis of property and equipment and
       deferred charges..................................        1,604,189         1,474,891
                                                                ----------        ----------
     Net deferred tax liability............................     $1,458,196        $1,390,849
                                                                ==========        ==========


     The Company's valuation allowance against deferred tax assets includes approximately $120.0 million for which any subsequent tax benefits recognized will be allocated to reduce goodwill and other noncurrent intangible assets. For income tax reporting purposes, the subsidiaries of the LLC have net operating loss carryforwards of approximately $18.0 million, for which a deferred tax asset has been recorded, which expire primarily in 2010.

8.   STATEMENT OF CASH FLOWS - SUPPLEMENTAL INFORMATION

     The Company made cash payments for interest of approximately $459.1 million, $261.6 million and $278.6 million during the years ended December 31, 1995, 1994 and 1993, respectively.

     The Company made cash payments for income taxes of approximately $35.4 million during the year ended December 31, 1995. Cash payments for income taxes during the years ended December 31, 1994 and 1993 were not significant.

9.   COMMITMENTS AND CONTINGENCIES

     Commitments
     Liberty Media Corporation ("Liberty"), a majority owned subsidiary of TCI, may, at certain times following February 9, 2000, trigger the exercise of certain exit rights with respect to its investment in QVC. If the exit rights are triggered, the Company has first right to purchase Liberty's stock in QVC at Liberty's pro rata portion of the fair market value (on a going concern or liquidation basis, whichever is higher, as determined by an appraisal process) of QVC. The Company may pay Liberty for such stock, subject to certain rights of Liberty to consummate the purchase in the most tax-efficient method available, in cash, the Company's promissory note maturing not more than three years after issuance, the Company's equity securities or any combination thereof. If the Company elects not to purchase the stock of QVC held by Liberty, then Liberty will have a similar right to purchase the stock of QVC held by the Company. If Liberty elects not to purchase the stock of QVC held by the Company, then Liberty and the Company will use their best efforts to sell QVC.

COMCAST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993 (Continued)

     As a result of the Maclean Hunter Acquisition, at any time after December 18, 2001, CalPERS may elect to liquidate its interest in the LLC at a price based upon the fair value of CalPERS' interest in the LLC, adjusted, under certain circumstances, for certain performance criteria relating to the fair value of the LLC or to the Company's common stock. Except in certain limited circumstances, the Company, at its option, may satisfy this liquidity arrangement by purchasing CalPERS' interest for cash, through the issuance of the Company's common stock (subject to certain limitations) or by selling the LLC.

     In conjunction with the Repurchase Program, in December 1995, the Company sold put options on 3.0 million shares of its Class A Special Common Stock. The put options give the holder the right to require the Company to repurchase such shares at specified prices on specific dates during the period from May through July 1996. Proceeds of $2.6 million from the sale of these put options were credited to additional capital. The amount the Company would be obligated to pay to repurchase such shares if all outstanding put options were exercised, totaling $52.1 million, has been reclassified to a temporary equity account in the Company's consolidated balance sheet as of December 31, 1995. Through February 1, 1996, the Company sold additional put options on 1.0 million shares of its Class A Special Common Stock, with expiration dates in July 1996. If the put options sold in January 1996 were exercised, the Company would be obligated to pay $17.5 million to repurchase such shares.

     During 1994, Comcast UK Cable entered into foreign exchange forward contracts to protect Comcast UK Cable from the risk that monetary assets held or denominated in US dollars are devalued as a result of changes in exchange rates. The notional amount of these contracts was $20.0 million and $100.0 million as of December 31, 1995 and 1994, respectively. Foreign exchange forward contracts provide an effective hedge against such monetary assets held since gains and losses realized on the contracts, which were not significant to the Company's results of operations, are offset against gains or losses realized on the underlying hedged assets. The remaining forward contract matures during 1996.

     See Note 5 for a description of certain foreign exchange option contracts entered into by Comcast UK Cable during 1995.

     Minimum annual rental commitments for office space and equipment under noncancellable operating leases as of December 31, 1995 are as follows:

                                                          (Dollars
                                                        in thousands)

              1996                                         $33,800
              1997                                          29,230
              1998                                          27,191
              1999                                          25,336
              2000                                          21,735
              Thereafter                                   106,051

     Rental expense of $44.6 million, $21.9 million and $19.3 million for 1995, 1994 and 1993, respectively, has been charged to operations.

     Contingencies
     The Company is subject to claims which arise in the ordinary course of its business and other legal proceedings. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial position or results of operations of the Company.

     The Company has settled the majority of outstanding proceedings challenging its rates charged for regulated cable services. In December 1995, the FCC adopted an order approving a negotiated settlement of rate complaints pending against the Company for cable programming service tiers ("CPSTs") which provided approximately $6.6 million in refunds, plus interest, being given in the form of bill credits, to approximately 1.3 million of the Company's cable subscribers. This FCC order resolved 160 of the Company's benchmark rate

COMCAST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993 (Continued)

     cases covering the period September 1993 through July 1994 and 104 of the Company's cost-of-service cases for CPSTs covering the period September 1993 through December 1995. As part of the negotiated settlement, the Company agreed to forego certain inflation and external cost adjustments for systems covered by its cost-of-service filings for CPSTs. The FCC's order has been appealed to a federal appellate court by a local franchising authority whose rate complaint against the Company was resolved by the negotiated settlement. The Company currently is seeking to justify rates for basic cable services and equipment in certain of its cable systems in the State of Connecticut on the basis of a cost-of-service showing. The State of Connecticut has ordered the Company to reduce such rates and to make refunds to subscribers. The Company has appealed the Connecticut decision to the FCC. The Company's management believes that the ultimate resolution of these pending regulatory matters will not have a material adverse impact on the Company's financial position or results of operations.

10.  DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following summary table of the estimated fair value of the Company's financial instruments is made in accordance with the provisions of SFAS No. 107, "Disclosures About Fair Value of Financial Instruments." See Note 2 for a description of methodologies used for such disclosures.

                                                      December 31, 1995                  December 31, 1994
                                                                     (Dollars in thousands)
                                                Carrying          Estimated         Carrying          Estimated
                                                 Amount          Fair Value          Amount          Fair Value
     Investments - Public
         companies - (see Note 4)...........    $170,096          $249,783         $216,002 (1)      $341,785 (1)

     (1) Excludes publicly traded investments accounted for under the equity method.

     The Company's long-term debt had carrying amounts of $7.029 billion and $4.993 billion and estimated fair values of $7.074 billion and $4.828 billion as of December 31, 1995 and 1994, respectively. The estimated fair value of the Company's publicly traded debt is based on quoted market prices for that debt. Interest rates that are currently available to the Company for issuance of debt with similar terms and remaining maturities are used to estimate fair value for debt issues for which quoted market prices are not available.

     The estimated liability to settle the Company's interest rate swap and cap agreements was $7.7 million and $39.0 million as of December 31, 1995 and 1994, respectively.

     The differences between the carrying amounts and the estimated fair value of the Company's foreign exchange forward contracts and foreign exchange option contracts were not significant as of December 31, 1995 and 1994 (see Notes 5 and 9).

     The difference between the proceeds received from the sale of put options on the Company's common stock (see Note 9) and the estimated fair value of such options was not significant as of December 31, 1995.

COMCAST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993 (Continued)

11.  FINANCIAL DATA BY BUSINESS SEGMENT

     The following represents the Company's significant business segments, including: "Domestic Cable Communications," the most significant of the Company's wired telecommunications operations; "Electronic Retailing," the most significant of the Company's content businesses; and "Cellular Communications," the most significant of the Company's wireless telecommunications operations. The remaining components of the Company's operations are not independently significant to the Company's consolidated financial position or results of operations and are included under the caption "Corporate and Other" (dollars in thousands).

                                                   Domestic
                                                     Cable       Electronic     Cellular      Corporate
                                                Communications    Retailing  Communications   and Other(1)   Total
   1995
   Revenues....................................   $1,454,932    $1,487,688      $374,880        $45,446    $3,362,946
   Depreciation and amortization...............      372,457        86,131       205,733         24,731       689,052
   Operating income (loss).....................      345,998       145,802       (67,923)       (94,086)      329,791
   Interest expense............................      245,555        75,301        74,669        129,202       524,727
   Assets......................................    4,531,075     2,096,381     1,352,724      1,600,128     9,580,308
   Long-term debt..............................    2,984,182       911,335       928,923      2,119,326     6,943,766
   Capital expenditures and acquisitions.......      234,584     1,337,977       306,378        130,058     2,008,997
   Equity in net (losses) income of
     affiliates................................      (17,609)          265        (1,374)       (67,900)      (86,618)

   1994
   Revenues....................................   $1,065,316     $              $286,137        $23,851    $1,375,304
   Depreciation and amortization...............      229,534                      89,916         17,012       336,462
   Operating income (loss).....................      287,960                      26,413        (74,579)      239,794
   Interest expense............................      151,128                      58,556        103,793       313,477
   Assets......................................    4,504,764        84,122     1,205,047        969,051     6,762,984
   Long-term debt..............................    2,852,877                     744,538      1,213,126     4,810,541
   Capital expenditures and acquisitions.......    1,456,497                      79,719         26,316     1,562,532
   Equity in net (losses) income of
     affiliates................................       (8,259)       11,187                      (43,812)      (40,884)

   1993
   Revenues....................................   $1,092,746      $             $202,032        $43,450    $1,338,228
   Depreciation and amortization...............      240,523                      84,740         16,237       341,500
   Operating income (loss).....................      311,448                       7,403        (53,955)      264,896
   Interest expense............................      152,508                      74,421        120,519       347,448
   Assets......................................    2,436,952        69,114     1,277,619      1,164,591     4,948,276
   Long-term debt..............................    2,049,332                     689,984      1,415,514     4,154,830
   Capital expenditures and acquisitions.......      100,518                      49,531         17,662       167,711
   Equity in net losses of affiliates..........       (9,197)                                   (19,675)      (28,872)

   (1) Corporate and other includes certain elimination entries related to the segments presented.

COMCAST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1995, 1994 and 1993 (Concluded)

12.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                                 First         Second           Third         Fourth          Total
                                              Quarter (2)      Quarter       Quarter (2)      Quarter         Year
                                                           (Dollars in thousands, except per share data)
     1995

   Revenues.................................  $663,606        $823,572       $870,249     $1,005,519      $3,362,946
   Operating income before
     depreciation and amortization (1)......   219,606         260,824        264,144        274,269       1,018,843
   Operating income (3).....................   (23,871)        117,258        116,512        119,892         329,791
   Loss before extraordinary items (3)......      (628)        (29,294)        (1,953)        (5,974)        (37,849)
   Extraordinary items......................                                   (5,407)          (677)         (6,084)
   Net loss (3).............................      (628)        (29,294)        (7,360)        (6,651)        (43,933)
   Loss per share before
     extraordinary items....................                      (.12)          (.01)          (.03)           (.16)
   Extraordinary items per share............                                     (.02)                          (.02)
   Net loss per share.......................                      (.12)          (.03)          (.03)           (.18)
   Cash dividends per share.................     .0233           .0233          .0233          .0233           .0933

   1994
   Revenues.................................  $328,703        $340,640       $345,744       $360,217      $1,375,304
   Operating income before
     depreciation and amortization (1)......   141,520         148,553        146,125        140,058         576,256
   Operating income.........................    64,275          65,304         63,310         46,905         239,794
   Loss before extraordinary items..........   (15,777)        (12,756)       (17,246)       (29,546)        (75,325)
   Extraordinary items......................   (11,580)           (123)                                      (11,703)
   Net loss.................................   (27,357)        (12,879)       (17,246)       (29,546)        (87,028)
   Loss per share before
     extraordinary items....................      (.07)           (.05)          (.07)          (.13)           (.32)
   Extraordinary items per share............      (.05)                                                         (.05)
   Net loss per share.......................      (.12)           (.05)          (.07)          (.13)           (.37)
   Cash dividends per share.................     .0233           .0233          .0233          .0233           .0933

---------------
(1) Operating income before depreciation and amortization is commonly referred to in the Company's businesses as "operating cash flow." Operating cash flow is a measure of a company's ability to generate cash to service its obligations, including debt service obligations, and to finance capital and other expenditures. In part due to the capital intensive nature of the Company's businesses and the resulting significant level of non-cash depreciation and amortization expense, operating cash flow is frequently used as one of the bases for comparing the Company's businesses. Operating cash flow does not purport to represent net income or net cash provided by operating activities, as those terms are defined under generally accepted accounting principles, and should not be considered as an alternative to such measurements as an indicator of the Company's performance.
(2) Results of operations for the first quarter of 1994 and for the third quarter of 1995 were affected by premiums paid and losses incurred in connection with the redemption of certain of the Company's debt, shown as extraordinary items in the Company's consolidated statement of operations.
(3) Results of operations were affected by the Cellular Rebuild and the Heritage Transaction in the first quarter of 1995 and by the Nextel Transaction in the third quarter of 1995 (see Notes 3 and 4).

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

The information called for by Item 10, Directors and Executive Officers of the Registrant (except for the information regarding executive officers called for by Item 401 of Regulation S-K which is included in Part I hereof as Item 4A in accordance with General Instruction G(3)), Item 11, Executive Compensation, Item 12, Security Ownership of Certain Beneficial Owners and Management, and Item 13, Certain Relationships and Related Transactions, is hereby incorporated by reference to the Registrant's definitive Proxy Statement for its Annual Meeting of Shareholders presently scheduled to be held in June 1996, which shall be filed with the Securities and Exchange Commission within 120 days of the end of the Registrant's latest fiscal year.

                                     PART IV


ITEM 14   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The following consolidated financial statements of the Company are included in Part II, Item 8:

     Independent Auditors' Report............................................37
     Consolidated Balance Sheet--December 31, 1995 and 1994..................38
     Consolidated Statement of Operations--Years
       Ended December 31, 1995, 1994 and 1993................................39
     Consolidated Statement of Cash Flows--Years
       Ended December 31, 1995, 1994 and 1993................................40
     Consolidated Statement of Stockholders'
       Deficiency--Years Ended December 31, 1995, 1994 and 1993..............41
     Notes to Consolidated Financial Statements..............................42

(b) (i) The following financial statement schedule required to be filed by Items 8 and 14(d) of Form 10-K is included in Part IV:

          Schedule II -- Valuation and Qualifying Accounts ...................73

          All other schedules are omitted because they are not applicable, not required or the required information is included in the financial statements or notes thereto.

(c)  Exhibits required to be filed by Item 601 of Regulation S-K:

        2.1 Agreement and Plan of Merger by and among The E.W. Scripps Company, Scripps Howard, Inc., and Comcast Corporation dated as of October 28, 1995 (incorporated by reference to Exhibit 10.1 to Comcast Corporation's Current Report on Form 8-K filed on December 19, 1995).

        2.2 Voting Agreement by and among Comcast Corporation, The E.W. Scripps Company, Sural Corporation and The Edward W. Scripps Trust, dated as of October 28, 1995 (incorporated by reference to Exhibit 10.1 to Comcast Corporation's Current Report on Form 8-K filed on December 19, 1995).

        3.1(a) Amended and Restated Articles of Incorporation filed on July 24, 1990.

        3.1(b)  Amendment to Articles of Incorporation filed on July 14, 1994.

        3.1(c) Amendment to Restated Articles of Incorporation filed on July 12, 1995.

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

        4.12 Form of Debenture relating to Comcast Corporation's $250.0 million 9-3/8% Senior Subordinated Debentures due 2005 (incorporated by reference to Exhibit 4.1 to Comcast Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995).

        4.13 Form of Debenture relating to Comcast Corporation's $250.0 million 9-1/8% Senior Subordinated Debentures due 2006.

        4.14 Indenture dated as of November 15, 1995, between Comcast UK Cable Partners Limited and Bank of Montreal Trust Company, as Trustee, in respect of Comcast UK Cable Partners Limited's 11.20% Senior Discount Debentures due 2007 (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1 (File No. 33-96932) of Comcast UK Cable Partners Limited).

        4.14(a) Form of  Debenture  relating  to  Comcast  Corporation's  11.20%
                Senior Discount Debentures due 2007 (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-1 (File No. 33-96932) of Comcast UK Cable Partners Limited).

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

        10.3* 1982 Incentive Stock Option Plan, as amended (incorporated by reference to Exhibit 10(12) to the Company's Annual Report on Form 10-K for the year ended December 31, 1991).

        10.4(a)*1986  Amended  and  Restated  Non-Qualified  Stock  Option  Plan
                (incorporated by reference to Exhibit 10(11) to the Company's Annual Report on Form 10-K for the year ended December 31,
                1991).

        10.4(b)*Amendment  to  1986  Non-Qualified   Stock  Option  Plan,  dated
                September 16, 1994 (incorporated by reference to Exhibit 10.5(b) to Comcast Corporation's Annual Report on Form 10-K for the year ended December 31, 1994).

        10.5(a)*Comcast Corporation 1987 Stock Option Plan, as amended and restated (incorporated by reference to Exhibit 99 to the Company's Registration Statement on Form S-8 filed on December 16, 1994).

        10.5(b)*Amendment to 1987 Stock Option Plan,  dated  September  16, 1994
                (incorporated by reference to Exhibit 10.6(b) to Comcast Corporation's Annual Report on Form 10-K for the year ended December 31, 1994).

        10.6 The Comcast Corporation Retirement-Investment Plan, as amended and restated effective January 1, 1993 (revised through September 30, 1995) (incorporated by reference to Exhibit 10.1 to Form S-8 of Comcast Corporation filed on October 5, 1995).

        10.7* Amended and Restated Deferred Compensation Plan, dated January 1, 1995 (incorporated by reference to Exhibit 10.8 to Comcast Corporation's Annual Report on Form 10-K for the year ended December 31, 1994).

        10.8* 1990 Restricted Stock Plan, as amended and restated effective December 13, 1995.

        10.9* 1992 Executive Split Dollar Insurance Plan (incorporated by reference to Exhibit 10(12) to the Company's Annual Report on Form 10-K for the year ended December 31, 1992).

        10.10* Form of Compensation and Deferred Compensation Agreement and Stock Appreciation Bonus Plan for Ralph J. Roberts (incorporated by reference to Exhibit 10(13) to the Company's Annual Report on Form 10-K for the year ended December 31, 1993).

        10.11   Defined  Contribution  Plans  Master  Trust  Agreement,  between
                Comcast Corporation and State Street Bank and Trust Company (incorporated by reference to Exhibit 10.2 to Form S-8 of Comcast Corporation filed on October 5, 1995).

                ------------------


                * Constitutes a management contract or compensatory plan or arrangement.

                /*/     Pursuant to Item  601(b)(4)(iii)(A)  of Regulation  S-K,
                        the   Registrant   agrees  to  furnish  a  copy  of  the
                        referenced agreement to the Commission upon request.

        10.12 Tax Sharing Agreement, dated as of December 2, 1992, among Storer Communications, Inc., TKR Cable I, Inc., TKR Cable II,
                Inc., TKR Cable III, Inc., Tele-Communications, Inc., the Company and each of the Departing Subsidiaries that are signatories thereto (incorporated by reference to Exhibit 4 to the Company's Current Report on Form 8-K filed with the Commission on December 17, 1992, as amended by Form 8 filed January 8, 1993).

        10.13(a)Credit  Agreement,  dated as of December 2, 1992,  among Comcast
                Storer, Inc. and The Bank of New York, The Bank of Nova Scotia, Canadian Imperial Bank of Commerce, The Chase Manhattan Bank (National Association), Chemical Bank, LTCB Trust Company and The Toronto- Dominion Bank, as managing agents, and The Bank of New York, as administrative agent (incorporated by reference to Exhibit 5 to the Company's Current Report on Form 8-K filed with the Commission on December 17, 1992, as amended by Form 8 filed January 8, 1993).

    10.13(b)/*/ Amendment  No. 1, dated as of  November  30,  1994,  to the
                Credit Agreement dated as of December 2, 1992, among Comcast Storer, Inc., the banks named therein and The Bank of New York, as administrative agent.

    10.13(c)/*/ Amendment  No. 2, dated as of  December  13,  1995,  to the
                Credit Agreement dated as of December 2, 1992, as amended, among Comcast Storer, Inc., the banks named therein and The Bank of New York, as administrative agent.

    10.13(d)/*/ Amendment  No. 3 and Waiver,  dated as of February 29, 1996,  to the Credit Agreement dated as of December 2, 1992, as amended, among Comcast Storer, Inc., the banks named therein and The Bank of New York, as administrative agent.

        10.14 Note Purchase Agreement, dated as of November 15, 1992, among Comcast Storer, Inc., Storer Communications, Inc., Comcast Storer Finance Sub, Inc. and each of the respective purchasers named therein (incorporated by reference to Exhibit 6 to the Company's Current Report on Form 8-K filed with the Commission on December 17, 1992, as amended by Form 8 filed January 8,
                1993).

        10.15 Payment Agreement, dated December 2, 1992, among the Company, Comcast Storer, Inc., SCI Holdings, Inc., Storer Communications, Inc. and each of the Remaining Subsidiaries that are signatories thereto (incorporated by reference to Exhibit 7 to the Company's Current Report on Form 8-K filed with the Commission on December 17, 1992, as amended by Form 8 filed January 8, 1993).

        10.16 Intercreditor and Collateral Agency Agreement, dated as of December 2, 1992, among Comcast Storer, Inc., Comcast Cable Communications, Inc., Storer Communications, Inc., the banks party to the Credit Agreement dated as of December 2, 1992, the purchasers of the Senior Notes under the separate Note Purchase Agreements each dated as of November 15, 1992, the Senior Lenders (as defined therein) and The Bank of New York as collateral agent for the Senior Lenders (incorporated by reference to Exhibit 8 to the Company's Current Report on Form 8-K filed with the Commission on December 17, 1992, as amended by Form 8 filed January 8, 1993).

        10.17 Tax Sharing Agreement, dated December 2, 1992, between the Company and Comcast Storer, Inc. (incorporated by reference to
                Exhibit 9 to the Company's Current Report on Form 8-K filed with the Commission on December 17, 1992, as amended by Form 8 filed January 8, 1993).


                ------------------


                /*/     Pursuant to Item  601(b)(4)(iii)(A)  of Regulation  S-K,
                        the   Registrant   agrees  to  furnish  a  copy  of  the
                        referenced agreement to the Commission upon request.

        10.18 Pledge Agreement, dated as of December 2, 1992, between Comcast Cable Communications, Inc. and The Bank of New York (incorporated by reference to Exhibit 10 to the Company's Current Report on Form 8-K filed with the Commission on December 17, 1992, as amended by Form 8 filed January 8, 1993).

        10.19 Pledge Agreement, dated as of December 2, 1992, between Comcast Storer, Inc. and The Bank of New York (incorporated by reference to Exhibit 11 to the Company's Current Report on Form 8- K filed with the Commission on December 17, 1992, as amended by Form 8 filed January 8, 1993).

        10.20 Pledge Agreement, dated as of December 2, 1992, between Storer Communications, Inc. and The Bank of New York (incorporated by reference to Exhibit 12 to the Company's Current Report on Form 8-K filed with the Commission on December 17, 1992, as amended by Form 8 filed January 8, 1993).

        10.21 Note Pledge Agreement, dated as of December 2, 1992, between Comcast Storer, Inc. and The Bank of New York (incorporated by reference to Exhibit 13 to the Company's Current Report on Form 8-K filed with the Commission on December 17, 1992, as amended by Form 8 filed January 8, 1993).

        10.22 Guaranty Agreement, dated as of December 2, 1992, between Storer Communications, Inc. and The Bank of New York (incorporated by reference to Exhibit 14 to the Company's Current Report on Form 8-K filed with the Commission on December 17, 1992, as amended by Form 8 filed January 8, 1993).

        10.23 Guaranty Agreement, dated as of December 2, 1992, between Comcast Storer Finance Sub, Inc. and The Bank of New York (incorporated by reference to Exhibit 15 to the Company's Current Report on Form 8-K filed with the Commission on December 17, 1992, as amended by Form 8 filed January 8, 1993).

        10.24(a)Stock Purchase  Agreement,  dated September 14, 1992,  among the
                Company, Comcast FCI, Inc. and Fleet Call, Inc. (incorporated by reference to Exhibit A to Amendment No. 1 to the Company's
                Schedule 13D dated September 22, 1992 filed with respect to Fleet Call, Inc.).

        10.24(b)Letter  Agreement,   dated  October  28,  1992,  amending  Stock
                Purchase Agreement (incorporated by reference to Exhibit L to Amendment No. 2 to the Company's Schedule 13D dated February 23, 1993 filed with respect to Fleet Call, Inc.).

        10.24(c)Letter  Agreement,  dated  November  24,  1992,  amending  Stock
                Purchase Agreement (incorporated by reference to Exhibit M to Amendment No. 2 to the Company's Schedule 13D dated February 23, 1993 filed with respect to Fleet Call, Inc.).

        10.24(d)Notice,  dated February 15, 1993,  from Fleet Call,  Inc. to the
                Company pursuant to the Stock Purchase Agreement (incorporated by reference to Exhibit N to Amendment No. 2 to the Company's
                Schedule 13D dated February 23, 1993 filed with respect to Fleet Call, Inc.).

        10.24(e)Acknowledgement,  dated  February 15,  1993,  among the Company,
                Comcast FCI, Inc. and Fleet Call, Inc. (incorporated by reference to Exhibit O to Amendment No. 2 to the Company's
                Schedule 13D dated February 23, 1993 filed with respect to Fleet Call, Inc.).

        10.24(f)Letter  Agreement,  dated February 15, 1993,  amending the Stock
                Purchase Agreement (incorporated by reference to Exhibit P to Amendment No. 2 to the Company's Schedule 13D dated February 23, 1993 filed with respect to Fleet Call, Inc.).

        10.24(g)Letter  Agreement,  dated  July 22,  1993,  among  the  Company,
                Comcast FCI, Inc. and Nextel Communications, Inc. (formerly Fleet Call, Inc.) (incorporated by reference to Exhibit A to Amendment No. 3 to Schedule 13D dated July 27, 1993 filed by the Company with respect to Nextel Communications, Inc.).

        10.24(h)Amendment, dated August 4, 1994, to Stock Purchase Agreement dated as of September 14, 1992 among Comcast Corporation, Comcast FCI, Inc. and Nextel Communications, Inc. (incorporated by reference to Exhibit C to Amendment No. 7 to the Schedule 13D of Comcast Corporation relating to common stock of Nextel Communications, Inc. filed on August 9, 1994).

        10.24(i)Amendment   to  Stock   Purchase   Agreement   between   Comcast
                Corporation, Comcast FCI, Inc. and Nextel Communications, Inc., dated as of April 3, 1995 (incorporated by reference to Exhibit
                5.4 to Comcast Corporation's Current Report on Form 8-K filed on April 13, 1995).

        10.25 Option Agreement, dated September 14, 1992, between Fleet Call, Inc. and Comcast FCI, Inc. (incorporated by reference to Exhibit B to Amendment No. 1 to the Company's Schedule 13D dated September 22, 1992 filed with respect to Fleet Call, Inc.).

        10.26 Stockholders' Voting Agreement, dated September 14, 1992, among Comcast FCI, Inc. and the other parties named therein (incorporated by reference to Exhibit E to Amendment No. 1 to the Company's Schedule 13D dated September 22, 1992 filed with respect to Fleet Call, Inc.).

        10.27(a)Share Purchase  Agreement,  dated June 18, 1994, between Comcast
                Corporation and Rogers Communications Inc. (incorporated by reference to Exhibit 10(3) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994).

        10.27(b)First  Amendment  to  Share  Purchase  Agreement,  dated  as  of
                December 22, 1994, by and between Comcast Corporation and Rogers Communications Inc., to the Share Purchase Agreement dated June 18, 1994 (incorporated by reference to Exhibit 10.9 to the Company's Current Report on Form 8-K filed on January 6, 1995).

        10.28(a)Agreement  and Plan of  Merger,  dated  August  4,  1994,  among
                Comcast Corporation, Liberty Media Corporation, Comcast QMerger, Inc. and QVC, Inc. (incorporated by reference to Exhibit 99.49 to Amendment No. 21 to the Schedule 13D of Comcast Corporation relating to common stock of QVC, Inc. filed on August 8, 1994).

        10.28(b)First Amendment to Agreement and Plan of Merger, dated as of February 3, 1995, (incorporated by reference to Exhibit (c)(35) to Amendment No. 17 to the Tender Offer Statement on Schedule 14D-1 filed with the Securities and Exchange Commission on February 6, 1995 by QVC Programming Holdings, Inc., Comcast Corporation and Tele-Communications, Inc. with respect to the tender offer for all outstanding shares of QVC, Inc.).

        10.29 Amended and Restated Stockholders Agreement, dated as of February 9, 1995, among Comcast Corporation, Comcast QVC, Inc., QVC Programming Holdings, Inc., Liberty Media Corporation, QVC Investment, Inc. and Liberty QVC, Inc. (incorporated by reference to Exhibit 10.5 to Comcast Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995).

        10.30 Credit Agreement, dated as of February 15, 1995, among QVC, Inc. and the Banks listed therein (incorporated by reference to Exhibit (b)(6) to Amendment No. 21 to the Tender Offer Statement on Schedule 14D-1 filed with the Securities and Exchange Commission on February 17, 1995 by QVC Programming Holdings, Inc., Comcast Corporation and Tele-Communications, Inc. with respect to the tender offer for all outstanding shares of QVC, Inc.).

        10.31 Credit Agreement, dated as of September 14, 1994, among Comcast Cable Tri-Holdings, Inc., The Bank of New York, The Chase Manhattan Bank (National Association), PNC Bank, National Association, as Managing Agents, and the Bank of New York, as Administrative Agent, and the banks named therein (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8- K of the Company filed on November 2, 1994).

        10.32 Comcast MHCP Holdings, L.L.C. Amended and Restated Limited Liability Company Agreement, dated as of December 18, 1994, among Comcast Cable Communications, Inc., The California Public Employees' Retirement System and, for certain limited purposes, Comcast Corporation (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on January 6,
                1995).

        10.33 Credit Agreement, dated as of December 22, 1994, among Comcast MH Holdings, Inc., the banks listed therein, The Chase Manhattan Bank (National Association), NationsBank of Texas, N.A. and the Toronto-Dominion Bank, as Arranging Agents, The Bank of New York, The Bank of Nova Scotia, Canadian Imperial Bank of Commerce and Morgan Guaranty Trust Company of New York, as Managing Agents and NationsBank of Texas, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on January 6,
                1995).

        10.34 Pledge Agreement, dated as of December 22, 1994, between Comcast MH Holdings, Inc. and NationsBank of Texas, N.A., as the secured party (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on January 6, 1995).

        10.35 Pledge Agreement, dated as of December 22, 1994, between Comcast Communications Properties, Inc. and NationsBank of Texas, N.A., as the Secured Party (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed on January 6,
                1995).

        10.36   Affiliate  Subordination  Agreement (as the same may be amended, modified, supplemented, waived, extended or restated from time to time, this "Agreement"), dated as of December 22, 1994, among Comcast Corporation, Comcast MH Holdings, Inc., (the "Borrower"), any affiliate of the Borrower that shall have become a party thereto and NationsBank of Texas, N.A., as Administrative Agent under the Credit Agreement dated as of December 22, 1994, among the Borrower, the Banks listed therein, The Chase Manhattan Bank (National Association), NationsBank of Texas, N.A. and The Toronto-Dominion Bank, as Arranging Agents, The Bank of New York, The Bank of Nova Scotia, Canadian Imperial Bank of Commerce and Morgan Guaranty Trust Company of New York, as Managing Agents, and the Administrative Agent (incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K filed on January 6, 1995).

        10.37 Registration Rights and Price Protection Agreement, dated as of December 22, 1994, by and between Comcast Corporation and The California Public Employees' Retirement System (incorporated by reference to Exhibit 10.8 to the Company's Current Report on Form 8-K filed on January 6, 1995).

        10.38 Amended and Restated Agreement of Limited Partnership of MajorCo, L.P., a Delaware Limited Partnership, dated as of
                January 31, 1996, among Sprint Spectrum, L.P., TCI Network Services, Comcast Telephony Services and Cox Telephony Partnership (incorporated by reference to Exhibit 1 to Comcast Corporation's Current Report on Form 8-K filed on February 12,
                1996).

        10.39 Parents Agreement, dated as of January 31, 1996, between Comcast Corporation and Sprint Corporation (incorporated by reference to Exhibit 3 to Comcast Corporation's Current Report on Form 8-K filed on February 12, 1996).

        10.40 Agreement of Limited Partnership of MinorCo, L.P., a Delaware Limited Partnership, dated as of March 28, 1995, among Sprint Spectrum, L.P., TCI Network Services, Comcast Telephony Services and Cox Telephony Partnership (incorporated by reference to Exhibit 5.3 to Comcast Corporation's Current Report on Form 8-K filed on April 13, 1995).

        21      List of Subsidiaries.

        23.1    Consent of Deloitte & Touche LLP

        23.2    Consents of Arthur Andersen LLP

        23.3    Consent of KPMG Peat Marwick LLP

        27      Financial Data Schedule.

        99.1 Report of Independent Public Accountants to QVC, Inc., as of December 31, 1995 and for the eleven-month period then ended.

        99.2    Report  of  Independent   Public  Accountants  to  Garden  State
                Cablevision L.P., as of December 31, 1994 and 1993 and for the years then ended.

        99.3 Report of Independent Public Accountants to Comcast International Holdings, Inc., as of December 31, 1994 and 1993 and for the years then ended (incorporated by reference to Exhibit 99.3 to Comcast Corporation's Annual Report on Form 10-K for the year ended December 31, 1994).

     (c)  Reports on Form 8-K

        (i)     Comcast  Corporation  filed a  Current  Report on Form 8-K under
                Item 5 on November 7, 1995 relating its October 29, 1995 announcement of its agreement to purchase the cable television operations of The E.W. Scripps Company.

        (ii)    Comcast  Corporation  filed a  Current  Report on Form 8-K under
                Item 5 on December 19, 1995 relating its agreement to purchase the cable television operations of The E.W. Scripps Company, which included Comcast Corporation's Unaudited Pro Forma Condensed Consolidated Financial Statements and the Combined Financial Statements of The E.W. Scripps Company Cable Television Division.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in Philadelphia, Pennsylvania on March 1, 1996.

                                            Comcast Corporation



                                            By: /s/ Brian L. Roberts
                                               ---------------------------------
                                               Brian L. Roberts
                                               President and Director


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE                              TITLE                                   DATE
/s/ Ralph J. Roberts
----------------------------
Ralph J. Roberts                       Chairman of the Board of                March 1, 1996
                                       Directors; Director

/s/ Julian A. Brodsky
----------------------------
Julian A. Brodsky                      Vice Chairman of the Board of           March 1, 1996
                                       Directors; Director

/s/ Brian L. Roberts
----------------------------
Brian L. Roberts                       President; Director (Principal          March 1, 1996
                                       Executive Officer)

/s/ Lawrence S. Smith
----------------------------
Lawrence S. Smith                      Executive Vice President                March 1, 1996
                                       (Principal Accounting Officer)

/s/ John R. Alchin
 ----------------------------
John R. Alchin                         Senior Vice President, Treasurer        March 1, 1996
                                       (Principal Financial Officer)

/s/ Daniel Aaron
----------------------------
Daniel Aaron                           Director                                March 1, 1996

/s/ Gustave G. Amsterdam
----------------------------
Gustave G. Amsterdam                   Director                                March 1, 1996

/s/ Sheldon M. Bonovitz
----------------------------
Sheldon M. Bonovitz                    Director                                March 1, 1996

/s/ Joseph L. Castle II
----------------------------
Joseph L. Castle II                    Director                                March 1, 1996

SIGNATURE                              TITLE                                   DATE
/s/ Bernard C. Watson
----------------------------
Bernard C. Watson                      Director                                March 1, 1996

/s/ Irving A. Wechsler
----------------------------
Irving A. Wechsler                     Director                                March 1, 1996

/s/ Anne Wexler
----------------------------
Anne Wexler                            Director                                March 1, 1996

                      COMCAST CORPORATION AND SUBSIDIARIES

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                             (Dollars in thousands)

                                                                                     Additions
                                                      Balance at       Effect of     Charged to     Deductions       Balance
                                                      Beginning          QVC         Costs and        from            at End
                                                       of Year       Acquisition      Expenses      Reserves(A)      of Year
Allowance for Doubtful Accounts

       1995                                             $11,272         $57,835        $51,434        $39,268         $81,273

       1994                                              11,792                         21,321         21,841          11,272

       1993                                               9,817                         20,427         18,452          11,792

Allowance for Obsolete
     Electronic Retailing Inventories

       1995                                             $               $18,396        $28,364        $18,298         $28,462


(A)  Uncollectible accounts and obsolete inventory written off.

                                INDEX TO EXHIBITS
 Exhibit
  Number                            Exhibit

  3.1(a)       Amended and Restated Articles of Incorporation  filed on July 24,
               1990.

  3.1(b)       Amendment to Articles of Incorporation filed on July 14, 1994.

  3.1(c)       Amendment to Restated Articles of Incorporation filed on July 12,
               1995.

  4.13 Form of Debenture relating to Comcast Corporation's $250.0 million 9-1/8% Senior Subordinated Debentures due 2006.

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

  10.8* 1990 Restricted Stock Plan, as amended and restated effective December 13, 1995.

  10.13(b)/*/  Amendment  No. 1, dated as of November  30,  1994,  to the Credit
               Agreement dated as of December 2, 1992, among Comcast Storer, Inc., the banks named therein and The Bank of New York, as administrative agent.

  10.13(c)/*/  Amendment  No. 2, dated as of December  13,  1995,  to the Credit
               Agreement dated as of December 2, 1992, as amended, among Comcast Storer, Inc., the banks named therein and The Bank of New York, as administrative agent.

  10.13(d)/*/  Amendment No. 3 and Waiver, dated as of February 29, 1996, to the
               Credit Agreement dated as of December 2, 1992, as amended, among Comcast Storer, Inc., the banks named therein and The Bank of New York, as administrative agent.

  21           List of Subsidiaries.

  23.1         Consent of Deloitte & Touche LLP

  23.2         Consents of Arthur Andersen LLP

  23.3         Consent of KPMG Peat Marwick LLP

  27           Financial Data Schedule.

  99.1 Report of Independent Public Accountants to QVC, Inc., as of December 31, 1995 and for the eleven-month period then ended.

  99.2         Report  of  Independent   Public   Accountants  to  Garden  State
               Cablevision L.P., as of December 31, 1994 and 1993 and for the years then ended.

--------------

     *    Constitutes a management contract or compensatory plan or arrangement.

     /*/ Pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K, the Registrant agrees to furnish a copy of the referenced agreement to the Commission upon request