Form 10-Q
period 1996-03-31
COMCAST CORP
filed 1996-05-15
CIK 22301

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)
(X) Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended:
                                 MARCH 31, 1996
                                       OR
( ) Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from ________ to ________.

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

                             ---------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days.

         Yes  __X__                                         No ____

                             ---------------------

As of March 31, 1996, there were 192,662,145 shares of Class A Special Common Stock, 35,114,511 shares of Class A Common Stock and 8,786,250 shares of Class B Common Stock outstanding.

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 1996

                                TABLE OF CONTENTS




                                                                           Page
                                                                          Number

PART I.   FINANCIAL INFORMATION

          Item 1.   Financial Statements

                    Condensed Consolidated Balance
                    Sheet as of March 31, 1996 and December 31,
                    1995 (Unaudited).........................................2

                    Condensed Consolidated Statement of
                    Operations and Accumulated Deficit for
                    the Three Months Ended March 31,
                    1996 and 1995 (Unaudited)................................3

                    Condensed Consolidated Statement of Cash
                    Flows for the Three Months Ended March 31, 1996
                    and 1995 (Unaudited).....................................4

                    Notes to Condensed Consolidated
                    Financial Statements (Unaudited)....................5 - 10

          Item 2.   Management's Discussion and Analysis
                    of Financial Condition and Results of
                    Operations.........................................11 - 18

PART II.  OTHER INFORMATION

          Item 1.   Legal Proceedings.......................................19

          Item 6.   Exhibits and Reports on Form 8-K .......................19

                       -----------------------------------

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain information included in this Quarterly Report is forward-looking, such as information relating to future capital commitments and the effects of competition. Such forward-looking information involves important risks and uncertainties that could significantly affect expected results in the future from those expressed in any forward-looking statements made by, or on behalf of, the Company. These risks and uncertainties include, but are not limited to, uncertainties relating to economic conditions, acquisitions and divestitures, government and regulatory policies, the pricing and availability of equipment, materials, inventories and programming, technological developments and changes in the competitive environment in which the Company operates.

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 1996

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

                                                                                      (Dollars in thousands)
                                                                                March 31,                 December 31,
                                                                                   1996                       1995
ASSETS
CURRENT ASSETS
   Cash and cash equivalents..............................................      $510,150                     $539,061
   Short-term investments, at cost which approximates fair value                 199,575                      370,982
   Accounts receivable, less allowance for doubtful accounts
     of $86,133 and $81,273...............................................       367,789                      390,698
   Inventories, net.......................................................       240,753                      243,447
   Prepaid charges and other..............................................        45,771                       49,671
   Deferred income taxes..................................................        62,287                       59,799
                                                                              ----------                   ----------

       Total current assets...............................................     1,426,325                    1,653,658
                                                                              ----------                   ----------

INVESTMENTS, principally in affiliates....................................     1,008,441                      906,383
                                                                              ----------                   ----------

PROPERTY AND EQUIPMENT....................................................     2,839,028                    2,575,633
   Accumulated depreciation...............................................      (982,195)                    (932,031)
                                                                              ----------                   ----------

   Property and equipment, net............................................     1,856,833                    1,643,602
                                                                              ----------                   ----------


DEFERRED CHARGES..........................................................     6,629,040                    6,552,437
   Accumulated amortization...............................................    (1,262,709)                  (1,175,772)
                                                                              ----------                   ----------

   Deferred charges, net..................................................     5,366,331                    5,376,665
                                                                              ----------                   ----------

                                                                              $9,657,930                   $9,580,308
                                                                              ==========                   ==========

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES
   Accounts payable and accrued expenses..................................      $853,972                     $963,991
   Accrued interest.......................................................        89,417                       72,675
   Current portion of long-term debt......................................        66,183                       85,403
                                                                              ----------                   ----------

       Total current liabilities..........................................     1,009,572                    1,122,069
                                                                              ----------                   ----------

LONG-TERM DEBT, less current portion......................................     7,101,045                    6,943,766
                                                                              ----------                   ----------

DEFERRED INCOME TAXES.....................................................     1,519,247                    1,517,995
                                                                              ----------                   ----------

MINORITY INTEREST AND OTHER...............................................       850,011                      772,004
                                                                              ----------                   ----------

COMMITMENTS AND CONTINGENCIES

COMMON EQUITY PUT OPTIONS.................................................        69,625                       52,125
                                                                              ----------                   ----------

STOCKHOLDERS' DEFICIENCY
   Class A special common stock, $1 par value - authorized, 500,000,000
     shares;  issued, 192,662,145 and 192,844,814.........................       192,662                      192,845
   Class A common stock, $1 par value - authorized, 200,000,000
     shares;  issued, 35,114,511 and 37,706,517...........................        35,115                       37,707
   Class B common stock, $1 par value - authorized, 50,000,000
     shares;  issued, 8,786,250...........................................         8,786                        8,786
   Additional capital.....................................................       828,570                      843,113
   Accumulated deficit....................................................    (1,997,138)                  (1,914,292)
   Unrealized gains on marketable securities..............................        60,841                       22,210
   Cumulative translation adjustments.....................................       (20,406)                     (18,020)
                                                                              ----------                   ----------

       Total stockholders' deficiency.....................................      (891,570)                    (827,651)
                                                                              ----------                   ----------

                                                                              $9,657,930                   $9,580,308
                                                                              ==========                   ==========



See notes to condensed consolidated financial statements.

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 1996
     CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND ACCUMULATED DEFICIT
                                   (Unaudited)

                                                                           (Amounts in thousands, except per share data)
                                                                                    Three Months Ended March 31,
                                                                                  1996                        1995
REVENUES
   Service income.........................................................      $500,666                     $436,587
   Net sales from electronic retailing....................................       450,078                      227,019
                                                                             -----------                  -----------

                                                                                 950,744                      663,606
                                                                             -----------                  -----------

COSTS AND EXPENSES
   Operating..............................................................       229,763                      171,467
   Cost of goods sold from electronic retailing...........................       270,146                      138,074
   Selling, general and administrative....................................       180,712                      134,459
   Depreciation and amortization..........................................       156,873                      243,477
                                                                             -----------                  -----------

                                                                                 837,494                      687,477
                                                                             -----------                  -----------

OPERATING INCOME (LOSS)...................................................       113,250                      (23,871)

INVESTMENT (INCOME) EXPENSE
   Interest expense.......................................................       134,814                      117,587
   Investment income......................................................       (18,645)                    (152,824)
   Equity in net losses of affiliates.....................................        34,502                       16,417
   Other..................................................................        11,389                         (290)
                                                                             -----------                  -----------

                                                                                 162,060                      (19,110)
                                                                             -----------                  -----------

LOSS BEFORE INCOME TAX EXPENSE AND MINORITY INTEREST                             (48,810)                      (4,761)

INCOME TAX EXPENSE........................................................           864                        3,935
                                                                             -----------                  -----------

LOSS BEFORE MINORITY INTEREST.............................................       (49,674)                      (8,696)

MINORITY INTEREST.........................................................       (15,070)                      (8,068)
                                                                             -----------                  -----------

NET LOSS                                                                         (34,604)                        (628)

ACCUMULATED DEFICIT
   Beginning of period ...................................................    (1,914,292)                  (1,827,647)
   Dividends declared - $.0233 per share..................................        (5,580)                      (5,583)
   Retirement of common stock.............................................       (42,662)
                                                                             -----------                  -----------

   End of period..........................................................   ($1,997,138)                 ($1,833,858)
                                                                             ===========                  ===========

NET LOSS PER SHARE........................................................         ($.14)
                                                                             ===========                  ===========

WEIGHTED AVERAGE NUMBER OF COMMON
    SHARES OUTSTANDING DURING THE PERIOD..................................       239,421                      239,408
                                                                             ===========                  ===========


See notes to condensed consolidated financial statements.

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 1996
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                                      (Dollars in thousands)
                                                                                    Three Months Ended March 31,
                                                                                  1996                        1995
OPERATING ACTIVITIES
   Net loss...............................................................      ($34,604)                       ($628)
   Adjustments to reconcile net loss to net cash provided
    by operating activities:
     Depreciation and amortization........................................       156,873                      243,477
     Non-cash interest expense, net.......................................        16,053                       13,487
     Equity in net losses of affiliates...................................        34,502                       16,417
     Gain on sale of long-term investments................................                                   (140,968)
     Minority interest....................................................       (15,070)                      (8,068)
     Deferred income taxes and other......................................        (9,097)                       4,857
                                                                             -----------                  -----------
                                                                                 148,657                      128,574

     Decrease in accounts receivable, net.................................        23,595                       39,983
     Decrease (increase) in inventories, net..............................         2,694                      (15,295)
     Decrease (increase) in prepaid charges and other.....................         6,685                       (3,630)
     Decrease in accounts payable and accrued expenses                           (70,262)                     (86,137)
     Increase in accrued interest.........................................        16,742                        9,344
                                                                             -----------                  -----------

         Net cash provided by operating activities........................       128,111                       72,839
                                                                             -----------                  -----------

FINANCING ACTIVITIES
   Proceeds from borrowings...............................................       191,175                    1,319,621
   Retirement and repayment of debt.......................................      (167,429)                     (43,854)
   (Repurchases) issuances of common stock, net...........................       (38,226)                         626
   Equity contribution to a subsidiary....................................                                      6,556
   Dividends..............................................................        (5,580)                      (5,583)
   Other..................................................................        (8,848)                       2,072
                                                                             -----------                  -----------

         Net cash (used in) provided by financing activities                     (28,908)                   1,279,438
                                                                             -----------                  -----------

INVESTING ACTIVITIES
   Acquisitions, net of cash acquired.....................................       (16,250)                  (1,310,767)
   Proceeds from sales of short-term investments, net.....................       171,407                      104,779
   Investments, principally in affiliates.................................      (153,706)                    (137,273)
   Proceeds from sale of long-term investments............................         2,396                      188,096
   Additions to property and equipment....................................      (111,401)                    (109,618)
   Other..................................................................       (20,560)                      (6,933)
                                                                             -----------                  -----------

         Net cash used in investing activities............................      (128,114)                  (1,271,716)
                                                                             -----------                  -----------


(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS.........................        (28,911)                      80,561

CASH AND CASH EQUIVALENTS, beginning of period............................       539,061                      335,320
                                                                             -----------                  -----------


CASH AND CASH EQUIVALENTS, end of period..................................      $510,150                     $415,881
                                                                             ===========                  ===========



See notes to condensed consolidated financial statements.

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 1996
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     Basis of Presentation
     The condensed consolidated balance sheet as of December 31, 1995 has been condensed from the audited balance sheet as of that date. The condensed consolidated balance sheet as of March 31, 1996 and the condensed consolidated statements of operations and accumulated deficit and of cash flows for the three months ended March 31, 1996 and 1995 have been prepared by Comcast Corporation (the "Company") and have not been audited by the Company's independent auditors. In the opinion of management, all adjustments (which include only normal recurring adjustments and the first quarter 1995 adjustment described in Note 3) necessary to present fairly the financial position, results of operations and cash flows as of March 31, 1996 and for all periods presented have been made.

     Certain information and note disclosures normally included in the Company's annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1995 Annual Report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for the period ended March 31, 1996 are not necessarily indicative of operating results for the full year.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     New Accounting Pronouncement
     Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation." The Company has elected to continue to measure such compensation expense using the method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," as permitted by SFAS No. 123. Accordingly, there was no impact of the adoption of SFAS No. 123 on the Company's financial position or results of operations.

     Net Loss Per Share
     Net loss per share is based on the weighted average number of common shares outstanding during the period. For the three months ended March 31, 1996 and 1995, all of the common stock equivalents have an antidilutive effect on the loss per share and, therefore, have not been used in determining the total weighted average number of common shares outstanding.

     Reclassifications
     Certain reclassifications have been made to the prior year condensed consolidated financial statements to conform to those classifications used in 1996.

3.   ACQUISITIONS AND OTHER SIGNIFICANT EVENTS

     Regional Sports Venture
     In March 1996, the Company entered into definitive agreements through which it will ultimately acquire (the "Sports Venture Acquisition") a 66% interest in the Philadelphia Flyers Limited Partnership, a Pennsylvania limited partnership ("PFLP"), the assets of which, upon consummation of the acquisition, will consist of (i) the National Basketball Association ("NBA") franchise to own and operate the Philadelphia 76ers basketball team and related assets (the "Sixers"), (ii) the National Hockey League ("NHL") franchise to own and operate the Philadelphia Flyers hockey team and related assets, which PFLP currently owns (the "Flyers"), and (iii) two adjacent arenas, leasehold interests in and development rights related to the land underlying the arenas and other adjacent parcels of land located in Philadelphia, Pennsylvania (collectively, the "Arenas"). The remaining 34% of PFLP will be owned by a group (the "Minority Group") represented by Mr. Edward Snider ("Snider"), the current majority owner of PFLP and the Arenas. A company owned by Snider will manage PFLP after consummation of the Sports Venture Acquisition.

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 1996
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)


     In April 1996, the Company completed the first step of the Sports Venture Acquisition by purchasing the Sixers from Mr. Harold Katz for $125.0 million in cash plus assumed net liabilities of approximately $11.0 million through a partnership controlled by the Company. To complete the Sports Venture Acquisition, the Company will contribute its interest in the Sixers and exchange $15.0 million in cash plus approximately 5.2 million shares of the Company's Class A Special Common Stock (the "Class A Special Common Stock") or their equivalent for a 66% interest in PFLP. At the same time, Snider will cause all of the Minority Group's interests in the Arenas to be contributed to PFLP for a 34% interest in PFLP. In connection with the Sports Venture Acquisition, PFLP will assume the outstanding liabilities relating to the Sixers and the Arenas, including a mortgage obligation of approximately $155.0 million. The closing of the Sports Venture Acquisition is expected to occur during the second or third quarter of 1996 and is subject to certain approvals, including approvals of the NBA and NHL, and other conditions. The Company anticipates that it will account for its interest in PFLP under the equity method.

     Sprint Spectrum
     Effective as of January 1996, the Company, Tele-Communications, Inc. ("TCI"), Cox Communications, Inc. and Sprint Corporation (collectively, the "Parents"), and certain subsidiaries of the Parents, entered into a series of agreements relating to their previously announced joint venture (March
     1995) to engage in the communications business. Under an Amended and Restated Agreement of Limited Partnership of MajorCo, L.P. (known as "Sprint Spectrum"), the business of Sprint Spectrum will be the provision of wireless telecommunications services and will not include the previously authorized business of providing local wireline communications services to residences and businesses. A partnership owned entirely by subsidiaries of the Company owns 15% of Sprint Spectrum. The Company accounts for its investment in Sprint Spectrum under the equity method (see Note 4).

     Scripps Cable
     In October 1995, the Company announced its agreement to acquire the cable television operations ("Scripps Cable") of The E.W. Scripps Company in exchange for shares of the Company's Class A Special Common Stock worth $1.575 billion, subject to certain closing adjustments (the "Scripps Transaction"). Scripps Cable passes approximately 1.2 million homes and serves approximately 800,000 subscribers, with over 60% of its subscribers located in Sacramento, California and Chattanooga and Knoxville, Tennessee. The acquisition is expected to close in the third quarter of 1996, subject to shareholder and regulatory approval and certain other conditions.

     Share Repurchase Program
     Concurrent with the announcement of the Scripps Transaction, the Company announced that its Board of Directors authorized a market repurchase program (the "Repurchase Program") pursuant to which the Company may purchase, at such times and on such terms as it deems appropriate, up to $500.0 million of its outstanding common stock, subject to certain restrictions and market conditions. Pursuant to the Repurchase Program, the Company has repurchased shares of its common stock for aggregate consideration of $80.4 million through April 30, 1996, including $56.7 million during the three months ended March 31, 1996.

     In addition, the Company has sold put options on 4.0 million shares of its Class A Special Common Stock through April 30, 1996, including put options on 1.0 million of such shares sold during the three months ended March 31, 1996. The put options give the holder the right to require the Company to repurchase such shares at specified prices on specific dates. In May 1996, the Company extended the original May through July 1996 maturities of the put options to October through December 1996 and received $1.1 million in connection with the extensions. Initial proceeds of $3.5 million from the sale of these put options were credited to additional capital. The amount the Company would be obligated to pay to repurchase such shares if all outstanding put options were exercised, totaling $69.6 million, has been reclassified to a temporary equity account in the Company's condensed consolidated balance sheet as of March 31, 1996.

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 1996
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

     QVC
     In February 1995, the Company and TCI acquired all of the outstanding stock of QVC Inc. and its subsidiaries ("QVC") not previously owned by them (approximately 65% of such shares on a fully diluted basis) for $46, in cash, per share (the "QVC Acquisition"), representing a total cost of approximately $1.4 billion. The QVC Acquisition, including the exercise of certain warrants held by the Company, was financed with cash contributions from the Company and TCI of $296.3 million and $6.6 million, respectively, borrowings of $1.1 billion under a $1.2 billion QVC credit facility and existing cash and cash equivalents held by QVC. Following the acquisition, the Company and TCI own, through their respective subsidiaries, 57.45% and 42.55%, respectively, of QVC. The Company has accounted for the QVC Acquisition under the purchase method and QVC was consolidated with the Company effective February 1, 1995.

     Cellular Rebuild
     In 1995, the Company's cellular division purchased approximately $172.0 million of switching and cell site equipment which replaced the existing switching and cell site equipment (the "Cellular Rebuild"). The Company substantially completed the Cellular Rebuild during 1995. During the first quarter of 1995, the Company charged approximately $110.0 million to depreciation expense which represented the difference between the net book value of the equipment replaced and the residual value realized upon its disposal.

     Pro Forma Results
     The following pro forma information for the three months ended March 31, 1995 has been presented as if the QVC Acquisition occurred on January 1, 1995. This unaudited pro forma information is based on historical results of operations, adjusted for acquisition costs, and is not necessarily indicative of what the results would have been had the Company operated QVC since such date.

                                                    (Dollars in millions, except per share data)
                                                                  Three Months Ended
                                                                   March 31, 1995 (1)

          Revenues...............................................       $ 794.0

          Net loss...............................................          (5.6)

          Net loss per share.....................................          (.02)

     (1) Effective April 1, 1995, QVC commenced consolidating its United Kingdom ("UK") operations. Pro forma revenues presented above do not reflect revenues relating to QVC's UK operations.

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 1996
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

4.   INVESTMENTS

     Investments - Equity Method
     Summarized financial information for equity method investments is as follows (dollars in thousands):

                                                              Three Months        Three Months
                                                                  Ended               Ended
                                                            December 31,1995     March 31, 1996
                                                           Sprint Spectrum (1)        Other               Combined
     Combined Results of Operations
       Revenues, net...............................            $                    $221,119              $221,119
       Depreciation and amortization...............                   50              46,747                46,797
       Operating loss..............................              (44,779)            (40,824)              (85,603)
       Net loss as reported
          by affiliates............................              (85,313)            (68,270)             (153,583)

     Company's Equity in Net Loss
       Equity in current period net loss                        ($12,797)           ($19,950)             ($32,747)
       Amortization expense (3)....................                                   (1,755)               (1,755)
                                                                --------            --------              --------

         Total equity in net loss..................             ($12,797)           ($21,705)             ($34,502)
                                                                ========            ========              ========

                                                            December 31, 1995    March 31, 1996
                                                           Sprint Spectrum (1)        Other               Combined
     Combined Financial Position
       Current assets..................................           $1,651            $444,109              $445,760
       Noncurrent assets...............................        2,253,451           1,956,823             4,210,274
       Current liabilities.............................           53,104             268,749               321,853
       Noncurrent liabilities..........................                            1,627,776             1,627,776

                                                              Three Months        Three Months
                                                                  Ended               Ended
                                                             January 31,1995     March 31, 1995
                                                                 QVC (2)              Other               Combined
     Combined Results of Operations
       Revenues, net...............................             $425,921            $140,386              $566,307
       Depreciation and amortization...............               12,992              33,793                46,785
       Operating income (loss).....................               58,247             (48,955)                9,292
       Net income (loss) as reported
          by affiliates............................               28,333             (67,191)              (38,858)

     Company's Equity in Net Income (Loss)
       Equity in current period net income (loss)                 $4,286            ($19,978)             ($15,692)
       Amortization income (expense) (3)                           1,194              (1,919)                 (725)
                                                                --------            --------              --------

       Total equity in net income (loss)                          $5,480            ($21,897)             ($16,417)
                                                                ========            ========              ========

     (1) The Company's equity interest in Sprint Spectrum's net loss is recorded three months in arrears. Accordingly, the summarized financial information presented above includes Sprint Spectrum's results of operations for the three months ended December 31, 1995 and its financial position as of December 31, 1995.
     (2) Through January 31, 1995, QVC's fiscal year end was January 31, and therefore, the Company recorded its equity interest in QVC's net income two months in arrears. For the three months ended March 31, 1995, the Company recorded its equity interest in QVC's net income for the period from November 1, 1994 through January 31, 1995, which was not previously recorded by the Company.


                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 1996
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

          The effect of this one-time adjustment was not significant to the Company's results of operations. Effective February 1, 1995, QVC's results of operations were consolidated with the Company.
     (3) The differences between the Company's recorded investments and its proportionate interests in the book value of the investees' net assets are being amortized to equity in net income or loss, primarily over a period of twenty years, which is consistent with the estimated lives of the underlying assets.

     Investments - Public Companies
     In February 1996, in connection with certain preemptive rights of the Company under previously existing agreements with Nextel Communications, Inc. ("Nextel"), the Company purchased approximately 8.16 million shares, classified as available for sale, of Nextel common stock at $12.25 per share, for a total cost of $99.9 million.

     The Company holds unrestricted equity investments in certain publicly traded companies with an historical cost of $216.0 million and $115.9 million as of March 31, 1996 and December 31, 1995, respectively. The Company has recorded these investments, which are classified as available for sale, at their estimated fair values of $309.6 million and $150.1 million as of March 31, 1996 and December 31, 1995, respectively. The unrealized pre-tax gains as of March 31, 1996 and December 31, 1995 of $93.6 million and $34.2 million, respectively, have been reported in the Company's condensed consolidated balance sheet as decreases in stockholders' deficiency, net of related deferred income taxes.

     Investments - Privately Held Companies
     In January 1995, the Company exchanged its investments in Heritage Communications, Inc. with TCI for approximately 13.3 million publicly-traded Class A common shares of TCI with a fair market value of approximately $290.0 million. Shortly thereafter, the Company sold approximately 9.1 million unrestricted TCI shares for total proceeds of approximately $188.1 million. As a result of these transactions, the Company recognized a pre-tax gain of approximately $141.0 million in the first quarter of 1995.

5.   STATEMENT OF CASH FLOWS - SUPPLEMENTAL INFORMATION

     The Company made interest payments of approximately $102.0 million and $94.8 million during the three months ended March 31, 1996 and 1995, respectively.

     The Company made cash payments for income taxes of approximately $15.3 million and $3.1 million during the three months ended March 31, 1996 and 1995, respectively.

6.   CONTINGENCIES

     The Company is subject to claims which arise in the ordinary course of its business and other legal proceedings. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial position or results of operations of the Company.

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 1996
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONCLUDED
                                   (Unaudited)

7.   FINANCIAL DATA BY BUSINESS SEGMENT
     (Dollars in thousands)

                                                   Domestic
                                                     Cable        Electronic      Cellular       Corporate
                                                Communications     Retailing   Communications  and Other (1)       Total
Three Months Ended March 31, 1996
Revenues, net...............................        $382,348       $450,078        $98,192         $20,126       $950,744
Depreciation and amortization...............          94,372         26,150         26,345          10,006        156,873
Operating income (loss).....................          90,606         46,264          2,113         (25,733)       113,250
Interest expense............................          56,685         18,169         20,786          39,174        134,814
Capital expenditures........................          53,636          6,104         14,903          36,758        111,401
Equity in net (losses) income of
    affiliates..............................          (5,554)            57           (868)        (28,137)       (34,502)

As of March 31, 1996
Assets......................................      $4,546,772     $2,072,256     $1,358,144      $1,680,758     $9,657,930
Long-term debt, less current portion               2,986,607        904,659      1,064,756       2,145,023      7,101,045

Three Months Ended March 31, 1995
Revenues, net...............................        $347,122       $227,019        $82,153          $7,312       $663,606
Depreciation and amortization...............          89,498         14,272        134,482           5,225        243,477
Operating income (loss).....................          75,636         24,400       (103,296)        (20,611)       (23,871)
Interest expense............................          61,583         12,645         17,470          25,889        117,587
Capital expenditures........................          42,217          1,235         50,253          15,913        109,618
Equity in net (losses) income of
    affiliates..............................          (2,969)         1,058           (264)        (14,242)       (16,417)

- ---------------
(1) Corporate and other includes certain operating businesses and elimination entries related to the segments presented.

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 1996



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The Company has experienced significant growth in recent years both through strategic acquisitions and growth in its existing businesses. The Company has historically met its cash needs for operations through its cash flows from operating activities. Cash requirements for acquisitions and capital expenditures have been provided through the Company's financing activities as well as its existing cash, cash equivalents and short-term investments.

General Developments of Business

Regional Sports Venture
In March 1996, the Company entered into definitive agreements through which it will ultimately acquire (the "Sports Venture Acquisition") a 66% interest in the Philadelphia Flyers Limited Partnership, a Pennsylvania limited partnership ("PFLP"), the assets of which, upon consummation of the acquisition, will consist of (i) the National Basketball Association ("NBA") franchise to own and operate the Philadelphia 76ers basketball team and related assets (the "Sixers"), (ii) the National Hockey League ("NHL") franchise to own and operate the Philadelphia Flyers hockey team and related assets, which PFLP currently owns (the "Flyers"), and (iii) two adjacent arenas, leasehold interests in and development rights related to the land underlying the arenas and other adjacent parcels of land located in Philadelphia, Pennsylvania (collectively, the "Arenas"). The remaining 34% of PFLP will be owned by a group (the "Minority Group") represented by Mr. Edward Snider ("Snider"), the current majority owner of PFLP and the Arenas. A company owned by Snider will manage PFLP after consummation of the Sports Venture Acquisition.

In April 1996, the Company completed the first step of the Sports Venture Acquisition by purchasing the Sixers from Mr. Harold Katz for $125.0 million in cash plus assumed net liabilities of approximately $11.0 million through a partnership controlled by the Company. To complete the Sports Venture Acquisition, the Company will contribute its interest in the Sixers and exchange $15.0 million in cash plus approximately 5.2 million shares of the Company's Class A Special Common Stock (the "Class A Special Common Stock") or their equivalent for a 66% interest in PFLP. At the same time, Snider will cause all of the Minority Group's interests in the Arenas to be contributed to PFLP for a 34% interest in PFLP. In connection with the Sports Venture Acquisition, PFLP will assume the outstanding liabilities relating to the Sixers and the Arenas, including a mortgage obligation of approximately $155.0 million. The closing of the Sports Venture Acquisition is expected to occur during the second or third quarter of 1996 and is subject to certain approvals, including approvals of the NBA and NHL, and other conditions. The Company anticipates that it will account for its interest in PFLP under the equity method.

Sprint Spectrum
Effective as of January 1996, the Company, Tele-Communications, Inc. ("TCI"), Cox Communications, Inc. and Sprint Corporation (collectively, the "Parents"), and certain subsidiaries of the Parents (the "Partner Subsidiaries"), entered into a series of agreements relating to their previously announced joint venture (March 1995) to engage in the communications business. Under an Amended and Restated Agreement of Limited Partnership (the "Partnership Agreement") of MajorCo, L.P. (known as "Sprint Spectrum"), the business of Sprint Spectrum will be the provision of wireless telecommunications services and will not include the previously authorized business of providing local wireline communications services to residences and businesses. A partnership owned entirely by subsidiaries of the Company owns 15% of Sprint Spectrum. The Company accounts for its investment in Sprint Spectrum under the equity method.

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 1996



Scripps Cable
In October 1995, the Company announced its agreement to acquire the cable television operations ("Scripps Cable") of The E.W. Scripps Company in exchange for shares of the Company's Class A Special Common Stock worth $1.575 billion, subject to certain closing adjustments (the "Scripps Transaction"). Scripps Cable passes approximately 1.2 million homes and serves approximately 800,000 subscribers, with over 60% of its subscribers located in Sacramento, California and Chattanooga and Knoxville, Tennessee. The acquisition is expected to close in the third quarter of 1996, subject to shareholder and regulatory approval and certain other conditions.

Share Repurchase Program
Concurrent with the announcement of the Scripps Transaction, the Company announced that its Board of Directors authorized a market repurchase program (the "Repurchase Program") pursuant to which the Company may purchase, at such times and on such terms as it deems appropriate, up to $500.0 million of its outstanding common stock, subject to certain restrictions and market conditions. Pursuant to the Repurchase Program, the Company has repurchased shares of its common stock for aggregate consideration of $80.4 million through April 30, 1996, including $56.7 million during the three months ended March 31, 1996.

QVC
In February 1995, the Company and TCI acquired all of the outstanding stock of QVC, Inc. and its subsidiaries ("QVC") not previously owned by them (approximately 65% of such shares on a fully diluted basis) for $46, in cash, per share (the "QVC Acquisition"), representing a total cost of approximately $1.4 billion. The QVC Acquisition, including the exercise of certain warrants held by the Company, was financed with cash contributions from the Company and TCI of $296.3 million and $6.6 million, respectively, borrowings of $1.1 billion under a $1.2 billion QVC credit facility and existing cash and cash equivalents held by QVC. Following the acquisition, the Company and TCI own, through their respective subsidiaries, 57.45% and 42.55%, respectively, of QVC. The Company has accounted for the QVC Acquisition under the purchase method and QVC was consolidated with the Company effective February 1, 1995.

Liquidity and Capital Resources

Cash, Cash Equivalents and Short-term Investments
The Company has traditionally maintained significant levels of cash, cash equivalents and short-term investments to meet its short-term liquidity requirements. Cash, cash equivalents and short-term investments as of March 31, 1996 were $709.7 million. As of March 31, 1996 approximately $462.5 million of the Company's cash, cash equivalents and short-term investments was restricted to use by subsidiaries of the Company under contractual or other arrangements, including approximately $295.0 million which is restricted to use by Comcast UK Cable Partners Limited ("Comcast UK Cable"), a subsidiary of the Company.

The Company's cash, cash equivalents and short-term investments are recorded at cost which approximates their fair value. As of March 31, 1996, the Company's short-term investments of $199.6 million had a weighted average maturity of approximately 17 months. However, due to the high degree of liquidity and the intent of management to use these investments as needed to fund its commitments, the Company considers these as current assets.

Investments
In conjunction with the Sports Venture Acquisition, the Company has agreed to lend up to $50.0 million to PFLP on a subordinated basis in the event that PFLP is unable to obtain financing from other sources.

Under the provisions of the Partnership Agreement, the Partner Subsidiaries have committed to contribute $4.2 billion in cash to Sprint Spectrum through 1997, of which the Company's share is $630.0 million. Of this funding requirement, the Company has made total cash capital contributions to Sprint Spectrum of $363.1 million through March 31, 1996. The Company anticipates that Sprint Spectrum's capital requirements over the next several years will be significant. Requirements in excess of committed capital are planned to be funded by Sprint Spectrum through

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 1996


external financing. Although it is anticipated that external financing will be available to Sprint Spectrum on acceptable terms and conditions, no assurances can be given as to such availability. The timing of the Company's remaining capital contributions to Sprint Spectrum is dependent upon a number of factors, including Sprint Spectrum's ability to obtain external financing as well as its working capital requirements.

In February 1996, in connection with certain preemptive rights of the Company under previously existing agreements with Nextel Communications, Inc. ("Nextel"), the Company purchased approximately 8.16 million shares, classified as available for sale, of Nextel common stock at $12.25 per share, for a total cost of $99.9 million. The Company continues to hold options, which expire in 1997, to acquire an additional 25 million shares of Nextel common stock at $16 per share.

In January 1995, the Company exchanged its investments in Heritage Communications, Inc. with TCI for approximately 13.3 million publicly-traded Class A common shares of TCI with a fair market value of approximately $290.0 million. Shortly thereafter, the Company sold approximately 9.1 million unrestricted TCI shares for total proceeds of approximately $188.1 million (collectively, the "Heritage Transaction"). As a result of these transactions, the Company recognized a pre-tax gain of approximately $141.0 million in the first quarter of 1995.

The Company does not have any additional significant contractual commitments with respect to any of its investments. However, to the extent the Company does not fund its investees' capital calls, it exposes itself to dilution of its ownership interests.

Financing
In conjunction with the Repurchase Program, through April 30, 1996, the Company had sold put options on 4.0 million shares of its Class A Special Common Stock, including put options on 1.0 million of such shares sold during the three months ended March 31, 1996. The put options give the holder the right to require the Company to repurchase such shares at specified prices on specific dates. In May 1996, the Company extended the original May through July 1996 maturities of the put options to October through December 1996 and received $1.1 million in connection with the extensions. Initial proceeds of $3.5 million from the sale of these put options were credited to additional capital. The amount the Company would be obligated to pay to repurchase such shares if all outstanding put options were exercised, totaling $69.6 million, has been reclassified to a temporary equity account in the Company's condensed consolidated balance sheet as of March 31, 1996.

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

The Company believes that it will be able to meet its current and long-term liquidity and capital requirements, including fixed charges, through its cash flows from operating activities, existing cash, cash equivalents, short-term investments and lines of credit and other external financing.

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 1996


Statement of Cash Flows

Cash and cash equivalents decreased $28.9 million as of March 31, 1996 from December 31, 1995 and increased $80.6 million as of March 31, 1995 from December 31, 1994. Changes in cash and cash equivalents resulted from cash flows from operating, financing and investing activities which are explained below.

Net cash provided by operating activities amounted to $128.1 million and $72.8 million for the three months ended March 31, 1996 and 1995, respectively. The increase of $55.3 million is due to the effects of the QVC Acquisition and to changes in working capital as a result of the timing of receipts and disbursements.

Net cash (used in) provided by financing activities was ($28.9) million and $1.3 billion for the three months ended March 31, 1996 and 1995, respectively. For the three months ended March 31, 1996, the Company borrowed $191.2 million under its existing lines of credit and repaid $167.4 million, including approximately $78.5 million under a vendor financing arrangement. During the three months ended March 31, 1995, the Company borrowed $1.3 billion, including $1.1 billion in connection with the QVC Acquisition.

Net cash used in investing activities was $128.1 million and $1.3 billion for the three months ended March 31, 1996 and 1995, respectively. For the three months ended March 31, 1996, net cash used in investing activities includes investments in affiliates of $153.7 million and additions to property and equipment of $111.4 million, offset by proceeds from the sales of short-term and long-term investments of $173.8 million. During the three months ended March 31, 1995, net cash used in investing activities includes the QVC Acquisition, net of cash acquired, of $1.3 billion, investments in affiliates of $137.3 million and additions to property and equipment of $109.6 million. Such amounts were offset by proceeds from sales of short-term and long-term investments of $292.9 million.

Results of Operations

The effects of the Company's recent acquisitions has been to increase significantly the Company's revenues and expenses resulting in substantial increases in its operating income before depreciation and amortization, depreciation and amortization expense and interest expense (see "Operating Results by Business Segment" following). As a result of the increases in depreciation and amortization expense and interest expense associated with these acquisitions and their financing, it is expected that the Company will continue to recognize substantial losses for the foreseeable future.

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 1996

Summarized consolidated financial information for the Company for the three months ended March 31, 1996 and 1995 is as follows (dollars in millions, "NM" denotes percentage is not meaningful):

                                                                  Three Months Ended
                                                                       March 31,            Increase / (Decrease)
                                                                   1996         1995           $            %
Revenues..................................................         $950.7       $663.6       $287.1        43.3%
Cost of goods sold from electronic retailing                        270.1        138.1        132.0        95.6
Operating, selling, general and administrative expenses             410.5        305.9        104.6        34.2
                                                                   ------       ------

Operating income before depreciation and
   amortization (1) ......................................          270.1        219.6         50.5        23.0
Depreciation and amortization.............................          156.8        243.5        (86.7)      (35.6)
                                                                   ------       ------

Operating income (loss)...................................          113.3        (23.9)       137.2          NM
                                                                   ------       ------

Interest expense..........................................          134.8        117.6         17.2        14.6
Investment income.........................................          (18.6)      (152.8)      (134.2)      (87.8)
Equity in net losses of affiliates........................           34.5         16.4         18.1          NM
Other.....................................................           11.4         (0.3)        11.7          NM
Income tax expense........................................            0.9          3.9         (3.0)      (76.9)
Minority interest.........................................          (15.1)        (8.1)         7.0        86.4
                                                                   ------       ------

Net loss..................................................         ($34.6)       ($0.6)       $34.0          NM
                                                                   ======        =====

- ------------
(1) Operating income before depreciation and amortization is commonly referred to in the Company's businesses as "operating cash flow." Operating cash flow is a measure of a company's ability to generate cash to service its obligations, including debt service obligations, and to finance capital and other expenditures. In part due to the capital intensive nature of the Company's businesses and the resulting significant level of non-cash depreciation and amortization expense, operating cash flow is frequently used as one of the bases for comparing the Company's businesses. Operating cash flow does not purport to represent net income or net cash provided by operating activities, as those terms are defined under generally accepted accounting principles, and should not be considered as an alternative to such measurements as an indicator of the Company's performance. See "Statement of Cash Flows" above for a discussion of net cash provided by operating activities.

Operating Results by Business Segment

Domestic Cable Communications

The following table sets forth operating results for the Company's domestic cable communications segment (dollars in millions).

                                                       Three Months Ended
                                                            March 31,                          Increase
                                                     1996              1995               $                %
Service income.................................     $382.3            $347.1            $35.2            10.1%
Operating, selling, general and
     administrative expenses...................      197.3             182.0             15.3             8.4
                                                    ------            ------            -----

Operating income before depreciation
     and amortization (a)......................     $185.0            $165.1            $19.9            12.1%
                                                    ======            ======            =====

- ---------------
(a) See footnote (1) above.

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 1996


Of the increase in service income of $35.2 million for the three month period from 1995 to 1996, $9.1 million is attributable to subscriber growth, $20.0 million relates to changes in rates and $6.1 million relates to growth in other product offerings.

Of the $15.3 million increase in operating, selling, general and administrative expenses for the three month period from 1995 to 1996, $8.6 million is attributable to increases in the costs of cable programming as a result of subscriber growth, additional programming offerings and changes in rates and $6.7 million results from increases in the cost of labor and other volume related expenses. It is anticipated that the Company's cost of cable programming will increase in the future as cable programming rates increase and additional sources of cable programming become available.

Electronic Retailing

As a result of the QVC Acquisition, the Company commenced consolidating the financial results of QVC, effective February 1, 1995. The following table presents comparative financial information for the three months ended March 31, 1996 and pro forma financial information for the three months ended March 31, 1995, and is presented herein for purposes of analysis and may not reflect what actual operating results would have been had the Company owned QVC since January 1, 1995 (dollars in millions).

                                                       Three Months Ended
                                                            March 31,                          Increase
                                                       1996             1995                $               %
Net sales from electronic retailing                   $450.1           $358.5             $91.6           25.6%
Cost of goods sold from electronic retailing           270.1            216.1              54.0           25.0
Operating, selling, general and administrative
     expenses...................................       107.6             80.3              27.3           34.0
                                                      ------           ------             -----

Operating income before depreciation
     and amortization (a).......................       $72.4            $62.1             $10.3           16.6%
                                                       =====            =====             =====

Gross margin....................................        40.0%            39.7%

- ---------------
(a) See footnote (1) on page 15.

The consolidation of QVC's United Kingdom operations, effective April 1, 1995, resulted in an increase in net sales from electronic retailing of $21.2 million for the three month period from 1995 to 1996. The remaining increase of $70.4 million is primarily attributable to the effects of an 8.3% increase in the average number of QVC homes receiving QVC services in the United States.

The increase in cost of goods sold from electronic retailing is directly related to the growth in net sales. Gross margin has remained relatively constant from 1995 to 1996.

The consolidation of QVC's United Kingdom operations, effective April 1, 1995, resulted in an increase in operating, selling, general and administrative expenses of $10.2 million for the three month period from 1995 to 1996. The remaining increase of $17.1 million is attributable to higher sales volume and increases in advertising and administrative costs.

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 1996


Cellular Communications

The following table sets forth the operating results for the Company's cellular communications segment (dollars in millions).

                                                       Three Months Ended
                                                            March 31,                     Increase/(Decrease)
                                                     1996              1995               $               %
Service income                                       $98.2            $82.2             $16.0           19.5%
Operating, selling, general and administrative
     expenses                                         69.7             51.0              18.7           36.7
                                                     -----            -----             -----
Operating income before depreciation
     and amortization (a)                            $28.5            $31.2             ($2.7)          (8.7%)
                                                     =====            =====             =====

- ---------------
(a) See footnote (1) on page 15.

Of the $16.0 million increase in service income for the three month period from 1995 to 1996, $20.7 million is attributable to the Company's subscriber growth and $2.2 million is attributable to other products. Offsetting this increase is a decrease of $6.9 million resulting from a reduction in the average rate per minute of use from 1995 to the same period in 1996.

Of the $18.7 million increase in operating, selling, general and administrative expenses for the three month period from 1995 to 1996, $12.7 million is related to subscriber growth, including the costs to acquire and service subscribers. The remaining increase of $6.0 million is due to increases in other expenses, including subscriber retention costs, administrative costs and theft of service in 1996.

Consolidated Analysis

The $86.7 million decrease in depreciation and amortization expense is attributable to the effects of the rebuild of certain of the Company's cellular equipment in 1995, as described below, partially offset by the effects of the QVC Acquisition and capital expenditures.

In 1995, the Company's cellular division purchased approximately $172.0 million of switching and cell site equipment which replaced the existing switching and cell site equipment (the "Cellular Rebuild"). The Company substantially completed the Cellular Rebuild during 1995. During the first quarter of 1995, the Company charged approximately $110.0 million to depreciation expense which represented the difference between the net book value of the equipment replaced and the residual value realized upon its disposal.

The $17.2 million increase in interest expense is due to increased levels of debt, including the debt related to the QVC Acquisition, offset by interest capitalized and decreases in rates. The Company anticipates that, for the foreseeable future, interest expense will be a significant cost to the Company and will have a significant adverse effect on the Company's ability to realize net earnings. The Company believes it will continue to be able to meet its obligations through its ability both to generate operating income before depreciation and amortization and to obtain external financing.

The $134.2 million decrease in investment income is attributable to the effects of the Heritage Transaction in 1995, partially offset by interest earned on larger average balances of cash, cash equivalents and short-term investments in 1996.

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 1996


The $18.1 million increase in equity in net losses of affiliates is due to increased losses incurred by the Company's international investees, losses incurred by Sprint Spectrum and certain programming investees and the effects of the QVC Acquisition.

For the three months ended March 31, 1996 and 1995, the Company's earnings before minority interest, income tax expense, equity in net losses of affiliates and fixed charges (interest expense) were $120.5 million and $129.2 million, respectively. Excluding the pre-tax gain of $141.0 million recognized in the first quarter of 1995 in connection with the Heritage Transaction, such earnings were not adequate to cover the Company's fixed charges, including capitalized interest of $7.1 million for the three months ended March 31, 1996, of $141.9 million and $117.6 million for the three months ended March 31, 1996 and 1995, respectively. Fixed charges include non-cash interest, net of interest capitalized, of $16.1 million and $13.5 million for the three months ended March 31, 1996 and 1995, respectively. The inadequacy of these earnings to cover fixed charges is primarily due to the substantial non-cash charges for depreciation and amortization expense, including the first quarter 1995 charge associated with the Cellular Rebuild.

The Company believes that its losses and inadequacy of earnings to cover fixed charges will not significantly affect the performance of its normal business activities because of its existing cash, cash equivalents and short-term investments, its ability to generate operating income before depreciation and amortization and its ability to obtain external financing.

The Company believes that its operations are not materially affected by inflation.

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 1996


PART II. OTHER INFORMATION

     ITEM 1.   Legal Proceedings

     The Company is not party to litigation which, in the opinion of the Company's management, will have a material adverse effect on the Company's financial position or results of operations.

     ITEM 6.Exhibits and Reports on Form 8-K

     (a) Exhibits required to be filed by Item 601 of Regulation S-K:

         10.1 Comcast Corporation 1996 Stock Option Plan, dated March 13, 1996 (incorporated by reference to the definitive additional materials to the Company's amended definitive Proxy Statement for its Annual Meeting of Shareholders to be held on June 19, 1996, filed on May 15, 1996).

         27.1   Financial Data Schedule.

     (b) Reports on Form 8-K

         The Company filed a Current Report on Form 8-K under Item 5 on February 12, 1996 relating to its January 31, 1996 agreements with Tele-Communications, Inc., Cox Communications, Inc. and Sprint Corporation which amended agreements related to their previously announced joint venture to engage in the communications business.

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 1996


                                    SIGNATURE

         Pursuant to the Requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        COMCAST CORPORATION
                                        ----------------------------------------








                                        /s/ LAWRENCE S. SMITH
                                        ----------------------------------------

                                        Lawrence S. Smith
                                        Executive Vice President
                                        (Chief Accounting Officer)



Date: May 15, 1996