Form 10-Q
period 1996-06-30
COMCAST CORP
filed 1996-08-14
CIK 22301

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

(X) Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended:
                                  JUNE 30, 1996
                                       OR
( ) Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from ________ to ________.

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

         Yes  __X__                                         No ____
                           --------------------------

As of June 30, 1996, there were 190,199,646 shares of Class A Special Common Stock, 34,388,885 shares of Class A Common Stock and 8,786,250 shares of Class B Common Stock outstanding.

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 1996

                                TABLE OF CONTENTS




                                                                           Page
                                                                          Number

PART I.   FINANCIAL INFORMATION

          Item 1.   Financial Statements

                    Condensed Consolidated Balance
                    Sheet as of June 30, 1996 and December 31,
                    1995 (Unaudited).........................................2

                    Condensed Consolidated Statement of
                    Operations and Accumulated Deficit for
                    the Six and Three Months Ended June 30,
                    1996 and 1995 (Unaudited)................................3

                    Condensed Consolidated Statement of Cash
                    Flows for the Six Months Ended June 30,
                    1996 and 1995 (Unaudited)................................4

                    Notes to Condensed Consolidated
                    Financial Statements (Unaudited)....................5 - 12

          Item 2.   Management's Discussion and Analysis
                    of Financial Condition and Results of
                    Operations.........................................13 - 22

PART II.  OTHER INFORMATION

          Item 1.   Legal Proceedings ......................................23

          Item 4.   Submission of Matters to a Vote of Security
                    Holders............................................23 - 24

          Item 6.   Exhibits and Reports on Form 8-K ..................24 - 25

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

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 1996

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

                                                                                      (Dollars in thousands)
                                                                                 June 30,          December 31,
                                                                                   1996                1995
ASSETS
CURRENT ASSETS
   Cash and cash equivalents ..........................................        $   407,664         $   539,061
   Short-term investments, at cost which approximates fair value ......            133,926             370,982
   Accounts receivable, less allowance for doubtful accounts
     of $78,450 and $81,273 ...........................................            340,006             390,698
   Inventories, net ...................................................            243,120             243,447
   Prepaid charges and other ..........................................             54,441              49,671
   Deferred income taxes ..............................................             63,912              59,799
                                                                               -----------         -----------
       Total current assets ...........................................          1,243,069           1,653,658
                                                                               -----------         -----------
INVESTMENTS, principally in affiliates ................................          1,135,104             906,383
                                                                               -----------         -----------
PROPERTY AND EQUIPMENT ................................................          2,989,329           2,575,633
   Accumulated depreciation ...........................................         (1,031,743)           (932,031)
                                                                               -----------         -----------
   Property and equipment, net ........................................          1,957,586           1,643,602
                                                                               -----------         -----------

DEFERRED CHARGES ......................................................          6,640,735           6,552,437
   Accumulated amortization ...........................................         (1,352,921)         (1,175,772)
                                                                               -----------         -----------
   Deferred charges, net ..............................................          5,287,814           5,376,665
                                                                               -----------         -----------
                                                                               $ 9,623,573         $ 9,580,308
                                                                               ===========         ===========
LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES
   Accounts payable and accrued expenses ..............................        $   816,951         $   963,991
   Accrued interest ...................................................             78,731              72,675
   Current portion of long-term debt ..................................            143,379              85,403
                                                                               -----------         -----------
       Total current liabilities ......................................          1,039,061           1,122,069
                                                                               -----------         -----------

LONG-TERM DEBT, less current portion ..................................          7,120,289           6,943,766
                                                                               -----------         -----------

DEFERRED INCOME TAXES .................................................          1,515,538           1,517,995
                                                                               -----------         -----------

MINORITY INTEREST AND OTHER ...........................................            834,337             772,004
                                                                               -----------         -----------

COMMITMENTS AND CONTINGENCIES

COMMON EQUITY PUT OPTIONS .............................................             69,625              52,125
                                                                               -----------         -----------
STOCKHOLDERS' DEFICIENCY
   Class A special common stock, $1 par value - authorized, 500,000,000
     shares;  issued, 190,199,646 and 192,844,814 .....................            190,200             192,845
   Class A common stock, $1 par value - authorized, 200,000,000
     shares;  issued, 34,388,885 and 37,706,517 .......................             34,389              37,707
   Class B common stock, $1 par value - authorized, 50,000,000
     shares;  issued, 8,786,250 .......................................              8,786               8,786
   Additional capital .................................................            818,046             843,113
   Accumulated deficit ................................................         (2,030,633)         (1,914,292)
   Unrealized gains on marketable securities ..........................             42,080              22,210
   Cumulative translation adjustments .................................            (18,145)            (18,020)
                                                                               -----------         -----------
       Total stockholders' deficiency .................................           (955,277)           (827,651)
                                                                               -----------         -----------
                                                                               $ 9,623,573         $ 9,580,308
                                                                               ===========         ===========

See notes to condensed consolidated financial statements.

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 1996
     CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND ACCUMULATED DEFICIT
                                   (Unaudited)

                                                                               (Amounts in thousands, except per share data)
                                                                            Six Months Ended                Three Months Ended
                                                                                 June 30,                         June 30,
                                                                           1996            1995             1996            1995
REVENUES
   Service income .................................................    $ 1,040,460     $   902,752     $   539,794     $   466,165
   Net sales from electronic retailing ............................        855,846         584,426         405,768         357,407
                                                                       -----------     -----------     -----------     -----------
                                                                         1,896,306       1,487,178         945,562         823,572
                                                                       -----------     -----------     -----------     -----------

COSTS AND EXPENSES
   Operating ......................................................        453,473         367,357         223,710         195,890
   Cost of goods sold from electronic retailing ...................        512,380         350,246         242,234         212,172
   Selling, general and administrative ............................        364,256         289,145         183,544         154,686
   Depreciation and amortization ..................................        324,272         387,043         167,399         143,566
                                                                       -----------     -----------     -----------     -----------
                                                                         1,654,381       1,393,791         816,887         706,314
                                                                       -----------     -----------     -----------     -----------

OPERATING INCOME ..................................................        241,925          93,387         128,675         117,258

INVESTMENT (INCOME) EXPENSE
   Interest expense ...............................................        267,993         250,551         133,179         132,964
   Investment income ..............................................        (47,491)       (157,580)        (28,846)         (4,756)
   Equity in net losses of affiliates .............................         60,321          37,906          25,819          21,489
   Gain from equity offering of affiliate .........................        (40,638)                        (40,638)
   Other ..........................................................         22,966             368          11,577             658
                                                                       -----------     -----------     -----------     -----------
                                                                           263,151         131,245         101,091         150,355
                                                                       -----------     -----------     -----------     -----------

(LOSS) INCOME BEFORE INCOME TAX EXPENSE, MINORITY
   INTEREST AND EXTRAORDINARY ITEM ................................        (21,226)        (37,858)         27,584         (33,097)

INCOME TAX EXPENSE ................................................         24,612          14,035          23,748          10,100
                                                                       -----------     -----------     -----------     -----------

(LOSS) INCOME BEFORE MINORITY INTEREST AND
   EXTRAORDINARY ITEM .............................................        (45,838)        (51,893)          3,836         (43,197)

MINORITY INTEREST .................................................        (29,094)        (21,971)        (14,024)        (13,903)
                                                                       -----------     -----------     -----------     -----------

(LOSS) INCOME BEFORE EXTRAORDINARY ITEM ...........................        (16,744)        (29,922)         17,860         (29,294)

EXTRAORDINARY ITEM ................................................          1,013                           1,013
                                                                       -----------     -----------     -----------     -----------

NET (LOSS) INCOME .................................................        (17,757)        (29,922)         16,847         (29,294)

ACCUMULATED DEFICIT
   Beginning of period ............................................     (1,914,292)     (1,827,647)     (1,997,138)     (1,833,858)
   Dividends declared - $.0467, $.0467, $.0233 and $.0233 per share        (11,054)        (11,169)         (5,474)         (5,586)
   Retirement of common stock .....................................        (87,530)                        (44,868)
                                                                       -----------     -----------     -----------     -----------

   End of period ..................................................    ($2,030,633)    ($1,868,738)    ($2,030,633)    ($1,868,738)
                                                                       ===========     ===========     ===========     ===========

(LOSS) INCOME PER SHARE
   (Loss) income before extraordinary item ........................    ($      .07)    ($      .12)    $       .07     ($      .12)
   Extraordinary item..............................................
                                                                       -----------     -----------     -----------     -----------
        Net (loss) income .........................................    ($      .07)    ($      .12)    $       .07     ($      .12)
                                                                       ===========     ===========     ===========     ===========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
  OUTSTANDING DURING THE PERIOD ...................................        237,624         239,541         235,827         239,674
                                                                       ===========     ===========     ===========     ===========

See notes to condensed consolidated financial statements.

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 1996
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                          (Dollars in thousands)
                                                                        Six  Months Ended June 30,
                                                                         1996               1995
OPERATING ACTIVITIES
   Net loss ................................................        ($   17,757)        ($   29,922)
   Adjustments to reconcile net loss to net cash provided
    by operating activities:
     Depreciation and amortization .........................            324,272             387,043
     Non-cash interest expense, net ........................             32,208              27,360
     Equity in net losses of affiliates ....................             60,321              37,906
     Gains on long-term investments, net ...................            (16,301)           (140,968)
     Gain from equity offering of affiliate ................            (40,638)
     Minority interest .....................................            (29,094)            (21,971)
     Extraordinary item ....................................              1,013
     Deferred income taxes and other .......................             12,211                 675
                                                                    -----------         -----------
                                                                        326,235             260,123

     Decrease in accounts receivable, net ..................             55,198              26,662
     Decrease (increase) in inventories, net ...............                327             (10,889)
     Decrease (increase) in prepaid charges and other ......                666             (12,348)
     Decrease in accounts payable and accrued expenses .....            (99,293)            (69,778)
     Increase in accrued interest ..........................              6,038              13,069
                                                                    -----------         -----------

         Net cash provided by operating activities .........            289,171             206,839
                                                                    -----------         -----------

FINANCING ACTIVITIES
   Proceeds from borrowings ................................            558,366           2,018,977
   Retirement and repayment of debt ........................           (478,293)           (194,378)
   (Repurchases) issuances of common stock, net ............           (107,022)              1,413
   Equity contribution to a subsidiary .....................                                  6,556
   Dividends ...............................................            (11,054)            (11,169)
   Other ...................................................             (4,809)              1,488
                                                                    -----------         -----------

         Net cash (used in) provided by financing activities            (42,812)          1,822,887
                                                                    -----------         -----------

INVESTING ACTIVITIES
   Acquisitions, net of cash acquired ......................            (46,494)         (1,369,073)
   Proceeds from sales of short-term investments, net ......            237,056              48,331
   Investments, principally in affiliates ..................           (357,421)           (431,525)
   Proceeds from sales of long-term investments ............             91,400             188,096
   Additions to property and equipment .....................           (278,905)           (338,960)
   Other ...................................................            (23,392)            (14,026)
                                                                    -----------         -----------

         Net cash used in investing activities .............           (377,756)         (1,917,157)
                                                                    -----------         -----------

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS ...........           (131,397)            112,569

CASH AND CASH EQUIVALENTS, beginning of period .............            539,061             335,320
                                                                    -----------         -----------

CASH AND CASH EQUIVALENTS, end of period ...................        $   407,664         $   447,889
                                                                    ===========         ===========

See notes to condensed consolidated financial statements.

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 1996
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     Basis of Presentation
     The condensed consolidated balance sheet as of December 31, 1995 has been condensed from the audited balance sheet as of that date. The condensed consolidated balance sheet as of June 30, 1996, the condensed consolidated statement of operations and accumulated deficit for the six and three months ended June 30, 1996 and 1995 and the condensed consolidated statement of cash flows for the six months ended June 30, 1996 and 1995 have been prepared by Comcast Corporation (the "Company") and have not been audited by the Company's independent auditors. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of June 30, 1996 and for all periods presented have been made.

     Certain information and note disclosures normally included in the Company's annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1995 Annual Report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for the periods ended June 30, 1996 are not necessarily indicative of operating results for the full year.

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

     Net (Loss) Income Per Share
     Net (loss) income per share is based on the weighted average number of common shares outstanding during the period. For the six months ended June 30, 1996 and for the six and three months ended June 30, 1995, the Company's common stock equivalents have an antidilutive effect on net loss per share and, therefore, have not been used in determining the total weighted average number of common shares outstanding.

     For the three months ended June 30, 1996, the Company's shares which are issuable upon conversion of its convertible debentures and upon exercise of the its outstanding common equity put options have not been included as common stock equivalents, since inclusion of these shares would have an antidilutive effect on net income per share. The Company's dilutive common stock equivalents, consisting solely of shares issuable under employee stock programs, did not have any impact on net income per share as presented in the Company's condensed consolidated statement of operations and accumulated deficit. Therefore, primary and fully diluted net income per share have not been presented herein. For the three months ended June 30, 1996, the primary and fully diluted weighted average number of common shares and common share equivalents outstanding was 241.0 million and 241.3 million, respectively.

     Reclassifications
     Certain reclassifications have been made to the prior year condensed consolidated financial statements to conform to those classifications used in 1996.

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 1996
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

3.   ACQUISITIONS AND OTHER SIGNIFICANT EVENTS

     Regional Sports Venture
     On July 17,  1996,  the Company  completed  its  acquisition  (the  "Sports
     Venture Acquisition") of an interest of approximately 66% in the Philadelphia Flyers Limited Partnership, a Pennsylvania limited partnership ("PFLP"), the assets of which, after giving effect to the Sports Venture Acquisition, consist of (i) the National Basketball Association ("NBA") franchise to own and operate the Philadelphia 76ers basketball team and related assets (the "Sixers"), (ii) the National Hockey League ("NHL") franchise to own and operate the Philadelphia Flyers hockey team and related assets, and (iii) two adjacent arenas, leasehold interests in and development rights related to the land underlying the arenas and other adjacent parcels of land located in Philadelphia, Pennsylvania (collectively, the "Arenas"). Concurrent with the completion of the Sports Venture Acquisition, PFLP was renamed Comcast Spectacor, L.P. ("Comcast Spectacor").

     The Sports Venture Acquisition was completed in two steps. In April 1996, the Company purchased the Sixers for $125.0 million in cash plus assumed net liabilities of approximately $11.0 million through a partnership controlled by the Company. To complete the Sports Venture Acquisition, in July 1996, the Company contributed its interest in the Sixers, exchanged approximately 3.5 million shares of the Company's Class A Special Common Stock (the "Class A Special Common Stock") and 6,370 shares of the Company's newly issued 5% Series A Convertible Preferred Stock (the "Preferred Stock"), which is convertible into approximately 1.3 million shares of Class A Special Common Stock (subject to certain conversion adjustments) and paid $15.0 million in cash for its current interest in Comcast Spectacor. The remaining interest of approximately 34% in Comcast Spectacor is owned by a group, including the former majority owner of PFLP, who also manages Comcast Spectacor. In connection with the Sports Venture Acquisition, Comcast Spectacor assumed the outstanding liabilities relating to the Sixers and the Arenas, including a mortgage obligation of approximately $155.0 million. The Company will account for its interest in Comcast Spectacor under the equity method.

     Sprint Spectrum
     Effective as of January 1996, the Company, Tele-Communications, Inc. ("TCI"), Cox Communications, Inc. ("Cox") and Sprint Corporation (collectively, the "Parents"), and certain subsidiaries of the Parents, entered into a series of agreements relating to their previously announced joint venture (March 1995) to engage in the communications business. Under an Amended and Restated Agreement of Limited Partnership of MajorCo, L.P. (known as "Sprint Spectrum"), the business of Sprint Spectrum will be the provision of wireless telecommunications services and will not include the previously authorized business of providing local wireline communications services to residences and businesses. A partnership owned entirely by subsidiaries of the Company owns 15% of Sprint Spectrum. The Company accounts for its investment in Sprint Spectrum under the equity method (see
     Note 4).

     Scripps Cable
     In October 1995, the Company announced its agreement to acquire the cable television operations ("Scripps Cable") of The E.W. Scripps Company ("E.W. Scripps") in exchange for shares of the Company's Class A Special Common Stock worth $1.575 billion, subject to certain closing adjustments (the "Scripps Transaction"). For purposes of determining the number of shares of Class A Special Common Stock to be delivered in the Scripps Transaction, such stock will be valued on the basis of the average closing price of the Class A Special Common Stock on The Nasdaq Stock Market for 15 trading days randomly selected from the 40 trading day period ending shortly before the closing date (the "Comcast Share Price"); provided that the Comcast Share Price will be no greater than $23.09 and, except as provided below, no less than $17.06. If the Comcast Share Price is below $17.06, E.W. Scripps has the right to terminate the agreement, subject to the right of the Company to increase the number of shares of Class A Special Common Stock to be delivered in the Scripps Transaction to that number of shares that would have been delivered if the Comcast Share Price were not subject to the minimum price of $17.06.

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 1996
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

     Scripps Cable passes more than 1.2 million homes and serves more than 800,000 subscribers, with over 60% of its subscribers located in Sacramento, California and Chattanooga and Knoxville, Tennessee. The Scripps Transaction is expected to close in the fourth quarter of 1996, subject to shareholder and regulatory approval and certain other conditions.

     Share Repurchase Program
     Concurrent with the announcement of the Scripps Transaction, the Company announced that its Board of Directors authorized a market repurchase program (the "Repurchase Program") pursuant to which the Company may purchase, at such times and on such terms as it deems appropriate, up to $500.0 million of its outstanding common stock, subject to certain restrictions and market conditions. Pursuant to the Repurchase Program, the Company has repurchased shares of its common stock for aggregate consideration of $185.8 million through July 31, 1996, including $116.6 million and $59.9 million during the six and three months ended June 30, 1996, respectively.

     As part of the Repurchase Program, the Company has sold put options on 4.0 million shares of its Class A Special Common Stock through July 31, 1996, including put options on 1.0 million of such shares sold during the six months ended June 30, 1996. The put options give the holder the right to require the Company to repurchase such shares at specified prices on specific dates. In May 1996, the Company extended the original May through July 1996 maturities of the put options to October through December 1996 and received $1.1 million in connection with the extensions. Total proceeds of $4.6 million from the sale and subsequent extension of these put options were credited to additional capital. The amount the Company would be obligated to pay to repurchase such shares if all outstanding put options were exercised, totaling $69.6 million, has been reclassified to a temporary equity account in the Company's condensed consolidated balance sheet as of June 30, 1996.

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

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 1996
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

     Pro Forma Results
     The following pro forma information for the six months ended June 30, 1995 has been presented as if the QVC Acquisition occurred on January 1, 1995. This unaudited pro forma information is based on historical results of operations, adjusted for acquisition costs, and is not necessarily indicative of what the results would have been had the Company operated QVC since such date.

                                                    (Dollars in millions, except per share data)
                                                                 Six Months Ended
                                                                 June 30, 1995 (1)
              Revenues.......................................       $1,617.6

              Net loss.......................................          (34.9)

              Net loss per share.............................           (.15)

     (1) Effective April 1, 1995, QVC commenced consolidating its United Kingdom ("UK") operations. Pro forma revenues presented above do not reflect revenues relating to QVC's UK operations prior to April 1, 1995.

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 1996
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

4.   INVESTMENTS

     Investments - Equity Method
     Summarized financial information for equity method investments is as follows (dollars in thousands):

   Six Months Ended June 30, 1996:                      Sprint Spectrum (a)      Other            Combined

   Combined Results of Operations
     Revenues, net...............................             $                 $445,773          $445,773
     Depreciation and amortization...............                  304            91,082            91,386
     Operating loss..............................              (75,757)          (73,117)         (148,874)
     Net loss as reported
        by affiliates............................             (152,671)         (127,142)         (279,813)

   Company's Equity in Net Loss
     Equity in current period net loss...........             ($22,901)         ($35,200)         ($58,101)
     Amortization income (expense) (b)...........                  636            (2,856)           (2,220)
                                                              --------          --------          --------
       Total equity in net loss..................             ($22,265)         ($38,056)         ($60,321)
                                                              ========          ========          ========


   Three Months Ended June 30, 1996:                    Sprint Spectrum (a)      Other            Combined

   Combined Results of Operations
     Revenues, net...............................              $                $224,654          $224,654
     Depreciation and amortization...............                  254            44,335            44,589
     Operating loss..............................              (30,978)          (32,293)          (63,271)
     Net loss as reported
        by affiliates............................              (67,358)          (58,872)         (126,230)

   Company's Equity in Net Loss
     Equity in current period net loss...........             ($10,104)         ($15,250)         ($25,354)
     Amortization income (expense) (b)...........                  636            (1,101)             (465)
                                                              --------          --------          --------
       Total equity in net loss..................              ($9,468)         ($16,351)         ($25,819)
                                                               =======          ========          ========


   As of June 30, 1996:                                 Sprint Spectrum (a)      Other            Combined

   Combined Financial Position
     Current assets..................................           $4,962        $1,839,111        $1,844,073
     Noncurrent assets...............................        2,333,692         2,232,785         4,566,477
     Current liabilities.............................           96,872           804,703           901,575
     Noncurrent liabilities..........................            4,246         2,136,908         2,141,154

- ---------------------
(a) See footnote (1) on page 10.
(b) See footnote (3) on page 10.

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 1996
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

                                                    Three Months      Six Months                    Three Months
                                                        Ended            Ended                          Ended
                                                   January 31,1995   June 30, 1995                  June 30, 1995
                                                       QVC (2)           Other        Combined      Combined (2)
   Combined Results of Operations
     Revenues, net...............................     $425,921          $289,653       $715,574       $149,267
     Depreciation and amortization...............       12,992            70,065         83,057         36,272
     Operating income (loss).....................       58,247           (99,549)       (41,302)       (50,594)
     Net income (loss) as reported
        by affiliates............................      $28,333         ($145,874)     ($117,541)      ($78,683)

   Company's Equity in Net Income (Loss)
     Equity in current period net income (loss)..       $4,286          ($39,970)      ($35,684)      ($19,992)
     Amortization income (expense) (3)...........        1,194            (3,416)        (2,222)        (1,497)
                                                      --------          --------       --------       --------
       Total equity in net income (loss).........       $5,480          ($43,386)      ($37,906)      ($21,489)
                                                      ========          ========       ========       ========

(1) The Company's equity interest in Sprint Spectrum's net loss is recorded three months in arrears. Accordingly, the summarized financial information presented above includes Sprint Spectrum's results of operations for the six and three months ended March 31, 1996 and its financial position as of March 31, 1996.
(2) Through January 31, 1995, QVC's fiscal year end was January 31, and therefore, the Company recorded its equity interest in QVC's net income two months in arrears. For the six months ended June 30, 1995, the Company recorded its equity interest in QVC's net income for the period from November 1, 1994 through January 31, 1995, which was not previously recorded by the Company. The effect of this one-time adjustment was not significant to the Company's results of operations. Effective February 1, 1995, QVC's results of operations were consolidated with the Company.
(3) The differences between the Company's recorded investments and its proportionate interests in the book value of the investees' net assets are being amortized to equity in net income or loss, primarily over a period of twenty years, which is consistent with the estimated lives of the underlying assets.

     Through June 27, 1996, the Company held investments in Teleport Communications Group Inc. ("TCGI"), TCG Partners and certain local joint ventures (the "Joint Ventures") managed by TCGI and TCG Partners. On June 27, 1996, TCGI sold approximately 27 million shares of its Class A Common Stock (the "TCGI Class A Stock") for $16 per share in an initial public offering (the "IPO"). In connection with the IPO, TCGI, the Company and subsidiaries of Cox, TCI and Continental Cablevision ("Continental" and collectively with Cox, TCI and the Company, the "Cable Stockholders") entered into a reorganization agreement pursuant to which TCGI was reorganized (the "Reorganization"). The Reorganization consisted of, among other things: (i) the acquisition by TCGI of TCG Partners; (ii) the acquisition by TCGI of additional interests in the Joint Ventures
     (including 100% of those interests held by the Company); and (iii) the contribution to TCGI of $269.0 million aggregate principal amount of indebtedness, plus accrued interest thereon, owed by TCGI to the Cable Stockholders (including $53.8 million principal amount and $4.1 million of accrued interest owed to the Company). In connection with the Reorganization, the Company received 25.6 million shares of TCGI's Class B Common Stock (the "TCGI Class B Stock"). Each share of TCGI Class B Stock is entitled to voting power equivalent to ten shares of TCGI Class A Stock and is convertible, at the option of the holder, into one share of TCGI Class A Stock. The Company recorded a $40.6 million increase in its proportionate share of TCGI's net assets as a gain from equity offering of affiliate in its condensed consolidated statement of operations and accumulated deficit for the six and three months ended June 30, 1996. After giving effect to the Reorganization and the IPO, the Company owns 19.5% of the outstanding TCGI Class B Stock representing a 19.1% voting interest and a 16.1% equity interest. The Company will continue to account for its interest in TCGI under the equity method.

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 1996
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

     Investments - Public Companies
     In February 1996, in connection with certain preemptive rights of the Company under previously existing agreements with Nextel Communications, Inc. ("Nextel"), the Company purchased approximately 8.16 million shares, classified as long-term investments available for sale, of Nextel common stock at $12.25 per share, for a total cost of $99.9 million.

     During the three months ended June 30, 1996, the Company sold 4.4 million shares of Nextel common stock for $85.6 million and recognized a pre-tax gain of $29.7 million as investment income in its condensed consolidated statement of operations and accumulated deficit for the six and three months ended June 30, 1996.

     The Company holds unrestricted equity investments in certain publicly traded companies with an historical cost of $163.3 million and $115.9 million as of June 30, 1996 and December 31, 1995, respectively. The Company has recorded these investments, which are classified as available for sale, at their estimated fair values of $228.0 million and $150.1 million as of June 30, 1996 and December 31, 1995, respectively. The unrealized pre-tax gains as of June 30, 1996 and December 31, 1995 of $64.7 million and $34.2 million, respectively, have been reported in the Company's condensed consolidated balance sheet as decreases in stockholders' deficiency, net of related deferred income taxes of $22.6 million and $12.0 million, respectively.

     Investments - Privately Held Companies
     In January 1995, the Company exchanged its investments in Heritage Communications, Inc. with TCI for approximately 13.3 million publicly-traded Class A common shares of TCI with a fair market value of approximately $290.0 million. Shortly thereafter, the Company sold approximately 9.1 million unrestricted TCI shares for total proceeds of $188.1 million. As a result of these transactions, the Company recognized a pre-tax gain of $141.0 million in the first quarter of 1995.

5.   LONG-TERM DEBT

     In May 1995, the Company issued $250.0 million principal amount of its 9-3/8% senior subordinated debentures due 2005.

6.   STATEMENT OF CASH FLOWS - SUPPLEMENTAL INFORMATION

     The Company made interest payments of $229.7 million, $210.1 million, $127.7 million, and $115.3 million during the six and three months ended June 30, 1996 and 1995, respectively.

     The Company made cash payments for income taxes of $62.2 million, $19.1 million, $46.9 million, and $16.0 million during the six and three months ended June 30, 1996 and 1995, respectively.

7.   CONTINGENCIES

     The Company is subject to claims which arise in the ordinary course of its business and other legal proceedings. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial position or results of operations of the Company.

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 1996
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONCLUDED
                                   (Unaudited)

8.   FINANCIAL DATA BY BUSINESS SEGMENT
     (Dollars in thousands)

                                                   Domestic
                                                     Cable        Electronic      Cellular        Corporate
                                                Communications     Retailing   Communications    and Other (1)     Total
Six Months Ended June 30, 1996
Revenues, net...............................        $778,332       $855,846       $207,096         $55,032     $1,896,306
Depreciation and amortization...............         190,685         51,881         56,773          24,933        324,272
Operating income (loss).....................         194,320         87,527         14,314         (54,236)       241,925
Interest expense............................         110,654         35,053         43,973          78,313        267,993
Capital expenditures........................         136,816         19,547         36,551          85,991        278,905
Equity in net (losses) income of
    affiliates..............................          (8,444)            84                        (51,961)       (60,321)

Three Months Ended June 30, 1996
Revenues, net...............................        $395,984       $405,768       $108,904         $34,906       $945,562
Depreciation and amortization...............          96,313         25,731         30,428          14,927        167,399
Operating income (loss).....................         103,714         41,263         12,201         (28,503)       128,675
Interest expense............................          53,969         16,884         23,187          39,139        133,179
Capital expenditures........................          83,180         13,443         21,648          49,233        167,504
Equity in net (losses) income of
    affiliates..............................          (2,890)            27                        (22,956)       (25,819)


As of June 30, 1996
Assets......................................      $4,645,902     $2,037,653      $1,341,965     $1,598,053     $9,623,573
Long-term debt, less current portion........       3,049,417        887,979       1,091,035      2,091,858      7,120,289

Six Months Ended June 30, 1995
Revenues, net...............................        $709,580       $584,426       $176,413         $16,759     $1,487,178
Depreciation and amortization...............         183,666         37,006        155,224          11,147        387,043
Operating income (loss).....................         164,034         58,365        (84,443)        (44,569)        93,387
Interest expense............................         123,904         34,816         35,577          56,254        250,551
Capital expenditures........................         111,042          8,472        167,963          51,483        338,960
Equity in net (losses) income of
    affiliates..............................          (6,921)           608                        (31,593)       (37,906)

Three Months Ended June 30, 1995
Revenues, net...............................        $362,458       $357,407        $94,260          $9,447       $823,572
Depreciation and amortization...............          94,168         22,734         20,742           5,922        143,566
Operating income (loss).....................          88,398         33,965         18,853         (23,958)       117,258
Interest expense............................          62,321         22,171         18,107          30,365        132,964
Capital expenditures........................          68,825          7,237        117,710          35,570        229,342
Equity in net losses of affiliates..........          (3,952)          (450)                       (17,087)       (21,489)
- ---------------

(1) Corporate and other includes certain operating businesses and elimination entries related to the segments presented.

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 1996

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

General Developments of Business

Regional Sports Venture
On July 17, 1996, the Company completed its acquisition (the "Sports Venture Acquisition") of an interest of approximately 66% in the Philadelphia Flyers Limited Partnership, a Pennsylvania limited partnership ("PFLP"), the assets of which, after giving effect to the Sports Venture Acquisition, consist of (i) the National Basketball Association ("NBA") franchise to own and operate the Philadelphia 76ers basketball team and related assets (the "Sixers"), (ii) the National Hockey League ("NHL") franchise to own and operate the Philadelphia Flyers hockey team and related assets, and (iii) two adjacent arenas, leasehold interests in and development rights related to the land underlying the arenas and other adjacent parcels of land located in Philadelphia, Pennsylvania (collectively, the "Arenas"). Concurrent with the completion of the Sports Venture Acquisition, PFLP was renamed Comcast Spectacor, L.P. ("Comcast Spectacor").

The Sports Venture  Acquisition  was completed in two steps.  In April 1996, the
Company purchased the Sixers for $125.0 million in cash plus assumed net liabilities of approximately $11.0 million through a partnership controlled by the Company. To complete the Sports Venture Acquisition, in July 1996, the
Company contributed its interest in the Sixers, exchanged approximately 3.5 million shares of the Company's Class A Special Common Stock (the "Class A Special Common Stock") and 6,370 shares of the Company's newly issued 5% Series A Convertible Preferred Stock (the "Preferred Stock"), which is convertible into approximately 1.3 million shares of Class A Special Common Stock (subject to certain conversion adjustments) and paid $15.0 million in cash for its current interest in Comcast Spectacor. The remaining interest of approximately 34% in Comcast Spectacor is owned by a group, including the former majority owner of PFLP, who also manages Comcast Spectacor. In connection with the Sports Venture Acquisition, Comcast Spectacor assumed the outstanding liabilities relating to the Sixers and the Arenas, including a mortgage obligation of approximately $155.0 million. The Company will account for its interest in Comcast Spectacor under the equity method.

Sprint Spectrum
Effective as of January 1996, the Company, Tele-Communications, Inc. ("TCI"), Cox Communications, Inc. ("Cox") and Sprint Corporation (collectively, the "Parents"), and certain subsidiaries of the Parents (the "Partner Subsidiaries"), entered into a series of agreements relating to their previously announced joint venture (March 1995) to engage in the communications business. Under an Amended and Restated Agreement of Limited Partnership (the "Partnership Agreement") of MajorCo, L.P. (known as "Sprint Spectrum"), the business of Sprint Spectrum will be the provision of wireless telecommunications services and will not include the previously authorized business of providing local wireline communications services to residences and businesses. A partnership owned entirely by subsidiaries of the Company owns 15% of Sprint Spectrum. The Company accounts for its investment in Sprint Spectrum under the equity method.

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 1996

Scripps Cable
In October 1995, the Company announced its agreement to acquire the cable television operations ("Scripps Cable") of The E.W. Scripps Company ("E.W. Scripps") in exchange for shares of the Company's Class A Special Common Stock worth $1.575 billion, subject to certain closing adjustments (the "Scripps Transaction"). For purposes of determining the number of shares of Class A Special Common Stock to be delivered in the Scripps Transaction, such stock will be valued on the basis of the average closing price of the Class A Special Common Stock on The Nasdaq Stock Market for 15 trading days randomly selected from the 40 trading day period ending shortly before the closing date (the "Comcast Share Price"); provided that the Comcast Share Price will be no greater than $23.09 and, except as provided below, no less than $17.06. If the Comcast Share Price is below $17.06, E.W. Scripps has the right to terminate the agreement, subject to the right of the Company to increase the number of shares of Class A Special Common Stock to be delivered in the Scripps Transaction to that number of shares that would have been delivered if the Comcast Share Price were not subject to the minimum price of $17.06.

Scripps Cable passes more than 1.2 million homes and serves more than 800,000 subscribers, with over 60% of its subscribers located in Sacramento, California and Chattanooga and Knoxville, Tennessee. The Scripps Transaction is expected to close in the fourth quarter of 1996, subject to shareholder and regulatory approval and certain other conditions.

Share Repurchase Program
Concurrent with the announcement of the Scripps Transaction, the Company announced that its Board of Directors authorized a market repurchase program (the "Repurchase Program") pursuant to which the Company may purchase, at such times and on such terms as it deems appropriate, up to $500.0 million of its outstanding common stock, subject to certain restrictions and market conditions. Pursuant to the Repurchase Program, the Company has repurchased shares of its common stock for aggregate consideration of $185.8 million through July 31, 1996, including $116.6 million and $59.9 million during the six and three months ended June 30, 1996, respectively.

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

Liquidity and Capital Resources

Cash, Cash Equivalents and Short-term Investments
The Company has traditionally maintained significant levels of cash, cash equivalents and short-term investments to meet its short-term liquidity requirements. Cash, cash equivalents and short-term investments as of June 30, 1996 were $541.6 million. As of June 30, 1996, approximately $369.4 million of the Company's cash, cash equivalents and short-term investments was restricted to use by subsidiaries of the Company under contractual or other arrangements, including approximately $262.9 million which is restricted to use by Comcast UK Cable Partners Limited ("Comcast UK Cable").

The Company's cash, cash equivalents and short-term investments are recorded at cost which approximates their fair value. As of June 30, 1996, the Company's short-term investments of $133.9 million had a weighted average maturity of approximately 16 months. However, due to the high degree of liquidity and the intent of management to use these investments as needed to fund its commitments, the Company considers these as current assets.

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 1996

Investments
In connection with the Sports Venture Acquisition, the Company has agreed to lend up to $50.0 million to Comcast Spectacor, on a subordinated basis, in the event that Comcast Spectacor is unable to obtain financing from other sources.

Under the provisions of the Partnership Agreement, the Partner Subsidiaries have committed to contribute $4.2 billion in cash to Sprint Spectrum through 1997, of which the Company's share is $630.0 million. Of this funding requirement, the Company has made total cash contributions to Sprint Spectrum of $415.3 million through June 30, 1996. The Company anticipates that Sprint Spectrum's capital requirements over the next several years will be significant. Requirements in excess of committed capital are planned to be funded by Sprint Spectrum through external financing, including, but not limited to, vendor financing, bank financing and securities offered to the public. Although it is anticipated that external financing will be available to Sprint Spectrum on acceptable terms and conditions, no assurances can be given as to such availability. In June 1996, Sprint Spectrum filed a preliminary registration statement on Form S-1 with the Securities and Exchange Commission to offer up to $650.0 million of Senior Notes and Senior Discount Notes due in 2006 in a public offering. The timing of the Company's remaining capital contributions to Sprint Spectrum is dependent upon a number of factors, including Sprint Spectrum's ability to obtain external financing as well as its working capital requirements. The Company anticipates funding its remaining capital commitments to Sprint Spectrum through its cash flows from operating activities, its existing cash, cash equivalents, short-term investments and lines of credit or other external financing, or by a combination of these sources.

In February 1996, in connection with certain preemptive rights of the Company under previously existing agreements with Nextel Communications, Inc. ("Nextel"), the Company purchased approximately 8.16 million shares, classified as long-term investments available for sale, of Nextel common stock at $12.25 per share, for a total cost of $99.9 million. The Company continues to hold options, which expire in 1997, to acquire an additional 25 million shares of Nextel common stock at $16 per share.

During the three months ended June 30, 1996, the Company sold 4.4 million shares of Nextel common stock for $85.6 million and recognized a pre-tax gain of $29.7 million as investment income in its condensed consolidated statement of operations and accumulated deficit for the six and three months ended June 30, 1996 (the "Nextel Gain").

The Company does not have any additional significant contractual commitments with respect to any of its investments. However, to the extent the Company does not fund its investees' capital calls, it exposes itself to dilution of its ownership interests.

Financing
As part of the Repurchase Program, through July 31, 1996, the Company has sold put options on 4.0 million shares of its Class A Special Common Stock, including put options on 1.0 million of such shares sold during the six months ended June 30, 1996. The put options give the holder the right to require the Company to repurchase such shares at specified prices on specific dates. In May 1996, the Company extended the original May through July 1996 maturities of the put options to October through December 1996 and received $1.1 million in connection with the extensions. Total proceeds of $4.6 million from the sale and subsequent extension of these put options were credited to additional capital. The amount the Company would be obligated to pay to repurchase such shares if all outstanding put options were exercised, totaling $69.6 million, has been reclassified to a temporary equity account in the Company's condensed consolidated balance sheet as of June 30, 1996.

                            -------------------------

The Company expects to recognize significant losses and to continue to pay dividends; therefore, it anticipates that it will continue to have a deficiency in stockholders' equity that will increase through the date of consummation of the Scripps Transaction. If the Scripps Transaction is consummated, the Company will no longer have a deficiency in stockholders' equity; however, the Company expects to recognize losses for the foreseeable

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 1996

future, resulting in decreases in stockholders' equity. The telecommunications industry, including cable and cellular communications, and the electronic retailing industry are experiencing increasing competition and rapid technological changes. The Company's future results of operations will be affected by its ability to react to changes in the competitive environment and by its ability to implement new technologies. However, management believes that competition, technological changes and its significant losses and deficiency in stockholders' equity will not significantly affect its ability to obtain financing.

The Company believes that it will be able to meet its current and long-term liquidity and capital requirements, including fixed charges, through its cash flows from operating activities, existing cash, cash equivalents, short-term investments and lines of credit and other external financing.

Statement of Cash Flows

Cash and cash equivalents decreased $131.4 million as of June 30, 1996 from December 31, 1995 and increased $112.6 million as of June 30, 1995 from December 31, 1994. Changes in cash and cash equivalents resulted from cash flows from operating, financing and investing activities which are explained below.

Net cash provided by operating activities amounted to $289.2 million and $206.8 million for the six months ended June 30, 1996 and 1995, respectively. The increase of $82.4 million is primarily due to the effects of the QVC
Acquisition, changes in working capital as a result of the timing of receipts and disbursements and the increase in the Company's operating income before depreciation and amortization (see "Results of Operations").

Net cash (used in) provided by financing activities was ($42.8) million and $1.8 billion for the six months ended June 30, 1996 and 1995, respectively. During the six months ended June 30, 1996, the Company borrowed $558.4 million under its existing lines of credit and repaid $478.3 million, including the effects of refinancings and $88.9 million of repayments under a vendor financing arrangement. In addition, the Company repurchased $116.6 million of its common stock during the six months ended June 30, 1996. During the six months ended June 30, 1995, the Company borrowed $2.0 billion consisting primarily of $1.1 billion in connection with the QVC Acquisition, $300.9 million for the funding of Sprint Spectrum and the Company's $250.0 million principal amount of its 9-3/8% senior subordinated debentures due 2005, issued in May 1995. In addition, the Company redeemed and retired $194.4 million of its long-term debt.

Net cash used in investing activities was $377.8 million and $1.9 billion for the six months ended June 30, 1996 and 1995, respectively. During the six months ended June 30, 1996, net cash used in investing activities includes investments in affiliates of $357.4 million, including $125.0 million for the purchase of the Sixers and capital contributions to Sprint Spectrum of $69.3 million, and additions to property and equipment of $278.9 million, offset by proceeds from the sales of short-term and long-term investments of $328.5 million. During the six months ended June 30, 1995, net cash used in investing activities includes the QVC Acquisition, net of cash acquired, of $1.3 billion, investments in affiliates of $431.5 million, including capital contributions to Sprint Spectrum of $315.9 million, and additions to property and equipment of $339.0 million. Such amounts were offset by proceeds from sales of short-term and long-term investments of $236.4 million.

Results of Operations

The effects of the Company's recent acquisitions has been to increase significantly the Company's revenues and expenses resulting in substantial increases in its operating income before depreciation and amortization, depreciation and amortization expense and interest expense (see "Operating Results by Business Segment" following). As a result of the increases in depreciation and amortization expense and interest expense associated with these acquisitions and their financing, it is expected that the Company will recognize significant losses for the foreseeable future.

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 1996

Summarized consolidated financial information for the Company for the six and three months ended June 30, 1996 and 1995 is as follows (dollars in millions, "NM" denotes percentage is not meaningful):

                                                                      Six Months Ended
                                                                          June 30,                 Increase / (Decrease)
                                                                   1996            1995              $             %
Revenues, net .........................................        $  1,896.3       $  1,487.1       $  409.2         27.5%
Cost of goods sold from electronic retailing ..........             512.4            350.2          162.2         46.3
Operating, selling, general and administrative expenses             817.7            656.5          161.2         24.6
                                                               ----------       ----------
Operating income before depreciation and
   amortization (1) ...................................             566.2            480.4           85.8         17.9
Depreciation and amortization .........................             324.3            387.0          (62.7)       (16.2)
                                                               ----------       ----------
Operating income ......................................             241.9             93.4          148.5           NM
                                                               ----------       ----------
Interest expense ......................................             268.0            250.6           17.4          6.9
Investment income .....................................             (47.5)          (157.6)        (110.1)       (69.9)
Equity in net losses of affiliates ....................              60.3             37.9           22.4         59.1
Gain from equity offering of affiliate ................             (40.6)                           40.6           NM
Other .................................................              23.0              0.4           22.6           NM
Income tax expense ....................................              24.6             14.0           10.6         75.7
Minority interest .....................................             (29.1)           (22.0)           7.1         32.3
Extraordinary item ....................................               1.0                             1.0           NM
                                                               ----------       ----------
Net loss ..............................................        ($    17.8)      ($    29.9)      ($  12.1)       (40.5%)
                                                               ==========       ==========

                                                                  Three Months Ended
                                                                       June 30,                     Increase
                                                                   1996         1995             $            %

Revenues, net .........................................        $  945.6       $  823.6       $  122.0        14.8%
Cost of goods sold from electronic retailing ..........           242.2          212.2           30.0        14.1
Operating, selling, general and administrative expenses           407.3          350.6           56.7        16.2
                                                               --------       --------
Operating income before depreciation and
   amortization (1) ...................................           296.1          260.8           35.3        13.5
Depreciation and amortization .........................           167.4          143.5           23.9        16.7
                                                               --------       --------
Operating income ......................................           128.7          117.3           11.4         9.7
                                                               --------       --------
Interest expense ......................................           133.2          133.0            0.2         0.2
Investment income .....................................           (28.8)          (4.8)          24.0          NM
Equity in net losses of affiliates ....................            25.8           21.5            4.3        20.0
Gain from equity offering of affiliate ................           (40.6)                         40.6          NM
Other .................................................            11.6            0.7           10.9          NM
Income tax expense ....................................            23.7           10.1           13.6          NM
Minority interest .....................................           (14.0)         (13.9)           0.1         0.7
Extraordinary item ....................................             1.0                           1.0          NM
                                                               --------       --------
Net income (loss) .....................................        $   16.8       ($  29.3)      $   46.1          NM
                                                               ========       ========
- ------------

(1) Operating income before depreciation and amortization is commonly referred to in the Company's businesses as "operating cash flow." Operating cash flow is a measure of a company's ability to generate cash to service its obligations, including debt service obligations, and to finance capital and other expenditures. In part due to the capital intensive nature of the Company's businesses and the resulting significant level of non-cash depreciation and amortization expense, operating cash flow is frequently used as one of the bases for evaluating the Company's businesses. Operating cash flow does not purport to represent net income or net cash provided

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 1996

     by operating activities, as those terms are defined under generally accepted accounting principles, and should not be considered as an alternative to such measurements as an indicator of the Company's performance. See "Statement of Cash Flows" above for a discussion of net cash provided by operating activities.

Operating Results by Business Segment

Domestic Cable Communications

The following table sets forth operating results for the Company's domestic cable communications segment (dollars in millions).

                                                Six Months Ended
                                                    June 30,                   Increase
                                              1996          1995            $            %
Service income .....................        $  778.3      $  709.6      $  68.7         9.7%
Operating, selling, general and
     administrative expenses .......           393.3         361.9         31.4         8.7
                                            --------      --------      -------
Operating income before depreciation
     and amortization (a) ..........        $  385.0      $  347.7      $  37.3        10.7%
                                            ========      ========      =======

                                              Three Months Ended
                                                    June 30,                   Increase
                                              1996           1995          $             %
Service income .....................        $  396.0      $  362.5      $  33.5         9.2%
Operating, selling, general and
     administrative expenses .......           196.0         179.9         16.1         8.9
                                            --------      --------      -------
Operating income before depreciation
     and amortization (a) ..........        $  200.0      $  182.6      $  17.4         9.5%
                                            ========      ========      =======

- ---------------
(a) See footnote (1) on page 17.

Of the increases in service income of $68.7 million and $33.5 million for the six and three month periods from 1995 to 1996, $17.3 million and $8.1 million are attributable to subscriber growth, $41.3 million and $21.4 million relate to changes in rates, $4.4 million and $3.6 million are attributable to growth in advertising sales and $5.7 million and $400,000 relate to growth in other product offerings.

Of the $31.4 million and $16.1 million increases in operating, selling, general and administrative expenses for the six and three month periods from 1995 to 1996, $15.1 million and $6.5 million are attributable to increases in the costs of cable programming as a result of subscriber growth, additional programming offerings and changes in rates and $16.3 million and $9.6 million result from increases in the cost of labor and other volume related expenses. It is anticipated that the Company's cost of cable programming will increase in the future as cable programming rates increase and additional sources of cable programming become available.

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 1996

Electronic Retailing

As a result of the QVC Acquisition, the Company commenced consolidating the financial results of QVC effective February 1, 1995. The following table presents comparative financial information for the six and three months ended June 30, 1996 and for the three months ended June 30, 1995 and pro forma financial information for the six months ended June 30, 1995. Pro forma financial information is presented herein for purposes of analysis and may not reflect what actual operating results would have been had the Company owned QVC since January 1, 1995 (dollars in millions).

                                                        Six Months Ended
                                                            June 30,                       Increase
                                                        1996           1995             $            %
Net sales from electronic retailing ..........        $  855.8       $  715.9       $  139.9        19.5%
Cost of goods sold from electronic retailing .           512.4          428.3           84.1        19.6
Operating, selling, general and administrative
     expenses ................................           204.0          168.8           35.2        20.9
                                                      --------       --------       --------
Operating income before depreciation
     and amortization (a) ....................        $  139.4       $  118.8       $   20.6        17.3%
                                                      ========       ========       ========

Gross margin .................................            40.1%          40.2%

                                                         Three Months Ended
                                                              June 30,                     Increase
                                                        1996            1995            $             %
Net sales from electronic retailing ..........        $  405.8       $  357.4        $  48.4        13.5%
Cost of goods sold from electronic retailing .           242.2          212.2           30.0        14.1
Operating, selling, general and administrative
     expenses ................................            96.6           88.5            8.1         9.2
                                                      --------       --------       --------
Operating income before depreciation
     and amortization (a) ....................        $   67.0       $   56.7        $  10.3        18.2%
                                                      ========       ========        =======


Gross margin .................................            40.3%          40.6%

- ----
(a) See footnote (1) on page 17.

The consolidation of QVC's United Kingdom operations, effective April 1, 1995, resulted in increases in net sales from electronic retailing of $29.9 million and $8.6 million for the six and three month periods from 1995 to 1996. The remaining increases of $110.0 million and $39.8 million are primarily attributable to the effects of an approximate 9.0% increase in the average number of QVC homes receiving QVC services in the United States for these comparative periods.

The increase in cost of goods sold from electronic retailing is directly related to the growth in net sales. Gross margin has remained relatively constant from 1995 to the same periods in 1996.

The consolidation of QVC's United Kingdom operations, effective April 1, 1995, resulted in an increase in operating, selling, general and administrative expenses of $12.3 million and $2.1 million for the six and three month periods from 1995 to 1996. The remaining increases of $22.9 million and $6.0 million are attributable to higher sales volume and increases in advertising and administrative costs.

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 1996



Cellular Communications

The following table sets forth the operating results for the Company's cellular communications segment (dollars in millions).

                                                        Six Months Ended
                                                             June 30,                    Increase
                                                        1996          1995            $            %
Service income ...............................        $  207.1      $  176.4      $  30.7        17.4%
Operating, selling, general and administrative
     expenses ................................           136.0         105.6         30.4        28.8
                                                      --------      --------      -------
Operating income before depreciation
     and amortization (a) ....................        $   71.1      $   70.8      $   0.3         0.4%
                                                      ========      ========      =======

                                                        Three Months Ended
                                                             June 30,                   Increase
                                                        1996          1995           $             %
Service income ...............................        $  108.9       $  94.3      $  14.6        15.5%
Operating, selling, general and administrative
     expenses ................................            66.3          54.7         11.6        21.2
                                                      --------      --------      -------
Operating income before depreciation
     and amortization (a) ....................        $   42.6       $  39.6      $   3.0         7.6%
                                                      ========       =======      =======

- ---------------
(a) See footnote (1) on page 17.

Of the $30.7 million and $14.6 million increases in service income for the six and three month periods from 1995 to 1996, $40.1 million and $19.4 million are attributable to the Company's subscriber growth. Offsetting these increases are decreases of $9.4 million and $4.8 million resulting primarily from a reduction in the average rate per minute of use from 1995 to the same periods in 1996.

Of the $30.4 million and $11.6 million increases in operating, selling, general and administrative expenses for the six and three month periods from 1995 to 1996, $18.0 million and $5.3 million are related to subscriber growth, including the costs to acquire and service subscribers. The remaining increases of $12.4 million and $6.3 million are due to increases in other expenses, including subscriber retention costs, administrative costs and theft of service in 1996.

Consolidated Analysis

The $62.7 million decrease in depreciation and amortization expense for the six month period from 1995 to 1996 is attributable to the effects of the rebuild of certain of the Company's cellular equipment in 1995, as described below, partially offset by the effects of the QVC Acquisition and capital expenditures. The $23.9 million increase in depreciation and amortization expense for the three month period from 1995 to 1996 is primarily attributable to the effects of capital expenditures.

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

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 1996

The $17.4 million and $200,000 increases in interest expense for the six and three month periods from 1995 to 1996 are due to increased levels of debt, including the debt related to the QVC Acquisition, offset by interest capitalized in 1996 and decreases in rates. The Company anticipates that, for the foreseeable future, interest expense will be a significant cost to the Company and will have a significant adverse effect on the Company's ability to realize net earnings. The Company believes it will continue to be able to meet its obligations through its ability both to generate operating income before depreciation and amortization and to obtain external financing.

The $110.1 million decrease in investment income for the six month period from 1995 to 1996 is primarily attributable to the effects of the Heritage Transaction (as defined below) in 1995, partially offset by gains recognized on sales of long-term investments, including the Nextel Gain. The $24.0 million increase in investment income for the three month period from 1995 to 1996 is primarily attributable to the Nextel Gain.

In January 1995, the Company exchanged its investments in Heritage Communications, Inc. with TCI for approximately 13.3 million publicly-traded Class A common shares of TCI with a fair market value of approximately $290.0 million. Shortly thereafter, the Company sold approximately 9.1 million unrestricted TCI shares for total proceeds of $188.1 million (collectively, the "Heritage Transaction"). As a result of these transactions, the Company recognized a pre-tax gain of $141.0 million in the first quarter of 1995.

The $22.4 million and $4.3 million increases in equity in net losses of affiliates for the six and three month periods from 1995 to 1996 are primarily due to the effects of increased losses incurred by Sprint Spectrum.

Through June 27, 1996, the Company held investments in Teleport Communications Group Inc. ("TCGI"), TCG Partners and certain local joint ventures (the "Joint Ventures") managed by TCGI and TCG Partners. On June 27, 1996, TCGI sold approximately 27 million shares of its Class A Common Stock (the "TCGI Class A Stock") for $16 per share in an initial public offering (the "IPO"). In connection with the IPO, TCGI, the Company and subsidiaries of Cox, TCI and Continental Cablevision ("Continental" and collectively with Cox, TCI and the Company, the "Cable Stockholders") entered into a reorganization agreement pursuant to which TCGI was reorganized (the "Reorganization"). The Reorganization consisted of, among other things: (i) the acquisition by TCGI of TCG Partners; (ii) the acquisition by TCGI of additional interests in the Joint Ventures (including 100% of those interests held by the Company); and (iii) the contribution to TCGI of $269.0 million aggregate principal amount of indebtedness, plus accrued interest thereon, owed by TCGI to the Cable Stockholders (including $53.8 million principal amount and $4.1 million of accrued interest owed to the Company). In connection with the Reorganization, the Company received 25.6 million shares of TCGI's Class B Common Stock (the "TCGI Class B Stock"). Each share of TCGI Class B Stock is entitled to voting power equivalent to ten shares of TCGI Class A Stock and is convertible, at the option of the holder, into one share of TCGI Class A Stock. The Company recorded a $40.6 million increase in its proportionate share of TCGI's net assets as a gain from equity offering of affiliate in its condensed consolidated statement of operations and accumulated deficit for the six and three months ended June 30, 1996 (the "TCGI Gain"). After giving effect to the Reorganization and the IPO, the Company owns 19.5% of the outstanding TCGI Class B Stock representing a 19.1% voting interest and a 16.1% equity interest. The Company will continue to account for its interest in TCGI under the equity method.

The increases in other expenses are primarily attributable to the settlement of certain litigation during the six months ended June 30, 1996.

The increases in income tax expense are primarily attributable to the tax effect of the TCGI Gain recorded during the three months ended June 30, 1996.

For the six and three months ended June 30, 1996 and 1995, the Company's earnings before extraordinary items, minority interest, income tax expense, equity in net losses of affiliates and fixed charges (interest expense) were $307.1 million, $250.6 million, $186.6 million and $121.4 million, respectively. Excluding the TCGI Gain and the Nextel Gain, totaling $70.3 million, recognized in the second quarter of 1996 and the $141.0 million gain recognized

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 1996


in the first quarter of 1995 in connection with the Heritage Transaction, such earnings were not adequate to cover the Company's fixed charges, including capitalized interest of $14.7 million and $7.6 million for the six and three months ended June 30, 1996, respectively, of $282.7 million, $250.6 million, $140.8 million and $133.0 million for the six and three months ended June 30, 1996 and 1995, respectively. Fixed charges include non-cash interest, net of interest capitalized, of $32.2 million, $27.4 million, $16.1 million and $13.9 million for the six and three months ended June 30, 1996 and 1995, respectively. The inadequacy of these earnings to cover fixed charges is primarily due to the substantial non-cash charges for depreciation and amortization expense, including the first quarter 1995 charge associated with the Cellular Rebuild.

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

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 1996


PART II.  OTHER INFORMATION

ITEM 1.   Legal Proceedings

The Company is not party to litigation which, in the opinion of the Company's management, will have a material adverse effect on the Company's financial position or results of operations.

ITEM 4.   Submission of Matters to a Vote of Security Holders

At the Annual Meeting on June 19, 1996, the shareholders approved the following proposals:

     To elect ten directors to serve for the ensuing year and until their respective successors shall have been duly elected and qualified.

          Director                       Class of Stock                For                    Withheld

     Ralph J. Roberts                     Class A                      29,547,034               149,492
                                          Class B                     131,793,750

     Julian A. Brodsky                    Class A                      29,584,638               111,888
                                          Class B                     131,793,750

     Brian L. Roberts                     Class A                      29,600,438                96,088
                                          Class B                     131,793,750

     Daniel Aaron                         Class A                      28,872,658               823,868
                                          Class B                     131,793,750

     Gustave G. Amsterdam                 Class A                      29,582,540               113,986
                                          Class B                     131,793,750

     Sheldon M. Bonovitz                  Class A                      28,874,811               821,715
                                          Class B                     131,793,750

     Joseph L. Castle II                  Class A                      29,598,588                97,938
                                          Class B                     131,793,750

     Bernard C. Watson                    Class A                      29,596,888                99,638
                                          Class B                     131,793,750

     Irving A. Wechsler                   Class A                      28,878,215               818,311
                                          Class B                     131,793,750

     Anne Wexler                          Class A                      29,580,506               116,020
                                          Class B                     131,793,750

     To approve the Comcast Corporation 1996 Stock Option Plan.

                                                                                                  Broker
      Class of Stock                 For                 Against             Abstain              Nonvote

         Class A                  17,032,087           4,996,914             146,474              7,521,051
         Class B                 131,793,750

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 1996


     To  amend  the  Company's   Articles  of   Incorporation   to  conform  the
     requirements for class voting with those of the Pennsylvania Business Corporation Law of 1988.

                                                                                                  Broker
      Class of Stock                 For                 Against             Abstain              Nonvote
         Class A                  20,242,047           2,117,823              71,878              7,264,778
         Class B                 131,793,750
         Class A Special         131,777,911           5,048,537             346,024

     To amend the Company's Articles of Incorporation to provide for mirror spin-offs, mergers and other similar transactions.

                                                                                                  Broker
      Class of Stock                 For                 Against             Abstain              Nonvote
         Class A                  20,230,396           2,103,749              97,603              7,264,778
         Class B                 131,793,750
         Class A Special         131,051,853           5,731,711             388,908

     To ratify the appointment of Deloitte & Touche LLP as the Company's independent auditors for the 1996 fiscal year.

      Class of Stock                 For                 Against             Abstain
         Class A                  29,564,098              91,578              40,850
         Class B                 131,793,750

ITEM 6.   Exhibits and Reports on Form 8-K

(a)  Exhibits required to be filed by Item 601 of Regulation S-K:

     10.1/*/ Amendment, dated as of July 19, 1996, to the Credit Agreement, dated as of February 15, 1995, among QVC, Inc. and the Banks listed therein.

     11.1      Computation of Net (Loss) Income Per Share.

     27.1      Financial Data Schedule.

     27.2      Restated Financial Data Schedule.



- --------------

/*/ Pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K, the Registrant agrees to furnish a copy of the referenced agreement to the Commission upon request.

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 1996


(b)  Reports on Form 8-K:

     (i) The Company filed a Current Report on Form 8-K under Item 5 on April 10, 1996 relating to its agreement to purchase the cable television operations of The E.W. Scripps Company, which included the Company's Unaudited Pro Forma Condensed Consolidated Financial Statements as of and for the year ended December 31, 1995.

     (ii) The Company filed a Current Report on Form 8-K under Item 5 on May 9, 1996 relating to its purchase of the National Basketball Association ("NBA") franchise to own and operate the Philadelphia 76ers basketball team, and related assets.

     (iii) The Company filed a Current Report on Form 8-K under Item 5 on May 28, 1996, as amended by a Current Report on Form 8-K/A filed on July 22, 1996, relating to its agreement to purchase the cable television operations of The E.W. Scripps Company, which included the Company's Unaudited Pro Forma Condensed Consolidated Financial Statements as of and for the three months ended March 31, 1996 and for the year ended December 31, 1995.

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 1996


                                    SIGNATURE

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         COMCAST CORPORATION
                                         ---------------------------------------








                                         /s/ LAWRENCE S. SMITH
                                         ---------------------------------------
                                         Lawrence S. Smith
                                         Executive Vice President
                                         (Chief Accounting Officer)



Date: August 14, 1996