Form 10-Q
period 1996-09-30
COMCAST CORP
filed 1996-11-05
CIK 22301

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

(X) Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended:
                               SEPTEMBER 30, 1996
                                       OR
(  ) Transition  Report  pursuant  to Section  13 or 15(d) of the  Securities
     Exchange Act of 1934
     for the Transition Period from ________ to ________.

                          Commission File Number 0-6983


                              COMCAST CORPORATION

                            [GRAPHIC OMITTED - LOGO]


             (Exact name of registrant as specified in its charter)

              PENNSYLVANIA                               23-1709202
--------------------------------------------------------------------------------
     (State or other jurisdiction of                 (I.R.S. Employer
     incorporation or organization)                 Identification No.)

                 1500 Market Street, Philadelphia, PA 19102-2148
--------------------------------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

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

         Yes  __X__                                      No ____

                           --------------------------

As of September 30, 1996, there were 190,525,452 shares of Class A Special Common Stock, 34,002,024 shares of Class A Common Stock and 8,786,250 shares of Class B Common Stock outstanding.

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 1996

                                TABLE OF CONTENTS




                                                                           Page
                                                                          Number

PART I.   FINANCIAL INFORMATION

          Item 1.   Financial Statements

                    Condensed Consolidated Balance
                    Sheet as of September 30, 1996 and December 31,
                    1995 (Unaudited).........................................2

                    Condensed Consolidated Statement of
                    Operations and Accumulated Deficit for
                    the Nine and Three Months Ended September 30,
                    1996 and 1995 (Unaudited)................................3

                    Condensed Consolidated Statement of Cash
                    Flows for the Nine Months Ended September 30,
                    1996 and 1995 (Unaudited)................................4

                    Notes to Condensed Consolidated
                    Financial Statements (Unaudited)....................5 - 13

          Item 2.   Management's Discussion and Analysis
                    of Financial Condition and Results of
                    Operations.........................................14 - 24

PART II.  OTHER INFORMATION

          Item 1.   Legal Proceedings.......................................25

          Item 6.   Exhibits and Reports on Form 8-K........................25

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

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 1996

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

                                                                                      (Dollars in thousands)
                                                                              September 30,               December 31,
                                                                                  1996                        1995
ASSETS
CURRENT ASSETS
   Cash and cash equivalents..............................................      $426,226                     $539,061
   Short-term investments, at cost which approximates fair value..........       100,436                      370,982
   Accounts receivable, less allowance for doubtful accounts
     of $82,899 and $81,273...............................................       350,675                      390,698
   Inventories, net.......................................................       256,251                      243,447
   Prepaid charges and other..............................................        57,990                       49,671
   Deferred income taxes..................................................        65,758                       59,799
                                                                              ----------                   ----------
       Total current assets...............................................     1,257,336                    1,653,658
                                                                              ----------                   ----------
INVESTMENTS, principally in affiliates....................................     1,278,733                      906,383
                                                                              ----------                   ----------

PROPERTY AND EQUIPMENT....................................................     3,143,170                    2,575,633
   Accumulated depreciation...............................................    (1,091,608)                    (932,031)
                                                                              ----------                   ----------
   Property and equipment, net............................................     2,051,562                    1,643,602
                                                                              ----------                   ----------

DEFERRED CHARGES..........................................................     6,683,493                    6,552,437
   Accumulated amortization...............................................    (1,441,816)                  (1,175,772)
                                                                              ----------                   ----------
   Deferred charges, net..................................................     5,241,677                    5,376,665
                                                                              ----------                   ----------
                                                                              $9,829,308                   $9,580,308
                                                                              ==========                   ==========
LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES
   Accounts payable and accrued expenses..................................      $891,057                     $963,991
   Accrued interest.......................................................        99,357                       72,675
   Current portion of long-term debt......................................       150,550                       85,403
                                                                              ----------                   ----------
       Total current liabilities..........................................     1,140,964                    1,122,069
                                                                              ----------                   ----------

LONG-TERM DEBT, less current portion......................................     7,233,745                    6,943,766
                                                                              ----------                   ----------

DEFERRED INCOME TAXES.....................................................     1,501,820                    1,517,995
                                                                              ----------                   ----------

MINORITY INTEREST AND OTHER...............................................       821,867                      772,004
                                                                              ----------                   ----------
COMMITMENTS AND CONTINGENCIES

COMMON EQUITY PUT OPTIONS.................................................        69,625                       52,125
                                                                              ----------                   ----------
STOCKHOLDERS' DEFICIENCY
   Preferred stock, no par value - authorized, 20,000,000 shares; issued
     5% series A convertible, 6,370 at redemption value...................        31,850
   Class A special common stock, $1 par value - authorized, 500,000,000
     shares;  issued, 190,525,452 and 192,844,814.........................       190,525                      192,845
   Class A common stock, $1 par value - authorized, 200,000,000
     shares;  issued, 34,002,024 and 37,706,517...........................        34,002                       37,707
   Class B common stock, $1 par value - authorized, 50,000,000
     shares;  issued, 8,786,250...........................................         8,786                        8,786
   Additional capital.....................................................       869,911                      843,113
   Accumulated deficit....................................................    (2,089,358)                  (1,914,292)
   Unrealized gains on marketable securities..............................        32,716                       22,210
   Cumulative translation adjustments.....................................       (17,145)                     (18,020)
                                                                              ----------                   ----------
       Total stockholders' deficiency.....................................      (938,713)                    (827,651)
                                                                              ----------                   ----------
                                                                              $9,829,308                   $9,580,308
                                                                              ==========                   ==========

See notes to condensed consolidated financial statements.

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 1996
     CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND ACCUMULATED DEFICIT
                                   (Unaudited)

                                                                      (Amounts in thousands, except per share data)
                                                                       Nine Months Ended        Three Months Ended
                                                                        September 30,             September 30,
                                                                      1996         1995         1996         1995
REVENUES
   Service income.............................................     $1,584,000   $1,381,510      $543,540     $478,758
   Net sales from electronic retailing........................      1,286,869      975,917       431,023      391,491
                                                                  -----------  -----------   -----------  -----------
                                                                    2,870,869    2,357,427       974,563      870,249
                                                                  -----------  -----------   -----------  -----------

COSTS AND EXPENSES
   Operating..................................................        679,563      576,543       226,090      209,186
   Cost of goods sold from electronic retailing...............        774,718      584,615       262,338      234,369
   Selling, general and administrative........................        554,581      451,695       190,325      162,550
   Depreciation...............................................        223,718      278,610        78,325       59,244
   Amortization...............................................        267,272      256,065        88,393       88,388
                                                                  -----------  -----------   -----------  -----------
                                                                    2,499,852    2,147,528       845,471      753,737
                                                                  -----------  -----------   -----------  -----------

OPERATING INCOME..............................................        371,017      209,899       129,092      116,512

INVESTMENT (INCOME) EXPENSE
   Interest expense...........................................        403,735      388,367       135,742      137,816
   Investment income..........................................        (63,706)    (202,307)      (16,215)     (44,727)
   Equity in net losses of affiliates.........................         89,198       63,534        28,877       25,628
   Gain from equity offering of affiliate.....................        (40,638)
   Other......................................................         22,673       (5,523)         (293)      (5,891)
                                                                  -----------  -----------   -----------  -----------
                                                                      411,262      244,071       148,111      112,826
                                                                  -----------  -----------   -----------  -----------

(LOSS) INCOME BEFORE INCOME TAX EXPENSE, MINORITY
   INTEREST AND EXTRAORDINARY ITEMS...........................        (40,245)     (34,172)      (19,019)       3,686

INCOME TAX EXPENSE............................................         33,894       32,470         9,282       18,435
                                                                  -----------  -----------   -----------  -----------

LOSS BEFORE MINORITY INTEREST AND
   EXTRAORDINARY ITEMS........................................        (74,139)     (66,642)      (28,301)     (14,749)

MINORITY INTEREST.............................................        (47,423)     (34,767)      (18,329)     (12,796)
                                                                  -----------  -----------   -----------  -----------

LOSS BEFORE EXTRAORDINARY ITEMS...............................        (26,716)     (31,875)       (9,972)      (1,953)

EXTRAORDINARY ITEMS...........................................         (1,013)      (5,407)                    (5,407)
                                                                  -----------  -----------   -----------  -----------

NET LOSS......................................................        (27,729)     (37,282)       (9,972)      (7,360)

ACCUMULATED DEFICIT
   Beginning of period .......................................     (1,914,292)  (1,827,647)   (2,030,633)  (1,868,738)
   Dividends declared - $.070, $.070, $.023 and
     $.023 per common share ..................................        (18,918)     (16,758)       (7,864)      (5,589)
   Retirement of common stock.................................       (128,419)                   (40,889)
                                                                  -----------  -----------   -----------  -----------
   End of period..............................................    ($2,089,358) ($1,881,687)  ($2,089,358) ($1,881,687)
                                                                  ===========  ===========   ===========  ===========

LOSS PER SHARE
   Loss before extraordinary items............................          ($.11)       ($.13)        ($.04)       ($.01)
   Extraordinary items........................................                        (.02)                      (.02)
                                                                  -----------  -----------   -----------  -----------
        Net loss..............................................          ($.11)       ($.15)        ($.04)       ($.03)
                                                                  ===========  ===========   ===========  ===========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
  OUTSTANDING DURING THE PERIOD...............................        236,189      239,634       233,318      239,819
                                                                  ===========  ===========   ===========  ===========

See notes to condensed consolidated financial statements.

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 1996
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                                       (Dollars in thousands)
                                                                                    Nine Months Ended September 30,
                                                                                  1996                        1995
OPERATING ACTIVITIES
   Net loss...............................................................      ($27,729)                    ($37,282)
   Adjustments to reconcile net loss to net cash provided
    by operating activities:
     Depreciation.........................................................       223,718                      278,610
     Amortization.........................................................       267,272                      256,065
     Non-cash interest expense, net.......................................        48,087                       41,403
     Equity in net losses of affiliates...................................        89,198                       63,534
     Gains on long-term investments, net..................................       (22,077)                    (162,682)
     Gain from equity offering of affiliate...............................       (40,638)
     Minority interest....................................................       (47,423)                     (34,767)
     Extraordinary items..................................................         1,013                        5,407
     Deferred income taxes and other......................................         4,474                      (14,356)
                                                                             -----------                   ----------
                                                                                 495,895                      395,932

     Decrease (increase) in accounts receivable, net......................        45,265                       (8,282)
     Increase in inventories, net.........................................       (11,834)                     (37,978)
     Increase in prepaid charges and other................................        (2,705)                     (16,261)
     (Decrease) increase in accounts payable and accrued expenses.........       (25,961)                      25,666
     Increase in accrued interest.........................................        26,666                       12,609
                                                                             -----------                   ----------
         Net cash provided by operating activities........................       527,326                      371,686
                                                                             -----------                   ----------

FINANCING ACTIVITIES
   Proceeds from borrowings...............................................       660,404                    3,111,856
   Retirement and repayment of debt.......................................      (486,755)                  (1,160,867)
   (Repurchases) issuances of common stock, net...........................      (169,662)                       2,726
   Equity contribution to a subsidiary....................................                                      6,556
   Dividends..............................................................       (18,918)                     (16,758)
   Other..................................................................        (4,294)                     (22,146)
                                                                             -----------                   ----------
         Net cash (used in) provided by financing activities..............       (19,225)                   1,921,367
                                                                             -----------                   ----------

INVESTING ACTIVITIES
   Acquisitions, net of cash acquired.....................................       (57,995)                  (1,371,074)
   Proceeds from sales (purchases) of short-term investments, net.........       270,546                      (81,809)
   Investments, principally in affiliates.................................      (447,622)                    (457,984)
   Proceeds from sales of long-term investments...........................       111,263                      400,749
   Additions to property and equipment....................................      (450,205)                    (476,571)
   Other..................................................................       (46,923)                     (25,194)
                                                                             -----------                   ----------
         Net cash used in investing activities............................      (620,936)                  (2,011,883)
                                                                             -----------                   ----------

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS..........................      (112,835)                     281,170

CASH AND CASH EQUIVALENTS, beginning of period............................       539,061                      335,320
                                                                             -----------                   ----------

CASH AND CASH EQUIVALENTS, end of period..................................      $426,226                     $616,490
                                                                             ===========                   ==========



See notes to condensed consolidated financial statements.

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 1996
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     Basis of Presentation
     The condensed consolidated balance sheet as of December 31, 1995 has been condensed from the audited balance sheet as of that date. The condensed consolidated balance sheet as of September 30, 1996, the condensed consolidated statement of operations and accumulated deficit for the nine and three months ended September 30, 1996 and 1995 and the condensed consolidated statement of cash flows for the nine months ended September 30, 1996 and 1995 have been prepared by Comcast Corporation (the "Company") and have not been audited by the Company's independent auditors. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of September 30, 1996 and for all periods presented have been made.

     Certain information and note disclosures normally included in the Company's annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1995 Annual Report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for the periods ended September 30, 1996 are not necessarily indicative of operating results for the full year.

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

     Net Loss Per Share
     Net loss per share is based on the weighted average number of common shares outstanding during the period. For the nine and three months ended September 30, 1996 and 1995, the Company's common stock equivalents have an antidilutive effect on net loss per share and, therefore, have not been used in determining the total weighted average number of common shares outstanding.

     Reclassifications
     Certain reclassifications have been made to the prior year condensed consolidated financial statements to conform to those classifications used in 1996.

3.   ACQUISITIONS AND OTHER SIGNIFICANT EVENTS

     Regional Sports Venture
     In July 1996, the Company completed its acquisition (the "Sports Venture Acquisition") of an interest of approximately 66% in the Philadelphia Flyers Limited Partnership, a Pennsylvania limited partnership ("PFLP"), the assets of which, after giving effect to the Sports Venture Acquisition, consist of (i) the National Basketball Association ("NBA") franchise to own and operate the Philadelphia 76ers basketball team and related assets (the "Sixers"), (ii) the National Hockey League ("NHL") franchise to own and operate the Philadelphia Flyers hockey team and related assets, and (iii) two adjacent arenas, leasehold interests in and development rights related to the land underlying the arenas and other adjacent parcels of land located in Philadelphia, Pennsylvania (collectively, the "Arenas"). Concurrent with the completion of the Sports Venture Acquisition, PFLP was renamed Comcast Spectacor, L.P. ("Comcast-Spectacor").

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 1996
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

     The Sports Venture Acquisition was completed in two steps. In April 1996, the Company purchased the Sixers for $125.0 million in cash plus assumed net liabilities of approximately $11.0 million through a partnership controlled by the Company. To complete the Sports Venture Acquisition, in July 1996, the Company contributed its interest in the Sixers, exchanged approximately 3.5 million shares of the Company's Class A Special Common Stock (the "Class A Special Common Stock") and 6,370 shares of the Company's newly issued 5% Series A Convertible Preferred Stock (the "Preferred Stock" - see Note 6) and paid $15.0 million in cash for its current interest in Comcast-Spectacor. The remaining interest of approximately 34% in Comcast-Spectacor is owned by a group, including the former majority owner of PFLP, who also manages Comcast-Spectacor. In connection with the Sports Venture Acquisition, Comcast-Spectacor assumed the outstanding liabilities relating to the Sixers and the Arenas, including a mortgage obligation of approximately $155.0 million. The Company accounts for its interest in Comcast-Spectacor under the equity method.

     Sprint Spectrum
     Effective as of January 1996, the Company, Tele-Communications, Inc. ("TCI"), Cox Communications, Inc. ("Cox") and Sprint Corporation (collectively, the "Parents"), and certain subsidiaries of the Parents, entered into a series of agreements relating to their previously announced joint venture (March 1995) to engage in the communications business. Under an Amended and Restated Agreement of Limited Partnership of MajorCo, L.P. (known as "Sprint Spectrum"), the business of Sprint Spectrum is to provide wireless telecommunications services and will not include the previously authorized business of providing local wireline communications services to residences and businesses. A partnership owned entirely by subsidiaries of the Company owns 15% of Sprint Spectrum. The Company accounts for its investment in Sprint Spectrum under the equity method (see Note 4).

     Scripps  Cable
     In October 1995, the Company announced its agreement to acquire the cable television operations ("Scripps Cable") of The E.W. Scripps Company ("E.W. Scripps") in exchange for shares of the Company's Class A Special Common Stock worth $1.575 billion, subject to certain closing adjustments (the "Scripps Transaction"). For purposes of determining the number of shares of Class A Special Common Stock to be delivered in the Scripps Transaction, such stock will be valued on the basis of the average closing price of the Class A Special Common Stock on The Nasdaq Stock Market ("Nasdaq") for 15 trading days randomly selected from the 40 trading day period ending on the second trading day prior to the closing date (the "Comcast Share Price"); provided that the Comcast Share Price will be no greater than $23.09 and, except as provided below, no less than $17.06 (the "Minimum Price").

     The closing price of the Class A Special Common Stock on Nasdaq on November 4, 1996 was $15.188 per share, which is below the Minimum Price. Since July 10, 1996, when the closing price of the Class A Special Common Stock was $16.75, the Class A Special Common Stock has traded at closing prices below the Minimum Price. If the Comcast Share Price is below the Minimum Price, E.W. Scripps has the right, but not the obligation, to terminate the agreement, subject to the right of the Company to increase the number of shares of Class A Special Common Stock to be delivered in the Scripps Transaction (i) to that number of shares that would have been delivered if the Comcast Share Price were not subject to the Minimum Price or (ii) by such lower number as E.W. Scripps and the Company may agree. The Company has informed E.W. Scripps that if the Comcast Share Price is less than the Minimum Price and if E.W. Scripps exercises its rights to terminate the agreement, the Company does not intend to elect to deliver any additional shares of Class A Special Common Stock. The E.W. Scripps Board of Directors (the "Scripps Board") has indicated that it will not proceed with the Scripps Transaction if the Comcast Share Price is below the Minimum Price and the number of shares of Class A Special Common Stock to be delivered by the Company is less than the number that would have been delivered if the Minimum Price were equal to the Comcast Share Price, unless, among other things, the Scripps Board receives an opinion from its financial advisor as to the fairness from a financial point of view to E.W. Scripps' stockholders of the consideration to be paid under such circumstances.

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 1996
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

     Scripps Cable passes more than 1.2 million homes and serves more than 800,000 subscribers, with over 60% of its subscribers located in Sacramento, California and Chattanooga and Knoxville, Tennessee. Subject to the foregoing and certain other conditions, the Scripps Transaction is scheduled to close in November 1996.

     Share  Repurchase  Program
     Concurrent with the announcement of the Scripps Transaction in October 1995, the Company announced that its Board of Directors authorized a market repurchase program (the "Repurchase Program") pursuant to which the Company may purchase, at such times and on such terms as it deems appropriate, up to $500.0 million of its outstanding common stock, subject to certain restrictions and market conditions. Pursuant to the Repurchase Program, the Company has repurchased shares of its common stock for aggregate consideration of $185.8 million through September 30, 1996, including $173.4 million and $56.8 million during the nine and three months ended September 30, 1996, respectively.

     As part of the Repurchase Program, the Company has sold put options on 4.0 million shares of its Class A Special Common Stock through September 30, 1996, including put options on 1.0 million of such shares sold during the nine months ended September 30, 1996. The put options give the holder the right to require the Company to repurchase such shares at specified prices on specific dates in January through March 1997. The amount the Company would be obligated to pay to repurchase such shares if all outstanding put options were exercised is $69.6 million. This amount has been reclassified to a temporary equity account in the Company's condensed consolidated balance sheet as of September 30, 1996.

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

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 1996
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

     Pro Forma Results
     The following pro forma information for the nine months ended September 30, 1995 has been presented as if the QVC Acquisition occurred on January 1, 1995. This unaudited pro forma information is based on historical results of operations, adjusted for acquisition costs, and is not necessarily indicative of what the results would have been had the Company operated QVC since such date.
                                    (Dollars in millions, except per share data)
                                                 Nine Months Ended
                                               September 30, 1995 (1)

          Revenues ............................     $   2,487.8

          Loss before extraordinary items......           (36.8)

          Net loss ............................           (42.2)

          Net loss per share ..................            (.18)

     (1) Effective April 1, 1995, QVC commenced consolidating its United Kingdom ("UK") operations. Pro forma revenues presented above do not reflect revenues relating to QVC's UK operations prior to April 1, 1995.

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 1996
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

4.   INVESTMENTS

     Investments - Equity Method
     Summarized financial information for equity method investments is as follows (dollars in thousands):

   Nine Months Ended September 30, 1996                  Sprint Spectrum (a)     Other                Combined
   Combined Results of Operations
     Revenues, net...............................            $                  $624,550              $624,550
     Depreciation and amortization...............                  688           120,281               120,969
     Operating loss..............................             (122,655)         (104,739)             (227,394)
     Net loss as reported
        by affiliates............................             (243,508)         (172,802)             (416,310)

   Company's Equity in Net Loss
     Equity in current period net loss...........             ($36,526)         ($49,245)             ($85,771)
     Amortization income (expense) (b)...........                  636            (4,063)               (3,427)
                                                              --------          --------              --------

       Total equity in net loss..................             ($35,890)         ($53,308)             ($89,198)
                                                              ========          ========              ========

   Three Months Ended September 30, 1996                 Sprint Spectrum (a)     Other                Combined

   Combined Results of Operations
     Revenues, net...............................          $                    $178,777              $178,777
     Depreciation and amortization...............                  384            29,199                29,583
     Operating loss..............................              (46,898)          (31,622)              (78,520)
     Net loss as reported
        by affiliates............................              (90,837)          (45,660)             (136,497)

   Company's Equity in Net Loss
     Equity in current period net loss...........             ($13,625)         ($14,045)             ($27,670)
     Amortization expense (b)....................                                 (1,207)               (1,207)
                                                              --------          --------              --------
       Total equity in net loss..................             ($13,625)         ($15,252)             ($28,877)
                                                              ========          ========              ========

   As of September 30, 1996                              Sprint Spectrum (a)     Other                Combined

   Combined Financial Position
     Current assets..............................              $35,917        $1,807,083            $1,843,000
     Noncurrent assets...........................            2,525,411         2,306,286             4,831,697
     Current liabilities.........................               71,866           833,410               905,276
     Noncurrent liabilities......................               17,078         2,179,821             2,196,899

---------------
(a)  See footnote (1) on page 10.
(b)  See footnote (3) on page 10.

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 1996
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

                                                   Three Months        Nine Months                   Three Months
                                                       Ended              Ended                          Ended
                                                  January 31, 1995 September 30, 1995             September 30, 1995
                                                      QVC (2)             Other        Combined      Combined (2)
   Combined Results of Operations
     Revenues, net...............................     $425,921          $450,546       $876,467       $160,893
     Depreciation and amortization...............       12,992           109,006        121,998         38,941
     Operating income (loss).....................       58,247          (163,777)      (105,530)       (64,228)
     Net income (loss) as reported
        by affiliates............................       28,333          (238,461)      (210,128)       (92,587)

   Company's Equity in Net Income (Loss)
     Equity in current period net income (loss)..       $4,286          ($64,071)      ($59,785)      ($24,101)
     Amortization income (expense) (3)...........        1,194            (4,943)        (3,749)        (1,527)
                                                      --------          --------       --------       --------
       Total equity in net income (loss).........       $5,480          ($69,014)      ($63,534)      ($25,628)
                                                      ========          ========       ========       ========

     (1) The Company's equity interest in Sprint Spectrum's net loss is recorded three months in arrears. Accordingly, the summarized financial information presented above includes Sprint Spectrum's results of operations for the nine and three months ended June 30, 1996 and its financial position as of June 30, 1996.
     (2) Through January 31, 1995, QVC's fiscal year end was January 31, and therefore, the Company recorded its equity interest in QVC's net income two months in arrears. For the nine months ended September 30, 1995, the Company recorded its equity interest in QVC's net income for the period from November 1, 1994 through January 31, 1995, which was not previously recorded by the Company. The effect of this one-time adjustment was not significant to the Company's results of operations. Effective February 1, 1995, QVC's results of operations were consolidated with the Company.
     (3) The differences between the Company's recorded investments and its proportionate interests in the book value of the investees' net assets are being amortized to equity in net income or loss, primarily over a period of twenty years, which is consistent with the estimated lives of the underlying assets.

     Through June 27, 1996, the Company held investments in Teleport Communications Group Inc. ("TCGI"), TCG Partners and certain local joint ventures (the "Joint Ventures") managed by TCGI and TCG Partners. On June 27, 1996, TCGI sold approximately 27 million shares of its Class A Common Stock (the "TCGI Class A Stock") for $16 per share in an initial public offering (the "IPO"). In connection with the IPO, TCGI, the Company and subsidiaries of Cox, TCI and Continental Cablevision ("Continental" and collectively with Cox, TCI and the Company, the "Cable Stockholders") entered into a reorganization agreement pursuant to which TCGI was reorganized (the "Reorganization"). The Reorganization consisted of, among other things: (i) the acquisition by TCGI of TCG Partners; (ii) the acquisition by TCGI of additional interests in the Joint Ventures
     (including 100% of those interests held by the Company); and (iii) the contribution to TCGI of $269.0 million aggregate principal amount of indebtedness, plus accrued interest thereon, owed by TCGI to the Cable Stockholders (including $53.8 million principal amount and $4.1 million of accrued interest owed to the Company). In connection with the Reorganization, the Company received 25.6 million shares of TCGI's Class B Common Stock (the "TCGI Class B Stock"). Each share of TCGI Class B Stock is entitled to voting power equivalent to ten shares of TCGI Class A Stock and is convertible, at the option of the holder, into one share of TCGI Class A Stock. The Company recorded a $40.6 million increase in its proportionate share of TCGI's net assets as a gain from equity offering of affiliate in its condensed consolidated statement of operations and accumulated deficit for the nine months ended September 30, 1996. After giving effect to the Reorganization and the IPO, the Company owns 19.5% of the outstanding TCGI Class B Stock representing a 19.1% voting interest and a 16.1% equity interest. The Company continues to account for its interest in TCGI under the equity method. Assuming conversion of the TCGI Class B Stock held by the Company into TCGI Class A Stock, the Company's investment would have a fair value of approximately $605.3 million, based on the quoted market price of the TCGI Class A Stock as of September 30, 1996.

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 1996
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)


     Investments - Public Companies
     In February 1996, in connection with certain preemptive rights of the Company under previously existing agreements with Nextel Communications, Inc. ("Nextel"), the Company purchased approximately 8.16 million shares, classified as long-term investments available for sale, of Nextel common stock at $12.25 per share, for a total cost of $99.9 million.

     During the nine and three months ended September 30, 1996, the Company sold
     5.6 million shares and 1.2 million shares, respectively, of Nextel common stock for $105.4 million and $19.9 million, respectively, and recognized pre-tax gains of $35.4 million and $5.8 million, respectively, as investment income in its condensed consolidated statement of operations and accumulated deficit. During the nine and three months ended September 30, 1995, the Company sold 11.3 million shares of Nextel common stock for $212.6 million and recognized a pre-tax gain of $36.2 million as investment income in its condensed consolidated statement of operations and accumulated deficit.

     The Company holds unrestricted equity investments in certain publicly traded companies with an historical cost of $149.2 million and $115.9 million as of September 30, 1996 and December 31, 1995, respectively. The Company has recorded these investments, which are classified as available for sale, at their estimated fair values of $199.5 million and $150.1 million as of September 30, 1996 and December 31, 1995, respectively. The unrealized pre-tax gains as of September 30, 1996 and December 31, 1995 of $50.3 million and $34.2 million, respectively, have been reported in the Company's condensed consolidated balance sheet as decreases in stockholders' deficiency, net of related deferred income taxes of $17.6 million and $12.0 million, respectively.

     As a result of the merger of Time Warner, Inc. ("Time Warner") and Turner Broadcasting System, Inc. ("TBS"), which was consummated on October 10, 1996 (the "Merger Date"), the Company received approximately 1.36 million shares of Time Warner common stock (the "Time Warner Stock") in exchange for all of the shares of TBS stock held by the Company as of the Merger Date. The closing market price of the Time Warner Stock on the Merger Date was $41.375 per share. The Company's investment in TBS, which was classified as a long-term investment available for sale, had an historical cost of approximately $8.9 million.

     Investments  -  Privately  Held  Companies
     In January 1995, the Company exchanged its investments in Heritage Communications, Inc. with TCI for approximately 13.3 million publicly-traded Class A common shares of TCI with a fair market value of approximately $290.0 million. Shortly thereafter, the Company sold approximately 9.1 million unrestricted TCI shares for total proceeds of $188.1 million. As a result of these transactions, the Company recognized a pre-tax gain of $141.0 million as investment income in its condensed consolidated statement of operations and accumulated deficit in the first quarter of 1995.

5.   LONG-TERM DEBT

     In May 1995, the Company issued $250.0 million principal amount of its 9-3/8% senior subordinated debentures due 2005.

     In May 1996, the Company expensed unamortized debt acquisition costs of $1.8 million in connection with the prepayment of a portion of a subsidiary's outstanding debt, resulting in an extraordinary loss, net of tax, of $1.0 million.

     The Company incurred debt extinguishment costs totaling $8.3 million during the nine and three months ended September 30, 1995, as a result of refinancing the indebtedness of certain subsidiaries, resulting in an extraordinary loss, net of tax, of $5.4 million or $.02 per share.

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 1996
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

6.   PREFERRED STOCK

     In July 1996, in connection with the Sports Venture  Acquisition  (see Note
     3), the Company issued 6,370 shares of Preferred Stock. Each holder of shares of the Preferred Stock is entitled to receive cumulative cash dividends at the annual rate of $250 per share, payable quarterly in arrears. The Preferred Stock is redeemable, at the option of the Company, beginning in July 1999 at a redemption price of $5,000 per share plus accrued and unpaid dividends, subject to certain conditions and conversion adjustments. The Preferred Stock is convertible, at the option of the holder, into shares of the Company's Class A Special Common Stock at a ratio of 209.1175 shares of Class A Special Common Stock for each share of Preferred Stock, subject to certain conditions. The holders of the Preferred Stock are not entitled to any voting rights except as otherwise provided by the Company's Articles of Incorporation or by applicable law.

7.   STATEMENT OF CASH FLOWS - SUPPLEMENTAL INFORMATION

     The Company made interest payments of $329.0 million, $334.4 million, $99.2 million and $124.3 million during the nine and three months ended September 30, 1996 and 1995, respectively.

     The Company made cash payments for income taxes of $77.7 million, $24.4 million, $15.5 million, and $5.3 million during the nine and three months ended September 30, 1996 and 1995, respectively.

8.   CONTINGENCIES

     The Company is subject to claims which arise in the ordinary course of its business and other legal proceedings. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial position, results of operations or liquidity of the Company.

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 1996
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONCLUDED
                                   (Unaudited)

9.   FINANCIAL DATA BY BUSINESS SEGMENT
     (Dollars in thousands)

                                                   Domestic
                                                     Cable        Electronic      Cellular       Corporate
                                                Communications     Retailing   Communications   and Other (1)     Total
Nine Months Ended September 30, 1996
Revenues, net...............................      $1,170,951     $1,286,869       $317,116         $95,933     $2,870,869
Depreciation and amortization...............         286,438         78,904         84,790          40,858        490,990
Operating income (loss).....................         292,442        129,742         34,036         (85,203)       371,017
Interest expense............................         168,144         50,458         68,357         116,776        403,735
Capital expenditures........................         203,841         38,864         69,026         138,474        450,205
Equity in net (losses) income of
    affiliates..............................         (15,565)           159                        (73,792)       (89,198)

Three Months Ended September 30, 1996
Revenues, net...............................        $392,619       $431,023       $110,020         $40,901       $974,563
Depreciation and amortization...............          95,753         27,023         28,017          15,925        166,718
Operating income (loss).....................          98,122         42,215         19,722         (30,967)       129,092
Interest expense............................          57,490         15,405         24,384          38,463        135,742
Capital expenditures........................          67,025         19,317         32,475          52,483        171,300
Equity in net (losses) income of
    affiliates..............................          (7,121)            75                        (21,831)       (28,877)

As of September 30, 1996
Assets......................................      $4,788,713     $2,092,483     $1,361,983      $1,586,129     $9,829,308
Long-term debt, less current portion........       3,149,912        875,293      1,100,985       2,107,555      7,233,745

Nine Months Ended September 30, 1995
Revenues, net...............................      $1,078,033       $975,917       $274,243         $29,234     $2,357,427
Depreciation and amortization...............         278,862         61,810        177,205          16,798        534,675
Operating income (loss).....................         250,793         93,266        (66,469)        (67,691)       209,899
Interest expense............................         185,371         55,275         54,062          93,659        388,367
Capital expenditures........................         180,437         15,937        191,983          88,214        476,571
Equity in net (losses) income of
    affiliates..............................         (12,143)           428                        (51,819)       (63,534)

Three Months Ended September 30, 1995
Revenues, net...............................        $368,453       $391,491        $97,830         $12,475       $870,249
Depreciation and amortization...............          95,196         24,804         21,981           5,651        147,632
Operating income (loss).....................          86,759         34,901         17,974         (23,122)       116,512
Interest expense............................          61,467         20,459         18,485          37,405        137,816
Capital expenditures........................          69,395          7,465         24,020          36,731        137,611
Equity in net losses of affiliates..........          (5,222)          (180)                       (20,226)       (25,628)

---------------
(1) Corporate and other includes certain operating businesses and elimination entries related to the segments presented.

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 1996



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

General Developments of Business

Regional Sports Venture
In July 1996, the Company completed its acquisition (the "Sports Venture Acquisition") of an interest of approximately 66% in the Philadelphia Flyers Limited Partnership, a Pennsylvania limited partnership ("PFLP"), the assets of which, after giving effect to the Sports Venture Acquisition, consist of (i) the National Basketball Association ("NBA") franchise to own and operate the Philadelphia 76ers basketball team and related assets (the "Sixers"), (ii) the National Hockey League ("NHL") franchise to own and operate the Philadelphia Flyers hockey team and related assets, and (iii) two adjacent arenas, leasehold interests in and development rights related to the land underlying the arenas and other adjacent parcels of land located in Philadelphia, Pennsylvania (collectively, the "Arenas"). Concurrent with the completion of the Sports Venture Acquisition, PFLP was renamed Comcast-Spectacor, L.P. ("Comcast-Spectacor").

The Sports Venture  Acquisition  was completed in two steps.  In April 1996, the
Company purchased the Sixers for $125.0 million in cash plus assumed net liabilities of approximately $11.0 million through a partnership controlled by the Company. To complete the Sports Venture Acquisition, in July 1996, the
Company contributed its interest in the Sixers, exchanged approximately 3.5 million shares of the Company's Class A Special Common Stock (the "Class A Special Common Stock") and 6,370 shares of the Company's newly issued 5% Series A Convertible Preferred Stock (the "Preferred Stock"), which is convertible into approximately 1.3 million shares of Class A Special Common Stock (subject to certain conversion adjustments) and paid $15.0 million in cash for its current interest in Comcast-Spectacor. The remaining interest of approximately 34% in Comcast-Spectacor is owned by a group, including the former majority owner of PFLP, who also manages Comcast-Spectacor. In connection with the Sports Venture Acquisition, Comcast-Spectacor assumed the outstanding liabilities relating to the Sixers and the Arenas, including a mortgage obligation of approximately $155.0 million. The Company accounts for its interest in Comcast-Spectacor under the equity method.

Sprint Spectrum
Effective as of January 1996, the Company, Tele-Communications, Inc. ("TCI"), Cox Communications, Inc. ("Cox") and Sprint Corporation (collectively, the "Parents"), and certain subsidiaries of the Parents (the "Partner Subsidiaries"), entered into a series of agreements relating to their previously announced joint venture (March 1995) to engage in the communications business. Under an Amended and Restated Agreement of Limited Partnership (the "Partnership Agreement") of MajorCo, L.P. (known as "Sprint Spectrum"), the business of Sprint Spectrum is to provide wireless telecommunications services and will not include the previously authorized business of providing local wireline communications services to residences and businesses. A partnership owned entirely by subsidiaries of the Company owns 15% of Sprint Spectrum. The Company accounts for its investment in Sprint Spectrum under the equity method.

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 1996


Scripps Cable
In October 1995, the Company announced its agreement to acquire the cable television operations ("Scripps Cable") of The E.W. Scripps Company ("E.W. Scripps") in exchange for shares of the Company's Class A Special Common Stock worth $1.575 billion, subject to certain closing adjustments (the "Scripps Transaction"). For purposes of determining the number of shares of Class A Special Common Stock to be delivered in the Scripps Transaction, such stock will be valued on the basis of the average closing price of the Class A Special Common Stock on The Nasdaq Stock Market ("Nasdaq") for 15 trading days randomly selected from the 40 trading day period ending on the second trading day prior to the closing date (the "Comcast Share Price"); provided that the Comcast Share Price will be no greater than $23.09 and, except as provided below, no less than $17.06 (the "Minimum Price").

The closing price of the Class A Special Common Stock on Nasdaq on November 4, 1996 was $15.188 per share, which is below the Minimum Price. Since July 10, 1996, when the closing price of the Class A Special Common Stock was $16.75, the Class A Special Common Stock has traded at closing prices below the Minimum Price. If the Comcast Share Price is below the Minimum Price, E.W. Scripps has the right, but not the obligation, to terminate the agreement, subject to the right of the Company to increase the number of shares of Class A Special Common Stock to be delivered in the Scripps Transaction (i) to that number of shares that would have been delivered if the Comcast Share Price were not subject to the Minimum Price or (ii) by such lower number as E.W. Scripps and the Company may agree. The Company has informed E.W. Scripps that if the Comcast Share Price is less than the Minimum Price and if E.W. Scripps exercises its rights to terminate the agreement, the Company does not intend to elect to deliver any additional shares of Class A Special Common Stock. The E.W. Scripps Board of Directors (the "Scripps Board") has indicated that it will not proceed with the Scripps Transaction if the Comcast Share Price is below the Minimum Price and the number of shares of Class A Special Common Stock to be delivered by the Company is less than the number that would have been delivered if the Minimum Price were equal to the Comcast Share Price, unless, among other things, the Scripps Board receives an opinion from its financial advisor as to the fairness from a financial point of view to E.W. Scripps' stockholders of the consideration to be paid under such circumstances.

Scripps Cable passes more than 1.2 million homes and serves more than 800,000 subscribers, with over 60% of its subscribers located in Sacramento, California and Chattanooga and Knoxville, Tennessee. Subject to the foregoing and certain other conditions, the Scripps Transaction is scheduled to close in November 1996.

Share Repurchase Program
Concurrent with the announcement of the Scripps Transaction in October 1995, the Company announced that its Board of Directors authorized a market repurchase program (the "Repurchase Program") pursuant to which the Company may purchase, at such times and on such terms as it deems appropriate, up to $500.0 million of its outstanding common stock, subject to certain restrictions and market conditions. Pursuant to the Repurchase Program, the Company has repurchased shares of its common stock for aggregate consideration of $185.8 million through September 30, 1996, including $173.4 million and $56.8 million during the nine and three months ended September 30, 1996, respectively.

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

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 1996


Liquidity and Capital Resources

Cash, Cash Equivalents and Short-term Investments
The Company has traditionally maintained significant levels of cash, cash equivalents and short-term investments to meet its short-term liquidity requirements. Cash, cash equivalents and short-term investments as of September 30, 1996 were $526.7 million. As of September 30, 1996, approximately $424.3 million of the Company's cash, cash equivalents and short-term investments was restricted to use by subsidiaries of the Company under contractual or other arrangements, including approximately $233.0 million which is restricted to use by Comcast UK Cable Partners Limited ("Comcast UK Cable").

The Company's cash, cash equivalents and short-term investments are recorded at cost which approximates their fair value. As of September 30, 1996, the Company's short-term investments of $100.4 million had a weighted average maturity of approximately 12 months.

Investments
In connection with the Sports Venture Acquisition, the Company has agreed to lend up to $50.0 million to Comcast-Spectacor, on a subordinated basis, in the event that Comcast-Spectacor is unable to obtain financing from other sources.

Under the provisions of the Partnership Agreement, the Partner Subsidiaries have committed to contribute $4.2 billion in cash to Sprint Spectrum through 1999, of which the Company's share is $630.0 million. Of this funding requirement, the Company has made total cash contributions to Sprint Spectrum of $446.8 million through September 30, 1996. The Company expects to fund its remaining share of the $4.2 billion commitment by the end of 1997. The Company anticipates that Sprint Spectrum's capital requirements over the next several years will be significant. Requirements in excess of committed capital are planned to be funded by Sprint Spectrum through external financing, including, but not limited to, vendor financing, bank financing and securities offered to the public. In August 1996, Sprint Spectrum sold $750.0 million principal amount at maturity of Senior Notes and Senior Discount Notes due in 2006 in a public offering. In October 1996, Sprint Spectrum closed three credit agreements providing a total of $5.1 billion in available financing, including $2.0 billion in bank financing and $3.1 billion in vendor financing. The timing of the Company's remaining capital contributions to Sprint Spectrum is dependent upon a number of factors, including Sprint Spectrum's working capital requirements. The Company anticipates funding its remaining capital commitments to Sprint Spectrum through its cash flows from operating activities, its existing cash, cash equivalents, short-term investments and lines of credit or other external financing, or by a combination of these sources.

In February 1996, in connection with certain preemptive rights of the Company under previously existing agreements with Nextel Communications, Inc. ("Nextel"), the Company purchased approximately 8.16 million shares, classified as long-term investments available for sale, of Nextel common stock at $12.25 per share, for a total cost of $99.9 million. The Company continues to hold options, which expire in September 1997, to acquire an additional 25 million shares of Nextel common stock at $16 per share.

During the nine and three months ended September 30, 1996, the Company sold 5.6 million shares and 1.2 million shares, respectively, of Nextel common stock for $105.4 million and $19.9 million, respectively, and recognized pre-tax gains of $35.4 million and $5.8 million, respectively, as investment income in its condensed consolidated statement of operations and accumulated deficit (the "1996 Nextel Gains"). During the nine and three months ended September 30, 1995, the Company sold 11.3 million shares of Nextel common stock for $212.6 million and recognized a pre-tax gain of $36.2 million as investment income in its condensed consolidated statement of operations and accumulated deficit (the "1995 Nextel Gain").

As a result of the merger of Time Warner, Inc. ("Time Warner") and Turner Broadcasting System, Inc. ("TBS"), which was consummated on October 10, 1996 (the "Merger Date"), the Company received approximately 1.36 million shares of Time Warner common stock (the "Time Warner Stock") in exchange for all of the shares of TBS stock held by the Company as of the Merger Date. The closing market price of the Time Warner Stock on the Merger Date was $41.375 per share. The Company's investment in TBS, which was

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 1996


classified as a long-term investment available for sale, had an historical cost of approximately $8.9 million.

The Company does not have any additional significant contractual commitments with respect to any of its investments. However, to the extent the Company does not fund its investees' capital calls, it exposes itself to dilution of its ownership interests.

Financing
As part of the Repurchase Program, the Company has sold put options on 4.0 million shares of its Class A Special Common Stock through September 30, 1996, including put options on 1.0 million of such shares sold during the nine months ended September 30, 1996. The put options give the holder the right to require the Company to repurchase such shares at specified prices on specific dates in January through March 1997. The amount the Company would be obligated to pay to repurchase such shares if all outstanding put options were exercised is $69.6 million. This amount has been reclassified to a temporary equity account in the Company's condensed consolidated balance sheet as of September 30, 1996.

                            -------------------------

The Company expects to recognize significant losses and to continue to pay dividends; therefore, it anticipates that it will continue to have a deficiency in stockholders' equity that will increase through the date of consummation of the Scripps Transaction. If the Scripps Transaction is consummated, the Company will no longer have a deficiency in stockholders' equity; however, the Company expects to recognize losses for the foreseeable future, resulting in decreases in stockholders' equity. The telecommunications industry, including cable and cellular communications, and the electronic retailing industry are experiencing increasing competition and rapid technological changes. The Company's future results of operations will be affected by its ability to react to changes in the competitive environment and by its ability to implement new technologies. However, management believes that competition, technological changes and its significant losses and deficiency in stockholders' equity will not significantly affect its ability to obtain financing.

The Company believes that it will be able to meet its current and long-term liquidity and capital requirements, including fixed charges, through its cash flows from operating activities, existing cash, cash equivalents, short-term investments and lines of credit and other external financing.

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 1996



Statement of Cash Flows

Cash and cash equivalents decreased $112.8 million as of September 30, 1996 from December 31, 1995 and increased $281.2 million as of September 30, 1995 from December 31, 1994. Changes in cash and cash equivalents resulted from cash flows from operating, financing and investing activities which are explained below.

Net cash provided by operating activities amounted to $527.3 million and $371.7 million for the nine months ended September 30, 1996 and 1995, respectively. The increase of $155.6 million is due to changes in working capital as a result of the timing of receipts and disbursements, the increase in the Company's operating income before depreciation and amortization (see "Results of Operations") and the effects of the QVC Acquisition.

Net cash (used in) provided by financing activities was ($19.2) million and $1.9 billion for the nine months ended September 30, 1996 and 1995, respectively. During the nine months ended September 30, 1996, the Company borrowed $660.4 million under its existing lines of credit and repaid $486.8 million, including the effects of refinancings and $88.9 million of repayments under a vendor financing arrangement. In addition, the Company repurchased $173.4 million of its common stock during the nine months ended September 30, 1996. During the nine months ended September 30, 1995, the Company borrowed $3.1 billion consisting primarily of $1.1 billion in connection with the QVC Acquisition, $1.1 billion in connection with the refinancing of certain subsidiaries' indebtedness, $300.9 million for the funding of Sprint Spectrum and the Company's $250.0 million principal amount of 9-3/8% senior subordinated debentures due 2005. In addition, the Company redeemed and retired $1.2 billion of its long-term debt, including $904.8 million in connection with the refinancing of certain subsidiaries' indebtedness.

Net cash used in investing activities was $620.9 million and $2.0 billion for the nine months ended September 30, 1996 and 1995, respectively. During the nine months ended September 30, 1996, net cash used in investing activities includes investments in affiliates of $447.6 million, including $159.5 million in connection with the Sports Venture Acquisition, capital contributions to Sprint Spectrum of $100.7 million and the purchase of Nextel shares of $99.9 million, and additions to property and equipment of $450.2 million, offset by proceeds from the sales of short-term and long-term investments of $381.8 million, including $105.4 million from the sale of Nextel shares. During the nine months ended September 30, 1995, net cash used in investing activities includes the QVC Acquisition, net of cash acquired, of $1.3 billion, investments in affiliates of $458.0 million, including capital contributions to Sprint Spectrum of $320.7 million, additions to property and equipment of $476.6 million and net purchases of short-term investments of $81.8 million. Such amounts were offset by proceeds from sales of long-term investments of $400.7 million.

Results of Operations

The effects of the Company's recent acquisitions were to increase significantly the Company's revenues and expenses resulting in substantial increases in its operating income before depreciation and amortization, depreciation expense, amortization expense and interest expense (see "Operating Results by Business Segment" following). As a result of the increases in depreciation expense, amortization expense and interest expense associated with these acquisitions and their financing, it is expected that the Company will recognize significant losses for the foreseeable future.

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 1996


Summarized consolidated financial information for the Company for the nine and three months ended September 30, 1996 and 1995 is as follows (dollars in millions, "NM" denotes percentage is not meaningful):

                                                                  Nine Months Ended
                                                                     September 30,         Increase / (Decrease)
                                                                   1996         1995           $            %
Revenues, net.............................................       $2,870.9     $2,357.4      $513.5        21.8%
Cost of goods sold from electronic retailing..............          774.7        584.6       190.1        32.5
Operating, selling, general and administrative expenses...        1,234.2      1,028.2       206.0        20.0
                                                                   ------       ------
Operating income before depreciation and
   amortization (1) ......................................          862.0        744.6       117.4        15.8
Depreciation..............................................          223.7        278.6       (54.9)      (19.7)
Amortization..............................................          267.3        256.1        11.2         4.4
                                                                   ------       ------
Operating income..........................................          371.0        209.9       161.1        76.8
                                                                   ------       ------
Interest expense..........................................          403.7        388.4        15.3         3.9
Investment income.........................................          (63.7)      (202.3)     (138.6)      (68.5)
Equity in net losses of affiliates........................           89.2         63.5        25.7        40.5
Gain from equity offering of affiliate....................          (40.6)                    40.6          NM
Other.....................................................           22.6         (5.5)       28.1          NM
Income tax expense........................................           33.9         32.5         1.4         4.3
Minority interest.........................................          (47.4)       (34.8)       12.6        36.2
Extraordinary items.......................................            1.0          5.4        (4.4)      (81.5)
                                                                   ------       ------
Net loss..................................................         ($27.7)      ($37.3)      ($9.6)      (25.7%)
                                                                   ======       ======

                                                                    Three Months Ended
                                                                      September 30,        Increase / (Decrease)
                                                                    1996         1995          $            %

Revenues, net.............................................         $974.6       $870.2      $104.4        12.0%
Cost of goods sold from electronic retailing..............          262.3        234.4        27.9        11.9
Operating, selling, general and administrative expenses...          416.5        371.7        44.8        12.1
                                                                   ------       ------

Operating income before depreciation and
   amortization (1) ......................................          295.8        264.1        31.7        12.0
Depreciation..............................................           78.3         59.2        19.1        32.3
Amortization..............................................           88.4         88.4
                                                                   ------       ------

Operating income..........................................          129.1        116.5        12.6        10.8
                                                                   ------       ------

Interest expense..........................................          135.7        137.8        (2.1)       (1.5)
Investment income.........................................          (16.2)       (44.7)      (28.5)      (63.8)
Equity in net losses of affiliates........................           28.9         25.6         3.3        12.9
Other.....................................................           (0.3)        (5.9)       (5.6)      (94.9)
Income tax expense........................................            9.3         18.4        (9.1)      (49.5)
Minority interest.........................................          (18.3)       (12.8)        5.5        43.0
Extraordinary items.......................................                         5.4        (5.4)        NM
                                                                   ------       ------

Net loss..................................................         ($10.0)       ($7.3)       $2.7        37.0%
                                                                  =======      =======

------------
(1) Operating income before depreciation and amortization is commonly referred to in the Company's businesses as "operating cash flow." Operating cash flow is a measure of a company's ability to generate cash to service its obligations, including debt service obligations, and to finance capital and other expenditures. In part due to the capital intensive nature of the Company's businesses and the resulting significant level of non-cash



                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 1996


     depreciation  expense  and  amortization  expense,  operating  cash flow is frequently used as one of the bases for evaluating the Company's businesses. Operating cash flow does not purport to represent net income or net cash provided by operating activities, as those terms are defined under generally accepted accounting principles, and should not be considered as an alternative to such measurements as an indicator of the Company's performance. See "Statement of Cash Flows" above for a discussion of net cash provided by operating activities.

Operating Results by Business Segment

Domestic Cable Communications

The following table sets forth operating results for the Company's domestic cable communications segment (dollars in millions).

                                                       Nine Months Ended
                                                          September 30,                        Increase
                                                     1996              1995               $                 %
Service income.................................     $1,170.9         $1,078.0            $92.9             8.6%
Operating, selling, general and
     administrative expenses...................        592.0            548.3             43.7             8.0
                                                    --------         --------            -----
Operating income before depreciation
     and amortization (a)......................       $578.9           $529.7            $49.2             9.3%
                                                      ======           ======            =====

                                                       Three Months Ended
                                                          September 30,                        Increase
                                                      1996              1995               $                 %
Service income.................................       $392.6           $368.5            $24.1             6.5%
Operating, selling, general and
     administrative expenses...................        198.7            186.5             12.2             6.5
                                                    --------         --------            -----
Operating income before depreciation
     and amortization (a)......................       $193.9           $182.0            $11.9             6.5%
                                                      ======           ======            =====

---------------
(a) See footnote (1) on page 19.

Of the increases in service income of $92.9 million and $24.1 million for the nine and three month periods from 1995 to 1996, $25.6 million and $8.2 million are attributable to subscriber growth, $57.5 million and $16.3 million relate to changes in rates, $4.7 million and $0.3 million are attributable to growth in advertising sales and $5.1 million and ($0.7) million relate to other product offerings.

Of the $43.7 million and $12.2 million increases in operating, selling, general and administrative expenses for the nine and three month periods from 1995 to 1996, $20.9 million and $5.8 million are attributable to increases in the costs of cable programming as a result of subscriber growth, additional programming offerings and changes in rates and $22.8 million and $6.4 million result from increases in the cost of labor and other volume related expenses. It is anticipated that the Company's cost of cable programming will increase in the future as cable programming rates increase and additional sources of cable programming become available.

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 1996


Electronic Retailing

As a result of the QVC Acquisition, the Company commenced consolidating the financial results of QVC effective February 1, 1995. The following table presents comparative financial information for the nine and three months ended September 30, 1996 and for the three months ended September 30, 1995 and pro forma financial information for the nine months ended September 30, 1995. Pro forma financial information is presented herein for purposes of analysis and may not reflect what actual operating results would have been had the Company owned QVC since January 1, 1995 (dollars in millions).

                                                        Nine Months Ended
                                                          September 30,                        Increase
                                                     1996              1995               $                 %
Net sales from electronic retailing.............    $1,286.9          $1,107.4         $179.5             16.2%
Cost of goods sold from electronic retailing....       774.7             662.7          112.0             16.9
Operating, selling, general and administrative
     expenses...................................       303.6             266.2           37.4             14.0
                                                      ------            ------          -----
Operating income before depreciation
     and amortization (a).......................      $208.6            $178.5          $30.1             16.9%
                                                      ======            ======          =====

Gross margin....................................        39.8%             40.2%

                                                       Three Months Ended
                                                          September 30,                        Increase
                                                     1996              1995               $                 %
Net sales from electronic retailing.............      $431.0            $391.5          $39.5             10.1%
Cost of goods sold from electronic retailing....       262.3             234.4           27.9             11.9
Operating, selling, general and administrative
     expenses...................................        99.5              97.4            2.1              2.2
                                                      ------            ------          -----
Operating income before depreciation
     and amortization (a).......................       $69.2             $59.7           $9.5             15.9%
                                                      ======            ======          =====

Gross margin....................................        39.1%             40.1%

---------------
(a) See footnote (1) on page 19.

The consolidation of QVC's United Kingdom ("UK") operations, effective April 1, 1995, resulted in increases in net sales from electronic retailing of $37.2 million and $7.3 million for the nine and three month periods from 1995 to 1996. The remaining increases of $142.3 million and $32.2 million are primarily attributable to the effects of increases of approximately 8.3% and 7.8% in the average number of QVC homes receiving QVC services in the United States for these periods, respectively.

The increase in cost of goods sold from electronic retailing is primarily related to the growth in net sales. The decline in gross margin from 1995 to the same periods in 1996 is a result of a change in product mix and an increase in shipping and handling costs.

The consolidation of QVC's UK operations, effective April 1, 1995, resulted in an increase in operating, selling, general and administrative expenses of $14.4 million and $2.1 million for the nine and three month periods from 1995 to 1996. The remaining increase of $23.0 million for the nine month period from 1995 to 1996 is attributable to higher sales volume and increases in advertising and administrative costs.

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 1996

Cellular Communications

The following table sets forth the operating results for the Company's cellular communications segment (dollars in millions).

                                                        Nine Months Ended
                                                          September 30,                        Increase
                                                      1996              1995               $                 %
Service income..................................      $317.1           $274.2             $42.9           15.6%
Operating, selling, general and administrative
     expenses...................................       198.3            163.5              34.8           21.3
                                                      ------           ------             -----
Operating income before depreciation
     and amortization (a).......................      $118.8           $110.7              $8.1            7.3%
                                                      ======           ======              ====

                                                       Three Months Ended
                                                          September 30,                        Increase
                                                      1996              1995               $                 %
Service income..................................      $110.0            $97.8             $12.2           12.5%
Operating, selling, general and administrative
     expenses...................................        62.3             57.8               4.5            7.8
                                                      ------           ------             -----
Operating income before depreciation
     and amortization (a).......................       $47.7            $40.0              $7.7           19.3%
                                                      ======           ======              ====

---------------
(a) See footnote (1) on page 19.

Of the $42.9 million and $12.2 million increases in service income for the nine and three month periods from 1995 to 1996, $58.1 million and $18.0 million are attributable to the Company's subscriber growth. Offsetting these increases are decreases of $15.2 million and $5.8 million resulting primarily from a reduction in the average rate per minute of use from 1995 to the same periods in 1996.

Of the $34.8 million and $4.5 million increases in operating, selling, general and administrative expenses for the nine and three month periods from 1995 to 1996, $23.5 million and $5.5 million are related to subscriber growth, including the costs to acquire and service subscribers. The remaining increase of $11.3 million for the nine month period from 1995 to 1996 is due to increases in other expenses, including subscriber retention costs, administrative costs and theft of service in 1996. The remaining decrease of $1.0 million for the three month period from 1995 to 1996 is primarily due to a decrease in costs related to theft of service.

Consolidated Analysis

The $54.9 million decrease in depreciation expense for the nine month period from 1995 to 1996 is attributable to the effects of the rebuild of certain of the Company's cellular equipment in 1995, as described below, partially offset by the effects of the QVC Acquisition and capital expenditures. The $19.1 million increase in depreciation expense for the three month period from 1995 to 1996 is primarily attributable to the effects of capital expenditures.

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

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 1996



The $11.2 million increase in amortization expense for the nine month period from 1995 to 1996 is primarily attributable to the effects of the QVC Acquisition.

The $15.3 million increase in interest expense for the nine month period from 1995 to 1996 is due to increased levels of debt, offset by interest capitalized in 1996 and decreases in rates. The $2.1 million decrease in interest expense for the three month period from 1995 to 1996 is primarily attributable to interest capitalized in 1996, offset by increased levels of debt. The Company anticipates that, for the foreseeable future, interest expense will be a significant cost to the Company and will have a significant adverse effect on the Company's ability to realize net earnings. The Company believes it will continue to be able to meet its obligations through its ability both to generate operating income before depreciation and amortization and to obtain external financing.

The $138.6 million decrease in investment income for the nine month period from 1995 to 1996 is primarily attributable to the effects of the Heritage Transaction (as defined below) in 1995. The $28.5 million decrease in investment income for the three month period from 1995 to 1996 is primarily attributable to the 1995 Nextel Gain, partially offset by the effects of the 1996 Nextel Gains.

In January 1995, the Company exchanged its investments in Heritage Communications, Inc. with TCI for approximately 13.3 million publicly-traded Class A common shares of TCI with a fair market value of approximately $290.0 million. Shortly thereafter, the Company sold approximately 9.1 million unrestricted TCI shares for total proceeds of $188.1 million (collectively, the "Heritage Transaction"). As a result of these transactions, the Company recognized a pre-tax gain of $141.0 million as investment income in its condensed consolidated statement of operations and accumulated deficit in the first quarter of 1995.

The $25.7 million and $3.3 million increases in equity in net losses of affiliates for the nine and three month periods from 1995 to 1996, respectively, are primarily due to the effects of increased losses incurred by Sprint Spectrum.

Through June 27, 1996, the Company held investments in Teleport Communications Group Inc. ("TCGI"), TCG Partners and certain local joint ventures (the "Joint Ventures") managed by TCGI and TCG Partners. On June 27, 1996, TCGI sold approximately 27 million shares of its Class A Common Stock (the "TCGI Class A Stock") for $16 per share in an initial public offering (the "IPO"). In connection with the IPO, TCGI, the Company and subsidiaries of Cox, TCI and Continental Cablevision ("Continental" and collectively with Cox, TCI and the Company, the "Cable Stockholders") entered into a reorganization agreement pursuant to which TCGI was reorganized (the "Reorganization"). The Reorganization consisted of, among other things: (i) the acquisition by TCGI of TCG Partners; (ii) the acquisition by TCGI of additional interests in the Joint Ventures (including 100% of those interests held by the Company); and (iii) the contribution to TCGI of $269.0 million aggregate principal amount of indebtedness, plus accrued interest thereon, owed by TCGI to the Cable Stockholders (including $53.8 million principal amount and $4.1 million of accrued interest owed to the Company). In connection with the Reorganization, the Company received 25.6 million shares of TCGI's Class B Common Stock (the "TCGI Class B Stock"). Each share of TCGI Class B Stock is entitled to voting power equivalent to ten shares of TCGI Class A Stock and is convertible, at the option of the holder, into one share of TCGI Class A Stock. The Company recorded a $40.6 million increase in its proportionate share of TCGI's net assets as a gain from equity offering of affiliate in its condensed consolidated statement of operations and accumulated deficit for the nine months ended September 30, 1996. After giving effect to the Reorganization and the IPO, the Company owns 19.5% of the outstanding TCGI Class B Stock representing a 19.1% voting interest and a 16.1% equity interest. The Company continues to account for its interest in TCGI under the equity method.

The increase in other expenses for the nine month period from 1995 to 1996 is primarily attributable to the settlement of certain litigation during the nine months ended September 30, 1996.

The $9.1 million decrease in income tax expense for the three month period from 1995 to 1996 is primarily attributable to the tax effects of the 1995 Nextel Gain.

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 1996


The $12.6 million and $5.5 million increases in minority interest for the nine and three month periods from 1995 to 1996, respectively, are primarily attributable to the effects of increases in the net losses of Comcast UK Cable.

In May 1996, the Company expensed unamortized debt acquisition costs of $1.8 million in connection with the prepayment of a portion of a subsidiary's outstanding debt, resulting in an extraordinary loss, net of tax, of $1.0 million.

The Company incurred debt extinguishment costs totaling $8.3 million during the nine and three months ended September 30, 1995, as a result of refinancing the indebtedness of certain subsidiaries, resulting in an extraordinary loss, net of tax, of $5.4 million or $.02 per share.

For the nine and three months ended September 30, 1996 and 1995, the Company's earnings before extraordinary items, minority interest, income tax expense, equity in net losses of affiliates and fixed charges (interest expense) were $452.7 million, $417.7 million, $145.6 million and $167.1 million, respectively. Excluding the impact of non-recurring net investment gains of $62.7 million, $162.7 million, $5.8 million and $29.6 million for the nine and three months ended September 30, 1996 and 1995, respectively, such earnings were not adequate to cover the Company's fixed charges, including interest capitalized of $23.3 million and $8.6 million for the nine and three months ended September 30, 1996, respectively, of $427.0 million, $388.4 million, $144.3 million and $137.8 million for the nine and three months ended September 30, 1996 and 1995, respectively. Fixed charges include non-cash interest, net of interest capitalized, of $48.1 million, $41.4 million, $15.9 million and $14.0 million for the nine and three months ended September 30, 1996 and 1995, respectively. The inadequacy of these earnings to cover fixed charges is primarily due to the substantial non-cash charges for depreciation expense, including the first quarter 1995 charge associated with the Cellular Rebuild, and amortization expense.

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

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 1996



PART II. OTHER INFORMATION

     ITEM 1.   Legal Proceedings

     The Company is not party to litigation which, in the opinion of the Company's management, will have a material adverse effect on the Company's financial position, results of operations or liquidity.

     ITEM 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibits required to be filed by Item 601 of Regulation S-K:

          4.1 Form of Statement of Designations, Preferences and Rights of 5% Series A Convertible Preferred Stock of the Company (incorporated by reference to Exhibit 4.1(e) to the Company's Registration Statement on Form S-3 filed on July 16, 1996).

          27.1 Financial Data Schedule.

     (b)  Reports on Form 8-K:

          (i) The Company filed a Current Report on Form 8-K/A on July 22, 1996 which amended the Current Report on Form 8-K filed on May 28, 1996, relating to its agreement to purchase the cable television operations of The E.W. Scripps Company.

          (ii) The Company filed a Current Report on Form 8-K under Item 5 on August 21, 1996 relating to its agreement to purchase the cable television operations of The E.W. Scripps Company, which included the Company's Unaudited Pro Forma Condensed Consolidated Financial Statements as of and for the six months ended June 30, 1996 and for the year ended December 31, 1995.

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 1996



                                    SIGNATURE

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         COMCAST CORPORATION
                                         -------------------------------------








                                         /s/ JOHN R. ALCHIN
                                         -------------------------------------
                                         John R. Alchin
                                         Senior Vice President and
                                         Treasurer (Principal Financial Officer)





Date: November 5, 1996