Form 10-K
period 1996-12-31
COMCAST CORP
filed 1997-03-31
CIK 22301

================================================================================

                                    FORM 10-K
                           ___________________________

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
(Mark One)

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          FOR THE FISCAL YEAR ENDED

                                DECEMBER 31, 1996

                                       OR
     [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934
          FOR THE TRANSITION PERIOD FROM  ___________ TO ____________

                          Commission file number 0-6983

                              COMCAST CORPORATION
                            [GRAPHIC OMITTED - LOGO]

             (Exact name of registrant as specified in its charter)

            PENNSYLVANIA                                23-1709202
  (State or other jurisdiction of           (I.R.S. Employer Identification No.)
   incorporation or organization)

    1500 Market Street, Philadelphia, PA                19102-2148
  (Address of principal executive offices)              (Zip Code)

       Registrant's telephone number, including area code: (215) 665-1700
                           ___________________________

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                      NONE
                           ___________________________

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
            Class A Common Stock, $1.00 par value
            Class A Special Common Stock, $1.00 par value
            3-3/8% / 5-1/2% Step-up Convertible Subordinated Debentures Due 2005 1-1/8% Discount Convertible Subordinated Debentures Due 2007
                           ___________________________

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
       Yes     __X__                                           No _____

                           ___________________________

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to
this Form 10-K.                                                            [   ]
                           ___________________________

As of February 1, 1997, the aggregate market value of the Class A Common Stock and Class A Special Common Stock held by non-affiliates of the Registrant was $567.5 million and $5.091 billion, respectively.
                           ___________________________

As of February 1, 1997, there were 283,488,179 shares of Class A Special Common Stock, 33,508,729 shares of Class A Common Stock and 8,786,250 shares of Class B Common Stock outstanding.
                           ___________________________

                       DOCUMENTS INCORPORATED BY REFERENCE
Part III - The Registrant's definitive Proxy Statement for its Annual Meeting of Shareholders presently scheduled to be held in June 1997.
================================================================================

                               COMCAST CORPORATION
                          1996 FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS

                                     PART I

Item 1    Business...........................................................1
Item 2    Properties........................................................21
Item 3    Legal Proceedings.................................................22
Item 4    Submission of Matters to a Vote of Security Holders...............22
Item 4A   Executive Officers of the Registrant..............................22

                                     PART II

Item 5    Market for the Registrant's Common Equity and
              Related Stockholder Matters...................................24
Item 6    Selected Financial Data...........................................25
Item 7    Management's Discussion and Analysis of
              Financial Condition and Results of Operations.................26
Item 8    Financial Statements and Supplementary Data.......................40
Item 9    Changes in and Disagreements with
              Accountants on Accounting and Financial Disclosure............72

                                    PART III

Item 10   Directors and Executive Officers of the Registrant................72
Item 11   Executive Compensation............................................72
Item 12   Security Ownership of Certain Beneficial
              Owners and Management.........................................72
Item 13   Certain Relationships and Related Transactions....................72

                                     PART IV

Item 14   Exhibits, Financial Statement Schedules and Reports
              on Form 8-K...................................................73
SIGNATURES..................................................................81
                           ___________________________

This Annual Report on Form 10-K for the year ended December 31, 1996, at the time of filing with the Securities and Exchange Commission, modifies and supersedes all prior documents filed pursuant to Sections 13, 14 and 15(d) of the Securities Exchange Act of 1934 for purposes of any offers or sales of any securities after the date of such filing pursuant to any Registration Statement or Prospectus filed pursuant to the Securities Act of 1933 which incorporates by reference this Annual Report.

This Annual Report on Form 10-K contains forward looking statements made pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Readers are cautioned that such forward looking statements involve risks and uncertainties which could significantly affect expected results in the future from those expressed in any such forward looking statements made by, or on behalf of the Company. Certain factors that could cause actual results to differ materially include, without limitation, the effects of legislative and regulatory changes; the potential for increased competition; technological changes; the need to generate substantial growth in the subscriber base by successfully launching, marketing and providing services in identified markets; pricing pressures which could affect demand for the Company's services; the Company's ability to expand its distribution; changes in labor, programming, equipment and capital costs; the Company's continued ability to create or acquire programming and products that customers will find attractive; future acquisitions, strategic partnerships and divestitures; general business and economic conditions; and other risks detailed from time to time in the Company's periodic reports filed with the Securities and Exchange Commission.

                                     PART I

ITEM 1    BUSINESS

Comcast Corporation and its subsidiaries (the "Company") is principally engaged in the development, management and operation of wired and wireless telecommunications and the provision of content (see "Description of the Company's Businesses"). The Company was organized in 1969 under the laws of the Commonwealth of Pennsylvania and has its principal executive offices at 1500 Market Street, Philadelphia, Pennsylvania, 19102-2148, (215) 665-1700.

                  FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

See Note 10 to the Company's consolidated financial statements for information about the Company's operations by industry segment.

                        GENERAL DEVELOPMENTS OF BUSINESS

E! Entertainment

As of December 31, 1996, the Company owned a 10.4% interest in E! Entertainment Television, Inc. ("E! Entertainment"), an entertainment programming service that currently is distributed to more than 42 million subscribers. The Company has the right, by virtue of various agreements among the shareholders of E! Entertainment, to purchase an additional 58.4% interest in E! Entertainment from Time Warner, Inc. ("Time Warner") for $321.1 million. In January 1997, the Company and The Walt Disney Company ("Disney") entered into an agreement to form a new limited liability company ("Newco") that will be owned 50.1% by the Company and 49.9% by Disney. Pursuant to the agreement, the Company will contribute to Newco its 10.4% interest in E! Entertainment, the right to exercise its option to purchase the Time Warner interest and $132.3 million in cash. Disney will contribute to Newco $188.8 million in cash. Newco will use the cash contributed by the Company and Disney to purchase the Time Warner interest. Following such purchase, Newco will own a 68.8% interest in E! Entertainment. To fund the cash portion of its contribution, the Company will borrow $132.3 million from Disney in the form of two 10-year, 7% notes. These transactions are expected to close in the first quarter of 1997, subject to regulatory approval and certain other conditions.

Scripps Cable

In November 1996, the Company acquired the cable television operations ("Scripps Cable") of The E.W. Scripps Company in exchange for 93.048 million shares of the Company's Class A Special Common Stock, par value $1.00 per share (the "Class A Special Common Stock"), valued at $1.552 billion (the "Scripps Acquisition"). Scripps Cable passed more than 1.3 million homes and served more than 800,000 subscribers as of December 31, 1996, with 60% of its subscribers located in Sacramento, California and Chattanooga and Knoxville, Tennessee. The Company has accounted for the Scripps Acquisition under the purchase method and Scripps Cable was consolidated with the Company effective November 1, 1996.

Comcast-Spectacor

In July 1996, the Company completed its acquisition (the "Sports Venture Acquisition") of a 66% interest in the Philadelphia Flyers Limited Partnership, a Pennsylvania limited partnership ("PFLP"), the assets of which, after giving effect to the Sports Venture Acquisition, consist of (i) the National Basketball Association ("NBA") franchise to own and operate the Philadelphia 76ers basketball team and related assets (the "Sixers"), (ii) the National Hockey League ("NHL") franchise to own and operate the Philadelphia Flyers hockey team and related assets, and (iii) two adjacent arenas, leasehold interests in and development rights related to the land underlying the arenas and other adjacent parcels of land located in Philadelphia, Pennsylvania (collectively, the "Arenas"). Concurrent with the completion of the Sports Venture Acquisition, PFLP was renamed Comcast Spectacor, L.P. ("Comcast-Spectacor").

The Sports Venture  Acquisition  was completed in two steps.  In April 1996, the
Company purchased the Sixers for $125.0 million in cash plus assumed net liabilities of $11.0 million through a partnership controlled by the Company. To complete the Sports Venture Acquisition, in July 1996, the Company contributed its interest in the Sixers, exchanged approximately 3.5 million shares of the Company's Class A Special Common Stock and 6,370 shares of the Company's newly issued 5% Series A Convertible Preferred Stock (the "Preferred Stock"), and paid $15.0 million in cash for its current interest in Comcast-Spectacor. The remaining 34% interest in Comcast-Spectacor is owned by a group, including the former majority owner of PFLP, who also manages Comcast-Spectacor. In connection with the Sports Venture Acquisition, Comcast-Spectacor assumed the outstanding liabilities relating to the Sixers and the Arenas, including a mortgage obligation of $155.0 million. The Company accounts for its interest in Comcast-Spectacor under the equity method.

Sprint Spectrum

The Company, Tele-Communications, Inc. ("TCI"), Cox Communications, Inc. ("Cox," and together with the Company and TCI, the "Cable Parents") and Sprint Corporation ("Sprint," and together with the Cable Parents, the "Parents"), and certain subsidiaries of the Parents (the "Partner Subsidiaries") engage in the wireless communications business through a limited partnership known as "Sprint Spectrum," a development stage enterprise. The Company owns 15% of Sprint Spectrum and accounts for its investment in Sprint Spectrum under the equity method.

Sprint Spectrum was the successful bidder for 29 personal communications services ("PCS") licenses in the auction conducted by the Federal Communications Commission ("FCC") from December 1994 through mid-March 1995. The purchase price for the licenses was $2.11 billion, all of which has been paid to the FCC. In addition, Sprint Spectrum has invested, and may continue to invest, in other entities that hold PCS licenses, may acquire PCS licenses in future FCC auctions or from other license holders and may affiliate with other license holders.

The Partner Subsidiaries have committed to contribute $4.2 billion in cash to Sprint Spectrum through 1999, of which the Company's share is $630.0 million. Of this funding requirement, the Company has made total cash contributions to Sprint Spectrum of $452.8 million through December 31, 1996 and issued a $105.0 million guaranty on a portion of Sprint Spectrum's outstanding debt. The Company anticipates that Sprint Spectrum's capital requirements over the next several years will be significant. Requirements in excess of committed capital are planned to be funded by Sprint Spectrum through external financing, including, but not limited to, vendor financing, bank financing and securities offered to the public. In August 1996, Sprint Spectrum sold $750.0 million principal amount at maturity of Senior Notes and Senior Discount Notes due in 2006 in a public offering. In October 1996, Sprint Spectrum closed three credit agreements which provided $2.0 billion in bank financing and $3.1 billion in vendor financing. The timing of the Company's remaining capital contributions to Sprint Spectrum is dependent upon a number of factors, including Sprint Spectrum's working capital requirements. The Company anticipates funding its remaining capital commitments to Sprint Spectrum through its cash flows from operating activities, its existing cash, cash equivalents, short-term investments and lines of credit or other external financing, or by a combination of these sources.

Repurchase Program

Concurrent with the announcement of the Scripps Acquisition in October 1995, the Company announced that its Board of Directors authorized a market repurchase program (the "Repurchase Program") pursuant to which the Company may purchase, at such times and on such terms as it deems appropriate, up to $500.0 million of its outstanding common stock, subject to certain restrictions and market conditions. During the years ended December 31, 1996 and 1995, the Company repurchased 10.5 million shares and 680,000 shares, respectively, of its common stock for aggregate consideration of $180.0 million and $12.4 million, respectively, pursuant to the Repurchase Program. During January 1997, the Company repurchased an additional 450,000 shares of its common stock for aggregate consideration of $7.6 million. The Repurchase Program will terminate in May 1997.

As part of the Repurchase Program, the Company sold put options on 1.0 million and 3.0 million shares of its Class A Special Common Stock during the years ended December 31, 1996 and 1995, respectively. The put options give the holders the right to require the Company to repurchase such shares at specified prices on specific dates in January through March 1997. As of December 31, 1996, the Company has reclassified $69.6 million, the amount it would be obligated to pay to repurchase such shares upon exercise of the put options, to a temporary equity account in its consolidated balance sheet. The temporary equity related to these shares will be reclassified to additional capital in the first quarter of 1997 upon expiration or settlement of the options.


                     DESCRIPTION OF THE COMPANY'S BUSINESSES

                            WIRED TELECOMMUNICATIONS

Wired telecommunications includes cable and telecommunications services in the United States ("US") and the United Kingdom ("UK") (see "Cable Communications - Company's Systems" and "- UK Activities"). The Company also owns a 50% interest in Garden State Cablevision L.P. ("Garden State"), a cable communications company serving portions of southern New Jersey, and a 16.1% interest in Teleport Communications Group, Inc. ("TCGI"), one of the largest competitive alternative access providers in the US in terms of route miles.

CABLE COMMUNICATIONS

General

A cable communications system receives signals by means of special antennae, microwave relay systems, earth stations and fiber optics. The system amplifies such signals, provides locally originated programs and ancillary services and distributes programs to subscribers through a fiber optic and coaxial cable system.

Cable communications systems generally offer subscribers the signals of all national television networks; local and distant independent, specialty and educational television stations; satellite-delivered non-broadcast channels; locally originated programs; educational programs; audio programming; electronic retailing and public service announcements. In addition, each of the Company's systems offer, for an extra monthly charge, one or more premium services ("Pay Cable") such as Home Box Office(R), Cinemax(R), Showtime(R), The Movie Channel(TM) and Encore(R), which generally offer, without commercial interruption, feature motion pictures, live and taped sporting events, concerts and other special features. Substantially all of the Company's systems offer pay-per-view services, which permit a subscriber to order, for a separate fee, individual feature motion pictures and special event programs. The Company has also started offering or is field testing other cable-based services including cable modems (see "Description of the Company's Businesses - Wired Telecommunications - Online Services"), video games and data transfer.

Cable communications systems are generally constructed and operated under non-exclusive franchises granted by state or local governmental authorities. Franchises typically contain many conditions, such as time limitations on commencement or completion of construction; conditions of service, including number of channels, types of programming and provision of free services to schools and other public institutions; and the maintenance of insurance and indemnity bonds. Cable franchises are subject to the Cable Communications Policy Act of 1984 (the "1984 Cable Act"), the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act," and together with the 1984 Cable Act, the "Cable Acts") and the Telecommunications Act of 1996 (the "1996 Telecom Act"), as well as FCC, state and local regulations (see "Legislation and Regulation").

The Company's franchises typically provide for periodic payment of fees to franchising authorities of 5% of "revenues" (as defined by each franchise agreement), which fees may be passed on to subscribers. Franchises are generally non-transferable without the consent of the governmental authority. Many of the Company's franchises were granted for an initial term of 15 years. Although franchises historically have been renewed and, under the Cable Acts, should continue to be renewed for companies that have provided adequate service and have complied generally with franchise terms, renewal may be more difficult as a result of the 1992 Cable Act and may include less favorable terms and conditions. Furthermore, the governmental authority may choose to award additional franchises to competing companies at any time (see "Competition" and "Legislation and Regulation"). In addition, under the 1996 Telecom Act, certain providers of programming services may be exempt from local franchising requirements.

Company's Systems

The table below sets forth a summary of Homes Passed and Cable Subscriber information for the Company's domestic cable communications systems for the five years ended December 31, 1996:

                                                1996 (5)     1995           1994 (4)     1993       1992
                                                                         (In thousands)
Homes Passed (1)(3)                             6,975        5,570           5,491        4,211      4,154

Cable Subscribers (2)(3)                        4,280        3,407           3,307        2,648      2,583
---------------

     (1) A home is deemed "passed" if it can be connected to the distribution system without further extension of the transmission lines.
     (2) A dwelling with one or more television sets connected to a system is counted as one Cable Subscriber.
     (3) Consists of systems whose financial results are consolidated with those of the Company. Amounts do not include information for the Company's investment in Garden State or in other systems managed by the Company in which the Company has less than a 50% interest. As of December 31, 1996, total Homes Passed and Cable Subscribers for such entities were 331,000 and 227,000, respectively.
     (4) In 1994, the Company acquired the US cable television operations of Maclean Hunter Limited.
     (5)  In 1996, the Company acquired Scripps Cable.

Revenue Sources

The Company's cable communications systems offer varying levels of service, depending primarily on their respective channel capacities. As of December 31, 1996, a majority of the Company's subscribers were served by systems that had the capacity to carry in excess of 60 channels.

Monthly service and equipment rates and related charges vary in accordance with the type of service selected by the subscriber. The Company may receive an additional monthly fee for Pay Cable service, the charge for which varies with the type and level of service selected by the subscriber. Additional charges are often imposed for installation services, commercial subscribers, program guides and other services. The Company also generates revenue from pay-per-view services, advertising sales and commissions from electronic retailing. Subscribers typically pay on a monthly basis and generally may discontinue services at any time (see "Legislation and Regulation").

Programming and Suppliers

The Company generally pays either a monthly fee per subscriber per channel or a percentage of certain revenues for programming. Programming costs increase in the ordinary course of the Company's business as a result of increases in the number of subscribers, expansion of the number of channels provided to customers and contractual rate increases from programming suppliers.

The Company seeks and secures long-term programming contracts with suppliers, some of which provide volume discount pricing structures and/or offer marketing support to the Company. The Company anticipates that future contract renewals will result in programming costs exceeding current levels, particularly for sports programming.

National manufacturers are the primary sources of supplies, equipment and materials utilized in the construction, rebuild and upgrade of the Company's cable communications systems. Construction, rebuild and upgrade costs for these systems have increased during recent years and are expected to continue to increase as a result of the need to construct increasingly complex systems, overall demand for labor and other factors.

The Company anticipates that its programming and construction, rebuild and upgrade costs will be significant in future periods. The amount of such costs will depend on numerous factors, many of which are beyond the Company's control. These factors include the effects of competition, whether a particular system has sufficient capacity to handle new product offerings including the offering of communications services, whether and to what extent the Company will be able to recover its investment under FCC rate guidelines and other factors, and whether the Company acquires additional systems in need of upgrading or rebuilding. Increases in such costs may be significant to the Company's financial position, results of operations and liquidity.

UK Activities

The Company beneficially owns a 25.7% equity interest and controls 77.6% of the total voting power of Comcast UK Cable Partners Limited, a consolidated subsidiary of the Company ("Comcast UK Cable"). As of December 31, 1996, Comcast UK Cable has equity interests in four operating companies (the "UK Operating Companies"): Birmingham Cable Corporation Limited ("Birmingham Cable"), in which Comcast UK Cable owns a 27.5% interest, Cable London PLC ("Cable London"), in which Comcast UK Cable owns a 50.0% interest, Cambridge Holding Company Limited ("Cambridge Cable"), in which Comcast UK Cable owns a 100.0% interest, and two companies holding the franchises for Darlington and Teesside, England ("Teesside"), in which Comcast UK Cable owns a 100.0% interest. The UK Operating Companies hold exclusive cable television licenses and non-exclusive telecommunications licenses and provide integrated cable television, residential telephony and business telecommunications services to subscribers in their respective franchise areas. When build-out of the UK Operating Companies' systems is complete, these systems will have the potential to serve over 1.6 million homes and the businesses within their franchise areas.

Based on closed and announced transactions, it is apparent that the UK cable and telecommunications industries are undergoing a significant consolidation, which trend the Company expects to continue in the coming months. The Company has engaged an investment advisor to assist it in evaluating the current state of the UK marketplace, the position of other participants and its alternatives with respect to Comcast UK Cable. There can be no assurance that the Company will take any action, or in what time frame any such action, if undertaken, might be accomplished.

UK Operating Companies' Systems

The  table  below  sets  forth  Homes  Passed,  Telephony  Subscriber  and Cable
Subscriber information for the UK Operating Companies' cable communications systems for the five years ended December 31, 1996:

                                                1996         1995           1994         1993       1992
                                                                         (In thousands)
Homes Passed (1) (2)
Birmingham Cable                                  374          292             227          156        104
Cable London                                      312          246             171          121         78
Cambridge Cable                                   188          151             115           75         36
Teesside                                          100           40

Telephony Subscribers (2) (3)
Birmingham Cable                                  108           83              59           36         23
Cable London                                       60           41              32           18         12
Cambridge Cable                                    58           44              34           12
Teesside                                           50           20

Cable Subscribers (2) (4)
Birmingham Cable                                  111           88              73           55         35
Cable London                                       67           52              42           30         20
Cambridge Cable                                    45           36              30           16          6
Teesside                                           30           14

(1) A home is deemed "passed" if it can be connected to the distribution system without further extension of the transmission lines.
(2) Homes Passed, Telephony Subscribers and Cable Subscribers have not been adjusted for the Company's proportionate ownership interests in the respective UK Operating Companies.
(3) A dwelling with one or more telephone lines connected to a system is counted as one Telephony Subscriber.
(4) A dwelling with one or more television sets connected to a system is counted as one Cable Subscriber.

Competition

Cable communications systems face competition from alternative methods of receiving and distributing television signals and from other sources of news, information and entertainment such as off-air television broadcast programming, newspapers, movie theaters, live sporting events, interactive online computer services and home video products, including videotape cassette recorders. The extent to which a cable communications system is competitive depends, in part, upon the cable system's ability to provide, at a reasonable price to consumers, a greater variety of programming and other communications services than are available off-air or through other alternative delivery sources (see "Legislation and Regulation") and upon superior technical performance and customer service.

The 1996 Telecom Act makes it easier for local exchange telephone companies ("LECs") and others to provide a wide variety of video services competitive with services provided by cable systems and to provide cable services directly to subscribers (see "Legislation and Regulation - The 1996 Telecom Act"). Various LECs currently are providing video services within and outside their telephone service areas through a variety of distribution methods, including both the deployment of broadband wire facilities and the use of wireless transmission facilities. Cable systems could be placed at a competitive disadvantage if the delivery of video services by LECs becomes widespread since LECs are not required, under certain circumstances, to obtain local franchises to deliver such video services or to comply with the variety of obligations imposed upon cable systems under such franchises (see "Legislation and Regulation"). Issues of cross-subsidization by LECs of video and telephony services also pose strategic disadvantages for cable operators seeking to compete with LECs which provide video services. The Company cannot predict the likelihood of success of video service ventures by LECs or the impact on the Company of such competitive ventures.

Cable communications systems generally operate pursuant to franchises granted on a non-exclusive basis. The 1992 Cable Act prohibits franchising authorities from unreasonably denying requests for additional franchises and permits franchising authorities to operate cable systems (see "Legislation and Regulation").
Well-financed businesses from outside the cable industry (such as public utilities that own certain of the poles on which cable is attached) may become competitors for franchises or providers of competing services (see "Legislation and Regulation - The 1996 Telecom Act"). Competition from other video service providers exists in the areas served by the Company. In addition, LECs in various states either have announced plans, obtained local franchise authorizations or are currently competing with the Company's cable communications systems in various areas.

The  availability  of  reasonably-priced  home  satellite  dish  earth  stations
("HSDs") enables individual households to receive many of the satellite-delivered program services formerly available only to cable subscribers. Furthermore, the 1992 Cable Act contains provisions, which the FCC has implemented with regulations, to enhance the ability of cable competitors to purchase and make available to HSD owners certain satellite-delivered cable programming at competitive costs. The 1996 Telecom Act and FCC regulations implementing that law preempt certain local restrictions on the use of HSDs and roof-top antennae to receive satellite programming and over-the-air broadcasting services (see "Legislation and Regulation - The 1996 Telecom Act").

Cable operators face additional competition from private satellite master antenna television ("SMATV") systems that serve condominiums, apartment and office complexes and private residential developments. The 1996 Telecom Act broadens the definition of SMATV systems not subject to regulation as a franchised cable communications service. SMATV systems offer both improved reception of local television stations and many of the same satellite-delivered programming services offered by franchised cable communications systems. SMATV operators often enter into exclusive agreements with building owners or homeowners' associations, although some states have enacted laws to provide franchised cable systems access to such private complexes, and the 1984 Cable Act gives a franchised cable operator the right to use existing compatible easements within its franchise area under certain circumstances. These laws have been challenged in the courts with varying results. In addition, some companies are developing and/or offering packages of telephony, data and video services to these private residential and commercial developments. The ability of the Company to compete for subscribers in residential and commercial developments served by SMATV operators is uncertain.

The FCC and Congress have adopted policies providing a more favorable operating environment for new and existing technologies that provide, or have the potential to provide, substantial competition to cable systems. These technologies include, among others, the direct broadcast satellite ("DBS") service whereby signals are transmitted by satellite to receiving facilities located on customer premises. Programming is currently available to the owners of HSDs through conventional, medium and high-powered satellites. In 1990, Primestar Partners, L.P. ("Primestar"), a consortium comprised of cable operators, including the Company and a satellite company, commenced operation of a medium-power DBS satellite system using the Ku portion of the frequency spectrum and currently provides service consisting of approximately 95 channels of programming, including broadcast signals and pay-per-view services (see "Wireless Telecommunications - DBS Operations"). In January 1997, Primestar launched a replacement medium-power DBS satellite which will enable it to increase its capacity to approximately 160 channels. In addition, through one of its owners which is also a Primestar affiliate, Primestar has obtained the right to provide service over a high-power DBS satellite and, using video compression technology, intends initially to offer approximately 70 channels of video programming in the future. This programming is intended to be offered to existing cable subscribers as an addition to their cable service. DirecTV, which includes AT&T Corp. as an investor, began offering nationwide high-power DBS service in 1994 accompanied by extensive marketing efforts. Several other major companies, including EchoStar Communications Corporation ("EchoStar") and American Sky Broadcasting ("ASkyB"), a joint venture between MCI Telecommunications Corporation and News Corp., have begun offering or are currently developing high-power DBS services. EchoStar has already commenced its domestic DBS service and offers approximately 120 channels of video programming. ASkyB is constructing satellites that reportedly, when operational, will provide approximately 200 channels of DBS service in the US. The recently announced plans of News Corp. to purchase an interest in EchoStar may, if consummated, create a more significant competitor to cable and DBS service providers, including the Company.

DBS systems are expected to use video compression technology to increase the channel capacity of their systems to provide movies, broadcast stations and other program services comparable to those of cable systems. Digital satellite service ("DSS") offered by DBS systems currently has certain advantages over cable systems with respect to programming capacity and digital quality, as well as certain current disadvantages that include high up-front customer equipment costs and a lack of local programming, local service and equipment distribution. While DSS presents a competitive threat to cable, the Company currently is increasing channel capacity in many of its systems and upgrading its local customer service and technical support. The Company is currently in the process of implementing ten regional customer service call centers. As of December 31, 1996, three of these call centers were in operation, servicing more than 950,000 subscribers. These upgrades will enable the Company to introduce new premium channels, pay-per-view programming, interactive computer-based services and other communications services in order to enhance its ability to compete.

Cable communications systems also compete with wireless program distribution services such as multichannel, multipoint distribution service ("MMDS") which use low-power microwave frequencies to transmit video programming over-the-air to subscribers. There are MMDS operators who are authorized to provide or are providing broadcast and satellite programming to subscribers in areas served by the Company's cable systems. Several Regional Bell Operating Companies ("BOCs") have acquired significant interests in major MMDS companies operating in certain of the Company's cable service areas. Recent public announcements by Bell Atlantic Corporation ("Bell Atlantic"), a BOC operating in the northeastern US, indicate that plans to compete with the Company through the use of MMDS technology may be revised. Additionally, the FCC recently adopted new regulations allocating frequencies in the 28-GHz band for a new multichannel wireless video service similar to MMDS. The Company is unable to predict whether wireless video services will have a material impact on its operations.

Other new technologies, including internet-based services, may become competitive with services that cable communications systems can offer. The FCC has authorized television broadcast stations to transmit textual and graphic information useful both to consumers and businesses. The FCC also permits commercial and non-commercial FM stations to use their subcarrier frequencies to provide non-broadcast services including data transmissions. The FCC established an over-the-air Interactive Video and Data Service that will permit two-way interaction with commercial and educational programming along with informational and data services. LECs and other common carriers also provide facilities for the transmission and distribution to homes and businesses of interactive computer-based services, including the Internet, as well as data and other non-video services. The FCC has conducted spectrum auctions for licenses to provide PCS. PCS will enable license holders, including cable operators, to provide voice and data services (see "Wireless Telecommunications - Cellular Telephone Communications - Competition").

Advances in communications technology as well as changes in the marketplace and the regulatory and legislative environment are constantly occurring. Thus, it is not possible to predict the effect that ongoing or future developments might have on the cable communications industry or on the operations of the Company.

Legislation and Regulation

The Cable Acts and the 1996 Telecom Act amended the Communications Act of 1934 (as amended, the "Communications Act") and established a national policy to guide the development and regulation of cable systems. The FCC and state regulatory agencies are required to conduct numerous rulemaking and regulatory proceedings to implement the 1996 Telecom Act, and such proceedings may materially affect the cable communications industry. The following is a summary of federal laws and regulations materially affecting the growth and operation of the cable communications industry and a description of certain state and local laws.

The 1996 Telecom Act. The 1996 Telecom Act, the most comprehensive reform of the nation's telecommunications laws since the Communications Act, became effective in February 1996. Although the long-term goal of this act is to promote competition and decrease regulation of these industries, in the short-term, the law delegates to the FCC (and in some cases the states) broad new rulemaking authority. The 1996 Telecom Act deregulates rates for cable programming service tiers ("CPSTs") in March 1999 for large Multiple System Operators ("MSOs"), such as the Company, and immediately for certain small operators. Deregulation will occur sooner for systems in markets where comparable video services, other than DBS, are offered by the LECs, or their affiliates, or by third parties utilizing the LECs' facilities or where "effective competition" is established under the 1992 Cable Act. The 1996 Telecom Act also modifies the uniform rate provisions of the 1992 Cable Act by prohibiting regulation of non-predatory, bulk discount rates offered to subscribers in commercial and residential developments and permits regulated equipment rates to be computed by aggregating costs of broad categories of equipment at the franchise, system, regional or company level. The 1996 Telecom Act eliminates the right of individual subscribers to file rate complaints with the FCC concerning certain CPSTs and requires the FCC to issue a final order within 90 days after receipt of CPST rate complaints filed by any franchising authority. The 1996 Telecom Act also modifies the existing statutory provisions governing cable system technical standards, equipment compatibility, subscriber notice requirements and program access, permits certain operators to include losses incurred prior to September 1992 in setting regulated rates and repeals the three-year anti-trafficking prohibition adopted in the 1992 Cable Act. FCC regulations implementing the 1996 Telecom Act preempt certain local restrictions on satellite and over-the-air antenna reception of video programming services, including zoning, land-use or building regulations, or any private covenant, homeowners' association rule or similar restriction on property within the exclusive use or control of the antenna user.

The 1996 Telecom Act eliminates the requirement that LECs obtain FCC approval under Section 214 of the Communications Act before providing video services in their telephone service areas and removes the statutory telephone company/cable television cross-ownership prohibition, thereby allowing LECs to offer video services in their telephone service areas. LECs may provide service as traditional cable operators with local franchises or they may opt to provide their programming over unfranchised "open video systems," subject to certain conditions, including, but not limited to, setting aside a portion of their channel capacity for use by unaffiliated program distributors and satisfying certain other requirements. Under limited circumstances, cable operators also may elect to offer services through open video systems. The 1996 Telecom Act also prohibits a LEC from acquiring a cable operator in its telephone service area except in limited circumstances. The 1996 Telecom Act removes barriers to entry in the local telephone exchange market by preempting state and local laws that restrict competition and by requiring all LECs to provide nondiscriminatory access and interconnection to potential competitors, such as cable operators, wireless telecommunications providers and long distance companies (see "Wireless Telecommunications Cellular Telephone Communications - Legislation and Regulation").

The 1996 Telecom Act also contains provisions regulating the content of video programming and computer services. Specifically, the new law prohibits the use of computer services to transmit "indecent" material to minors. Several special three-judge federal district courts have issued preliminary injunctions enjoining the enforcement of these provisions as unconstitutional to the extent they regulate the transmission of indecent material. The US Supreme Court recently announced that it would review one of these decisions. In accordance with the 1996 Telecom Act, the television industry recently adopted a voluntary ratings system for violent and indecent video programming. The 1996 Telecom Act also requires all new television sets to contain a so-called "V-chip" capable of blocking all programs with a given rating.

Rate Regulation. The 1992 Cable Act authorized rate regulation for cable communications services and equipment in communities that are not subject to "effective competition," as defined by federal law. Most cable communications systems are now subject to rate regulation for basic cable service and equipment by local officials under the oversight of the FCC, which has prescribed detailed criteria for such rate regulation. The 1992 Cable Act also requires the FCC to resolve complaints about rates for CPSTs (other than programming offered on a per channel or per program basis, which programming is not subject to rate regulation) and to reduce any such rates found to be unreasonable. The 1996 Telecom Act provides for rate deregulation of CPSTs by March 1999 (see "The 1996 Telecom Act").

FCC regulations, which became effective in September 1993, govern rates that may be charged to subscribers for basic cable service and certain CPSTs (together, the "Regulated Services"). The FCC uses a benchmark methodology as the principal method of regulating rates for Regulated Services. Cable operators are also permitted to justify rates using a cost-of-service methodology. In 1994, the FCC's benchmark regulations required operators to implement rate reductions for Regulated Services of up to 17% of the rates for such services in effect on September 30, 1992, adjusted for inflation, programming modifications, equipment costs and increases in certain operating costs. In July 1994, the Company reduced rates for Regulated Services in the majority of its cable systems to comply with the FCC's regulations. The FCC has also adopted comprehensive and restrictive regulations allowing operators to modify their regulated rates on a quarterly or annual basis using various methodologies that account for changes in the number of regulated channels, inflation and increases in certain external costs, such as franchise and other governmental fees, copyright and retransmission consent fees, taxes, programming fees and franchise related obligations. The Company cannot predict whether the FCC will modify these "going forward" regulations in the future.

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

Cable operators required to reduce rates may also be required to refund overcharges with interest. Rate reductions will not be required where a cable operator can demonstrate that existing rates for Regulated Services are reasonable using the FCC's cost-of-service rate regulations which require, among other things, the exclusion of 34% of system acquisition costs related to intangible and tangible assets used to provide Regulated Services. The FCC's cost-of-service regulations contain a rebuttable presumption of an industry-wide 11.25% after tax rate of return on an operator's allowable rate base, but the FCC has initiated a further rulemaking in which it proposes to use an operator's actual debt cost and capital structure to determine an operator's cost of capital or rate of return.

The Company has settled the majority of outstanding proceedings challenging its rates charged for regulated cable services. In December 1995, the FCC adopted an order approving a negotiated settlement of rate complaints pending against the Company for CPSTs which provided $6.6 million in refunds, plus interest, given in the form of bill credits during 1996, to 1.3 million of the Company's cable subscribers. As part of the negotiated settlement, the Company agreed to forego certain inflation and external cost adjustments for systems covered by its cost-of-service filings for CPSTs. The Company currently is seeking to justify rates for basic cable services and equipment in certain of its cable systems in the State of Connecticut on the basis of a cost-of-service showing. The State of Connecticut has ordered the Company to reduce such rates and to make refunds to subscribers. The Company has appealed the Connecticut decision to the FCC. Recent pronouncements from the FCC, which generally support the Company's position on appeal, have caused the State of Connecticut to reexamine its prior ruling. While the Company cannot predict the outcome of this action, the Company believes that the ultimate resolution of these pending regulatory matters will not have a material adverse impact on the Company's financial position, results of operations or liquidity.

"Anti-Buy Through" Provisions. The 1992 Cable Act requires cable systems to permit subscribers to purchase video programming offered by the operator on a per channel or a per program basis without the necessity of subscribing to any tier of service, other than the basic cable service tier, unless the system's lack of addressable converter boxes or other technological limitations does not permit it to do so. The statutory exemption for cable systems that do not have the technological capability to offer programming in the manner required by the statute is available until a system obtains such capability, but not later than December 2002. The FCC may waive such time periods, if deemed necessary. Many of the Company's systems do not have the technological capability to offer programming in the manner required by the statute and thus currently are exempt from complying with the requirement.

Must Carry/Retransmission Consent. The 1992 Cable Act contains broadcast signal carriage requirements that allow local commercial television broadcast stations to elect once every three years to require a cable system to carry the station, subject to certain exceptions, or to negotiate for "retransmission consent" to carry the station. A cable system generally is required to devote up to one-third of its activated channel capacity for the carriage of local commercial television stations whether pursuant to the mandatory carriage or retransmission consent requirements of the 1992 Cable Act. Local non-commercial television stations are also given mandatory carriage rights; however, such stations are not given the option to negotiate retransmission consent for the carriage of their signals by cable systems. Additionally, cable systems are required to obtain retransmission consent for all "distant" commercial television stations (except for commercial satellite-delivered independent "superstations" such as WTBS), commercial radio stations and certain low-power television stations carried by such systems after October 1993. The US Supreme Court is currently reviewing the constitutional validity of the 1992 Cable Act's mandatory signal carriage requirements. The Company cannot predict the ultimate outcome of this litigation. Pending action by the US Supreme Court, the mandatory broadcast signal carriage requirements remain in effect.

Designated Channels. The Communications Act permits franchising authorities to require cable operators to set aside certain channels for public, educational and governmental access programming. The 1984 Cable Act also requires a cable system with 36 or more channels to designate a portion of its channel capacity for commercial leased access by third parties to provide programming that may compete with services offered by the cable operator. The FCC has adopted rules regulating: (i) the maximum reasonable rate a cable operator may charge for commercial use of the designated channel capacity; (ii) the terms and conditions for commercial use of such channels; and (iii) the procedures for the expedited resolution of disputes concerning rates or commercial use of the designated channel capacity. The US Supreme Court recently held parts of the 1992 Cable Act regulating "indecent" programming on local access channels to be unconstitutional, but upheld the statutory right of cable operators to prohibit or limit the provision of "indecent" programming on commercial leased access channels.

Franchise Procedures. The 1984 Cable Act affirms the right of franchising authorities (state or local, depending on the practice in individual states) to award one or more franchises within their jurisdictions and prohibits non-grandfathered cable systems from operating without a franchise in such jurisdictions. The 1992 Cable Act encourages competition with existing cable systems by (i) allowing municipalities to operate their own cable systems without franchises; (ii) preventing franchising authorities from granting exclusive franchises or from unreasonably refusing to award additional franchises covering an existing cable system's service area; and (iii) prohibiting (with limited exceptions) the common ownership of cable systems and co-located MMDS or SMATV systems. In January, 1995, the FCC relaxed its restrictions on ownership of SMATV systems to permit a cable operator to acquire SMATV systems in the operator's existing franchise area so long as the programming services provided through the SMATV system are offered according to the terms and conditions of the cable operator's local franchise agreement. The 1996 Telecom Act provides that the cable/SMATV and cable/MMDS cross-ownership rules do not apply in any franchise area where the operator faces "effective competition" as defined by federal law.

The Cable Acts also provide that in granting or renewing franchises, local authorities may establish requirements for cable-related facilities and equipment, but not for video programming or information services other than in broad categories. The Cable Acts limit the payment of franchise fees to 5% of revenues derived from cable operations and permit the cable operator to obtain modification of franchise requirements by the franchise authority or judicial action if warranted by changed circumstances. The Company's franchises typically provide for periodic payment of fees to franchising authorities of 5% of "revenues" (as defined by each franchise agreement), which fees may be passed on to subscribers. The 1996 Telecom Act generally prohibits franchising authorities from (i) imposing requirements in the cable franchising process that require, prohibit or restrict the provision of telecommunications services by an operator, (ii) imposing franchise fees on revenues derived by the operator from providing telecommunications services over its cable system, or (iii) restricting an operator's use of any type of subscriber equipment or transmission technology.

The 1984 Cable Act contains renewal procedures designed to protect incumbent franchisees against arbitrary denials of renewal. The 1992 Cable Act made several changes to the renewal process which could make it easier for a franchising authority to deny renewal. Moreover, even if the franchise is renewed, the franchising authority may seek to impose new and more onerous requirements such as significant upgrades in facilities and services or increased franchise fees as a condition of renewal. Similarly, if a franchising authority's consent is required for the purchase or sale of a cable system or franchise, such authority may attempt to impose more burdensome or onerous franchise requirements in connection with a request for such consent. Historically, franchises have been renewed for cable operators that have provided satisfactory services and have complied with the terms of their franchises. The Company believes that it has generally met the terms of its franchises and has provided quality levels of service. As such, the Company anticipates that its future franchise renewal prospects generally will be favorable.

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

Ownership Limitations. Pursuant to the 1992 Cable Act, the FCC adopted rules prescribing national subscriber limits and limits on the number of channels that can be occupied on a cable system by a video programmer in which the operator has an attributable interest. The effectiveness of these FCC horizontal ownership limits has been stayed because a federal district court found the statutory limitation to be unconstitutional. An appeal of that decision has been consolidated with appeals challenging the FCC's regulatory ownership restrictions and is pending. The 1996 Telecom Act eliminates the statutory prohibition on the common ownership, operation or control of a cable system and a television broadcast station in the same service area and directs the FCC to review its broadcast-cable ownership restrictions to determine if they are necessary in the public interest. Pursuant to the mandate of the 1996 Telecom Act, the FCC eliminated its regulatory restriction on cross-ownership of cable systems and national broadcasting networks.

LEC Ownership of Cable Systems. The 1996 Telecom Act makes far-reaching changes in the regulation of LECs that provide cable services. The new law eliminates federal legal barriers to competition in the local telephone and cable communications businesses, preempts legal barriers to competition that previously existed in state and local laws and regulations, and sets basic standards for relationships between telecommunications providers (see "The 1996 Telecom Act"). The 1996 Telecom Act generally limits acquisitions and prohibits certain joint ventures between LECs and cable operators in the same market. The FCC adopted regulations implementing the 1996 Telecom Act requirement that LECs open their telephone networks to competition by providing competitors interconnection, access to unbundled network elements and retail services at wholesale rates. Numerous parties have appealed these regulations. The appeals have been consolidated and will be reviewed by the US Court of Appeals for the Eighth Circuit, which has stayed the FCC's pricing and nondiscrimination regulations (see "Wireless Telecommunications - Cellular Telephone Communications - Legislation and Regulation"). The ultimate outcome of these rulemakings, and the ultimate impact of the 1996 Telecom Act or any final regulations adopted pursuant to the new law on the Company or its businesses cannot be determined at this time.

Pole Attachment. The Communications Act requires the FCC to regulate the rates, terms and conditions imposed by public utilities for cable systems' use of utility pole and conduit space unless state authorities can demonstrate that they adequately regulate pole attachment rates, as is the case in certain states in which the Company operates. In the absence of state regulation, the FCC administers pole attachment rates on a formula basis. In some cases, utility companies have increased pole attachment fees for cable systems that have installed fiber optic cables and that are using such cables for the distribution of non-video services. The FCC concluded that, in the absence of state regulation, it has jurisdiction to determine whether utility companies have justified their demand for additional rental fees and that the Communications Act does not permit disparate rates based on the type of service provided over the equipment attached to the utility's pole. The 1996 Telecom Act and the FCC's implementing regulations modify the current pole attachment provisions of the Communications Act by immediately permitting certain providers of telecommunications services to rely upon the protections of the current law and by requiring that utilities provide cable systems and telecommunications carriers with nondiscriminatory access to any pole, conduit or right-of-way controlled by the utility. Additionally, within two years of enactment of the 1996 Telecom Act, the FCC is required to adopt new regulations to govern the charges for pole attachments used by companies providing telecommunications services, including cable operators. These new pole attachment rate regulations will become effective five years after enactment of the 1996 Telecom Act, and any increase in attachment rates resulting from the FCC's new regulations will be phased in equal annual increments over a period of five years beginning on the effective date of the new FCC regulations.

Other Statutory Provisions. The 1992 Cable Act, the 1996 Telecom Act and FCC regulations preclude any satellite video programmer affiliated with a cable company, or with a common carrier providing video programming directly to its subscribers, from favoring an affiliated company over competitors and requires such programmers to sell their programming to other multichannel video distributors. These provisions limit the ability of program suppliers affiliated with cable companies or with common carriers providing satellite delivered video programming directly to their subscribers to offer exclusive programming arrangements to their affiliates. The Communications Act also includes provisions, among others, concerning horizontal and vertical ownership of cable systems, customer service, subscriber privacy, marketing practices, equal employment opportunity, obscene or indecent programming, regulation of technical standards and equipment compatibility.

Other FCC Regulations. The FCC has numerous rulemaking proceedings pending that will implement various provisions of the 1996 Telecom Act; it also has adopted regulations implementing various provisions of the 1992 Cable Act and the 1996 Telecom Act that are the subject of petitions requesting reconsideration of various aspects of its rulemaking proceedings. In addition to the FCC regulations noted above, there are other FCC regulations covering such areas as equal employment opportunity, syndicated program exclusivity, network program non-duplication, registration of cable systems, maintenance of various records and public inspection files, microwave frequency usage, lockbox availability, origination cablecasting and sponsorship identification, antenna structure notification, marking and lighting, carriage of local sports broadcast programming, application of rules governing political broadcasts, limitations on advertising contained in non-broadcast children's programming, consumer protection and customer service, ownership of home wiring, indecent programming, programmer access to cable systems, programming agreements, technical standards, consumer electronics equipment compatibility and DBS implementation. The FCC has the authority to enforce its regulations through the imposition of substantial fines, the issuance of cease and desist orders and/or the imposition of other administrative sanctions, such as the revocation of FCC licenses needed to operate certain transmission facilities often used in connection with cable operations.

Other bills and administrative proposals pertaining to cable communications have previously been introduced in Congress or considered by other governmental bodies over the past several years. It is probable that further attempts will be made by Congress and other governmental bodies relating to the regulation of communications services.

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

Cable operators distribute programming and advertising that use music controlled by the two major music performing rights organizations, ASCAP and BMI. In October 1989, the special rate court of the US District Court for the Southern District of New York imposed interim rates on the cable industry's use of ASCAP-controlled music. The same federal district court recently established a special rate court for BMI. BMI and cable industry representatives recently concluded negotiations for a standard licensing agreement covering the performance of BMI music contained in advertising and other information inserted by operators into cable programming and on certain local access and origination channels carried on cable systems. The Company's settlement with BMI did not have a significant impact on the Company's financial position, results of operations or liquidity. ASCAP and cable industry representatives have met to discuss the development of a standard licensing agreement covering ASCAP-controlled music in local origination and access channels and pay-per-view programming. Although the Company cannot predict the ultimate outcome of these industry negotiations or the amount of any license fees it may be required to pay for past and future use of ASCAP-controlled music, it does not believe such license fees will be significant to the Company's financial position, results of operations or liquidity.

State and Local Regulation. Because a cable communications system uses local streets and rights-of-way, cable systems are subject to state and local regulation, typically imposed through the franchising process. Cable communications systems generally are operated pursuant to non-exclusive franchises, permits or licenses granted by a municipality or other state or local government entity. Franchises generally are granted for fixed terms and in many cases are terminable if the franchisee fails to comply with material provisions. The terms and conditions of franchises vary materially from jurisdiction to jurisdiction. Each franchise generally contains provisions governing cable service rates, franchise fees, franchise term, system construction and maintenance obligations, system channel capacity, design and technical performance, customer service standards, franchise renewal, sale or transfer of the franchise, territory of the franchisee, indemnification of the franchising authority, use and occupancy of public streets and types of cable services provided. A number of states subject cable communications systems to the jurisdiction of centralized state governmental agencies, some of which impose regulation of a character similar to that of a public utility.

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

UK Regulation. The operation of a cable television/telephony system in the UK is regulated under both the Broadcasting Act 1990 (the "Broadcasting Act") (which replaced the Cable and Broadcasting Act 1984 (the "UK Cable Act")) and the Telecommunications Act 1984 (the "Telecommunications Act"). The operator of a cable/telephony franchise covering over 1,000 homes must hold two principal licenses: (i) a license (a "cable television license") issued in the past under the UK Cable Act or since 1990 under the Broadcasting Act, which allows the operator to provide cable television services in the franchise area, and (ii) a telecommunications license issued under the Telecommunications Act, which allows the operator to operate and use the physical network necessary to provide cable television and telecommunications services. The Independent Television
Commission ("ITC") is responsible for the licensing and regulation of cable television. The Department of Trade and Industry ("DTI") is responsible for issuing, and the Office of Telecommunications ("OFTEL") is responsible for regulating the holders of, the telecommunications licenses. In addition, an operator is required to hold a license under the Wire- less Telegraphy Acts of 1949-67 for the use of microwave distribution systems. Any system covering 1,000 homes or less requires a telecommunications license but not a cable television license, and a system that covers only one building or two adjacent buildings can operate pursuant to an existing general telecommunications license.

The 1996 Broadcasting Act (the "1996 Act") became law in July 1996. The 1996 Act amends the Broadcasting Act and makes provision for the broadcasting in digital form of television and sound program services and broadcasting in digital form on television. The 1996 Act also addresses rights to televise sporting or other events of national interest. In addition, cable operators must comply with and are entitled to the benefits of the New Roads and Street Works Act 1991, the principal benefit of which is to allow cable operators to "piggy back" their construction on that of local utilities. However, the aggressive build schedules followed by the UK Operating Companies make waiting for local utilities to undertake construction impractical.

The cable television licenses held by the relevant subsidiaries of the UK Operating Companies were issued under the UK Cable Act for 15-year periods. The majority of the UK Operating Companies' cable television licenses have been extended to run for 23 years and are scheduled to expire beginning in late 2012. The telecommunications licenses held by these subsidiaries of the UK Operating Companies are for 23-year periods and are scheduled to expire beginning in late 2012.

ONLINE SERVICES

In December 1996, the Company began marketing high-speed cable modem services in areas served by two of its cable systems. High-speed cable modems are capable of providing access to online information, including the Internet, at much faster speeds than that of conventional or Integrated Service Digital Network ("ISDN") modems. In August 1996, the Company invested in the At Home Corporation ("@Home"), which offers a network that distributes high-speed interactive content over the cable industry's hybrid-fiber coaxial distribution architecture. The Company's @Home package includes a high-speed cable modem; 24-hour-a-day unlimited access to the Internet; electronic mail and chat; an Internet guide designed by @Home, featuring a menu of local community content, in addition to the vast Internet content already available. @Home is owned by the Company, TCI, Cox and Kleiner Perkins Caufield & Byers. The Company expects to expand the marketing of such services in selected cable systems during 1997. The Company anticipates that competition in the online services area will be significant. Competitors in this area include LECs, long distance carriers and others, many of whom have more substantial resources than the Company.

                           WIRELESS TELECOMMUNICATIONS

The Company's wireless telecommunications operations primarily consist of the Company's cellular telephone communications operations. The Company's other wireless telecommunications businesses includes its DBS operations, including the Company's investment in Primestar (see "Wired Telecommunications - Cable Communications - Competition"), and its interest in Sprint Spectrum, which has acquired 29 PCS licenses and is in the process of developing operations to provide telecommunications services (see "General Developments of Business - Sprint Spectrum"). A subsidiary of the Company also was the high bidder on twelve 10-MHz PCS licenses in an auction conducted by the FCC completed in January 1997. In addition, the Company, through a majority owned and consolidated subsidiary, provides directory assistance and other information services to users of wireless telephones in a number of domestic markets.

CELLULAR TELEPHONE COMMUNICATIONS

General

The Company is engaged in the development, management and operation of cellular telephone communications systems in various service areas pursuant to licenses granted by the FCC. Each service area is divided into segments referred to as "cells" equipped with a receiver, signaling equipment and a low-power transmitter. The use of low-power transmitters and the placement of cells close to one another permits re-use of frequencies, thus substantially increasing the volume of calls capable of being handled simultaneously over the number handled by prior generation systems. Each cell has a coverage area generally ranging from one to more than 300 square miles. A cellular telephone system includes one or more computerized central switching facilities known as mobile switching centers ("MSC") which control the automatic transfer of calls, coordinate calls to and from cellular telephones and connect calls to the LEC or to an interexchange carrier. An MSC also records information on system usage and subscriber statistics.

Each cell's facilities monitor the strength of the signal returned from the subscriber's cellular telephone. When the signal strength declines to a predetermined level and the transmission strength is greater at another cell in or interconnected with the system, the MSC automatically and instantaneously passes the mobile user's call in progress to the other cell without disconnecting the call ("hand off"). Interconnection agreements between cellular telephone system operators and various LECs and interexchange carriers establish the manner in which the cellular telephone system integrates with other telecommunications systems.

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

While most MSCs process information digitally, most radio transmission of cellular telephone calls is done on an analog basis. Digital transmission of cellular telephone calls offers advantages, including larger system capacity and the potential for lower incremental costs for additional subscribers. The FCC allows carriers to provide digital service and requires cellular carriers to provide analog service. The Company's implementation of digital radio technology is expected to commence in 1997. It is anticipated that a substantial portion of increased capacity for subsequent traffic and subscriber growth will be accommodated using the lower cost digital technology.

The Company provides services to its cellular telephone subscribers similar to those provided by conventional landline telephone systems, including custom calling features such as call forwarding, call waiting, conference calling, directory assistance and voice mail. The Company is responsible for the quality, pricing and packaging of cellular telephone service for each of the systems it owns or controls.

Reciprocal agreements among cellular telephone system operators allow their respective subscribers ("roamers") to place and receive calls in most service areas throughout the country. Roamers are charged rates which are generally at a premium to the regular service rate. In recent years, cellular carriers have experienced increased fraud associated with roamer service, including Electronic Serial Number ("ESN") cloning. The Company and other carriers have implemented a number of features which have decreased the incidents of fraudulent use of their systems. Among these are Personal Identification Numbers ("PINs"), which are required to be used by a majority of the Company's customers, and the Company's Security Zone feature which restricts customer usage outside of the Company's service areas.

In addition, the Company has implemented authentication and radiofrequency ("RF") fingerprinting technologies which associate ESN/mobile number combinations with particular cellular telephone units. The use of digital radio technology also purportedly will make it more difficult to commit cellular fraud. However, fraudulent use of the Company's systems remains a significant concern.

Company's Systems

The table below sets forth summary information regarding the total population ("Pops") in the markets served by the Company's systems by Metropolitan Statistical Area ("MSA") and Rural Service Area ("RSA") as of December 31, 1996 (in thousands):

      Market                            Ownership         Pops (1)            Net Pops
MSAs:
Atlantic City, NJ                            97%               333                 323
Aurora-Elgin, IL                             82%                48                  39
Joliet, IL                                   84%                36                  30
Long Branch, NJ                             100%               591                 591
New Brunswick, NJ                           100%               703                 703
Philadelphia, PA                            100%             4,894               4,894
Trenton, NJ                                  85%               331                 281
Vineland, NJ                                 95%               139                 132
Wilmington, DE                              100%               618                 618
                                                             -----               -----

                                                             7,693               7,611
                                                             -----               -----

RSAs:
Ocean County, NJ                            100%               471                 471
Kent and Sussex, DE                          50%               257                 129
                                                             -----               -----

                                                               728                 600
                                                             -----               -----

                                                             8,421               8,211
                                                             =====               =====

-----------
(1)  Source: 1997 Rand McNally Commercial Atlas & Marketing Guide

As of December 31, 1996, the Company's consolidated cellular telephone business had 762,000 subscribers in the markets listed above.

Competition

The FCC generally grants two licenses to operate cellular telephone systems in each market. One of the two licenses was initially awarded to a company or group affiliated with the local landline telephone carriers in the market (the "Wireline" license), and the other license was initially awarded to a company, individual, or group not affiliated with any landline telephone carrier (the "Non-Wireline" license). The Company's systems are all Non-Wireline systems and compete directly with the Wireline licensee in each market in attracting and retaining cellular telephone customers and dealers. The Wireline licensee in the Company's principal markets is Cellco Partnership, a joint venture between Bell Atlantic Mobile Systems, Inc. and NYNEX Mobile Communications Co. The Company's principal Wireline competitor has a larger coverage area and may have access to more substantial financial resources than the Company.

In recent years, new mobile telecommunications service providers have entered the market and created additional competition in the wireless telecommunications business. Many of such providers have access to substantial capital resources and operate, or through affiliates operate, cellular telephone systems, bringing significant wireless experience to the new marketplace. Accordingly, while there are only two cellular providers licensed in a given area, new competitors continue to emerge utilizing different frequencies and new technologies. Competition between wireless operators in each market is principally on the basis of services and enhancements offered, technical quality of the system, quality and responsiveness of customer service, price and coverage area.

The most prominent new providers are the PCS operators. PCS is used to describe a variety of digital, wireless communications systems currently primarily suited for use in densely populated areas. At the power levels that the FCC's rules now provide, each cell of a PCS system would have more limited coverage than a cell in a cellular telephone system. The FCC has allocated spectrum and adopted rules for both narrow and broadband PCS services. In 1994, the FCC completed a spectrum auction for nationwide narrowband PCS licenses, undertook the first regional narrowband PCS auction, and began the first auction of broadband PCS spectrum (see "General Developments of Business - Sprint Spectrum"). All of the 30-MHz Major Trading Area ("MTA") licenses for PCS were issued by June 1995 and PCS licensees are required to construct their networks to be capable of covering one third of their service area population within five years of the date of licensing. Winners in the Company's Philadelphia markets were AT&T Wireless Services, Inc. and PhillieCo, L.P., an affiliate of Sprint Spectrum. Broadband PCS service likely will become a direct competitor to cellular service. In September 1996, the FCC granted, through a bidding process, an additional 30-MHz Basic Trading Area ("BTA") PCS license, designated for license to small businesses, rural telephone companies and other entrepreneurs. Additional auctions for 10-MHz blocks of PCS spectrum (including licenses designated for small businesses) were concluded in January 1997. A wholly owned subsidiary of the Company was the high bidder on twelve 10-MHz licenses covering the Philadelphia MTA and the Allentown BTA, with a bid of $17.5 million for these licenses.

Cellular telephone systems, including the Company's systems, also face actual or potential competition from other current and developing technologies. Specialized Mobile Radio ("SMR") systems, such as those used by taxicabs, as well as other forms of mobile communications service, may provide competition in certain markets. SMR systems are permitted by FCC rules to be interconnected to the public switched telephone network and are significantly less expensive to build and operate than cellular telephone systems. SMR systems are, however, licensed to operate on substantially fewer channels per system than cellular telephone systems and currently lack cellular's ability to expand capacity through frequency re-use by using many low-power transmitters and to hand-off calls. Nextel Communications, Inc., in which the Company holds an equity interest, has begun to implement its proposal to use its available SMR spectrum in various metropolitan areas more efficiently to increase capacity and to provide a broad range of mobile radio communications services. This proposal, known as enhanced SMR service, could provide additional competition to existing cellular carriers, including the Company. In 1994, the FCC decided to license SMR systems in the 800-MHz bands for wide-area use, thus increasing potential competition with cellular. The FCC has also decided to license SMR spectrum in contiguous blocks via the competitive bidding process.

One-way paging or beeper services that feature voice message, data services and tones are also available in the Company's markets. These services may provide adequate capacity and sufficient mobile capabilities for some potential cellular subscribers, thus providing additional competition to the Company's systems.

The FCC requires cellular licensees to provide service to resellers of cellular service which purchase cellular service from licensees, usually in the form of blocks of numbers, then resell the service to the public. Thus, a reseller may be both a customer and a competitor of a licensed cellular operator. The FCC currently is seeking comment on whether resellers should be permitted to install separate switching facilities in cellular systems, although it has tentatively concluded not to require such interconnections. The FCC is also considering whether resellers should receive direct assignments of telephone numbers from LECs.

It is likely that the FCC will offer additional spectrum for wireless mobile licenses in the future. Spectrum in the "Wireless Communications Service" is to be auctioned in April 1997. Applicants also have received and others are seeking FCC authorization to construct and operate global satellite networks to provide domestic and international mobile communications services from geostationary and low earth orbit satellites. In addition, the Omnibus Budget Reconciliation Act of 1993 ("1993 Budget Act") provided, among other things, for the release of 200-MHz of Federal government spectrum for commercial use over a fifteen year period. These developments and further technological advances may make available other alternatives to cellular service thereby creating additional sources of competition.

Legislation and Regulation

FCC Regulation. The FCC regulates the licensing, construction, operation and acquisition of cellular telephone systems pursuant to the Communications Act. For licensing purposes, the FCC divided the US into separate markets: 306 MSAs and 428 RSAs. In each market, the allocated cellular frequencies are divided into two blocks: Block A, initially awarded for utilization by Non-Wireline entities such as the Company, and Block B, initially awarded for utilization by affiliates of local exchange Wireline telephone companies. There is no technical or operational difference between Wireline and Non-Wireline systems other than different frequencies.

Under the Communications Act, no party may transfer control of or assign a cellular license without first obtaining FCC consent. FCC rules (i) prohibit an entity controlling one system in a market from holding any interest in the competing cellular system in the market and (ii) prohibit an entity from holding non-controlling interests in more than one system in any market, if the common ownership interests present anti-competitive concerns under FCC policies. Cellular radio licenses generally expire on October 1 of the tenth year following grant of the license in the particular market and are renewable for periods of ten years upon application to the FCC. Licenses may be revoked for cause and license renewal applications denied if the FCC determines that a renewal would not serve the public interest. FCC rules provide that competing renewal applications for cellular licenses will be considered in comparative hearings, and establish the qualifications for competing applications and the standards to be applied in such hearings. Under current policies, the FCC will grant incumbent cellular licensees a "renewal expectancy" if the licensee has provided substantial service to the public, substantially complied with applicable FCC rules and policies and the Communications Act and is otherwise qualified to hold an FCC license. The FCC has granted renewal of the Company's licenses for the Philadelphia, PA, Wilmington, DE and New Brunswick and Long Branch, NJ MSAs. The Company's license for the Trenton, NJ MSA expires in October 1997. The balance of the Company's licenses expire from 1998 through 2006.

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

The Communications Act currently restricts foreign ownership or control over commercial mobile radio licenses, which include cellular radio service licenses. The FCC recently decided to consider the opportunities that other nations provide to US companies in their communications industries as a factor in deciding whether to permit higher levels of indirect foreign ownership in companies controlling common carrier and certain other radio licenses. The 1996 Telecom Act relaxes these restrictions by eliminating the statutory provisions restricting foreign officers and directors in licensees and their parent corporations. In February 1997, the US government entered into a World Trade Organization agreement with respect to telecommunications. Upon its effectiveness, the agreement will require the US, among other things, to afford "national" treatment to foreign investors seeking indirect ownership of commercial mobile radio service ("CMRS") licenses in the US. These changes may permit additional foreign investment and participation in the US wireless marketplace and therefore may enhance competition.

Allegations of harmful effects from the use of hand-held cellular phones have caused the cellular industry to fund additional research to review and update previous studies concerning the safety of the emissions of electromagnetic energy from cellular phones. In August 1996, however, the FCC adopted new standards for evaluating the extent to which wireless facilities will expose both employees and the public to RF radiation. At that time, the FCC determined that state and local regulation of RF radiation from facilities used to provide "personal wireless services," including cellular and PCS, is preempted to the extent the facilities comply with the FCC's RF exposure limits.

The FCC also requires LECs in each market to offer reasonable terms and facilities for the interconnection of both cellular telephone systems in that market to the LECs' landline network. Cellular telephone companies affiliated with the LEC are required to disclose how their systems will interconnect with the landline network. The licensee not affiliated with the LEC has the right to interconnect with the landline network in a manner no less favorable than that of the licensee affiliated with the LEC. In addition, the licensee not affiliated with the LEC may, at its discretion, request reasonable interconnection arrangements that are different than those provided to the affiliated licensee in that market, and the LEC must negotiate such requests in good faith. The FCC reiterated its position on interconnection issues in a declaratory ruling which clarified that LECs are expected to provide, within a reasonable time, the agreed-upon form of interconnection. In June 1996, the FCC adopted a national regulatory framework for implementing the local competition provisions of the 1996 Telecom Act, including adoption of rules delineating interconnection obligations of incumbent LECs ("ILECs"), unbundling requirements for ILEC network elements, requirements for access to local rights-of-way, dialing parity and telephone numbering, and requirements for resale of and non-discriminatory access to ILEC services. In many instances, the FCC left the task of implementing the FCC's regulatory standards to the individual states. Numerous LECs have appealed the FCC's decisions and a judicial determination of the legality of the FCC's interconnection rules is pending at the US Court of Appeals for the Eighth Circuit, which has stayed certain portions of the FCC's new regulations concerning ILEC pricing and nondiscrimination obligations.

Notwithstanding the federal court stay of certain FCC interconnection regulations, a subsidiary of the Company has renegotiated its interconnection contracts with Bell Atlantic pursuant to the 1996 Telecom Act. The agreements, covering Pennsylvania, New Jersey, Delaware and Maryland, provide for the reciprocal transport and termination of CMRS traffic by Bell Atlantic and the Company at substantially reduced rates. These agreements have been submitted to each of the four state public utility commissions for their approval, and have been approved in three of such states. Because the terms of these agreements, including pricing, are similar to agreements already approved by those states, the Company expects to receive regulatory approval by the remaining public utility commission without substantial modification.

To date, the FCC has undertaken significant efforts to reconsider the regulation of CMRS providers in the wake of competitive developments in the telecommunications marketplace. For instance, in June 1996, the FCC eliminated the cellular/PCS cross-ownership rule in favor of a single, generally applicable, CMRS spectrum cap rule. The change permits cellular providers to hold attributable interests in 20-MHz of PCS spectrum (e.g. two 10-MHz licenses) in areas where there is significant service area overlap. The FCC is also considering whether all CMRS providers should provide interconnection to all other CMRS providers. The FCC recently initiated a rulemaking to establish new federal universal service mechanisms. The proceeding will determine the extent to which cellular operators and other wireless and wireline telecommunications service providers will be required to contribute to state and federal universal service funds, as well as their ability to draw universal service support. The FCC also initiated a rulemaking to reform its system of interstate access charges to make it compatible with the 1996 Telecom Act and with federal and state actions to open local networks to competition. The new rules will establish a transition to an access charge structure that more closely reflects the economic costs of accessing landline networks for the termination of long distance calls. Further, the FCC is considering new rules to govern how customer proprietary network information ("CPNI") may be used by telecommunications carriers, including the BOCs, in marketing a broad range of telecommunications services to their customers, and the customers of affiliated companies. Resolution of the issues raised in this proceeding may affect the costs of providing cellular service and the way in which the Company conducts its business. However, the Company does not anticipate that resolution of these issues will result in a significant adverse impact on its financial position, results of operations or liquidity.

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

State Regulation and Local Approvals. Except for the State of Illinois, the states in which the Company presently operates currently do not regulate cellular telephone service. In the 1993 Budget Act, Congress gave the FCC the authority to preempt states from regulating rates or entry into CMRS, including cellular. In the CMRS order, described above, the FCC preempted the states and established a procedure for states to petition the FCC for authority to regulate rates and entry into CMRS. The FCC, to date, has denied all state petitions to regulate the rates charged by CMRS providers.

The scope of the allowable level of state regulation of CMRS, however, remains unclear. The 1993 Budget Act does not identify the "other terms and conditions" of CMRS service that can be regulated by the states. Moreover, the extent to which states may regulate intrastate LEC-CMRS interconnection remains unresolved. The resolution of this issue will impact the extent to which cellular providers will be subject to state regulation of CMRS interconnection to the LECs. The siting of cells also remains subject to state and local jurisdiction although petitions seeking clarification of states' siting authority are currently pending at the FCC.

DBS OPERATIONS

Primestar, in which the Company holds an equity interest (see "Description of the Company's Businesses - Cable Communications - Competition"), provides programming and marketing support to its partners. The Company is also a franchisee of the Primestar DBS service, which is provided to customers via medium-power communications satellite to leased HSDs of approximately three feet in diameter. Through its DBS operations, the Company provided service to approximately 121,000 Primestar subscribers as of December 31, 1996.

                                     CONTENT

Content consists primarily of the Company's 57% ownership interest in QVC, Inc. and its subsidiaries ("QVC"), which is consolidated with and managed by the Company. In addition, Comcast Content and Communication Corporation ("C3") is engaged in the development of content in four distinct areas: development and production of programming for the Company and other media outlets; enhancement of existing and creation of new distribution channels; expansion of transactional services; and acquisitions of programming and media related companies. In the programming sector, C3 assists the Company with its programming investments which include E! Entertainment (see "General
Developments of Business - E! Entertainment"), Viewer's Choice, The Golf Channel, Speedvision, Outdoor Life, Music Choice, Lightspan and the Sunshine Network.

ELECTRONIC RETAILING

General

The Company provides electronic retailing services through QVC, a domestic and international general merchandise retailer. Through its merchandise-focused television programs, QVC sells a wide variety of products directly to consumers. The products are described and demonstrated by program hosts and orders are placed directly with QVC by viewers who call a toll-free telephone number. QVC television programming is produced at its facilities in Pennsylvania and is distributed nationally via satellite to affiliated local cable system operators and other multichannel video programming providers ("Program Carriers") who have entered into carriage agreements (the "Affiliation Agreements") with QVC and who retransmit QVC programming to their subscribers.

QVC Services

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

Process. Viewers place orders to purchase merchandise by calling a toll-free telephone number. QVC uses automatic call distributing equipment to distribute calls to its operators. The majority of all payments for purchases are made with a major credit card or QVC's private label credit card. The accounts receivable from QVC's private label credit card program are purchased (with recourse) and serviced by an unrelated third party. QVC's policy is to ship merchandise promptly from its distribution centers, typically within 24 hours after receipt of an order. QVC offers a return policy which permits customers to return within 30 days any merchandise purchased from QVC for a full refund of the purchase price and original shipping charges.

Primary Channel. QVC's main channel (the "Primary Channel"), is transmitted live 24 hours a day, 7 days a week, to approximately 54 million cable television homes and on a part-time basis to approximately two million additional cable television homes. In addition, the Primary Channel can be received by approximately five million HSD users. The QVC program schedule consists of one-hour and multi-hour program segments. Each program segment has a theme devoted to a particular category of product or lifestyle. From time to time, QVC features special program segments devoted to merchandise associated with a particular celebrity, event, geographical region or seasonal interest.

Q2. QVC's secondary channel ("Q2") broadcasts 24 hours a day, 7 days a week, to approximately nine million cable television homes and on a part-time basis to approximately two million additional cable television homes. In addition, the Q2 service can be received by approximately four million HSD users. In the first half of 1996, the format of Q2 programming was changed to become a faster-paced, news-like format, combining live hosts and edited tape of top products and stories from the Primary Channel.

QVC UK. In October 1993, QVC launched an electronic retailing program service in the UK ("QVC--The Shopping Channel") through a joint venture agreement with British Sky Broadcasting Limited. This service currently reaches over five million cable television and HSD-served homes in the UK.

QVC Germany. In December 1996, QVC launched an electronic retailing programming service in Germany. The service currently reaches over four million cable television and HSD-served homes in Germany.

iQVC. In December 1995, QVC launched its interactive shopping service ("iQVC") on The Microsoft Network ("MSN"), Microsoft Corporation's on-line service. In 1996, iQVC was also made available through the Internet. The iQVC service offers a diverse array of merchandise, available on-line, 24 hours a day, 7 days a week.

QVC Transmission

The QVC signal is transmitted via two exclusive, protected, non-preemptible transponders on communications satellites. Each communications satellite has a number of separate transponders. 'Protected' status means that, in the event of transponder failure, QVC's signal will be transferred to a spare transponder or, if none is available, to a preemptible transponder located on the same satellite or, in certain cases, to a transponder on another satellite owned by the same lessor if one is available at the time of the failure. 'Non-preemptible' status means that the transponder cannot be preempted in favor of a user of a 'protected' transponder that has failed. QVC has never had an interruption in programming due to transponder failure and believes that because it has the exclusive use of two protected, non-preemptible transponders, such interruption is unlikely to occur. There can be no assurance, however, that there will not be an interruption or termination of satellite transmission due to transponder failure. Such interruption or termination could have a material adverse effect on QVC.

Program Carriers

QVC has entered into Affiliation Agreements with Program Carriers to carry its programming. There are generally no additional charges to the subscribers for distribution of QVC. In return for carrying QVC, each Program Carrier receives an allocated portion, based upon market share, of five percent of the net sales of merchandise sold to customers located in the Program Carrier's service area. The terms of most Affiliation Agreements are automatically renewable for one-year terms unless terminated by either party on at least 90 days notice prior to the end of the term. Affiliation Agreements covering most of QVC's cable television homes can be terminated in the sixth year of their respective terms by the Program Carrier unless the Program Carrier earns a specified minimum level of sales commissions. QVC's sales are currently at levels that meet such minimum requirements. The Affiliation Agreements provide for the Program Carrier to broadcast commercials regarding QVC on other channels and to distribute QVC's advertising material to subscribers. As of December 31, 1996, approximately 30% of the total homes reached by QVC were attributable to QVC's Affiliation Agreements with the Company and TCI, the indirect owner of the minority interest in QVC, and their respective subsidiaries.

Renewal of these Affiliation Agreements on favorable terms is dependent upon QVC's ability to negotiate successfully with Program Carriers. QVC competes for cable channels with competitive programming, as well as alternative programming supplied by a variety of other well-established sources, including news, public affairs, entertainment and sports programmers. QVC's business is highly dependent on its affiliation with Program Carriers for the transmission of QVC programming. The loss of a significant number of cable television homes because of termination or non-renewal of Affiliation Agreements would have a material adverse effect on QVC. To induce Program Carriers to enter into or extend Affiliation Agreements or to increase the number of cable television homes under existing Affiliation Agreements, QVC has developed other incentive programs, including various forms of marketing, launch and equipment purchase support. QVC will continue to recruit additional Program Carriers and seek to enlarge its audience.

Legislation and Regulation

The FCC does not directly regulate the content or transmission of programming services like those offered by QVC. The FCC does, however, exercise regulatory authority over the satellites and uplink facilities which transmit programming services such as those provided by QVC. The FCC has granted, subject to periodic reviews, permanent licenses to QVC for its uplink facilities (and for backup equipment of certain of these facilities) at sufficient power levels for transmission of QVC. Regarding the satellites from which QVC obtains transponder capacity, the FCC presently exercises licensing authority but does not regulate the rates, terms or conditions of service provided by these facilities. Pursuant to its residual statutory authority, the FCC could, however, alter the regulatory obligations applicable to satellite service providers.

Competition

QVC operates in a highly competitive environment. As a general merchandise retailer, QVC competes for consumer expenditures and interest with the entire retail industry, including department, discount, warehouse and specialty stores, mail order and other direct sellers, shopping center and mall tenants and conventional free-standing stores, many of which are connected in chain or franchise systems. On television, it is also in competition with other satellite-transmitted programs for channel space and viewer loyalty. QVC believes that, at the present time, most Program Carriers are not willing to devote more than two channels to televised shopping and may allocate only one until digital compression is utilized on a large-scale basis several years in the future. Many systems have limited channel capacity and may be precluded from adding any new programs at the present time. The development and utilization of digital compression is expected to provide Program Carriers with greater channel capacity thereby increasing the opportunity for QVC, in addition to other home shopping programs, to be distributed on additional channels.

Seasonality

QVC's business is seasonal in nature, with its major selling season during the last quarter of the calendar year. Net revenue for the fourth quarter of the year ended December 31, 1996 accounted for 30% of QVC's annual net sales from electronic retailing.

                                    EMPLOYEES

As of December 31, 1996, the Company had 16,400 employees, excluding employees in managed operations. Of these employees, 7,700 were associated with domestic cable communications, 5,500 were associated with electronic retailing and 1,500 were associated with cellular telephone communications. The Company believes that its relationships with its employees are good.

ITEM 2    PROPERTIES

Domestic Cable Communications

The principal physical assets of a cable communications system consist of a central receiving apparatus, distribution cables, converters, regional customer service call centers and local business offices. The Company owns or leases the receiving and distribution equipment of each system and owns or leases parcels of real property for the receiving sites, regional customer service call centers and local business offices. The physical components of cable communications systems require maintenance and periodic upgrading and rebuilding to keep pace with technological advances. A significant number of the Company's systems will be upgraded or rebuilt over the next several years.

Cellular Communications

The principal physical assets of a cellular telephone communications system include cell sites and central switching equipment. The Company primarily leases its sites used for its transmission facilities, retail stores and its administrative offices. The physical components of a cellular telephone communications system require maintenance and upgrading to keep pace with technological advances. It is anticipated that digital capability will be added to the Company's system beginning in 1997.

Electronic Retailing

The principal physical assets of the Company's electronic retailing operations consist of television studios, telecommunications centers, local business offices and various product warehouses and distribution centers. The Company, through QVC, owns the majority of these assets. The physical components of electronic retailing operations require maintenance and periodic upgrading and rebuilding to keep pace with technological advances. QVC's warehousing and distribution facilities will be upgraded or rebuilt over the next several years.

The Company's management believes that substantially all of its physical assets are in good operating condition.

ITEM 3    LEGAL PROCEEDINGS

The Company is not party to litigation which, in the opinion of the Company's management, will have a material adverse effect on the Company's financial position, results of operations or liquidity.

ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At a Special Meeting of Shareholders on November 7, 1996, the shareholders approved the following proposal:

     To issue Comcast Class A Special Common Stock in the Merger of The E.W. Scripps Company with and into the Company.

      Class of Stock              For               Against           Abstain
         Class A               21,215,706            90,737            48,151
         Class B              131,793,750

ITEM 4A   EXECUTIVE OFFICERS OF THE REGISTRANT

The current term of office of each of the officers expires at the first meeting of the Board of Directors of the Company following the next Annual Meeting of Shareholders, presently scheduled to be held in June 1997, or as soon thereafter as each of their successors is duly elected and qualified.

The following table sets forth certain information concerning the principal executive officers of the Company, including their ages, positions and tenure as of February 1, 1997:

                                   Officer
    Name                  Age       Since     Position with the Company

Ralph J. Roberts          76       1969      Chairman of the Board of Directors;
                                             Director

Julian A. Brodsky         63       1969      Vice Chairman of the Board of
                                             Directors; Director

Brian L. Roberts          37       1986      President; Director

Lawrence S. Smith         49       1988      Executive Vice President

John R. Alchin            48       1990      Senior Vice President; Treasurer

Stanley L. Wang           56       1981      Senior Vice President; General
                                             Counsel; Secretary

Ralph J. Roberts has served as a Director and Chairman of the Board of Directors of the Company for more than five years. Mr. Roberts has been the President and a Director of Sural Corporation, a privately-held investment company ("Sural"), the Company's largest shareholder, for more than five years. Mr. Roberts devotes a major portion of his time to the business and affairs of the Company. As of December 31, 1996, the shares of the Company owned by Sural constitute 80.6% of the voting power of the two classes of the Company's voting common stock combined. Mr. Roberts currently has voting control of Sural. Mr. Roberts is also a Director of Comcast UK Cable Partners Limited and Storer Communications, Inc.

Julian A. Brodsky has served as a Director and Vice Chairman of the Board of Directors for more than five years. Mr. Brodsky presently serves as the Treasurer and a Director of Sural. Mr. Brodsky devotes a major portion of his time to the business and affairs of the Company. Mr. Brodsky is also a Director of Comcast UK Cable Partners Limited, Storer Communications, Inc. and RBB Fund, Inc.

Brian L. Roberts has served as President of the Company and as a Director for more than five years. Mr. Roberts presently serves as Vice President and a Director of Sural. Mr. Roberts devotes a major portion of his time to the business and affairs of the Company. Mr. Roberts is also a Director of Teleport Communications Group, Inc., Comcast UK Cable Partners Limited and Storer Communications, Inc. He is a son of Ralph J. Roberts.

Lawrence S. Smith was named Executive Vice President of the Company in December 1995. Prior to that time, Mr. Smith served as Senior Vice President of the Company for more than five years. Mr. Smith is the Principal Accounting Officer of the Company. Mr. Smith is a Director of Teleport Communications Group, Inc. and Comcast UK Cable Partners Limited and is a Partnership Board Representative of Sprint Spectrum Holding Company, L.P.

John R. Alchin has served as Treasurer and Senior Vice President of the Company for more than five years. Mr. Alchin is the Principal Financial Officer of the Company. Mr. Alchin is a Director of Comcast UK Cable Partners Limited.

Stanley L. Wang has served as Senior Vice President, Secretary and General Counsel of the Company for more than five years. Mr. Wang is a Director of Storer Communications, Inc.

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

                                                          Class A
                                                          Special                            Class A
                                                   High               Low             High               Low
1996
  First Quarter..................                 $21  1/16         $17  1/2         $20  5/8          $17  1/4
  Second Quarter.................                  18  3/4           16  1/4          18  7/8           16  5/16
  Third Quarter..................                  18  3/8           13  7/8          18  1/4           13  7/8
  Fourth Quarter.................                  17  7/8           14  5/8          17  3/4           14  1/4

1995
  First Quarter..................                 $16  5/16         $14  9/16        $16  3/8          $14  3/8
  Second Quarter.................                  19  1/16          14               18  7/8           13  3/4
  Third Quarter..................                  22                18  5/8          22  1/8           18  9/16
  Fourth Quarter.................                  20  5/8           16  5/8          20  7/16          16  1/2

The Company began paying quarterly cash dividends on its Class A Common Stock in 1977. Since 1978, the Company has paid equal dividends on shares of both the Class A Common Stock and the Class B Common Stock. Since December 1986, when the Class A Special Common Stock was issued, the Company has paid equal dividends on shares of the Class A Special, Class A and Class B Common Stock. The Company declared dividends of $.0933 for each of the years ended December 31, 1996 and 1995 on shares of Class A Special, Class A and Class B Common Stock. The declaration and payment of future dividends and their amount depend upon the results of operations, financial condition and capital needs of the Company, contractual restrictions of the Company and its subsidiaries and other factors.

The holders of the Class A Special Common Stock are not entitled to vote in the election of directors or otherwise, except where class voting is required by applicable law, in which case, each holder of Class A Special Common Stock shall be entitled to one vote per share. Each holder of Class A Common Stock has one vote per share and each holder of Class B Common Stock has 15 votes per share. Under applicable law, holders of Class A Special Common Stock have voting rights in the event of certain amendments to the Articles of Incorporation and certain mergers and other fundamental corporate changes. In all other instances, including the election of directors, the Class A Common Stock and the Class B Common Stock vote as one class. Neither the holders of Class A Common Stock nor the holders of Class B Common Stock have cumulative voting rights.

As of February 1, 1997, there were 2,672 record holders of the Company's Class A Special Common Stock and 1,793 record holders of the Company's Class A Common Stock. Sural Corporation is the sole record holder of the Company's Class B Common Stock.

ITEM 6        SELECTED FINANCIAL DATA

                                                                      Year Ended December 31,
                                          1996 (1)         1995 (1)          1994 (1)          1993 (6)          1992 (6)
                                                               (Dollars in millions, except per share data)
Statement of Operations Data:

Revenues..............................    $4,038.4         $3,362.9          $1,375.3          $1,338.2           $900.3
Operating income......................       508.9            329.8             239.8             264.9            165.1
Equity in net losses of affiliates....       144.8             86.6              40.9              28.9            104.3
Loss before extraordinary items
  and cumulative effect of
  accounting changes..................       (52.5)           (37.8)            (75.3)            (98.9)          (217.9)
Extraordinary items...................        (1.0)            (6.1)            (11.7)            (17.6)           (52.3)
Cumulative effect of accounting
  changes (2).........................                                                           (742.7)
Net loss..............................       (53.5)           (43.9)            (87.0)           (859.2)          (270.2)
Loss per share before extraordinary
  items and cumulative effect of
  accounting changes (3)..............        (.21)            (.16)             (.32)             (.46)           (1.08)
Extraordinary items per share (3).....                         (.02)             (.05)             (.08)            (.26)
Cumulative effect of accounting
  changes per share (3)...............                                                            (3.47)
Net loss per share (3)................        (.21)            (.18)             (.37)            (4.01)           (1.34)
Cash dividends
  declared per share (3)..............       .0933            .0933             .0933             .0933            .0933

Balance Sheet Data:

At year end:
  Total assets........................    12,088.6          9,580.3           6,763.0           4,948.3          4,271.9
  Working capital (deficiency)........        40.9            531.6             (52.1)            176.6             36.9
  Long-term debt......................     7,102.7          6,943.8           4,810.5           4,154.8          3,973.5
  Stockholders' equity (deficiency)...       551.6           (827.7)           (726.8)           (870.5)          (181.6)

Supplementary Financial Data:

Operating income before
  depreciation and amortization (4)...     1,207.2          1,018.8             576.3             606.4            397.2
Net cash provided by
  operating activities (5)............       799.6            520.7             369.1             345.9            252.3

---------------
(1) See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of events which affect the comparability of the information reflected in the above selected financial data.
(2) Primarily represents the cumulative effect of the adoption of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," effective January 1, 1993.
(3) As adjusted for the Company's three-for-two stock split effective February 2, 1994.
(4) Operating income before depreciation and amortization is commonly referred to in the Company's businesses as "operating cash flow." Operating cash flow is a measure of a company's ability to generate cash to service its obligations, including debt service obligations, and to finance capital and other expenditures. In part due to the capital intensive nature of the Company's businesses and the resulting significant level of non-cash depreciation and amortization expense, operating cash flow is frequently used as one of the bases for comparing businesses in the Company's industries. Operating cash flow does not purport to represent net income or net cash provided by operating activities, as those terms are defined under generally accepted accounting principles, and should not be considered as an alternative to such measurements as an indicator of the Company's performance.
(5) Represents net cash provided by operating activities as presented in the Company's consolidated statement of cash flows.
(6) Comparability of the information presented for the years ended December 31, 1993 and 1992 is affected by the Company's acquisition of AWACS, Inc., the Non-Wireline cellular telephone system serving the Philadelphia MSA, from Metromedia Company in March 1992 and the split-off of Storer
     Communications, Inc. ("Storer") between the Company and Storer's other shareholder in December 1992. Prior to December 1992, the Company had a 50% interest in Storer which was accounted for under the equity method.

ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The Company has experienced significant growth in recent years through both strategic acquisitions and growth in its existing businesses. The Company has historically met its cash needs for operations through its cash flows from operating activities. Cash requirements for acquisitions and capital expenditures have been provided through the Company's financing activities and sales of long-term investments, as well as its existing cash, cash equivalents and short-term investments.

General Developments of Business

E! Entertainment

As of December 31, 1996, the Company owned a 10.4% interest in E! Entertainment Television, Inc. ("E! Entertainment"), an entertainment programming service that currently is distributed to more than 42 million subscribers. The Company has the right, by virtue of various agreements among the shareholders of E! Entertainment, to purchase an additional 58.4% interest in E! Entertainment from Time Warner, Inc. ("Time Warner") for $321.1 million. In January 1997, the Company and The Walt Disney Company ("Disney") entered into an agreement to form a new limited liability company ("Newco") that will be owned 50.1% by the Company and 49.9% by Disney. Pursuant to the agreement, the Company will contribute to Newco its 10.4% interest in E! Entertainment, the right to exercise its option to purchase the Time Warner interest and $132.3 million in cash. Disney will contribute to Newco $188.8 million in cash. Newco will use the cash contributed by the Company and Disney to purchase the Time Warner interest. Following such purchase, Newco will own a 68.8% interest in E! Entertainment. To fund the cash portion of its contribution, the Company will borrow $132.3 million from Disney in the form of two 10-year, 7% notes (the "Disney Notes"). These transactions (collectively, the "E! Acquisition") are expected to close in the first quarter of 1997, subject to regulatory approval and certain other conditions.

Scripps Cable

In November 1996, the Company acquired the cable television operations ("Scripps Cable") of The E.W. Scripps Company in exchange for 93.048 million shares of the Company's Class A Special Common Stock, par value $1.00 per share (the "Class A Special Common Stock"), valued at $1.552 billion (the "Scripps Acquisition"). Scripps Cable passed more than 1.3 million homes and served more than 800,000 subscribers as of December 31, 1996, with 60% of its subscribers located in Sacramento, California and Chattanooga and Knoxville, Tennessee. The Company has accounted for the Scripps Acquisition under the purchase method and Scripps Cable was consolidated with the Company effective November 1, 1996.

Comcast-Spectacor

In July 1996, the Company completed its acquisition (the "Sports Venture Acquisition") of a 66% interest in the Philadelphia Flyers Limited Partnership, a Pennsylvania limited partnership ("PFLP"), the assets of which, after giving effect to the Sports Venture Acquisition, consist of (i) the National Basketball Association ("NBA") franchise to own and operate the Philadelphia 76ers basketball team and related assets (the "Sixers"), (ii) the National Hockey League ("NHL") franchise to own and operate the Philadelphia Flyers hockey team and related assets, and (iii) two adjacent arenas, leasehold interests in and development rights related to the land underlying the arenas and other adjacent parcels of land located in Philadelphia, Pennsylvania (collectively, the "Arenas"). Concurrent with the completion of the Sports Venture Acquisition, PFLP was renamed Comcast Spectacor, L.P. ("Comcast-Spectacor").

The Sports Venture  Acquisition  was completed in two steps.  In April 1996, the
Company purchased the Sixers for $125.0 million in cash plus assumed net liabilities of $11.0 million through a partnership controlled by the Company. To complete the Sports Venture Acquisition, in July 1996, the Company contributed its interest in the Sixers, exchanged approximately 3.5 million shares of the Company's Class A Special Common Stock and 6,370 shares of the Company's newly issued 5% Series A Convertible Preferred Stock (the "Preferred Stock"), and paid $15.0 million in cash for its current interest in Comcast-Spectacor. The remaining 34% interest in Comcast-Spectacor is owned by a group, including the former majority owner of PFLP, who also manages Comcast-Spectacor (the "Minority

Group"). In connection with the Sports Venture Acquisition, Comcast-Spectacor assumed the outstanding liabilities relating to the Sixers and the Arenas, including a mortgage obligation of $155.0 million. The Company accounts for its interest in Comcast-Spectacor under the equity method.

Sprint Spectrum

The Company, Tele-Communications, Inc. ("TCI"), Cox Communications, Inc. ("Cox," and together with the Company and TCI, the "Cable Parents") and Sprint Corporation ("Sprint," and together with the Cable Parents, the "Parents"), and certain subsidiaries of the Parents (the "Partner Subsidiaries") engage in the wireless communications business through a limited partnership known as "Sprint Spectrum," a development stage enterprise. The Company owns 15% of Sprint Spectrum and accounts for its investment in Sprint Spectrum under the equity method.

Sprint Spectrum was the successful bidder for 29 personal communications services ("PCS") licenses in the auction conducted by the Federal Communications Commission ("FCC") from December 1994 through mid-March 1995. The purchase price for the licenses was $2.11 billion, all of which has been paid to the FCC. In addition, Sprint Spectrum has invested, and may continue to invest, in other entities that hold PCS licenses, may acquire PCS licenses in future FCC auctions or from other license holders and may affiliate with other license holders.

Repurchase Program

Concurrent with the announcement of the Scripps Acquisition in October 1995, the Company announced that its Board of Directors authorized a market repurchase program (the "Repurchase Program") pursuant to which the Company may purchase, at such times and on such terms as it deems appropriate, up to $500.0 million of its outstanding common stock, subject to certain restrictions and market conditions. During the years ended December 31, 1996 and 1995, the Company repurchased 10.5 million shares and 680,000 shares, respectively, of its common stock for aggregate consideration of $180.0 million and $12.4 million, respectively, pursuant to the Repurchase Program. During January 1997, the Company repurchased an additional 450,000 shares of its common stock for aggregate consideration of $7.6 million. The Repurchase Program will terminate in May 1997.

QVC

In February 1995, the Company and TCI acquired all of the outstanding stock of QVC, Inc. and its subsidiaries ("QVC") not previously owned by them (approximately 65% of such shares on a fully diluted basis) for $46, in cash, per share (the "QVC Acquisition"), representing a total cost of approximately $1.4 billion. The QVC Acquisition, including the exercise of certain warrants held by the Company, was financed with cash contributions from the Company and TCI of $296.3 million and $6.6 million, respectively, borrowings of $1.1 billion under a $1.2 billion QVC credit facility and existing cash and cash equivalents held by QVC. Following the acquisition, the Company and TCI owned, through their respective subsidiaries, 57.45% and 42.55%, respectively, of QVC. The Company, through a management agreement, is responsible for the day to day operations of QVC. The Company has accounted for the QVC Acquisition under the purchase method and QVC was consolidated with the Company effective February 1, 1995.

Maclean Hunter

In December 1994, the Company, through Comcast MHCP Holdings, L.L.C. (the "LLC"), acquired the US cable television and alternate access operations of Maclean Hunter Limited ("Maclean Hunter") from Rogers Communications Inc. and all of the outstanding shares of Barden Communications, Inc. (collectively, such acquisitions are referred to as the "Maclean Hunter Acquisition") for approximately $1.2 billion in cash. The Company and the California Public Employees' Retirement System ("CalPERS") invested $305.6 million and $250.0 million, respectively, in the LLC, which is owned 55% by a wholly owned subsidiary of the Company and 45% by CalPERS, and is managed by the Company. The balance of the Maclean Hunter Acquisition was financed through borrowings under a credit facility of a wholly owned subsidiary of the LLC. The Company has accounted for the Maclean Hunter Acquisition under the purchase method and Maclean Hunter was consolidated with the Company effective December 22, 1994.

                           -------------------------

Liquidity and Capital Resources

Cash, Cash Equivalents and Short-term Investments

The Company has traditionally maintained significant levels of cash, cash equivalents and short-term investments to meet its short-term liquidity requirements. Cash, cash equivalents and short-term investments as of December 31, 1996 and 1995 were $539.6 million and $910.1 million, respectively. As of December 31, 1996, $376.8 million of the Company's cash, cash equivalents and short-term investments is restricted to use by subsidiaries of the Company under contractual or other arrangements, including $213.7 million which is restricted to use by Comcast UK Cable Partners Limited ("Comcast UK Cable"), a consolidated subsidiary of the Company.

The Company's cash equivalents and short-term investments are recorded at cost which approximates their fair value. As of December 31, 1996, the Company's short-term investments of $208.3 million include 1.27 million shares of Time Warner common stock recorded at fair value of $47.4 million (see "Investments"). The remaining short-term investments, of $160.9 million, had a weighted average maturity of approximately 10 months.

Accounts Receivable - Electronic Retailing

The Company has an agreement with an unrelated third party which provides for the sale and servicing of accounts receivable relating to the Company's electronic retailing operations. The Company sold accounts receivable at face value of $687.0 million and $530.2 million under this agreement in 1996 and 1995, respectively. The Company remains obligated to repurchase uncollectible accounts pursuant to the recourse provisions of the agreement and is required to maintain a specified percentage of all outstanding receivables under the program as a deposit with the third party to secure its obligations under the agreement.

The uncollected balance of accounts receivable sold under this program was $317.7 million and $283.1 million as of December 31, 1996 and 1995, respectively, of which $284.5 million and $234.5 million, respectively, represent deposits under the agreement, that are included in accounts receivable. Total recorded reserves relating to the possible repurchase of uncollectible accounts was $73.2 million and $71.6 million as of December 31, 1996 and 1995, respectively. The receivables sold under the program are considered, for financial reporting purposes, to be financial instruments with off-balance sheet risk. The carrying value of accounts receivable, adjusted for the reserves described above, approximates fair value as of December 31, 1996 and 1995.

Investments

Under the provisions of the Sprint Spectrum partnership agreement, the Partner Subsidiaries have committed to contribute $4.2 billion in cash to Sprint Spectrum through 1999, of which the Company's share is $630.0 million. Of this funding requirement, the Company has made total cash contributions to Sprint Spectrum of $452.8 million through December 31, 1996 and issued a $105.0 million guaranty on a portion of Sprint Spectrum's outstanding debt. The Company anticipates that Sprint Spectrum's capital requirements over the next several years will be significant. Requirements in excess of committed capital are planned to be funded by Sprint Spectrum through external financing, including, but not limited to, vendor financing, bank financing and securities offered to the public. In August 1996, Sprint Spectrum sold $750.0 million principal amount at maturity of Senior Notes and Senior Discount Notes due in 2006 in a public offering. In October 1996, Sprint Spectrum closed three credit agreements which provided $2.0 billion in bank financing and $3.1 billion in vendor financing. The timing of the Company's remaining capital contributions to Sprint Spectrum is dependent upon a number of factors, including Sprint Spectrum's working capital requirements. The Company anticipates funding its remaining capital commitments to Sprint Spectrum through its cash flows from operating activities, its existing cash, cash equivalents, short-term investments and lines of credit or other external financing, or by a combination of these sources.

The Company held 693,000 shares of common stock of Nextel Communications, Inc. ("Nextel") as of December 31, 1995. In February 1996, in connection with certain preemptive rights of the Company under previously existing agreements with Nextel, the Company purchased an additional 8.16 million shares of Nextel common stock at $12.25 per share, for a total cost of $99.9 million. During the years ended December 31, 1996 and 1995, the Company sold 5.6 million shares and 11.3 million shares, respectively, of Nextel common stock for $105.4 million and $212.6 million, respectively, and recognized pre-tax gains of $35.4 million and $36.2 million, respectively, as investment income in its consolidated statement of operations. As of December 31, 1996, the Company held 3.3 million shares of Nextel common stock, classified as long-term investments available for sale. As of December 31, 1996, the Company held options, which expire in September 1997, to acquire an additional 25.0 million shares of Nextel common stock at $16 per share. These options are also classified as long-term investments available for sale. In 1997, the Company sold these options to Nextel for $25.0 million.

The Company received 1.36 million shares of Time Warner common stock (the "Time Warner Stock") in exchange (the "Exchange") for all of the shares of Turner Broadcasting System, Inc. ("TBS") stock (the "TBS Stock") held by the Company as a result of the merger of Time Warner and TBS in October 1996. As a result of the Exchange, the Company recognized a gain of $47.3 million in the fourth quarter of 1996, representing the difference between the Company's historical cost basis in the TBS Stock of $8.9 million and the new basis for the Company's investment in Time Warner Stock of $56.2 million, which was based on the closing price of the Time Warner Stock on the merger date of $41.375 per share. In December 1996 and January 1997, the Company sold 92,500 shares and 1.27 million shares, respectively, of the Time Warner Stock, representing the Company's
entire   interest  in  Time  Warner,   for  $3.7  million  and  $48.6   million,
respectively.

The Company does not have any additional significant contractual commitments with respect to any of its investments. However, to the extent the Company does not fund its investees' capital calls, it exposes itself to dilution of its ownership interests. The Company continually evaluates its existing investments as well as new investment opportunities.

Investment Rights

Beginning in January 1998, the Company has the right to purchase the minority interests in Comcast-Spectacor from the Minority Group for the Minority Group's pro rata portion of the fair market value (on a going concern basis as determined by an appraisal process) of Comcast-Spectacor. The Minority Group also has the right (together with the Company's right, the "Exit Rights") to require the Company to purchase its interests under the same terms. The Company may pay the Minority Group for such interests in shares of the Company's Class A Special Common Stock, subject to certain restrictions. If the Minority Group exercises its Exit Rights and the Company elects not to purchase their interest, the Company and the Minority Group will use their best efforts to sell Comcast-Spectacor.

Assuming consummation of the E! Acquisition, after the 18 month anniversary of the closing date of the E! Acquisition, Disney, in certain circumstances, is entitled to cause Newco to purchase Disney's entire interest in Newco at its then fair market value (as determined by an appraisal process). If Newco elects not to purchase Disney's interests, Disney has the right, at its option, to purchase either the Company's entire interest in Newco or all of the shares of stock of E! Entertainment held by Newco, in each case at fair market value. In the event that Disney exercises its rights, as described above, a portion or all of the Disney Notes may be replaced with a three year note due to Disney.

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

Capital Expenditures

It is anticipated that, during 1997, the Company will incur approximately $1.1 billion of capital expenditures, including $600 million for the upgrading and rebuilding of certain of the Company's cable communications systems, $125 million for the upgrading of QVC's warehousing and distribution facilities, $125 million for the upgrading of the Company's cellular communications systems and $150 million for the build-out of the Company's consolidated United Kingdom ("UK") affiliates' systems. The remaining $100 million of anticipated capital expenditures for 1997 will be utilized for the Company's direct broadcast satellite operations and other initiatives. The amount of such capital expenditures for years subsequent to 1997 will depend on numerous factors, many of which are beyond the Company's control. These factors include whether competition in a particular market necessitates a cable system upgrade, whether a particular cable system has sufficient capacity to handle new product offerings including the offering of cable modem, cable telephony and telecommunications services, whether and to what extent the Company will be able to recover its investment under FCC rate guidelines and other factors, and whether the Company acquires additional cable systems in need of upgrading or rebuilding. The Company, however, anticipates capital expenditures for years subsequent to 1997 will continue to be significant. As of December 31, 1996, the Company does not have any significant contractual obligations for capital expenditures.

UK Industry Consolidation

Based on closed and announced transactions, it is apparent that the UK cable and telecommunications industries are undergoing a significant consolidation, which trend the Company expects to continue in the coming months. The Company has engaged an investment advisor to assist it in evaluating the current state of the UK marketplace, the position of other participants and its alternatives with respect to Comcast UK Cable. There can be no assurance that the Company will take any action, or in what time frame any such action, if undertaken, might be accomplished.

Financing

The Company has historically utilized a strategy of financing its acquisitions through senior debt at the acquired operating subsidiary level. Additional financing has also been obtained by the Company through the issuance of subordinated debt at the intermediate holding company and parent company levels and, to some extent, through public offerings of a subsidiary company's stock and debt instruments. As of December 31, 1996 and 1995, the Company's long-term debt, including current portion, was $7.332 billion and $7.029 billion, respectively, of which 45.2% and 54.0%, respectively, was at variable rates. Maturities of long-term debt outstanding as of December 31, 1996 for the five years commencing in 1997 are $229.5 million, $671.5 million, $462.5 million, $668.1 million and $1.282 billion. As of February 1, 1997, certain subsidiaries of the Company had unused lines of credit of $1.679 billion. The availability and use of these unused lines of credit is restricted by the covenants of the related debt agreements and to subsidiary general purposes and dividend declaration. In addition, of the total unused lines of credit, $625.0 million was established by a subsidiary for debt refinancing. The Company's long-term debt had estimated fair values of $7.323 billion and $7.089 billion as of December 31, 1996 and 1995, respectively. The Company's weighted average interest rate was 7.90%, 8.32% and 7.75% during the years ended December 31, 1996, 1995 and 1994, respectively. The Company continually evaluates its debt structure with the intention of reducing its debt service requirements when desirable.

In November 1995, Comcast UK Cable received net proceeds of $291.1 million from the sale of $517.3 million principal amount at maturity of its 11.20% senior discount debentures due 2007 (the "2007 Discount Debentures"). Interest accretes on the 2007 Discount Debentures at 11.20% per annum, compounded semi-annually from November 15, 1995 to November 15, 2000, after which date interest will be paid in cash on each May 15 and November 15, through November 15, 2007. The net proceeds from the offering are being utilized by Comcast UK Cable for advances and capital contributions to its equity investees and subsidiaries primarily for the build-out of their telecommunications networks in the UK.

As part of the Repurchase Program, the Company sold put options on 1.0 million and 3.0 million shares of its Class A Special Common Stock during the years ended December 31, 1996 and 1995, respectively. The put options give the holders the right to require the Company to repurchase such shares at specified prices on specific dates in January through March 1997. As of December 31, 1996, the Company has reclassified $69.6 million, the amount it would be obligated to pay to repurchase such shares upon exercise of the put options, to a temporary equity account in its consolidated balance sheet. The temporary equity related to these shares will be reclassified to additional capital in the first quarter of 1997 upon expiration or settlement of the options.

On March 27, 1997, the Company announced that its wholly owned subsidiary, Comcast Cellular Holdings Inc. ("Comcast Cellular"), intends to offer approximately $900 million of senior notes (the "Notes") in a private placement. The Notes will be obligations of Comcast Cellular and will not be obligations of, nor guaranteed by, the Company. The interest rate and certain other terms of the Notes have not yet been determined. However, there can be no assurance that acceptable terms will be reached or that the offering will be consummated. Comcast Cellular anticipates using the net proceeds from the offering to redeem or retire existing long-term debt of its subsidiaries.

Interest Rate and Foreign Currency Risk Management

The Company is exposed to market risk including changes in interest rates and foreign currency exchange rates. To manage the volatility relating to these exposures, the Company enters into various derivative transactions pursuant to the Company's policies in areas such as counterparty exposure and hedging practices. Positions are monitored using techniques including market value and sensitivity analyses. The Company does not hold or issue any derivative financial instruments for trading purposes and is not a party to leveraged instruments. The credit risks associated with the Company's derivative financial instruments are controlled through the evaluation and monitoring of the creditworthiness of the counterparties. Although the Company may be exposed to losses in the event of nonperformance by the counterparties, the Company does not expect such losses, if any, to be significant.

The use of interest rate risk management instruments, such as interest rate exchange agreements ("Swaps"), interest rate cap agreements ("Caps") and interest rate collar agreements ("Collars"), is required under the terms of certain of the Company's outstanding debt agreements. The Company's policy is to manage interest costs using a mix of fixed and variable rate debt. Using Swaps, the Company agrees to exchange, at specified intervals, the difference between fixed and variable interest amounts calculated by reference to an agreed-upon notional principal amount. Caps are used to lock in a maximum interest rate should variable rates rise, but enable the Company to otherwise pay lower market rates. Collars limit the Company's exposure to and benefits from interest rate fluctuations on variable rate debt to within a certain range of rates.

The following table summarizes the terms of the Company's existing Swaps, Caps and Collars as of December 31, 1996 and 1995 (dollars in millions):

                                        Notional                             Average         Estimated
                                         Amount          Maturities       Interest Rate     Fair Value
As of December 31, 1996
Variable to Fixed Swaps                  $1,080.0         1997-2000           5.85%           $7.4
Caps                                        250.0           1997              8.55%
Collars                                     620.0         1997-1998       6.98% / 5.16%        0.1

As of December 31, 1995
Variable to Fixed Swaps                    $650.0         1997-2000           6.05%          ($6.8)
Caps                                        250.0           1997              8.20%
Collars                                     300.0           1997          7.21% / 5.09%       (0.9)

The notional amounts of interest rate agreements, as presented in the above table, are used to measure interest to be paid or received and do not represent the amount of exposure to credit loss. The estimated fair value approximates the proceeds (costs) to settle the outstanding contracts. While Swaps, Caps and Collars represent an integral part of the Company's interest rate risk management program, their incremental effect on interest expense for the years ended December 31, 1996, 1995 and 1994 was not significant.

The Company has entered into certain foreign currency exchange option contracts ("FX Options") as a normal part of its foreign currency risk management efforts. During 1995, Comcast UK Cable entered into certain foreign exchange put option contracts ("FX Puts") which may be settled only on November 16, 2000. These FX Puts are used to limit Comcast UK Cable's exposure to the risk that the eventual cash outflows related to net monetary liabilities denominated in currencies other than its functional currency (the UK Pound Sterling or "UK Pound")

(principally the 2007 Discount Debentures) are adversely affected by changes in exchange rates. As of December 31, 1996 and 1995, Comcast UK Cable had (pound)250.0 million notional amount of FX Puts to purchase US dollars at an exchange rate of $1.35 per (pound)1.00 (the "Ratio"). The FX Puts provide a hedge, to the extent the exchange rate falls below the Ratio, against Comcast UK Cable's net monetary liabilities denominated in US dollars since gains and losses realized on the FX Puts are offset against foreign exchange gains or losses realized on the underlying net liabilities. Premiums paid for the FX Puts, of $21.4 million, have been recorded as assets in the Company's consolidated balance sheet. These premiums are being amortized over the terms of the related contracts. As of December 31, 1996, the FX Puts had a carrying value of $18.4 million and an estimated fair value of $5.5 million. The differences between the carrying amounts and the estimated fair value of the FX Puts were not significant as of December 31, 1995.

In the fourth quarter of 1995, in order to reduce hedging costs, Comcast UK Cable sold foreign exchange call option contracts ("FX Calls") to exchange (pound)250.0 million notional amount. Comcast UK Cable received $5.3 million from the sale of these contracts. These contracts may only be settled on their expiration dates. Of these contracts, (pound)200.0 million notional amount, with an exchange ratio of $1.70 per (pound)1.00, expired unexercised in November 1996 while the remaining contract, with a (pound)50.0 million notional amount and an exchange ratio of $1.62 per (pound)1.00, has a settlement date in November 2000. In the fourth quarter of 1996, in order to continue to reduce hedging costs, Comcast UK Cable sold additional FX Calls, for proceeds of $3.5 million, to exchange (pound)200.0 million notional amount at an average exchange ratio of $1.75 per (pound)1.00. These contracts may only be settled on their expiration dates during the fourth quarter of 1997. The FX Calls are marked-to-market on a current basis in the Company's consolidated statement of operations.

As of December 31, 1996 and 1995, the estimated fair value of the liabilities related to the FX Calls, as recorded in the Company's consolidated balance sheet, was $12.2 million and $5.8 million, respectively. Changes in fair value between measurement dates relating to the FX Calls resulted in exchange losses of $2.2 million during the year ended December 31, 1996 in the Company's consolidated statement of operations. There were no significant exchange gains or losses relating to these contracts during the year ended December 31, 1995.

                            -------------------------

As a result of the Scripps Acquisition, the Company no longer has a stockholders' deficiency. However, the Company expects to continue to recognize significant losses for the foreseeable future resulting in decreases in stockholders' equity. The telecommunications industry, including cable and cellular communications, and the electronic retailing industry are experiencing increasing competition and rapid technological changes. The Company's future results of operations will be affected by its ability to react to changes in the competitive environment and by its ability to implement new technologies. However, the Company believes that competition, technological changes and its significant losses will not significantly affect its ability to obtain financing.

The Company believes that it will be able to meet its current and long-term liquidity and capital requirements, including fixed charges, through its cash flows from operating activities, existing cash, cash equivalents, short-term investments and lines of credit and other external financing.

Statement of Cash Flows

Cash and cash equivalents decreased $207.8 million as of December 31, 1996 from December 31, 1995 and increased $203.8 million as of December 31, 1995 from December 31, 1994. Changes in cash and cash equivalents resulted from cash flows from operating, financing and investing activities which are explained below.

Net cash provided by operating activities amounted to $799.6 million, $520.7 million and $369.1 million for the years ended December 31, 1996, 1995 and 1994, respectively. The increase of $278.9 million from 1995 to 1996 was principally due to changes in working capital as a result of the timing of receipts and disbursements and the increase in the Company's operating income before depreciation and amortization (see "Results of Operations"), including the effects of the Scripps Acquisition. The increase of $151.6 million from 1994 to 1995 was principally due to effects of the QVC Acquisition and the Maclean Hunter Acquisition.

Net cash (used in) provided by financing activities, which includes the issuances of securities as well as borrowings, was ($81.2) million, $2.036 billion and $1.115 billion for the years ended December 31, 1996, 1995 and 1994, respectively. During 1996, the Company borrowed $839.5 million under new and existing lines of credit and repaid $734.4 million, including $257.4 million in connection with the refinancing of certain indebtedness and $123.7 million of repayments under a vendor financing arrangement. Net repurchases of the Company's common stock in 1996 were $175.9 million. During 1995, the Company borrowed $3.728 billion including $1.1 billion in connection with the QVC Acquisition, $1.085 billion in connection with the refinancing of certain indebtedness, $300.9 million associated with the funding of Sprint Spectrum, $300.0 million of the 2007 Discount Debentures, $250.0 million of the Company's 9-3/8% senior subordinated debentures due 2005 and $250.0 million of the Company's 9-1/8% senior subordinated debentures due 2006. In addition, during 1995, the Company retired and repaid $1.620 billion of its long-term debt, including $1.186 billion in connection with the refinancing of certain indebtedness, and $175.0 million of optional repayments on QVC's credit facility. Proceeds from borrowings of $1.201 billion in 1994 included $1.015 billion relating to the Maclean Hunter Acquisition. During 1994, the Company repurchased or redeemed and retired $509.0 million of its long-term debt, including the Company's $150.0 million, 11-7/8% senior subordinated debentures due 2004. Net cash provided by financing activities in 1994 excludes the conversion of $186.2 million of long-term debt into 16.8 million shares of Class A Special Common Stock of the Company. In 1994, the Company received an equity contribution to a subsidiary of $250.0 million in connection with the Maclean Hunter Acquisition and received proceeds from the issuance of common stock of Comcast UK Cable of $209.4 million.

Net cash used in investing activities was $926.2 million, $2.353 billion and $1.309 billion for the years ended December 31, 1996, 1995 and 1994, respectively. During 1996, net cash used in investing activities includes acquisitions, net of cash acquired, of $60.4 million, additional cash investments in affiliates of $502.0 million, including $159.6 million in connection with the Company's investment in Comcast-Spectacor, capital contributions to Sprint Spectrum of $106.8 million and the purchase of Nextel shares of $99.9 million, and capital expenditures of $670.4 million. Cash proceeds from investing activities include proceeds from the sales of short-term and long-term investments of $377.7 million, including $105.4 million from sales of Nextel shares and $52.5 million of distributions from Garden State Cablevision, L.P. ("Garden State"), an investee of the Company. As the Company issued shares of its Class A Special Common Stock as consideration in the
Scripps Acquisition, the transaction had no significant impact on investing activities in the consolidated statement of cash flows. During 1995, net cash used in investing activities includes acquisitions of $1.386 billion, principally the acquisition of QVC, net of cash acquired, additional cash investments in affiliates of $480.2 million, including capital contributions to Sprint Spectrum of $327.5 million, capital expenditures of $623.0 million and net purchases of short-term investments of $240.8 million. Such amounts were offset by proceeds from sales of long-term investments of $410.5 million, principally in connection with the Heritage Transaction (see "Results of Operations - Consolidated Analysis") and the sale of Nextel shares. Acquisitions in 1994 consisted principally of $1.2 billion paid, including certain transaction costs, in connection with the Maclean Hunter Acquisition. Net proceeds of $389.3 million from the sale of short-term investments during 1994 were used principally to redeem and retire long-term debt. In addition, during 1994, the Company made capital expenditures of $269.9 million and made additional cash investments in affiliates of $125.0 million.

Results of Operations

The effects of the Company's recent acquisitions have been to increase significantly the Company's revenues and expenses, resulting in substantial increases in its operating income before depreciation and amortization, depreciation expense, amortization expense and interest expense. In addition, the Company's equity in net losses of affiliates has increased principally as a result of the start-up nature of certain of the Company's equity investees (see "Operating Results by Business Segment" and "Consolidated Analysis"). As a result of the increases in depreciation expense, amortization expense and interest expense associated with these acquisitions and their financing and the expected increases in equity in net losses of affiliates, it is expected that the Company will continue to recognize significant losses for the foreseeable future.

Summarized consolidated financial information for the Company for the three years ended December 31, 1996 is as follows (dollars in millions, "NM" denotes percentage is not meaningful):

                                                                      Year Ended
                                                                     December 31,            Increase/(Decrease)
                                                                   1996         1995           $             %
Revenues                                                         $4,038.4     $3,362.9       $675.5        20.1%
Cost of goods sold from electronic retailing                      1,110.9        898.3        212.6        23.7
Operating, selling, general and administrative expenses           1,720.3      1,445.8        274.5        19.0
                                                                 --------     --------
Operating income before depreciation and
   amortization (1)                                               1,207.2      1,018.8        188.4        18.5
Depreciation                                                        314.6        339.9        (25.3)       (7.4)
Amortization                                                        383.7        349.1         34.6         9.9
                                                                 --------     --------
Operating income                                                    508.9        329.8        179.1        54.3
                                                                 --------     --------
Interest expense                                                    540.8        524.7         16.1         3.1
Investment income                                                  (122.6)      (229.8)      (107.2)      (46.6)
Equity in net losses of affiliates                                  144.8         86.6         58.2        67.2
Gain from equity offering of affiliate                              (40.6)                     40.6         NM
Other                                                                 2.6         (6.3)        (8.9)     (141.3)
Income tax expense                                                   84.4         42.1         42.3       100.5
Minority interest                                                   (48.0)       (49.7)        (1.7)       (3.4)
Extraordinary items                                                  (1.0)        (6.1)        (5.1)      (83.6)
                                                                 --------     --------

Net loss                                                           ($53.5)      ($43.9)        $9.6        21.9%
                                                                 ========     ========

                                                                      Year Ended
                                                                     December 31,            Increase/(Decrease)
                                                                   1995         1994           $             %
Revenues                                                         $3,362.9     $1,375.3     $1,987.6       144.5%
Cost of goods sold from electronic retailing                        898.3                     898.3         NM
Operating, selling, general and administrative expenses           1,445.8        799.0        646.8        81.0
                                                                 --------     --------
Operating income before depreciation and
   amortization (1)                                               1,018.8        576.3        442.5        76.8
Depreciation                                                        339.9        182.2        157.7        86.6
Amortization                                                        349.1        154.3        194.8       126.2
                                                                 --------     --------
Operating income                                                    329.8        239.8         90.0        37.5
                                                                 --------     --------
Interest expense                                                    524.7        313.4        211.3        67.4
Investment income                                                  (229.8)       (24.6)       205.2         NM
Equity in net losses of affiliates                                   86.6         40.9         45.7       111.7
Other                                                                (6.3)                      6.3         NM
Income tax expense (benefit)                                         42.1         (9.2)        51.3         NM
Minority interest                                                   (49.7)        (5.4)        44.3         NM
Extraordinary items                                                  (6.1)       (11.7)        (5.6)      (47.9)
                                                                 --------     --------
Net loss                                                           ($43.9)      ($87.0)      ($43.1)      (49.5%)
                                                                 ========     ========

------------
(1) Operating income before depreciation and amortization is commonly referred to in the Company's businesses as "operating cash flow." Operating cash flow is a measure of a company's ability to generate cash to service its obligations, including debt service obligations, and to finance capital and other expenditures. In part due to the capital intensive nature of the Company's businesses and the resulting significant level of non-cash depreciation and amortization expense, operating cash flow is frequently used as one of the bases for comparing businesses in the Company's industries. Operating cash flow does not purport to represent net income or net cash provided by operating activities, as those terms are defined under generally accepted accounting principles, and should not be considered as an alternative to such measurements as an indicator of the Company's performance. See "Statement of Cash Flows" above for a discussion of net cash provided by operating activities.

Operating Results by Business Segment

The following represent the operating results of the Company's significant business segments, including: "Domestic Cable Communications," the most significant of the Company's wired telecommunications operations; "Electronic Retailing," the most significant of the Company's content businesses; and "Cellular Communications," the most significant of the Company's wireless telecommunications operations. The remaining components of the Company's operations are not independently significant to the Company's consolidated financial position or results of operations (see Note 10 to the Company's consolidated financial statements).

Domestic Cable Communications

The following table sets forth the operating results for the Company's domestic cable communications segment (dollars in millions):

                                                          Year Ended
                                                          December 31,                         Increase
                                                     1996              1995               $                 %
Service income                                      $1,640.9         $1,454.9           $186.0            12.8%
Operating, selling, general and
     administrative expenses                           830.9            736.4             94.5            12.8
                                                    --------         --------           ------

Operating income before depreciation
     and amortization (a)                             $810.0           $718.5            $91.5            12.7%
                                                    ========         ========           ======

                                                          Year Ended
                                                          December 31,                         Increase
                                                     1995              1994               $                 %
Service income                                      $1,454.9         $1,065.3           $389.6            36.6%
Operating, selling, general and
     administrative expenses                           736.4            547.8            188.6            34.4
                                                    --------         --------           ------

Operating income before depreciation
     and amortization (a)                             $718.5           $517.5           $201.0            38.8%
                                                    ========         ========           ======

---------------
(a) See footnote (1) on page 34.

The Scripps Acquisition accounted for $52.3 million of the $186.0 million increase in service income from 1995 to 1996. Of the remaining increase of $133.7 million, $33.5 million is attributable to subscriber growth, $84.5 million is attributable to changes in rates, $4.7 million is attributable to growth in cable advertising sales and $11.0 million relates to other product offerings. The Maclean Hunter Acquisition accounted for $270.1 million of the $389.6 million increase in service income from 1994 to 1995. Of the remaining increase of $119.5 million, $46.0 million is attributable to subscriber growth, $54.6 million relates to changes in rates, which includes the change in the estimated effects of cable rate regulation, $14.0 million results from growth in cable advertising sales and $4.9 million relates to growth in other product offerings.

The Scripps Acquisition accounted for $30.9 million of the $94.5 million increase in operating, selling, general and administrative expenses from 1995 to 1996. Of the remaining increase of $63.6 million, $21.7 million is attributable to increases in the costs of programming as a result of subscriber growth, additional channel offerings and changes in rates, $25.3 million is attributable to increases in costs associated with implementation of three regional customer service call centers and increases in the cost of labor, $4.2 million is attributable to growth in cable advertising sales and $12.4 million is attributable to increases in other volume related expenses. The Maclean Hunter Acquisition accounted for $143.7 million of the $188.6 million increase in operating, selling, general and administrative expenses from 1994 to 1995. Of the remaining increase of $44.9 million, $22.6 million is attributable to increases in the costs of cable programming as a result of subscriber growth, additional channel offerings and changes in rates, $7.2 million is attributable to increases in expenses associated with the growth in cable advertising sales and $15.1 million results from increases in the cost of labor and other volume related expenses. It is anticipated that the Company's cost of cable programming will increase in the future as cable programming rates increase and additional sources of cable programming become available.

Electronic Retailing

As a result of the QVC Acquisition, the Company commenced consolidating the financial results of QVC effective February 1, 1995. The following table presents actual financial information for the year ended December 31, 1996 and pro forma financial information for the years ended December 31, 1995 and 1994. Pro forma financial information is presented herein for purposes of analysis and may not reflect what actual operating results would have been had the Company owned QVC since January 1, 1994 (dollars in millions):

                                                          Year Ended
                                                          December 31,                         Increase
                                                     1996              1995               $                 %
Net sales from electronic retailing                 $1,835.8         $1,619.2           $216.6            13.4%
Cost of goods sold from electronic retailing         1,110.9            976.4            134.5            13.8
Operating, selling, general and administrative
     expenses                                          424.6            387.4             37.2             9.6
                                                    --------         --------           ------
Operating income before depreciation
     and amortization (a)                             $300.3           $255.4            $44.9            17.6%
                                                    ========         ========           ======

Gross margin                                            39.5%            39.7%
                                                    ========         ========

                                                          Year Ended
                                                          December 31,                         Increase
                                                     1995              1994               $                 %
Net sales from electronic retailing                 $1,619.2         $1,374.5           $244.7            17.8%
Cost of goods sold from electronic retailing           976.4            839.5            136.9            16.3
Operating, selling, general and administrative
     expenses                                          387.4            326.1             61.3            18.8
                                                    --------         --------           ------
Operating income before depreciation
     and amortization (a)                             $255.4           $208.9            $46.5            22.3%
                                                    ========         ========           ======

Gross margin                                            39.7%            38.9%
                                                    ========         ========

---------------
(a) See footnote (1) on page 34.

Effective April 1, 1995, QVC consolidated the results of its UK operations. These operations accounted for $50.3 million of the sales increase from 1995 to 1996. Nine months of sales from these operations accounted for $48.4 million of the sales increase from 1994 to 1995. The remaining increases of $166.3 million and $196.3 million from 1995 to 1996 and 1994 to 1995, respectively, are primarily attributable to increases of 7.2% and 9.2% in the average number of QVC homes receiving QVC services in the US over the respective prior year periods.

An allowance for returned merchandise is provided as a percentage of sales based on historical experience. The return provision was approximately 21 percent of gross sales for each of the years ended December 31, 1996, 1995 and 1994.

The $134.5 million and $136.9 million increases in cost of goods sold from electronic retailing from 1995 to 1996 and 1994 to 1995, respectively, are directly related to the growth in net sales. The 0.2 percentage point decrease in gross margin from 1995 to 1996 and 0.8 percentage point increase in gross margin from 1994 to 1995 are due to slight changes in product mix from year to year.

The growth in and consolidation of QVC's UK operations, effective April 1, 1995, resulted in increases in operating, selling, general and administrative expenses of $17.4 million and $25.8 million from 1995 to 1996 and 1994 to 1995, respectively. The remaining increases of $19.8 million and $35.5 million from 1995 to 1996 and 1994 to 1995, respectively, are attributable to higher sales volume, increases in advertising costs and additional costs associated with new businesses.

Cellular Communications

The following table sets forth the operating results for the Company's cellular communications segment (dollars in millions):

                                                          Year Ended
                                                          December 31,                         Increase
                                                     1996              1995               $                 %
Service income                                        $426.1           $374.9            $51.2            13.7%
Operating, selling, general and administrative
     expenses                                          265.9            237.1             28.8            12.1
                                                      ------           ------            -----
Operating income before depreciation
     and amortization (a)                             $160.2           $137.8            $22.4            16.3%
                                                      ======           ======            =====

                                                          Year Ended
                                                          December 31,                         Increase
                                                     1995              1994               $                 %
Service income                                        $374.9           $286.1            $88.8            31.0%
Operating, selling, general and administrative
     expenses                                          237.1            169.8             67.3            39.6
                                                      ------           ------            -----
Operating income before depreciation
     and amortization (a)                             $137.8           $116.3            $21.5            18.5%
                                                      ======           ======            =====

---------------
(a) See footnote (1) on page 34.

Of the respective $51.2 million and $88.8 million increases in service income from 1995 to 1996 and 1994 to 1995, $69.6 million and $99.6 million, respectively, are attributable to the Company's subscriber growth. Offsetting the increases from 1995 to 1996 and 1994 to 1995 are decreases of $19.3 million and $25.0 million, respectively, resulting from reductions in the average rate per minute of use in these respective periods. The remaining changes from 1995 to 1996 and 1994 to 1995 are attributable to growth in roamer revenue and other products of $900,000 and $14.2 million, respectively. The Company expects that the decrease in average minutes-of-use per cellular subscriber will continue in the future, which is consistent with industry trends.

Of the respective $28.8 million and $67.3 million increases in operating, selling, general and administrative expenses from 1995 to 1996 and 1994 to 1995, $24.3 million and $38.2 million, respectively, are related to subscriber growth, including the costs to acquire and service subscribers. The remaining increases of $4.5 million and $29.1 million, respectively, are due to increases in other expenses, including subscriber retention costs, administrative costs and theft of service in 1995.

Consolidated Analysis

The $25.3 million decrease in depreciation expense from 1995 to 1996 is primarily attributable to the effects of the rebuild of certain of the Company's cellular equipment in 1995 (see below) offset, in part, by the effects of capital expenditures during 1995 and 1996 and the effects of the Scripps Acquisition in 1996. The $157.7 million increase in depreciation expense from 1994 to 1995 is attributable to the effects of the acquisitions of QVC and Maclean Hunter, the effects of the rebuild of certain of the Company's cellular equipment in 1995 and capital expenditures during the periods, offset, in part, by the effects of asset disposals during the periods.

In 1995, the Company's cellular division purchased $172.0 million of switching and cell site equipment which replaced the existing switching and cell site equipment (the "Cellular Rebuild"). The Company substantially completed the Cellular Rebuild during 1995. Accordingly, during 1995, the Company charged $110.0 million to depreciation expense which represented the difference between the net book value of the equipment replaced and the residual value realized upon its disposal.

The $34.6 million and $194.8 million increases in amortization expense from 1995 to 1996 and 1994 to 1995, respectively, are primarily attributable to the effects of the acquisition of Scripps Cable in 1996 and the effects of the acquisitions of QVC and Maclean Hunter in 1995 and 1994, respectively.

The $16.1 million increase in interest expense from 1995 to 1996 is primarily attributable to an increase in the Company's outstanding long-term debt, offset, in part, by a decrease in interest rates from 1995 to 1996 and the effects of capitalized interest. The $211.3 million increase in interest expense from 1994 to 1995 is primarily due to increased levels of debt associated with the acquisitions of QVC and Maclean Hunter.

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

The $107.2 million decrease in investment income from 1995 to 1996 is primarily attributable to the effects of the gain realized in the Heritage Transaction in 1995 (see below), offset, in part, by the gain recognized upon the exchange of the shares of TBS held by the Company for Time Warner Stock in 1996. The $205.2 million increase in investment income from 1994 to 1995 is principally due to the $177.2 million in gains related to the Heritage Transaction and the sale of Nextel common stock in 1995. The remaining increase for this period is due to the effects of the QVC Acquisition and an increase in the Company's cash, cash equivalents and short-term investments, offset by $15.3 million of losses recorded relating to the net realizable value of certain of the Company's investments.

In January 1995, the Company exchanged its investments in Heritage Communications, Inc. with TCI for 13.3 million publicly-traded Class A common shares of TCI with a fair market value of $290.0 million. Shortly thereafter, the Company sold 9.1 million unrestricted TCI shares for total proceeds of $188.1 million (collectively, the "Heritage Transaction"). As a result of these transactions, the Company recognized a pre-tax gain of $141.0 million as investment income in its 1995 consolidated statement of operations.

The increases in equity in net losses of affiliates for both periods are due to the timing of investments in and changes in losses incurred by Sprint Spectrum, TCGI (as defined below), the Company's international investees and certain programming investees. Based on Sprint Spectrum's current operations and business plan, the Company anticipates that its proportionate share of Sprint Spectrum's losses will be significant in future years.

Through June 27, 1996, the Company held investments in Teleport Communications Group Inc. ("TCGI"), TCG Partners and certain local joint ventures (the "Joint Ventures") managed by TCGI and TCG Partners. On June 27, 1996, TCGI sold approximately 27 million shares of its Class A Common Stock (the "TCGI Class A Stock"), for $16 per share, in an initial public offering (the "TCGI IPO"). In connection with the TCGI IPO, TCGI, the Company and subsidiaries of Cox, TCI and Continental Cablevision ("Continental" and collectively with Cox, TCI and the Company, the "Cable Stockholders") entered into an agreement pursuant to which TCGI was reorganized (the "Reorganization"). The Reorganization consisted of, among other things: (i) the acquisition by TCGI of TCG Partners; (ii) the acquisition by TCGI of additional interests in the Joint Ventures (including 100% of those interests held by the Company); and (iii) the contribution to TCGI of $269.0 million aggregate principal amount of indebtedness, plus accrued interest thereon, owed by TCGI to the Cable Stockholders (except that TCI retained a $26 million subordinated note of TCGI), including $53.8 million principal amount and $4.1 million of accrued interest owed to the Company. In connection with the Reorganization, the Company received 25.6 million shares of TCGI's Class B Common Stock (the "TCGI Class B Stock"). Each share of TCGI Class B Stock is entitled to voting power equivalent to ten shares of TCGI Class A Stock and is convertible, at the option of the holder, into one share of TCGI Class A Stock. The Company recorded a $40.6 million increase in its proportionate share of TCGI's net assets as a gain from equity offering of affiliate in its 1996 consolidated statement of operations. After giving effect to the Reorganization and the TCGI IPO, the Company owns 19.5% of the outstanding TCGI Class B Stock representing a 19.1% voting interest and a 16.1% equity interest. The Company continues to account for its interest in TCGI under the equity method. Assuming conversion of the TCGI Class B Stock held by the Company into TCGI Class A Stock, the Company's investment would have a fair value of approximately $781.5 million based on the quoted market price of the TCGI Class A Stock as of December 31, 1996.

The $8.9 million decrease in other income from 1995 to 1996 is primarily attributable to the settlement of certain litigation in 1996 offset, in part, by an increase in foreign exchange gains.

The $42.3 million and $51.3 million increases in income tax expense from 1995 to 1996 and 1994 to 1995 are primarily attributable to increases in QVC's income before income taxes and the consolidation of QVC for financial reporting purposes in 1995.

The $44.3 million increase in minority interest income from 1994 to 1995 is attributable to minority interests in the net income (loss) of QVC, Maclean Hunter and Comcast UK Cable.

In May 1996, the Company expensed unamortized debt acquisition costs of $1.8 million in connection with the prepayment of a portion of a subsidiary's outstanding debt, resulting in an extraordinary loss, net of tax of $1.0 million. The Company incurred debt extinguishment costs totaling $9.4 million during 1995 in connection with the refinancing of certain indebtedness, resulting in an extraordinary loss, net of tax, of $6.1 million or $.02 per share. During 1994, the Company paid premiums and expensed unamortized debt acquisition costs totaling $18.0 million, primarily in connection with the redemption of its $150.0 million, 11-7/8% senior subordinated debentures due 2004, resulting in an extraordinary loss, net of tax, of $11.7 million or $.05 per share.

For the years ended December 31, 1996, 1995 and 1994, the Company's distributions from Garden State and earnings before extraordinary items, income tax expense (benefit), equity in net losses of affiliates and fixed charges (interest expense) were $770.0 million, $615.6 million and $269.8 million, respectively. Such earnings were adequate to cover the Company's fixed charges, of $572.9 million, including capitalized interest of $32.1 million, for the year ended December 31, 1996. Excluding the pre-tax gains of $177.2 million recognized in 1995 in connection with the Heritage Transaction and sales of the Company's Nextel shares, such earnings were not adequate to cover the Company's fixed charges of $531.1 million and $313.4 million for the years ended December 31, 1995 and 1994, respectively, including capitalized interest of $6.4 million in 1995. The Company's fixed charges include non-cash interest expense of $97.0 million, $60.2 million and $53.5 million for the years ended December 31, 1996, 1995 and 1994, respectively. For the years ended December 31, 1995 and 1994, the inadequacy of these earnings to cover fixed charges is primarily due to the substantial non-cash charges for depreciation expense, including the 1995 charge associated with the Cellular Rebuild, and amortization expense.

The Company believes that its losses will not significantly affect the performance of its normal business activities because of its existing cash, cash equivalents and short-term investments, its ability to generate operating income before depreciation and amortization and its ability to obtain external financing.

The Company believes that its operations are not materially affected by inflation.

Regulatory Developments

The Company has settled the majority of outstanding proceedings challenging its rates charged for regulated cable services. In December 1995, the FCC adopted an order approving a negotiated settlement of rate complaints pending against the Company for cable programming service tiers ("CPSTs") which provided $6.6 million in refunds, plus interest, given in the form of bill credits during 1996, to 1.3 million of the Company's cable subscribers. As part of the negotiated settlement, the Company agreed to forego certain inflation and external cost adjustments for systems covered by its cost-of-service filings for CPSTs. The Company currently is seeking to justify rates for basic cable services and equipment in certain of its cable systems in the State of Connecticut on the basis of a cost-of-service showing. The State of Connecticut has ordered the Company to reduce such rates and to make refunds to subscribers. The Company has appealed the Connecticut decision to the FCC. Recent pronouncements from the FCC, which generally support the Company's position on appeal, have caused the State of Connecticut to reexamine its prior ruling. While the Company cannot predict the outcome of this action, the Company believes that the ultimate resolution of these pending regulatory matters will not have a material adverse impact on the Company's financial position, results of operations or liquidity.

ITEM 8    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA





INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
Comcast Corporation
Philadelphia, Pennsylvania

We have audited the accompanying consolidated balance sheet of Comcast Corporation and its subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity (deficiency) and of cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the consolidated financial statements of QVC, Inc. ("QVC") as of and for the year ended December 31, 1996 and as of and for the eleven month period ended December 31, 1995 and the consolidated financial statements of Comcast International Holdings, Inc. ("International") and the financial statements of Garden State Cablevision L.P. ("Garden State") for the year ended December 31, 1994. QVC and International are consolidated with the Company. The Company's investment in Garden State is accounted for under the equity method. QVC's financial statements reflect total assets constituting 17% and 20%, respectively, and total revenues constituting 45% and 44%, respectively, of the Company's consolidated total assets and revenues as of and for the years ended December 31, 1996 and 1995. The Company's combined equity in the net losses of International and Garden State for the year ended December 31, 1994 of $39 million is included in the Company's consolidated financial statements. The financial statements of QVC, International and Garden State were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included in the Company's consolidated financial statements for QVC, International and Garden State for the periods specified above, is based solely upon the reports of the other auditors.

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

In our opinion, based on our audits and the reports of other auditors, such consolidated financial statements present fairly, in all material respects, the financial position of Comcast Corporation and its subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.



/s/ Deloitte & Touche LLP

Philadelphia, Pennsylvania
February 28, 1997

COMCAST CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET
(Dollars in millions, except share data)

                                                                                    December 31,
ASSETS                                                                        1996                1995

CURRENT ASSETS
   Cash and cash equivalents.............................................    $331.3               $539.1
   Short-term investments................................................     208.3                371.0
   Accounts receivable, less allowance for doubtful
     accounts of $97.1 and $81.3.........................................     439.3                390.7
   Inventories, net......................................................     258.4                243.4
   Other current assets..................................................     168.5                109.5
                                                                          ---------             --------

       Total current assets..............................................   1,405.8              1,653.7
                                                                          ---------             --------

INVESTMENTS, principally in affiliates...................................   1,177.7                906.4
                                                                          ---------             --------

PROPERTY AND EQUIPMENT...................................................   3,600.1              2,484.4
   Accumulated depreciation..............................................  (1,061.3)              (873.2)
                                                                          ---------             --------
   Property and equipment, net...........................................   2,538.8              1,611.2
                                                                          ---------             --------

DEFERRED CHARGES
   Franchise and license acquisition costs...............................   4,895.7              3,568.6
   Excess of cost over net assets acquired and other.....................   3,683.1              3,075.0
                                                                          ---------             --------
                                                                            8,578.8              6,643.6
   Accumulated amortization..............................................  (1,612.5)            (1,234.6)
                                                                          ---------             --------
   Deferred charges, net.................................................   6,966.3              5,409.0
                                                                          ---------             --------

                                                                          $12,088.6             $9,580.3
                                                                          =========             ========


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES
   Accounts payable and accrued expenses.................................  $1,044.3               $964.0
   Accrued interest......................................................      91.1                 72.7
   Current portion of long-term debt.....................................     229.5                 85.4
                                                                          ---------             --------

       Total current liabilities.........................................   1,364.9              1,122.1
                                                                          ---------             --------

LONG-TERM DEBT, less current portion.....................................   7,102.7              6,943.8
                                                                          ---------             --------

DEFERRED INCOME TAXES....................................................   2,140.5              1,518.0
                                                                          ---------             --------

MINORITY INTEREST AND OTHER..............................................     859.3                772.0
                                                                          ---------             --------

COMMITMENTS AND CONTINGENCIES

COMMON EQUITY PUT OPTIONS................................................      69.6                 52.1
                                                                          ---------             --------

STOCKHOLDERS' EQUITY (DEFICIENCY)
   Preferred stock, no par value - authorized, 20,000,000
     shares; issued 5% series A convertible, 6,370 at redemption value...      31.9
   Class A special common stock, $1 par value - authorized,
     500,000,000 shares; issued, 283,281,675 and 192,844,814 ............     283.3                192.8
   Class A common stock, $1 par value - authorized,
     200,000,000 shares; issued, 33,959,368 and 37,706,517 ..............      34.0                 37.7
   Class B common stock, $1 par value - authorized,
     50,000,000 shares; issued, 8,786,250 ...............................       8.8                  8.8
   Additional capital....................................................   2,327.4                843.1
   Accumulated deficit...................................................  (2,127.9)            (1,914.3)
   Unrealized gains on marketable securities.............................       0.1                 22.2
   Cumulative translation adjustments....................................      (6.0)               (18.0)
                                                                          ---------             --------

       Total stockholders' equity (deficiency)...........................     551.6               (827.7)
                                                                          ---------             --------

                                                                          $12,088.6             $9,580.3
                                                                          =========             ========

See notes to consolidated financial statements.

COMCAST CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS
(Amounts in millions, except per share data)

                                                                                   Year Ended December 31,
                                                                          1996              1995             1994
REVENUES
   Service income.............................................          $2,202.6         $1,875.2          $1,375.3
   Net sales from electronic retailing........................           1,835.8          1,487.7
                                                                        --------         --------          --------

                                                                         4,038.4          3,362.9           1,375.3
                                                                        --------         --------          --------

COSTS AND EXPENSES
   Operating..................................................             948.7            803.4             409.8
   Cost of goods sold from electronic retailing...............           1,110.9            898.3
   Selling, general and administrative........................             771.6            642.4             389.2
   Depreciation...............................................             314.6            339.9             182.2
   Amortization...............................................             383.7            349.1             154.3
                                                                        --------         --------          --------

                                                                         3,529.5          3,033.1           1,135.5
                                                                        --------         --------          --------

OPERATING INCOME..............................................             508.9            329.8             239.8

OTHER (INCOME) EXPENSE
   Interest expense...........................................             540.8            524.7             313.4
   Investment income..........................................            (122.6)          (229.8)            (24.6)
   Equity in net losses of affiliates.........................             144.8             86.6              40.9
   Gain from equity offering of affiliate.....................             (40.6)
   Other......................................................               2.6             (6.3)
                                                                        --------         --------          --------

                                                                           525.0            375.2             329.7
                                                                        --------         --------          --------

LOSS BEFORE INCOME TAX EXPENSE (BENEFIT), MINORITY
   INTEREST AND EXTRAORDINARY ITEMS...........................             (16.1)           (45.4)            (89.9)

INCOME TAX EXPENSE (BENEFIT)..................................              84.4             42.1              (9.2)
                                                                        --------         --------          --------

LOSS BEFORE MINORITY INTEREST AND EXTRAORDINARY
   ITEMS......................................................            (100.5)           (87.5)            (80.7)

MINORITY INTEREST.............................................             (48.0)           (49.7)             (5.4)
                                                                        --------         --------          --------

LOSS BEFORE EXTRAORDINARY ITEMS...............................             (52.5)           (37.8)            (75.3)

EXTRAORDINARY ITEMS ..........................................              (1.0)            (6.1)            (11.7)
                                                                        --------         --------          --------

NET LOSS......................................................            ($53.5)          ($43.9)           ($87.0)
                                                                        ========         ========          ========

LOSS PER SHARE
   Loss before extraordinary items............................             ($.21)           ($.16)            ($.32)
   Extraordinary items........................................                               (.02)             (.05)
                                                                        --------         --------          --------

     Net loss.................................................             ($.21)           ($.18)            ($.37)
                                                                        ========         ========          ========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
   OUTSTANDING ...............................................             247.6            239.7             236.3
                                                                        ========         ========          ========

See notes to consolidated financial statements.

COMCAST CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS
(Dollars in millions)

                                                                                  Year Ended December 31,
                                                                           1996              1995             1994
OPERATING ACTIVITIES
   Net loss...................................................            ($53.5)          ($43.9)           ($87.0)
   Adjustments to reconcile net loss to net cash provided
    by operating activities:
     Depreciation.............................................             314.6            339.9             182.2
     Amortization.............................................             383.7            349.1             154.3
     Non-cash interest expense, net...........................              62.2             53.8              53.5
     Equity in net losses of affiliates.......................             144.8             86.6              40.9
     Gain from equity offering of affiliate...................             (40.6)
     Gains on sales of subsidiaries...........................                               (5.5)             (5.8)
     Gains on long-term investments, net......................             (69.2)          (183.0)
     Minority interest........................................             (48.0)           (49.7)             (5.4)
     Extraordinary items......................................               1.0              6.1              11.7
     Deferred income taxes and other..........................              14.0            (15.7)              9.7
                                                                       ---------        ---------         ---------
                                                                           709.0            537.7             354.1

     Increase in accounts receivable, net.....................             (38.2)           (62.4)            (28.3)
     Increase in inventories, net.............................              (5.8)           (57.5)             (7.3)
     Decrease (increase) in other current assets..............               0.6            (23.3)             (5.3)
     Increase in accounts payable and accrued expenses........             114.9            114.3              57.5
     Increase (decrease) in accrued interest..................              19.1             11.9              (1.6)
                                                                       ---------        ---------         ---------

       Net cash provided by operating activities..............             799.6            520.7             369.1
                                                                       ---------        ---------         ---------

FINANCING ACTIVITIES
   Proceeds from borrowings...................................             839.5          3,728.2           1,201.1
   Retirement and repayment of debt...........................            (734.4)        (1,619.6)           (509.0)
   (Repurchases) issuances of common stock, net...............            (175.9)            (7.1)              2.9
   Issuance of common stock of a subsidiary, net..............                                                209.4
   Equity contributions to subsidiaries.......................                                6.6             250.0
   Dividends..................................................             (26.8)           (22.4)            (22.7)
   Other......................................................              16.4            (50.0)            (16.5)
                                                                       ---------        ---------         ---------

       Net cash (used in) provided by financing activities....             (81.2)         2,035.7           1,115.2
                                                                       ---------        ---------         ---------

INVESTING ACTIVITIES
   Acquisitions, net of cash acquired.........................             (60.4)        (1,386.0)         (1,292.6)
   Proceeds from sales (purchases) of short-term
     investments, net.........................................             210.2           (240.8)            389.3
   Investments, principally in affiliates.....................            (502.0)          (480.2)           (125.0)
   Proceeds from sales of and distributions from
     long-term investments....................................             167.5            410.5
   Capital expenditures.......................................            (670.4)          (623.0)           (269.9)
   Proceeds from sale of subsidiary...........................                                                 28.2
   Other......................................................             (71.1)           (33.1)            (39.4)
                                                                       ---------        ---------         ---------

       Net cash used in investing activities..................            (926.2)        (2,352.6)         (1,309.4)
                                                                       ---------        ---------         ---------

(DECREASE) INCREASE IN CASH AND
   CASH EQUIVALENTS...........................................            (207.8)           203.8             174.9

CASH AND CASH EQUIVALENTS, beginning of year..................             539.1            335.3             160.4
                                                                       ---------        ---------         ---------

CASH AND CASH EQUIVALENTS, end of year........................            $331.3           $539.1            $335.3
                                                                       =========        =========         =========

See notes to consolidated financial statements.

COMCAST CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
(Dollars in millions, except per share data)

                                                                                                      Unrealized
                                                                  Common Stock                         Gains on
                                                                                       Addi-   Accum-    Market-   Cumulative
                                              Preferred   Class A                     tional   ulated     able    Translation
                                                Stock     Special  Class A   Class B  Capital  Deficit  Securities Adjustments Total
BALANCE, JANUARY 1, 1994                       $          $174.0    $38.9     $8.8    $647.2 ($1,717.9)   $         ($21.5) ($870.5)

   Net loss                                                                                      (87.0)                       (87.0)
   Issuance of common stock                                  0.2                         2.2                                    2.4
   Conversion of convertible subordinated
     debt to common stock                                   16.8                       166.7                                  183.5
   Exercise of options                                       0.5      0.1                6.0                                    6.6
   Retirement of common stock                               (0.3)                       (5.9)                                  (6.2)
   Cash dividends, $.0933 per share                                                              (22.7)                       (22.7)
   Unrecognized gain on issuance of common
     stock of a subsidiary                                                              59.3                                   59.3
   Unrealized gains on marketable securities,
     net of deferred taxes of $2.1                                                                         3.9                  3.9
   Cumulative translation adjustments                                                                                  4.0      4.0
                                                 -----    ------    -----     ----  -------- ---------     ----      -----   ------

BALANCE, DECEMBER 31, 1994                                 191.2     39.0      8.8     875.5  (1,827.6)    3.9       (17.5)  (726.7)

   Net loss                                                                                      (43.9)                       (43.9)
   Issuance of common stock                                  1.1                        17.4                                   18.5
   Conversion of convertible subordinated
     debt to common stock                                    0.4                         4.0                                    4.4
   Exercise of options                                       0.3      0.1                3.2                                    3.6
   Retirement of common stock                               (0.2)    (1.4)              (7.5)    (20.4)                       (29.5)
   Cash dividends, $.0933 per share                                                              (22.4)                       (22.4)
   Temporary equity related to put options                                             (52.1)                                 (52.1)
   Proceeds from sales of put options                                                    2.6                                    2.6
   Unrealized gains on marketable securities,
     net of deferred taxes of $9.8                                                                         18.3                18.3
   Cumulative translation adjustments                                                                                 (0.5)    (0.5)
                                                 -----    ------    -----     ----  -------- ---------     ----      -----   ------

BALANCE, DECEMBER 31, 1995                                 192.8     37.7      8.8     843.1  (1,914.3)    22.2      (18.0)  (827.7)

   Net loss                                                                                      (53.5)                       (53.5)
   Issuance of common stock                                 97.2                     1,526.3                                1,623.5
   Issuance of preferred stock                    31.9                                                                         31.9
   Exercise of options                                       0.2      0.2                3.0                                    3.4
   Retirement of common stock                               (6.9)    (3.9)             (41.3)   (133.3)                      (185.4)
   Cash dividends, $.0933 per share                                                              (26.8)                       (26.8)
   Unrecognized gain on issuance of
     common stock of a subsidiary                                                       11.6                                   11.6
   Temporary equity related to put options                                             (17.5)                                 (17.5)
   Proceeds from sales and extensions of
     put options                                                                         2.2                                    2.2
   Unrealized losses on marketable securities,
     net of deferred taxes of ($11.9)                                                                     (22.1)              (22.1)
   Cumulative translation adjustments                                                                                 12.0     12.0
                                                 -----    ------    -----     ----  -------- ---------     ----      -----   ------

BALANCE, DECEMBER 31, 1996                       $31.9    $283.3    $34.0     $8.8  $2,327.4 ($2,127.9)    $0.1      ($6.0)  $551.6
                                                 =====    ======    =====     ====  ======== =========     ====      =====   ======

See notes to consolidated financial statements.

COMCAST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


1.   BUSINESS

     Comcast Corporation and its subsidiaries (the "Company") is principally engaged in the development, management and operation of wired and wireless telecommunications and the provision of content.

     Wired telecommunications includes cable and telecommunications services in the United States ("US") and the United Kingdom ("UK"). The Company's consolidated domestic cable operations served approximately 4.3 million subscribers and passed approximately 7.0 million homes as of December 31, 1996. The Company owns a 50% interest in Garden State Cablevision L.P. ("Garden State"), a cable communications company serving more than 204,000 subscribers and passing more than 294,000 homes in the State of New Jersey. In the UK, a subsidiary of the Company, Comcast UK Cable Partners Limited ("Comcast UK Cable"), holds ownership interests in four cable and telephony businesses that collectively have the potential to serve over 1.6 million homes.

     Wireless telecommunications includes cellular services, personal communications services provided through the Company's investment in Sprint Spectrum and direct to home satellite television through the Company's equity interest in and distribution arrangements with Primestar Partners, L.P. ("Primestar"). The Company provides cellular telephone communications services pursuant to licenses granted by the Federal Communications Commission ("FCC") in markets with a population of more than 8.4 million, including the area in and around the City of Philadelphia, Pennsylvania, the State of Delaware and a significant portion of the State of New Jersey.

     Content is provided through QVC, Inc. and its subsidiaries ("QVC"), an electronic retailer, Comcast Content and Communication Corporation ("C3") and other investments, including Comcast Spectacor, L.P. ("Comcast-Spectacor") and E! Entertainment Television, Inc. ("E! Entertainment"). Through QVC, the Company markets a wide variety of products and reaches, on a full and part-time basis, over 61 million homes in the US, over five million homes in the UK and over four million homes in Germany.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basis of Consolidation
     The consolidated  financial  statements include the accounts of the Company and all wholly owned or controlled subsidiaries. All significant intercompany accounts and transactions among consolidated entities have been eliminated. Included in the Company's consolidated balance sheet as of December 31, 1996 and 1995 are net assets of foreign subsidiaries of $143.7 million and $115.2 million, respectively.

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

     Fair Values
     The estimated fair value amounts presented in these notes to consolidated financial statements have been determined by the Company using available market information and appropriate methodologies. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. The estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. Such fair value estimates are based on pertinent information available to management as of December 31, 1996 and 1995, and have not been comprehensively revalued for purposes of these consolidated financial statements since such dates.

COMCAST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994 (Continued)

     Cash Equivalents and Short-term Investments
     Cash equivalents consist principally of US Government obligations, commercial paper, repurchase agreements and certificates of deposit with maturities of three months or less when purchased. Short-term investments consist principally of US Government obligations, commercial paper, repurchase agreements and certificates of deposit with maturities of greater than three months when purchased. The carrying amounts of the Company's cash equivalents and short-term investments, classified as available for sale securities, approximate their fair values. As of December 31, 1996, short-term investments also include the Company's investment in Time Warner, Inc. ("Time Warner") common stock (see Note 4).

     Inventories - Electronic Retailing
     Inventories, consisting primarily of products held for sale, are stated at the lower of cost or market. Cost is determined by the first-in, first-out method.

     Investments, Principally in Affiliates
     Investments in entities in which the Company has the ability to exercise significant influence over the operating and financial policies of the investee and investments in partnerships which are not controlled by the
     Company are accounted for under the equity method. Equity method investments are recorded at original cost and adjusted periodically to recognize the Company's proportionate share of the investees' net income or losses after the date of investment, additional contributions made and dividends received. The differences between the Company's recorded investments and its proportionate interests in the book value of the investees' net assets are being amortized to equity in net income or loss, primarily over a period of twenty years, which is consistent with the estimated lives of the underlying assets.

     Unrestricted publicly traded investments, including options to purchase such securities, are classified as available for sale and are recorded at their fair value, with unrealized gains or losses resulting from changes in fair value between measurement dates recorded as a component of stockholders' equity (deficiency).

     Restricted publicly traded investments and investments in privately held companies are stated at cost, adjusted for any known diminution in value.

     Property and Equipment
     Property and equipment are stated at cost. Depreciation is provided by the straight-line method over estimated useful lives as follows:

            Buildings and improvements                         8-40 years
            Operating facilities                               5-20 years
            Other equipment                                    2-10 years

     Improvements that extend asset lives are capitalized; other repairs and maintenance charges are expensed as incurred. The cost and related accumulated depreciation applicable to assets sold or retired are removed from the accounts and the gain or loss on disposition is recognized as a component of depreciation expense.

     Deferred Charges
     Franchise and license acquisition costs are amortized on a straight-line basis over their legal or estimated useful lives of 12 to 40 years. The excess of cost over the fair value of net assets acquired is being amortized on a straight-line basis over estimated useful lives of 20 to 40 years.

     Valuation of Long-Lived Assets
     The Company periodically evaluates the recoverability of its long-lived assets, including property and equipment and deferred charges, using objective methodologies. Such methodologies include evaluations based on the cash flows generated by the underlying assets or other determinants of fair value.

COMCAST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994 (Continued)



     Foreign Currency Translation
     Assets and liabilities of the Company's foreign subsidiaries, where the functional currency is the local currency, are translated into US dollars at the December 31 exchange rate. The related translation adjustments are recorded as a separate component of stockholders' equity (deficiency). Revenues and expenses are translated using average exchange rates prevailing during the year. Foreign currency transaction gains and losses are included in other (income) expense.

     Revenue Recognition
     Service income is recognized as service is provided. Credit risk is managed by disconnecting services to cable and cellular customers who are delinquent. Net sales from electronic retailing are recognized at the time of shipment to customers. An allowance for returned merchandise is provided as a percentage of sales based on historical experience. The return provision was approximately 21 percent of gross sales for each of the years ended December 31, 1996 and 1995.

     Stock-Based Compensation
     Effective January 1, 1996, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 encourages, but does not require, companies to record compensation cost for stock-based compensation plans at fair value. The Company has elected to continue to account for stock-based compensation in accordance with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations, as permitted by SFAS 123. Compensation expense for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock. Compensation expense for restricted stock awards is recorded annually based on the quoted market price of the Company's stock at the date of the grant and the vesting period. Compensation expense for stock appreciation rights is recorded annually based on the changes in quoted market prices of the Company's stock or other determinants of fair value at the end of the year (see Note 6).

     Postretirement and Postemployment Benefits
     The estimated costs of retiree benefits and benefits for former or inactive employees, after employment but before retirement, are accrued and recorded as a charge to operations during the years the employees provide services.

     Investment Income
     Investment income includes interest income and gains, net of losses, on the sales of marketable securities and long-term investments. Gross realized gains and losses are recognized using the specific identification method (see Note 4). In 1996 and 1995, investment income also includes impairment losses resulting from adjustments to the net realizable value of certain of the Company's long-term investments.

     Capitalized Interest
     Interest is capitalized as part of the historical cost of acquiring qualifying assets, including investments in equity method investees while the investee has activities in progress necessary to commence its planned principal operations. Capitalized interest for the years ended December 31, 1996 and 1995 was $32.1 million and $6.4 million, respectively.

     Income Taxes
     The Company recognizes deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities and expected benefits of utilizing net operating loss carryforwards. The impact on deferred taxes of changes in tax rates and laws, if any, applied to the years during which temporary differences are expected to be settled, are reflected in the consolidated financial statements in the period of enactment.

COMCAST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994 (Continued)


     Loss per Share
     For the years ended December 31, 1996, 1995 and 1994, the Company's common stock equivalents have an antidilutive effect on the loss per share and, therefore, have not been used in determining the total weighted average number of common shares outstanding. Fully diluted loss per share for 1996, 1995 and 1994 is antidilutive and, therefore, has not been presented.

     Derivative Financial Instruments
     The Company uses derivative financial instruments, including interest rate exchange agreements ("Swaps"), interest rate cap agreements ("Caps"), interest rate collar agreements ("Collars") and foreign exchange option contracts ("FX Options"), to manage its exposure to fluctuations in interest rates and foreign currency exchange rates.

     Swaps, Caps and Collars are matched with either fixed or variable rate debt and periodic cash payments are accrued on a settlement basis as an adjustment to interest expense. Any premiums associated with these instruments are amortized over their term and realized gains or losses as a result of the termination of the instruments are deferred and amortized over the shorter of the remaining term of the instrument or the underlying debt. Written options are marked-to-market on a current basis in the Company's consolidated statement of operations. Gains and losses related to qualifying hedges of foreign currency denominated debt are offset against the translation adjustment included in stockholders' equity (deficiency). Other FX Options are marked-to-market on a current basis in the Company's consolidated statement of operations.

     The Company does not hold or issue any derivative financial instruments for trading purposes and is not a party to leveraged instruments (see Note 5). The credit risks associated with the Company's derivative financial instruments are controlled through the evaluation and monitoring of the creditworthiness of the counterparties. Although the Company may be exposed to losses in the event of nonperformance by the counterparties, the Company does not expect such losses, if any, to be significant.

     Sale of Stock by a Subsidiary or Equity Method Investee
     Changes in the Company's proportionate share of the underlying equity of a consolidated subsidiary or equity method investee which result from the issuance of additional securities by such subsidiary or investee are recognized as gains or losses in the Company's consolidated statement of operations unless gain realization is not assured in the circumstances. Gains for which realization is not assured are credited directly to additional capital.

     New Accounting Pronouncements
     In June 1996, the Financial Accounting Standards Board ("FASB") issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," which will be adopted by the Company in 1997, as required by this statement. Under the provisions of this statement, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered and derecognizes liabilities when extinguished. The Company does not expect that adoption of this standard will have a significant impact on its financial position or results of operations.

     In February 1997, the FASB issued SFAS No. 128, "Earnings Per Share." This standard, which clarifies and supersedes the current authoritative accounting literature regarding the computation and disclosure of earnings per share, is applicable to interim and annual periods ending after December 15, 1997 and may not be applied earlier. The Company does not expect adoption of this standard to result in significant changes to the Company's calculation or presentation of loss per share.

     Reclassifications
     Certain reclassifications have been made to the prior years' consolidated financial statements to conform to those classifications used in 1996.

COMCAST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994 (Continued)


3.   ACQUISITIONS AND OTHER SIGNIFICANT EVENTS

     E! Entertainment
     As of December 31, 1996, the Company owned a 10.4% interest in E! Entertainment, an entertainment programming service that currently is distributed to more than 42 million subscribers. The Company has the right, by virtue of various agreements among the shareholders of E! Entertainment, to purchase an additional 58.4% interest in E! Entertainment from Time Warner for $321.1 million. In January 1997, the Company and The Walt Disney Company ("Disney") entered into an agreement to form a new limited liability company ("Newco") that will be owned 50.1% by the Company and 49.9% by Disney. Pursuant to the agreement, the Company will contribute to Newco its 10.4% interest in E! Entertainment, the right to exercise its option to purchase the Time Warner interest and $132.3 million in cash. Disney will contribute to Newco $188.8 million in cash. Newco will use the cash contributed by the Company and Disney to purchase the Time Warner interest. Following such purchase, Newco will own a 68.8% interest in E! Entertainment. To fund the cash portion of its contribution, the Company will borrow $132.3 million from Disney in the form of two 10-year, 7% notes (the "Disney Notes"). These transactions (collectively, the "E! Acquisition") are expected to close in the first quarter of 1997, subject to regulatory approval and certain other conditions.

     Scripps Cable
     In November 1996, the Company acquired the cable television operations ("Scripps Cable") of The E.W. Scripps Company ("E.W. Scripps") in exchange for 93.048 million shares of the Company's Class A Special Common Stock, par value $1.00 per share (the "Class A Special Common Stock"), valued at $1.552 billion (the "Scripps Acquisition"). Scripps Cable passed more than
     1.3 million homes and served more than 800,000 subscribers as of December 31, 1996, with 60% of its subscribers located in Sacramento, California and Chattanooga and Knoxville, Tennessee. The Company has accounted for the Scripps Acquisition under the purchase method and Scripps Cable was consolidated with the Company effective November 1, 1996. As the consideration given in exchange for Scripps Cable was shares of Class A Special Common Stock, the Scripps Acquisition had no significant impact on the Company's consolidated statement of cash flows.

     The allocation of the purchase price to the assets and liabilities of Scripps Cable is preliminary pending a final appraisal and the final purchase price adjustment between the Company and E.W. Scripps. The terms of the Scripps Acquisition provide for, among other things, the indemnification of the Company by E.W. Scripps for certain liabilities, including tax liabilities, relating to Scripps Cable prior to the acquisition date.

     Comcast-Spectacor
     In July 1996, the Company completed its acquisition (the "Sports Venture Acquisition") of a 66% interest in the Philadelphia Flyers Limited Partnership, a Pennsylvania limited partnership ("PFLP"), the assets of which, after giving effect to the Sports Venture Acquisition, consist of
     (i) the National Basketball Association ("NBA") franchise to own and operate the Philadelphia 76ers basketball team and related assets (the "Sixers"), (ii) the National Hockey League ("NHL") franchise to own and operate the Philadelphia Flyers hockey team and related assets, and (iii) two adjacent arenas, leasehold interests in and development rights related to the land underlying the arenas and other adjacent parcels of land located in Philadelphia, Pennsylvania (collectively, the "Arenas"). Concurrent with the completion of the Sports Venture Acquisition, PFLP was renamed Comcast Spectacor, L.P. ("Comcast-Spectacor").

     The Sports Venture Acquisition was completed in two steps. In April 1996, the Company purchased the Sixers for $125.0 million in cash plus assumed net liabilities of $11.0 million through a partnership controlled by the Company. To complete the Sports Venture Acquisition, in July 1996, the Company contributed its interest in the Sixers, exchanged approximately 3.5 million shares of the Company's Class A Special Common Stock and 6,370 shares of the Company's newly issued 5% Series A Convertible Preferred Stock (the "Preferred Stock" see Note 6), and paid $15.0 million in cash for its current interest in Comcast-Spectacor. The remaining 34% interest in Comcast-Spectacor is owned by a group, including the former majority owner of PFLP, who also

COMCAST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994 (Continued)


     manages Comcast-Spectacor (the "Minority Group"). In connection with the Sports Venture Acquisition, Comcast-Spectacor assumed the outstanding liabilities relating to the Sixers and the Arenas, including a mortgage obligation of $155.0 million. The Company accounts for its interest in Comcast-Spectacor under the equity method. The issuance of the Preferred Stock and the Class A Special Common Stock in the Sports Venture Acquisition had no impact on the Company's consolidated statement of cash flows due to their non-cash nature.

     Sprint Spectrum
     The Company, Tele-Communications, Inc. ("TCI"), Cox Communications, Inc. ("Cox," and together with the Company and TCI, the "Cable Parents") and Sprint Corporation ("Sprint," and together with the Cable Parents, the "Parents"), and certain subsidiaries of the Parents (the "Partner Subsidiaries") engage in the wireless communications business through a limited partnership known as "Sprint Spectrum," a development stage enterprise. The Company owns 15% of Sprint Spectrum and accounts for its investment in Sprint Spectrum under the equity method (see Note 4).

     Sprint Spectrum was the successful bidder for 29 personal communications services ("PCS") licenses in the auction conducted by the FCC from December 1994 through mid-March 1995. The purchase price for the licenses was $2.11 billion, all of which has been paid to the FCC. In addition, Sprint Spectrum has invested, and may continue to invest, in other entities that hold PCS licenses, may acquire PCS licenses in future FCC auctions or from other license holders and may affiliate with other license holders.

     The Partner Subsidiaries have committed to contribute $4.2 billion in cash to Sprint Spectrum through 1999, of which the Company's share is $630.0 million. Of this funding requirement, the Company has made total cash contributions to Sprint Spectrum of $452.8 million through December 31, 1996 and issued a $105.0 million guaranty on a portion of Sprint Spectrum's outstanding debt. The Company anticipates that Sprint Spectrum's capital requirements over the next several years will be significant. Requirements in excess of committed capital are planned to be funded by Sprint Spectrum through external financing, including, but not limited to, vendor financing, bank financing and securities offered to the public. In August 1996, Sprint Spectrum sold $750.0 million principal amount at maturity of Senior Notes and Senior Discount Notes due in 2006 in a public offering. In October 1996, Sprint Spectrum closed three credit agreements which provided $2.0 billion in bank financing and $3.1 billion in vendor financing. The timing of the Company's remaining capital contributions to Sprint Spectrum is dependent upon a number of factors, including Sprint Spectrum's working capital requirements. The Company anticipates funding its remaining capital commitments to Sprint Spectrum through its cash flows from operating activities, its existing cash, cash equivalents, short-term investments and lines of credit or other external financing, or by a combination of these sources.

     QVC
     In February 1995, the Company and TCI acquired all of the outstanding stock of QVC not previously owned by them (approximately 65% of such shares on a fully diluted basis) for $46, in cash, per share (the "QVC Acquisition"), representing a total cost of approximately $1.4 billion. The QVC
     Acquisition, including the exercise of certain warrants held by the Company, was financed with cash contributions from the Company and TCI of $296.3 million and $6.6 million, respectively, borrowings of $1.1 billion under a $1.2 billion QVC credit facility and existing cash and cash equivalents held by QVC. Following the acquisition, the Company and TCI owned, through their respective subsidiaries, 57.45% and 42.55%, respectively, of QVC. The Company, through a management agreement, is responsible for the day to day operations of QVC. The Company has accounted for the QVC Acquisition under the purchase method and QVC was consolidated with the Company effective February 1, 1995.

COMCAST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994 (Continued)


     Maclean Hunter
     In December 1994, the Company, through Comcast MHCP Holdings, L.L.C. (the "LLC"), acquired the US cable television and alternate access operations of Maclean Hunter Limited ("Maclean Hunter") from Rogers Communications Inc. and all of the outstanding shares of Barden Communications, Inc. (collectively, such acquisitions are referred to as the "Maclean Hunter Acquisition") for approximately $1.2 billion in cash. The Company and the California Public Employees' Retirement System ("CalPERS") invested $305.6 million and $250.0 million, respectively, in the LLC, which is owned 55% by a wholly owned subsidiary of the Company and 45% by CalPERS, and is managed by the Company. The balance of the Maclean Hunter Acquisition was financed through borrowings under a credit facility of a wholly owned subsidiary of the LLC. The Company has accounted for the Maclean Hunter Acquisition under the purchase method and Maclean Hunter was consolidated with the Company effective December 22, 1994.

     Cellular Rebuild
     In 1995, the Company's cellular division purchased $172.0 million of switching and cell site equipment which replaced the existing switching and cell site equipment (the "Cellular Rebuild"). The Company substantially completed the Cellular Rebuild during 1995. Accordingly, during 1995, the Company charged $110.0 million to depreciation expense which represented the difference between the net book value of the equipment replaced and the residual value realized upon its disposal.

     Unaudited Pro Forma Information
     The following unaudited pro forma information for the years ended December 31, 1996 and 1995 has been presented as if the Scripps Acquisition and the QVC Acquisition had occurred on January 1, 1995. This unaudited pro forma information is based on historical results of operations adjusted for acquisition costs and, in the opinion of management, is not necessarily indicative of what the results would have been had the Company operated the acquired entities since January 1, 1995 (dollars in millions, except per share data).

                                                      Year Ended December 31,
                                                       1996             1995

     Revenues...................................    $4,290.6          $3,772.0
     Loss before extraordinary items............       (79.3)            (83.5)
     Net loss...................................       (80.3)            (89.6)
     Net loss per share.........................        (.24)             (.27)

COMCAST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994 (Continued)


4.   INVESTMENTS, PRINCIPALLY IN AFFILIATES

                                                                                       December 31,
                                                                                  1996             1995
                                                                                   (Dollars in millions)

           Equity method..........................................               $936.4            $678.8

           Public companies.......................................                165.5             170.1

           Privately held companies...............................                 75.8              57.5
                                                                               --------            ------

                                                                               $1,177.7            $906.4
                                                                               ========            ======

     Equity Method
     The Company records its proportionate interests in the net income (loss) of substantially all of its investees three months in arrears, other than the UK Investees. The Company's recorded investments exceed its proportionate interests in the book value of the investees' net assets by $233.2 million as of December 31, 1996 (primarily related to the investments in Comcast-Spectacor and Sprint Spectrum). Such excess is being amortized to equity in net income or loss, primarily over a period of twenty years, which is consistent with the estimated lives of the underlying assets. The original cost of investments accounted for under the equity method totaled $1.241 billion and $962.2 million as of December 31, 1996 and 1995, respectively. Summarized financial information for the Company's equity method investees for 1996, 1995 and 1994 is presented below (in millions).

                                                          Sprint                  UK
                                                         Spectrum     TCGI     Investees     QVC      Other    Combined

Year Ended December 31, 1996:

   Combined Results of Operations
     Revenues, net...............................           $0.1     $192.9     $155.2                $440.0     $788.2
     Operating, selling, general and
       administrative expenses...................          208.0      180.9      140.9                 486.0    1,015.8
     Depreciation and amortization...............            1.9       57.2       57.6                  60.0      176.7
     Operating loss..............................         (209.8)     (45.2)     (43.3)               (106.0)    (404.3)
     Net loss (1)................................         (344.9)     (84.8)     (72.2)               (140.8)    (642.7)

   Company's Equity in Net Loss
     Equity in current period net loss...........         ($51.7)    ($15.1)    ($28.6)               ($45.9)   ($141.3)
     Amortization income (expense)...............            0.6       (1.1)      (0.3)                 (2.7)      (3.5)
                                                         -------    -------     ------                ------   --------

       Total equity in net loss..................         ($51.1)    ($16.2)    ($28.9)               ($48.6)   ($144.8)
                                                          ======     ======     ======                ======    =======


Year Ended December 31, 1995:

   Combined Results of Operations
     Revenues, net...............................          $         $180.5     $143.7     $425.9     $314.4   $1,064.5
     Operating, selling, general and
       administrative expenses...................           21.6      167.8      156.6      354.7      347.8    1,048.5
     Depreciation and amortization...............            0.2       44.4       52.2       13.0       57.6      167.4
     Operating (loss) income.....................          (21.8)     (31.7)     (65.1)      58.2      (91.0)    (151.4)
     Net (loss) income (1).......................          (31.2)     (72.1)     (91.2)      28.3     (116.1)    (282.3)

   Company's Equity in Net (Loss) Income
     Equity in current period net (loss)
       income....................................          ($4.7)    ($13.6)    ($37.5)      $4.3     ($29.8)    ($81.3)
     Amortization (expense) income...............           (0.5)      (2.1)                  1.2       (3.9)      (5.3)
                                                         -------    -------     ------     ------     ------   --------

       Total equity in net (loss) income.........          ($5.2)    ($15.7)    ($37.5)      $5.5     ($33.7)    ($86.6)
                                                         =======    =======     ======     ======     ======   ========

COMCAST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994 (Continued)

                                                          Sprint                  UK
                                                         Spectrum     TCGI     Investees     QVC       Other    Combined

Year Ended December 31, 1994:

   Combined Results of Operations
     Revenues, net...............................                    $125.8      $97.6   $1,336.7     $138.7   $1,698.8
     Operating, selling, general and
       administrative expenses...................                     128.8      125.0    1,138.2      132.4    1,524.4
     Depreciation and amortization...............                      22.3       32.9       44.9       54.3      154.4
     Operating (loss) income.....................                     (25.3)     (60.3)     153.6      (48.0)      20.0
     Net (loss) income (1).......................                     (39.6)     (65.8)      41.1      (72.7)    (137.0)

   Company's Equity in Net (Loss) Income
     Equity in current period net (loss)
       income....................................                     ($7.3)    ($25.1)      $6.3     ($14.2)    ($40.3)
     Amortization (expense) income...............                      (2.1)                  4.9       (3.4)      (0.6)
                                                                    -------     ------     ------     ------   --------

       Total equity in net (loss) income.........                     ($9.4)    ($25.1)     $11.2     ($17.6)    ($40.9)
                                                                    =======     ======     ======     ======   ========


                                                          Sprint                  UK
                                                         Spectrum     TCGI     Investees     QVC       Other    Combined
Combined Financial Position

As of December 31, 1996:
     Current assets..............................         $477.5     $988.8     $138.3                $292.7   $1,897.3
     Noncurrent assets...........................        2,921.8    1,037.1      711.4               1,262.2    5,932.5
     Current liabilities.........................          113.1      203.3      204.1                 280.5      801.0
     Noncurrent liabilities......................          682.8    1,011.1      427.6               1,180.8    3,302.3

As of December 31, 1995:
     Current assets..............................           $1.3      $59.8     $257.2                $118.9     $437.2
     Noncurrent assets...........................        2,242.8      694.9      663.0                 687.6    4,288.3
     Current liabilities.........................           20.1      124.4      107.1                  66.8      318.4
     Noncurrent liabilities......................                     400.0      565.9                 717.2    1,683.1

--------
(1) Net (loss) income also represents (loss) income from continuing operations before extraordinary items and cumulative effect of changes in accounting principle.

     Sprint Spectrum. The Company made its initial investment in 1994 and, as of December 31, 1996, holds a general and limited partnership interest of 15% in Sprint Spectrum, a limited partnership engaged in the wireless communications business (see Note 3). The investment in Sprint Spectrum is accounted for under the equity method based on the Company's general partnership interest and its representation on the partnership's board of directors.

     TCGI. Through June 1996, the Company held investments in Teleport Communications Group, Inc. ("TCGI"), TCG Partners and certain local joint ventures (the "Teleport Joint Ventures") managed by TCGI and TCG Partners. TCGI is one of the largest competitive alternative access providers in the US in terms of route miles. The Company had a 20.0% investment in TCGI and interests in the Teleport Joint Ventures ranging from 12.4% to 20.3%. On June 27, 1996, TCGI sold approximately 27 million shares of its Class A Common Stock (the "TCGI Class A Stock"), for $16 per share, in an initial public offering (the "TCGI IPO"). In connection with the TCGI IPO, TCGI, the Company and subsidiaries of Cox, TCI and Continental Cablevision ("Continental" and collectively with Cox, TCI and the Company, the "Cable Stockholders") entered into an agreement pursuant

COMCAST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994 (Continued)


     to which TCGI was reorganized (the "Reorganization"). The Reorganization consisted of, among other things: (i) the acquisition by TCGI of TCG Partners; (ii) the acquisition by TCGI of additional interests in the Teleport Joint Ventures (including 100% of those interests held by the Company); and (iii) the contribution to TCGI of $269.0 million aggregate principal amount of indebtedness, plus accrued interest thereon, owed by TCGI to the Cable Stockholders (except that TCI retained a $26 million subordinated note of TCGI), including $53.8 million principal amount and $4.1 million of accrued interest owed to the Company. In connection with the Reorganization, the Company received 25.6 million shares of TCGI's Class B Common Stock (the "TCGI Class B Stock"). Each share of TCGI Class B Stock is entitled to voting power equivalent to ten shares of TCGI Class A Stock and is convertible, at the option of the holder, into one share of TCGI Class A Stock. The Company recorded a $40.6 million increase in its proportionate share of TCGI's net assets as a gain from equity offering of affiliate in its 1996 consolidated statement of operations (the "TCGI Gain"). After giving effect to the Reorganization and the TCGI IPO, the Company owns 19.5% of the outstanding TCGI Class B Stock representing a 19.1% voting interest and a 16.1% equity interest. The Company continues to account for its interest in TCGI under the equity method based upon its voting interest maintained through the TCGI Class B Stock, its representation on TCGI's board of directors and its participation in a TCGI stockholder agreement granting certain rights to a control group. Assuming conversion of the TCGI Class B Stock held by the Company into TCGI Class A Stock, the Company's investment would have a fair value of approximately $781.5 million, based on the quoted market price of the TCGI Class A Stock as of December 31, 1996.

     UK Investees. As of December 31, 1996, Comcast UK Cable, a consolidated subsidiary of the Company, holds a 27.5% interest and a 50.0% interest in Birmingham Cable Corporation Limited and Cable London PLC. In addition, Comcast UK Cable has historically held investments in Cambridge Holding Company Limited ("Cambridge Cable") and Cable Programme Partners-1 Limited Partnership ("CPP-1"). In March 1996, Comcast UK Cable purchased the 50.0% interest in Cambridge Cable that it had not previously owned for cash and approximately 8.9 million of its Class A Common Shares (the "Cambridge Acquisition"). Following the Cambridge Acquisition, Comcast UK Cable owns 100.0% of Cambridge Cable and has consolidated the financial position and results of operations of Cambridge Cable beginning on March 31, 1996. During 1995, CPP-1, which previously developed and distributed cable programming in the UK, sold its only channel and wound down its operations to a minimal level of activity. As a result, the Company reduced the carrying value of its 16.4% interest in CPP-1 to zero.

     In September 1994, Comcast UK Cable consummated an initial public offering (the "IPO") of 15.0 million of its Class A Common Shares for net proceeds of $209.4 million. As a result of the IPO and related transactions, the Company recorded an increase in its proportionate share of Comcast UK Cable's net assets as an increase in additional capital of $59.3 million. In addition, as a result of the Cambridge Acquisition, the Company recorded the increase in its proportionate share of Comcast UK Cable's net assets as an increase in additional capital of $11.6 million. The increases in the Company's proportionate share of Comcast UK Cable's net assets as a result of these transactions were recorded directly to additional capital since gain realization was not assured based on the start-up nature of the operations of Comcast UK Cable and its affiliates. As a result of these transactions, the Company beneficially owns 25.7% of the total outstanding Comcast UK Cable common shares. Because the Class A Common Shares are entitled to one vote per share and the Class B Common Shares are entitled to ten votes per share, the Company, through its ownership of the Class B Common Shares, controls 77.6% of the total voting power of all outstanding Comcast UK Cable common shares and continues to consolidate Comcast UK Cable.

     QVC. Through January 31, 1995, QVC's fiscal year end was January 31, and therefore, the Company recorded its equity interest in QVC's net income two months in arrears. For the year ended December 31, 1995, the Company recorded its proportionate interest in QVC's net income for the period from November 1, 1994 through January 31, 1995. Such results were not previously recorded by the Company since QVC's results of operations were recorded two months in arrears. QVC's results of operations and financial position, subsequent to January 31, 1995, are not separately presented as QVC was consolidated with the Company effective February 1, 1995

COMCAST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994 (Continued)


     (see Note 3).The summarized financial information for the year ended December 31, 1994 includes financial information for QVC for the twelve months ended October 31, 1994.

     Other. The Company's 13 other equity investees include investments in wired telecommunications (including Garden State - see Note 1), wireless telecommunications and content providers (including Comcast-Spectacor - see
     Note 3). The Company holds interests representing less than 20% of the total outstanding ownership interests in certain of its equity method investees. The equity method of accounting is utilized for these investments based on the type of investment (i.e. general partnership interest), board representation, participation in a controlling investor group, significant shareholder rights or a combination of these and other factors. In addition, the Company's 66% interest in Comcast-Spectacor is accounted for under the equity method since the Company does not maintain control over Comcast-Spectacor's operations. The Company does not consider these other equity method investments to be individually significant to its consolidated financial position, results of operations or liquidity. Accordingly, the Company has not included separate audited financial statements for these entities in this filing on Form 10-K.

                            -------------------------

     Except for Sprint Spectrum (see Note 3), the Company does not have any additional significant contractual commitments with respect to any of its investments. However, to the extent the Company does not fund its investees' capital calls, it exposes itself to dilution of its ownership interests.

     Public Companies
     The following is a summary of the Company's investments in unrestricted publicly-traded companies (dollars in millions):

                                                        December 31, 1996                    December 31, 1995
                                                      Carrying   Unrealized                Carrying   Unrealized
                                                        Value    Gain (Loss)                 Value    Gain (Loss)
     Nextel Communications, Inc.
       ("Nextel") (1)..........................          $75.4      $14.2                     $30.2      ($0.9)
     Turner Broadcasting System, Inc.
       ("TBS") (2).............................                                                44.7       35.8
     Other.....................................           90.1       (9.0)                     95.2       (0.7)
                                                        ------       ----                    ------      -----
                                                        $165.5       $5.2                    $170.1      $34.2
                                                        ======       ====                    ======      =====
     -----------------

     (1) As of December 31, 1996 and 1995, the Company held 3.3 million and 693,000 shares of Nextel common stock, respectively. The investment includes options, which expire in September 1997, to acquire an additional 25.0 million shares of Nextel common stock at $16 per share. As of December 31, 1996, these options have been adjusted to their fair value of $32.6 million, as required by Generally Accepted Accounting Principles issued during 1996, reflecting an unrealized gain of $12.6 million. As of December 31, 1995, these options were recorded at their cost of $20.0 million and had an estimated fair value of $99.7 million. At December 31, 1995, the associated unrealized gain was not reflected in the above table or in the Company's consolidated balance sheet. In 1997, the Company sold these options to Nextel for $25.0 million.
     (2) The Company's investment in TBS was exchanged for shares of Time Warner during 1996. The above table excludes the Company's investment in Time Warner as of December 31, 1996 (see below).

     In February 1996, in connection with certain preemptive rights of the Company under previously existing agreements with Nextel, the Company purchased an additional 8.16 million shares, classified as long-term investments available for sale, of Nextel common stock at $12.25 per share, for a total cost of $99.9 million. During the years ended December 31, 1996 and 1995, the Company sold 5.6 million shares and 11.3 million shares, respectively, of Nextel common stock for $105.4 million and $212.6 million, respectively, and recognized

COMCAST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994 (Continued)


     pre-tax gains of $35.4 million and $36.2 million, respectively, as investment income in its consolidated statement of operations.

     The Company received 1.36 million shares of Time Warner common stock (the "Time Warner Stock") in exchange (the "Exchange") for all of the shares of TBS stock (the "TBS Stock") held by the Company as a result of the merger of Time Warner and TBS in October 1996. As a result of the Exchange, the Company recognized a gain of $47.3 million in the fourth quarter of 1996, representing the difference between the Company's historical cost basis in the TBS Stock of $8.9 million and the new basis for the Company's investment in Time Warner Stock of $56.2 million, which was based on the closing price of the Time Warner Stock on the merger date of $41.375 per share. In December 1996 and January 1997, the Company sold 92,500 shares and 1.27 million shares, respectively, of the Time Warner Stock, representing the Company's entire interest in Time Warner, for $3.7 million and $48.6 million, respectively. As of December 31, 1996, the 1.27 million shares of Time Warner Stock held by the Company were recorded at fair value of $47.4 million and included in short-term investments in the Company's consolidated balance sheet.

     In January 1995, the Company exchanged its investments in Heritage Communications, Inc. with TCI for 13.3 million publicly-traded Class A common shares of TCI with a fair market value of $290.0 million. Shortly thereafter, the Company sold 9.1 million unrestricted TCI shares for total proceeds of $188.1 million (collectively, the "Heritage Transaction"). As a result of these transactions, the Company recognized a pre-tax gain of $141.0 million as investment income in its 1995 consolidated statement of operations.

     Privately Held Companies
     It is not practicable to estimate the fair value of the Company's investments in privately held companies due to a lack of quoted market prices and excessive costs involved in determining such fair value.

COMCAST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994 (Continued)


5.   LONG-TERM DEBT

                                                                                         December 31,
                                                                                    1996              1995
                                                                                      (Dollars in millions)
   Notes payable to banks and insurance companies, due
     in installments through 2004..........................................       $4,662.5          $4,476.5

   Senior participating redeemable zero coupon notes, due 2000.............          447.9             402.4

   11.20% Senior discount debentures, due 2007.............................          339.2             304.3

   10% Subordinated debentures, due 2003...................................          126.6             124.6

   10-1/4% Senior subordinated debentures, due 2001........................          125.0             125.0

   9-3/8% Senior subordinated debentures, due 2005.........................          250.0             250.0

   9-1/8% Senior subordinated debentures, due 2006.........................          250.0             250.0

   9-1/2% Senior subordinated debentures, due 2008.........................          200.0             200.0

   10-5/8% Senior subordinated debentures, due 2012........................          300.0             300.0

   Convertible subordinated debt:

     3-3/8% / 5-1/2% Step-up convertible subordinated
       debentures, due 2005................................................          250.0             250.0

     1-1/8% Discount convertible subordinated debentures, due 2007.........          341.3             327.5

   Other debt, due in installments principally through 2000................           39.7              18.9
                                                                                  --------          --------

                                                                                   7,332.2           7,029.2
   Less current portion ...................................................          229.5              85.4
                                                                                  --------          --------
                                                                                  $7,102.7          $6,943.8
                                                                                  ========          ========


     The maturities of long-term debt outstanding as of December 31, 1996 for the four years after 1997 are as follows:

                                             (Dollars in millions)
              1998.............................     $671.5
              1999.............................      462.5
              2000.............................      668.1
              2001.............................    1,282.4

     Zero Notes
     The senior participating redeemable zero coupon notes, due 2000 (the "Zero Notes"), have an aggregate face amount payable at maturity of $629.4 million, accreting at 11% per annum. If, at maturity, or an earlier redemption date, 35%, subject to reduction in certain circumstances, of the private market value, as determined by applicable procedures, of the Company's cellular subsidiaries is greater than the accreted value plus certain premiums, then such greater amount will constitute the redemption price. The holders of the Zero Notes have the right, upon request of the holders of the majority of the notes, to require the Company to redeem the Zero Notes at any time on or after March 5, 1998. The accreted value of the Zero Notes, without giving effect to the alternative formula based on the private market value of the cellular business, of $447.9 million as of December 31,1996 has been presented above as a 1998 maturity. As of December 31, 1996, $209.7 million accreted value of the Zero Notes is payable, at the Company's option, either in cash or the Company's Class A Special Common Stock.

COMCAST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994 (Continued)


     2007 Discount Debentures
     In November 1995, Comcast UK Cable received net proceeds of $291.1 million from the sale of $517.3 million principal amount at maturity of its 11.20% senior discount debentures due 2007 (the "2007 Discount Debentures"). Interest accretes on the 2007 Discount Debentures at 11.20% per annum, compounded semi-annually from November 15, 1995 to November 15, 2000, after which date interest will be paid in cash on each May 15 and November 15, through November 15, 2007.

     Convertible Subordinated Debt
     The 3-3/8% / 5-1/2% step-up convertible subordinated debentures due 2005 are convertible into the Company's Class A Special Common Stock at a conversion price of $24.50 per share. Interest on the debentures accrues at a rate per annum of 3-3/8% from the date of issuance to September 8, 1997. From and after such time, the Company will have the right to redeem the debentures for cash. Interest will accrue at a rate per annum of 5- 1/2% from September 9, 1997 to maturity, or earlier redemption.

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

     Debt Extinguishments
     In May 1996, the Company expensed unamortized debt acquisition costs of $1.8 million in connection with the prepayment of a portion of a subsidiary's outstanding debt, resulting in an extraordinary loss, net of tax of $1.0 million. The Company incurred debt extinguishment costs totaling $9.4 million during 1995 in connection with the refinancing of certain indebtedness, resulting in an extraordinary loss, net of tax, of $6.1 million or $.02 per share. During 1994, the Company paid premiums and expensed unamortized debt acquisition costs totaling $18.0 million, primarily in connection with the redemption of its $150.0 million, 11-7/8% Senior subordinated debentures due 2004, resulting in an extraordinary loss, net of tax, of $11.7 million or $.05 per share.

     Interest Rates
     Fixed interest rates on notes payable to banks and insurance companies range from 8.6% to 10.57%. Bank debt interest rates vary based upon one or more of the following rates at the option of the Company:

       Prime rate to prime plus 1%;
       London Interbank Offered Rate (LIBOR) plus 3/8% to 2%; and
       Certificate of deposit rate plus 3/4% to 2%.

     As of December 31, 1996 and 1995, the Company's effective weighted average interest rate on its variable rate bank and insurance company debt outstanding was 6.53% and 7.13%, respectively.

     Interest Rate and Foreign Currency Risk Management
     The Company is exposed to market risk including changes in interest rates and foreign currency exchange rates. To manage the volatility relating to these exposures, the Company enters into various derivative transactions pursuant to the Company's policies in areas such as counterparty exposure and hedging practices. Positions are monitored using techniques including market value and sensitivity analyses.

     The use of interest rate risk management instruments, such as Swaps, Caps and Collars, is required under the terms of certain of the Company's outstanding debt agreements. The Company's policy is to manage interest costs using a mix of fixed and variable rate debt. Using Swaps, the Company agrees to exchange, at specified intervals, the difference between fixed and variable interest amounts calculated by reference to an agreed-upon notional principal amount. Caps are used to lock in a maximum interest rate should variable rates rise, but enable

COMCAST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994 (Continued)


     the Company to otherwise pay lower market rates. Collars limit the Company's exposure to and benefits from interest rate fluctuations on variable rate debt to within a certain range of rates.

     The following table summarizes the terms of the Company's existing Swaps, Caps and Collars as of December 31, 1996 and 1995 (dollars in millions):

                                        Notional                             Average         Estimated
                                         Amount          Maturities       Interest Rate     Fair Value
     As of December 31, 1996
     Variable to Fixed Swaps             $1,080.0         1997-2000           5.85%           $7.4
     Caps                                   250.0           1997              8.55%
     Collars                                620.0         1997-1998       6.98% / 5.16%        0.1

     As of December 31, 1995
     Variable to Fixed Swaps               $650.0         1997-2000           6.05%          ($6.8)
     Caps                                   250.0           1997              8.20%
     Collars                                300.0           1997          7.21% / 5.09%       (0.9)

     The notional amounts of interest rate agreements, as presented in the above table, are used to measure interest to be paid or received and do not represent the amount of exposure to credit loss. The estimated fair value approximates the proceeds (costs) to settle the outstanding contracts. While Swaps, Caps and Collars represent an integral part of the Company's interest rate risk management program, their incremental effect on interest expense for the years ended December 31, 1996, 1995 and 1994 was not significant.

     The Company has entered into certain FX Options as a normal part of its foreign currency risk management efforts. During 1995, Comcast UK Cable entered into certain foreign exchange put option contracts ("FX Puts") which may be settled only on November 16, 2000. These FX Puts are used to limit Comcast UK Cable's exposure to the risk that the eventual cash outflows related to net monetary liabilities denominated in currencies other than its functional currency (the UK Pound Sterling or "UK Pound") (principally the 2007 Discount Debentures) are adversely affected by changes in exchange rates. As of December 31, 1996 and 1995, Comcast UK Cable had (pound)250.0 million notional amount of FX Puts to purchase US dollars at an exchange rate of $1.35 per (pound)1.00 (the "Ratio"). The FX Puts provide a hedge, to the extent the exchange rate falls below the Ratio, against Comcast UK Cable's net monetary liabilities denominated in US dollars since gains and losses realized on the FX Puts are offset against foreign exchange gains or losses realized on the underlying net liabilities. Premiums paid for the FX Puts, of $21.4 million, have been recorded as assets in the Company's consolidated balance sheet. These premiums are being amortized over the terms of the related contracts. As of December 31, 1996, the FX Puts had a carrying value of $18.4 million and an estimated fair value of $5.5 million. The differences between the carrying amounts and the estimated fair value of the FX Puts were not significant as of December 31, 1995.

     In the fourth quarter of 1995, in order to reduce hedging costs, Comcast UK Cable sold foreign exchange call option contracts ("FX Calls") to exchange (pound)250.0 million notional amount. Comcast UK Cable received $5.3 million from the sale of these contracts. These contracts may only be settled on their expiration dates. Of these contracts, (pound)200.0 million notional amount, with an exchange ratio of $1.70 per (pound)1.00, expired unexercised in November 1996 while the remaining contract, with a (pound)50.0 million notional amount and an exchange ratio of $1.62 per (pound)1.00, has a settlement date in November 2000. In the fourth quarter of 1996, in order to continue to reduce hedging costs, Comcast UK Cable sold additional FX Calls, for proceeds of $3.5 million, to exchange (pound)200.0 million notional amount at an average exchange ratio of $1.75 per (pound)1.00. These contracts may only be settled on their expiration dates during the fourth quarter of 1997. The FX Calls are marked-to-market on a current basis in the Company's consolidated statement of operations.

COMCAST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994 (Continued)


     As of December 31, 1996 and 1995, the estimated fair value of the liabilities related to the FX Calls, as recorded in the Company's consolidated balance sheet, was $12.2 million and $5.8 million, respectively. Changes in fair value between measurement dates relating to the FX Calls resulted in exchange losses of $2.2 million during the year ended December 31, 1996 in the Company's consolidated statement of operations. There were no significant exchange gains or losses relating to these contracts during the year ended December 31, 1995.

     Estimated Fair Value
     The Company's long-term debt had estimated fair values of $7.323 billion and $7.089 billion as of December 31, 1996 and 1995, respectively. The estimated fair value of the Company's publicly traded debt is based on quoted market prices for that debt. Interest rates that are currently available to the Company for issuance of debt with similar terms and remaining maturities are used to estimate fair value for debt issues for which quoted market prices are not available.

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

     As of December 31, 1996, $376.8 million of the Company's cash, cash equivalents and short-term investments is restricted to use by subsidiaries of the Company under contractual or other arrangements, including $213.7 million which is restricted to use by Comcast UK Cable.

     Restricted net assets of the Company's subsidiaries were approximately $2.4 billion as of December 31, 1996. The restricted net assets of subsidiaries exceeds the Company's consolidated net assets as certain of the Company's subsidiaries have a stockholders' deficiency.

     Lines and Letters of Credit
     As of February 1, 1997, certain subsidiaries of the Company had unused lines of credit of $1.679 billion. The availability and use of these unused lines of credit is restricted by the covenants of the related debt agreements and to subsidiary general purposes and dividend declaration. In addition, of the total unused lines of credit, $625.0 million was established by a subsidiary for debt refinancing.

     As of December 31, 1996, the Company and certain of its subsidiaries had unused irrevocable standby letters of credit totaling $102.3 million to cover potential fundings associated with several projects.

6.   STOCKHOLDERS' EQUITY (DEFICIENCY)

     Preferred Stock
     The Company is authorized to issue, in one or more series, up to a maximum of 20.0 million shares of preferred stock without par value. The shares can be issued with such designations, preferences, qualifications, privileges, limitations, restrictions, options, conversion rights and other special or related rights as the Company's Board of Directors (the "Board") shall from time to time fix by resolution.

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

COMCAST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994 (Continued)


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

     As of December 31,  1996,  20.7  million  shares of Class A Special  Common
     Stock  were  reserved  for  issuance  upon   conversion  of  the  Company's
     convertible subordinated debentures.

     Repurchase Program
     Concurrent with the announcement of the Scripps Acquisition in October 1995, the Company announced that its Board authorized a market repurchase program (the "Repurchase Program") pursuant to which the Company may purchase, at such times and on such terms as it deems appropriate, up to $500.0 million of its outstanding common stock, subject to certain restrictions and market conditions. During the years ended December 31, 1996 and 1995, the Company repurchased 10.5 million shares and 680,000 shares, respectively, of its common stock for aggregate consideration of $180.0 million and $12.4 million, respectively, pursuant to the Repurchase Program. During January 1997, the Company repurchased an additional 450,000 shares of its common stock for aggregate consideration of $7.6 million. The Repurchase Program will terminate in May 1997. In addition, as of December 31, 1996, the Company has put options outstanding on 4.0 million shares of its Class A Special Common Stock (see Note 9).

     Share Exchange
     In December 1995, the Company issued 751,000 shares of its Class A Special Common Stock to the Company's Retirement-Investment Plan in exchange for an equivalent number of shares of its Class A Common Stock held as an investment of the Plan. The Class A Common Stock was subsequently retired.

     Stock-Based Compensation Plans
     As of December 31, 1996, the Company and its subsidiaries have several stock-based compensation plans for certain employees, officers, directors and other persons designated by the applicable compensation committees of the Boards of Directors of the Company and its subsidiaries. These plans are described below.

     Comcast Option Plan. The Company maintains qualified and nonqualified stock option plans for certain employees, directors and other persons under which fixed stock options are granted and the option price is not less than the fair value of a share of the underlying stock at the date of grant (collectively, the "Comcast Option Plan"). Under the Comcast Option Plan,
     36.1 million shares of Class A Special Common Stock and 658,000 shares of Class B Common Stock were reserved as of December 31, 1996. Option terms are generally from five to 10 1/2 years, with options generally becoming exercisable between two and 9 1/2 years from the date of grant.

COMCAST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994 (Continued)


     A summary of the activity of the Comcast Option Plan as of and for the years ended December 31, 1996, 1995, and 1994 is presented below (options in thousands):

                                                  1996                    1995                    1994
                                                      Weighted-               Weighted-               Weighted-
                                                       Average                 Average                 Average
                                                      Exercise                Exercise                Exercise
                                            Options     Price       Options     Price       Options     Price
     Class A Special Common Stock
     Outstanding at
       beginning of year                   14,208     $14.25       11,868     $13.73          7,512      $9.34
     Granted                                1,308      17.41        2,899      15.88          5,165      19.61
     Exercised                               (199)      8.72         (267)      9.13           (527)      8.55
     Canceled                                (466)     16.08         (292)     15.42           (282)     13.84
                                           ------                  ------                     -----
     Outstanding at
       end of year                         14,851      14.54       14,208      14.25         11,868      13.73
                                           ======                  ======                     =====

     Exercisable at end of year             6,875     $13.40        5,812     $13.13          4,950     $13.12
                                           ======                  ======                     =====


     Class A Common Stock
     Outstanding at
       beginning of year                      229      $4.87          362      $4.74            468      $4.57
     Exercised                               (229)      4.87         (129)      4.52            (81)      3.71
     Canceled                                                          (4)      4.92            (25)      4.84
                                           ------                  ------                     -----
     Outstanding at
       end of year                                                    229       4.87            362       4.74
                                           ======                  ======                     =====

     Exercisable at end of year                                       226      $4.86            206      $4.66
                                           ======                  ======                     =====


     Class B Common Stock
     Outstanding at beginning
       and end of year                        658      $5.70          658      $5.70            658      $5.70
                                           ======                  ======                     =====


     Exercisable at end of year               658      $5.70          557      $5.45            304      $5.59
                                           ======                  ======                     =====

COMCAST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994 (Continued)


     The following table summarizes information about the Class A Special Common Stock options outstanding under the Comcast Option Plan as of December 31, 1996 (options in thousands):

                                       Options Outstanding                         Options Exercisable
                                             Weighted-
     Range of               Number            Average         Weighted-          Number          Weighted-
     Exercise             Outstanding        Remaining         Average         Exercisable        Average
     Prices               at 12/31/96    Contractual Life  Exercise Price      at 12/31/96    Exercise Price
     $6.22 to $9.92           2,851         2.8 Years            $7.14            1,811            $7.12
     $10.17 to $14.63         3,828         5.3 Years            11.78            2,247            11.14
     $15.00 to $17.63         2,652         8.7 Years            15.95               59            15.57
     $17.75 to $23.28         5,520         5.6 Years            19.61            2,758            19.33
                             ------                                               -----
                             14,851                                               6,875
                             ======                                               =====


     The weighted-average fair value at date of grant of a Class A Special Common Stock option granted under the Comcast Option Plan during 1996 and 1995 was $9.71 and $9.67, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1996 and 1995: dividend yield of .53% and .65% for 1996 and 1995, respectively; expected volatility of 34.9% and 40.7% for 1996 and 1995, respectively; risk-free interest rate of 6.8% and 7.6% for 1996 and 1995, respectively; expected option lives of 9.9 years and 10.2 years for 1996 and 1995, respectively; and a forfeiture rate of 3.0% for both years.

     QVC Tandem Plan. QVC established a qualified and nonqualified combination stock option/Stock Appreciation Rights ("SAR") plan (collectively, the "QVC Tandem Plan") during 1995 for employees, officers, directors and other persons designated by the Compensation Committee of QVC's Board of Directors. Under the QVC Tandem Plan, the option price is generally not less than the fair value, as determined by an independent appraisal, of a share of the underlying common stock of QVC (the "QVC Common Stock") at the date of grant. As of the latest valuation date, the fair value of a share of QVC Common Stock was $585.19. If the SAR feature of the QVC Tandem Plan is elected by the eligible participant, the participant receives 75% of the excess of the fair value of a share of QVC Common Stock over the exercise price of the option to which it is attached at the exercise date. Option holders have stated an intention not to exercise the SAR feature of the QVC Tandem Plan. Because the exercise of the option component is more likely than the exercise of the SAR feature, compensation expense is measured based on the stock option component. Under the QVC Tandem Plan, option/SAR terms are ten years from the date of grant, with options/SARs generally becoming exercisable over four years from the date of grant. As of December 31, 1996, 263,000 shares of QVC Common Stock were reserved under the plan. Compensation expense of $4.0 million was recorded under this plan during the year ended December 31, 1996. No compensation expense was recognized under this plan during the year ended December 31, 1995.

COMCAST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994 (Continued)


     A summary of the activity of the QVC Tandem Plan as of and for the years ended December 31, 1996 and 1995 is presented below (options/SARs in thousands):

                                           1996                      1995
                                               Weighted-                 Weighted-
                                                Average                   Average
                                    Options/   Exercise      Options/    Exercise
                                      SARs       Price         SARs        Price
     Outstanding at
        beginning of year                142   $177.05
     Granted                              26    271.23             142    $177.05
     Canceled                             (4)   177.05
                                       -----                     -----

     Outstanding at
        end of year                      164    192.16             142     177.05
                                       =====                     =====


     Exercisable at end of year           36   $177.05
                                       =====

     The  following  table   summarizes   information   about  the  options/SARs
     outstanding under the QVC Tandem Plan as of December 31, 1996 (options/SARs in thousands):

                                            Options/SARs Outstanding        Options/SARs Exercisable
                                                          Weighted-
                                         Number            Average                  Number
     Exercise                          Outstanding        Remaining              Exercisable
     Price                             at 12/31/96    Contractual Life           at 12/31/96
      $177.05                               157          8.3 Years                     36
       522.31                                 3          9.5 Years
       585.19                                 4          9.8 Years
                                          -----                                     -----
                                            164                                        36
                                          =====                                     =====

     The weighted-average fair value at date of grant of a QVC Common Stock option/SAR granted during 1996 and 1995 was $385.13 and $96.05, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1996 and 1995: no dividend yield for both years; expected volatility of 20% for both years; risk-free interest rate of 6.8% and 7.5% for 1996 and 1995, respectively; expected option lives of 10 years for both 1996 and 1995; and a forfeiture rate of 3.0% for both years.

     Had compensation expense for the Company's two aforementioned stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans under the provisions of SFAS No. 123, the Company's net loss and net loss per share would have been increased to the pro forma amounts indicated below (dollars in millions, except per share data):

                                               1996              1995
     Net loss -- As reported                  ($53.5)           ($43.9)
     Net loss -- Pro forma                     (61.0)            (50.7)

     Net loss per share -- As reported         ($.21)            ($.18)
     Net loss per share -- Pro forma            (.24)             (.21)

     The pro forma effect on net loss and net loss per share for 1996 and 1995 by applying SFAS No. 123 may not be indicative of the pro forma effect on net income or loss in future years since SFAS No. 123 does not take

COMCAST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994 (Continued)


     into consideration pro forma compensation expense related to awards made prior to January 1, 1995 and since additional awards in future years are anticipated.

     Other Stock-Based Compensation Plans

     The Company maintains a restricted stock program under which management employees may be granted restricted shares of the Company's Class A Special Common Stock. The shares awarded vest annually, generally over a period not to exceed five years from the date of the award, and do not have voting or dividend rights until vesting occurs. At December 31, 1996, there were 1.4 million unvested shares granted under the program, of which 281,000 vested in January 1997. During the years ended December 31, 1996 and 1995, 951,000 and 135,000 shares were granted under the program, respectively, with a weighted-average grant date market value of $19.16 and $20.61 per share, respectively. Compensation expense recognized during the years ended December 31, 1996, 1995, and 1994 under this program was $5.5 million, $4.6 million, and $4.4 million, respectively. There was no significant difference between the amount of compensation expense recognized by the Company during the years ended December 31, 1996 and 1995 and the amount that would have been recognized had compensation expense been determined under the provisions of SFAS 123.

     The Company and QVC established SAR plans during 1996 and 1995 for certain employees, officers, directors, and other persons (the "QVC SAR Plans"). Under the QVC SAR Plans, eligible participants are entitled to receive a cash payment from the Company or QVC equal to 100% of the excess, if any, of the fair value of a share of QVC Common Stock at the exercise date over the fair value of such a share at the grant date. The SARs have a term of ten years from the date of grant and become exercisable over four to five years from the date of grant. During each of the years ended December 31, 1996 and 1995, 11,000 SARs were awarded and 21,000 SARs were outstanding at December 31, 1996, of which 3,000 were exercisable. Compensation expense related to the plans of $4.5 million and $1.1 million was recorded during the years ended December 31, 1996 and 1995, respectively. There was no significant difference between the amount of compensation expense recognized and the amount that would have been recognized had compensation expense been determined under the provisions of SFAS 123.

7.   INCOME TAXES

     As a result of the Company's recent acquisitions, the Company's deferred income tax liability and deferred charges were increased for temporary differences between the financial reporting basis and the income tax reporting basis of the assets acquired at the dates of their acquisition, as described below (dollars in millions):

                                                                     Year Ended December 31,
                                                            1996              1995             1994
     Scripps Cable...................................       $499.2
     Interest in Comcast-Spectacor...................         36.4
     QVC.............................................                          $45.7
     Maclean Hunter..................................                                          $488.0

     At their dates of acquisition, Scripps Cable and QVC had net deferred income tax liabilities of $101.7 million and $33.2 million, respectively, which were assumed by the Company.

     The Company joins with its 80% or more owned subsidiaries in filing consolidated federal income tax returns. Both QVC and the direct subsidiary of the LLC file separate consolidated federal income tax returns. The increases in the Company's consolidated current federal income tax expense, shown in the table below, is primarily attributable to QVC's federal income tax expense being consolidated with the Company's for financial reporting purposes.

COMCAST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994 (Continued)


     Income tax expense (benefit) consists of the following components:

                                                                             Year Ended December 31,
                                                                     1996             1995                1994
                                                                              (Dollars in millions)
     Current expense
     Federal....................................................     $82.0             $45.2              $8.1
     State......................................................      23.3              14.3              12.4
                                                                     -----             -----             -----

                                                                     105.3              59.5              20.5
                                                                     -----             -----             -----

     Deferred expense (benefit)
     Federal....................................................     (20.4)            (22.0)            (27.9)
     State......................................................      (0.5)              4.6              (1.8)
                                                                     -----             -----             -----

                                                                     (20.9)            (17.4)            (29.7)
                                                                     -----             -----             -----

     Income tax expense (benefit)...............................     $84.4             $42.1             ($9.2)
                                                                     =====             =====             =====

     The effective income tax expense (benefit) of the Company differs from the statutory amount because of the effect of the following items:

                                                                             Year Ended December 31,
                                                                     1996             1995                1994
                                                                              (Dollars in millions)
     Federal tax at statutory rate..............................     ($5.6)           ($15.9)           ($31.5)
     Non-deductible depreciation and amortization...............      32.0              23.7               3.2
     State income taxes, net of federal benefit.................      14.8              12.3               6.9
     Non-deductible foreign losses and equity in
       net losses of affiliates.................................      27.5              17.3              10.6
     Additions to valuation allowance...........................      18.3               1.4               0.6
     Other......................................................      (2.6)              3.3               1.0
                                                                     -----             -----             -----

     Income tax expense (benefit)...............................     $84.4             $42.1             ($9.2)
                                                                     =====             =====             =====

COMCAST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994 (Continued)


     Deferred income tax benefit resulted from the following differences between financial and income tax reporting:

                                                                             Year Ended December 31,
                                                                     1996             1995              1994
                                                                              (Dollars in millions)
     Depreciation and amortization.........................         ($60.2)           ($68.3)           ($36.3)
     Accrued expenses not currently deductible.............           (6.3)             (2.7)            (22.3)
     Non-deductible reserves for bad debts,
       obsolete inventory and sales returns................          (11.0)            (14.2)
     Non-taxable temporary differences associated
       with sale or exchange of securities.................           30.9              22.7
     Losses (income) from affiliated partnerships..........           25.6              (2.4)             (1.0)
     Utilization of net operating loss carryforwards.......                             41.0              28.3
     Deferred tax assets arising from current
       period losses ......................................          (23.0)            (10.0)
     Change in valuation allowance and other...............           23.1              16.5               1.6
                                                                    ------            ------            ------


     Deferred income tax benefit...........................         ($20.9)           ($17.4)           ($29.7)
                                                                    ======            ======            ======

     Significant components of the Company's net deferred tax liability are as follows:

                                                                       December 31,
                                                                   1996             1995
                                                                   (Dollars in millions)
     Deferred tax assets:
       Net operating loss carryforwards....................         $280.9            $257.9
       Differences between book and
         tax basis of property and equipment
         and deferred charges..............................           24.5              26.8
       Reserves for bad debts, obsolete inventory
         and sales returns.................................           73.9              62.9
       Other...............................................           49.7              43.3
       Less: Valuation allowance...........................         (263.2)           (244.9)
                                                                  --------          --------
                                                                     165.8             146.0
                                                                  --------          --------

     Deferred tax liabilities, principally
       differences between book and tax
       basis of property and equipment and
       deferred charges....................................        2,228.3           1,604.2
                                                                  --------          --------
     Net deferred tax liability............................       $2,062.5          $1,458.2
                                                                  ========          ========


     The deferred tax liability is net of deferred tax assets of $78.0 million and $59.8 million as of December 31, 1996 and 1995, respectively, which are included in other current assets in the Company's consolidated balance sheet. The Company's valuation allowance against deferred tax assets includes approximately $120.0 million for which any subsequent tax benefits recognized will be allocated to reduce goodwill and other noncurrent intangible assets. For income tax reporting purposes, the subsidiaries of the LLC have net operating loss carryforwards of approximately $28.0 million for which a deferred tax asset has been recorded, which expire primarily in 2010 and 2011. Remaining net operating loss carryforwards, for which valuation allowances have been established, expire in periods through 2011.

COMCAST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994 (Continued)


8.   STATEMENT OF CASH FLOWS - SUPPLEMENTAL INFORMATION

     The Company made cash payments for interest of $456.8 million, $459.1 million and $261.6 million during the years ended December 31, 1996, 1995 and 1994, respectively.

     The Company made cash payments for income taxes of $101.4 million and $35.4 million during the years ended December 31, 1996 and 1995, respectively. Cash payments for income taxes during the year ended December 31, 1994 were not significant.

9.   COMMITMENTS AND CONTINGENCIES

     Commitments
     Beginning in January 1998, the Company has the right to purchase the minority interests in Comcast-Spectacor from the Minority Group for the Minority Group's pro rata portion of the fair market value (on a going concern basis as determined by an appraisal process) of Comcast-Spectacor. The Minority Group also has the right (together with the Company's right, the "Exit Rights") to require the Company to purchase its interests under the same terms. The Company may pay the Minority Group for such interests in shares of the Company's Class A Special Common Stock, subject to certain restrictions. If the Minority Group exercises its Exit Rights and the Company elects not to purchase their interest, the Company and the Minority Group will use their best efforts to sell Comcast-Spectacor.

     Assuming consummation of the E! Acquisition, after the 18 month anniversary of the closing date of the E! Acquisition, Disney, in certain circumstances, is entitled to cause Newco to purchase Disney's entire interest in Newco at its then fair market value (as determined by an appraisal process). If Newco elects not to purchase Disney's interests, Disney has the right, at its option, to purchase either the Company's entire interest in Newco or all of the shares of stock of E! Entertainment held by Newco, in each case at fair market value. In the event that Disney exercises its rights, as described above, a portion or all of the Disney Notes may be replaced with a three year note due to Disney.

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

     As part of the Repurchase Program, the Company sold put options on 1.0 million and 3.0 million shares of its Class A Special Common Stock during the years ended December 31, 1996 and 1995, respectively. The put options give the holders the right to require the Company to repurchase such shares at specified prices on specific dates in January through March 1997. As of December 31, 1996, the Company has reclassified $69.6

COMCAST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994 (Continued)


     million, the amount it would be obligated to pay to repurchase such shares upon exercise of the put options, to a temporary equity account in its consolidated balance sheet. The temporary equity related to these shares will be reclassified to additional capital in the first quarter of 1997 upon expiration or settlement of the options. The difference between the proceeds received from the sale of these put options and their estimated fair value was not significant as of December 31, 1996 and 1995.

     Minimum annual rental commitments for office space and equipment under noncancellable operating leases as of December 31, 1996 are as follows:

                                                             (Dollars
                                                            in millions)

                1997                                           $52.4
                1998                                            48.7
                1999                                            42.5
                2000                                            36.3
                2001                                            36.2
                Thereafter                                     159.8

     Rental expense of $54.7 million, $44.6 million and $21.9 million for 1996, 1995 and 1994, respectively, has been charged to operations.

     Contingencies
     The Company has an agreement with an unrelated third party which provides for the sale and servicing of accounts receivable relating to the Company's electronic retailing operations. The Company sold accounts receivable at face value of $687.0 million and $530.2 million under this agreement in 1996 and 1995, respectively. The Company remains obligated to repurchase uncollectible accounts pursuant to the recourse provisions of the agreement and is required to maintain a specified percentage of all outstanding receivables under the program as a deposit with the third party to secure its obligations under the agreement.

     The uncollected balance of accounts receivable sold under this program was $317.7 million and $283.1 million as of December 31, 1996 and 1995, respectively, of which $284.5 million and $234.5 million, respectively, represent deposits under the agreement, that are included in accounts receivable. Total recorded reserves relating to the possible repurchase of uncollectible accounts was $73.2 million and $71.6 million as of December 31, 1996 and 1995, respectively. The receivables sold under the program are considered, for financial reporting purposes, to be financial instruments with off-balance sheet risk. The carrying value of accounts receivable, adjusted for the reserves described above, approximates fair value as of December 31, 1996 and 1995.

     The Company is subject to claims which arise in the ordinary course of its business and other legal proceedings. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial position, results of operations or liquidity of the Company.

     The Company has settled the majority of outstanding proceedings challenging its rates charged for regulated cable services. In December 1995, the FCC adopted an order approving a negotiated settlement of rate complaints pending against the Company for cable programming service tiers ("CPSTs") which provided $6.6 million in refunds, plus interest, given in the form of bill credits during 1996, to 1.3 million of the Company's cable subscribers. As part of the negotiated settlement, the Company agreed to forego certain inflation and external cost adjustments for systems covered by its cost-of-service filings for CPSTs. The Company currently is seeking to justify rates for basic cable services and equipment in certain of its cable systems in the State of Connecticut on the basis of a cost-of-service showing. The State of Connecticut has ordered the Company to reduce such rates and to make refunds to subscribers. The Company has appealed the Connecticut decision to the FCC. Recent pronouncements from the FCC, which generally support the Company's position on appeal, have caused the State of Connecticut to reexamine its prior ruling. While the Company cannot predict the

COMCAST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994 (Continued)


     outcome of this action, the Company believes that the ultimate resolution of these pending regulatory matters will not have a material adverse impact on the Company's financial position, results of operations or liquidity.

10.  FINANCIAL DATA BY BUSINESS SEGMENT

     The following represents the Company's significant business segments, including: "Domestic Cable Communications," the most significant of the Company's wired telecommunications operations; "Electronic Retailing," the most significant of the Company's content businesses; and "Cellular Communications," the most significant of the Company's wireless telecommunications operations. The remaining components of the Company's operations are not independently significant to the Company's consolidated financial position or results of operations and are included under the caption "Corporate and Other" (dollars in millions).

                                                   Domestic
                                                     Cable       Electronic     Cellular      Corporate
                                                Communications    Retailing  Communications  and Other(1)      Total
   1996
   Revenues....................................     $1,640.9      $1,835.8        $426.1         $135.6      $4,038.4
   Depreciation and amortization...............        416.2         107.7         117.2           57.2         698.3
   Operating income (loss).....................        393.8         192.6          43.0         (120.5)        508.9
   Interest expense............................        228.3          65.2          92.4          154.9         540.8
   Assets......................................      6,938.3       2,162.7       1,368.3        1,619.3      12,088.6
   Long-term debt..............................      3,078.1         842.6       1,104.4        2,077.6       7,102.7
   Capital expenditures........................        290.9          63.6         116.0          199.9         670.4
   Equity in net (losses) income of
     affiliates................................        (22.1)          0.2                       (122.9)       (144.8)

   1995
   Revenues....................................     $1,454.9      $1,487.7        $374.9          $45.4      $3,362.9
   Depreciation and amortization...............        372.5          86.1         205.7           24.7         689.0
   Operating income (loss).....................        346.0         145.8         (67.9)         (94.1)        329.8
   Interest expense............................        245.6          75.3          74.7          129.1         524.7
   Assets......................................      4,531.1       2,096.4       1,349.4        1,603.4       9,580.3
   Long-term debt..............................      2,984.2         911.3         928.9        2,119.4       6,943.8
   Capital expenditures........................        237.8          28.1         228.7          128.4         623.0
   Equity in net (losses) income of
     affiliates................................        (17.6)          0.3                        (69.3)        (86.6)

   1994
   Revenues....................................     $1,065.3        $             $286.1          $23.9      $1,375.3
   Depreciation and amortization...............        229.5                        89.9           17.1         336.5
   Operating income (loss).....................        288.0                        26.4          (74.6)        239.8
   Interest expense............................        151.1                        58.6          103.7         313.4
   Assets......................................      4,504.8          84.1       1,203.2          970.9       6,763.0
   Long-term debt..............................      2,852.9                       744.5        1,213.1       4,810.5
   Capital expenditures........................        171.7                        71.9           26.3         269.9
   Equity in net (losses) income of
     affiliates................................         (8.3)         11.2                        (43.8)        (40.9)

--------------
(1) Corporate and other includes certain elimination entries related to the segments presented.

COMCAST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1996, 1995 and 1994 (Concluded)

11.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                                  First         Second           Third         Fourth         Total
                                                 Quarter        Quarter       Quarter (2)    Quarter (5)       Year
                                                                    (Dollars in millions, except per share data)
   1996

   Revenues.................................     $950.7          $945.6         $974.6       $1,167.5        $4,038.4
   Operating income before
     depreciation and amortization (1)......      270.1           296.1          295.8          345.2         1,207.2
   Operating income.........................      113.3           128.7          129.1          137.8           508.9
   (Loss) income before extraordinary
     item (4)...............................      (34.6)           17.8          (10.0)         (25.7)          (52.5)
   Extraordinary item.......................                       (1.0)                                         (1.0)
   Net (loss) income (4)....................      (34.6)           16.8          (10.0)         (25.7)          (53.5)
   (Loss) income per share before
     extraordinary item.....................       (.14)            .07           (.04)          (.10)           (.21)
   Extraordinary item per share.............
   Net (loss) income per share..............       (.14)            .07           (.04)          (.10)           (.21)
   Cash dividends per share.................      .0233           .0233          .0233          .0233           .0933

   1995

   Revenues.................................     $663.6          $823.6         $870.2       $1,005.5        $3,362.9
   Operating income before
     depreciation and amortization (1)......      219.6           260.8          264.1          274.3         1,018.8
   Operating income (3).....................      (23.9)          117.3          116.5          119.9           329.8
   Loss before extraordinary items (3)......       (0.6)          (29.3)          (2.0)          (5.9)          (37.8)
   Extraordinary items......................                                      (5.4)          (0.7)           (6.1)
   Net loss (3).............................       (0.6)          (29.3)          (7.4)          (6.6)          (43.9)
   Loss per share before
     extraordinary items....................                       (.12)          (.01)          (.03)           (.16)
   Extraordinary items per share............                                      (.02)                          (.02)
   Net loss per share.......................                       (.12)          (.03)          (.03)           (.18)
   Cash dividends per share.................      .0233           .0233          .0233          .0233           .0933

--------------
(1) Operating income before depreciation and amortization is commonly referred to in the Company's businesses as "operating cash flow." Operating cash flow is a measure of a company's ability to generate cash to service its obligations, including debt service obligations, and to finance capital and other expenditures. In part due to the capital intensive nature of the Company's businesses and the resulting significant level of non-cash depreciation and amortization expense, operating cash flow is frequently used as one of the bases for comparing businesses in the Company's industries. Operating cash flow does not purport to represent net income or net cash provided by operating activities, as those terms are defined under generally accepted accounting principles, and should not be considered as an alternative to such measurements as an indicator of the Company's performance.
(2) Results of operations for the third quarter of 1995 were affected by premiums paid and losses incurred in connection with the redemption of certain of the Company's debt, shown as extraordinary items in the Company's consolidated statement of operations.
(3) Results of operations were affected by the Cellular Rebuild and the Heritage Transaction in the first quarter of 1995 and by the sale of Nextel shares in the third quarter of 1995 (see Notes 3 and 4).
(4) Results of operations were affected by the TCGI Gain and the sale of Nextel shares in the second quarter of 1996 (see Note 4).
(5) Results of operations for the fourth quarter of 1996 includes the results of operations of Scripps Cable, which have been consolidated effective November 1, 1996, and the gain on the Exchange (see Notes 3 and 4). The Company's consolidated results of operations for the fourth quarter of 1996 and 1995 are also affected by the seasonality of the Company's electronic retailing operations.

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

The information called for by Item 10, Directors and Executive Officers of the Registrant (except for the information regarding executive officers called for by Item 401 of Regulation S-K which is included in Part I hereof as Item 4A in accordance with General Instruction G(3)), Item 11, Executive Compensation, Item 12, Security Ownership of Certain Beneficial Owners and Management, and Item 13, Certain Relationships and Related Transactions, is hereby incorporated by reference to the Registrant's definitive Proxy Statement for its Annual Meeting of Shareholders presently scheduled to be held in June 1997, which shall be filed with the Securities and Exchange Commission within 120 days of the end of the Registrant's latest fiscal year.

                                     PART IV


ITEM 14   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) The following consolidated financial statements of the Company are included in Part II, Item 8:

          Independent Auditors' Report.......................................40
          Consolidated Balance Sheet--December 31, 1996 and 1995.............41
          Consolidated Statement of Operations--Years
            Ended December 31, 1996, 1995 and 1994...........................42
          Consolidated Statement of Cash Flows--Years
            Ended December 31, 1996, 1995 and 1994...........................43
          Consolidated Statement of Stockholders' Equity
            (Deficiency)--Years Ended December 31, 1996,
            1995 and 1994....................................................44
          Notes to Consolidated Financial Statements.........................45

     (b) (i) The following financial statement schedules required to be filed by Items 8 and 14(d) of Form 10-K are included in Part IV:

               Schedule I -- Condensed Financial Information of Registrant
                    Unconsolidated (Parent Only)
               Schedule II -- Valuation and Qualifying Accounts

               All other schedules are omitted because they are not applicable, not required or the required information is included in the consolidated financial statements or notes thereto.

     (c)  Exhibits required to be filed by Item 601 of Regulation S-K:

          3.1(a) Amended and Restated Articles of Incorporation filed on July 24, 1990 (incorporated by reference to Exhibit 3.1(a) to the Company's Annual Report on Form 10-K for the year ended December 31, 1995).

          3.1(b) Amendment to Restated Articles of Incorporation filed on July 14, 1994 (incorporated by reference to Exhibit 3.1(b) to the Company's Annual Report on Form 10-K for the year ended December 31, 1995).

          3.1(c) Amendment to Restated Articles of Incorporation filed on July 12, 1995 (incorporated by reference to Exhibit 3.1(c) to the Company's Annual Report on Form 10-K for the year ended December 31, 1995).

          3.1(d) Amendment to Restated Articles of Incorporation filed on June 24, 1996 (incorporated by reference to Exhibit 4.1(d) to the Company's Registration Statement on Form S-3, as amended, filed on July 16, 1996).

          3.2       Amended and Restated By-Laws (incorporated by reference to
                    Exhibit 3(ii) to the Company's Annual Report on Form 10-K for the year ended December 31, 1993).

          4.1 Specimen Class A Common Stock Certificate (incorporated by reference to Exhibit 2(a) to the Company's Registration Statement on Form S-7 filed on September 17, 1980, File No. 2- 69178).

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

          4.5 Indenture, dated as of October 17, 1991, between the Company and Morgan Guaranty Trust Company of New York, as Trustee (incorporated by reference to Exhibit 2 to the Company's Current Report on Form 8-K filed on October 31, 1991).

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

          4.9 Indenture, dated as of February 20, 1991, between the Company and Bankers Trust Company, as Trustee (incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-3, File No. 33-32830, filed on January 11, 1990).

          4.10 Form of Debenture relating the Company's 3-3/8% / 5-1/2% Step-up Convertible Subordinated Debentures Due 2005 (incorporated by reference to Exhibit 4(14) to the Company's Annual Report on Form 10-K for the year ended December 31,
                    1993).

          4.11 Form of Debenture relating to the Company's 1-1/8% Discount Convertible Subordinated Debentures Due 2007 (incorporated by reference to Exhibit 4 to the Company's Current Report on Form 8-K filed on November 15, 1993).

          4.12 Form of Debenture relating to the Company's $250.0 million 9-3/8% Senior Subordinated Debentures due 2005 (incorporated by reference to Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995).

          4.13 Form of Debenture relating to the Company's $250.0 million 9-1/8% Senior Subordinated Debentures due 2006 (incorporated by reference to Exhibit 4.13 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995).

          4.14 Indenture dated as of November 15, 1995, between Comcast UK Cable Partners Limited and Bank of Montreal Trust Company, as Trustee, in respect of Comcast UK Cable Partners Limited's 11.20% Senior Discount Debentures due 2007 (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1 (File No. 33-96932) of Comcast UK Cable Partners Limited).

          4.14(a) Form of Debenture relating to Comcast UK Cable Partners Limited's 11.20% Senior Discount Debentures due 2007 (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-1 (File No. 33-96932) of Comcast UK Cable Partners Limited).

          4.15 Form of Statement of Designations, Preferences and Rights of 5% Series A Convertible Preferred Stock of the Company (incorporated by reference to Exhibit 4.1(e) to the Company's Registration Statement on Form S-3 filed on July 16, 1996).

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

          10.3* Comcast Corporation 1986 Non-Qualified Stock Option Plan, as amended and restated, effective December 10, 1996.

          10.4* Comcast Corporation 1987 Stock Option Plan, as amended and restated, effective December 10, 1996.

          10.5* Comcast Corporation 1996 Stock Option Plan, as amended and restated, effective December 10, 1996.

          10.6* Comcast Corporation 1996 Deferred Compensation Plan, as amended and restated, effective December 10, 1996 (incorporated by reference to Exhibit 10 to the Company's Registration Statement on Form S-8 filed on December 24,
                    1996).

          10.7* Comcast Corporation 1990 Restricted Stock Plan, as amended and restated, effective December 18, 1996.

          10.8* 1992 Executive Split Dollar Insurance Plan (incorporated by reference to Exhibit 10(12) to the Company's Annual Report on Form 10-K for the year ended December 31, 1992).

          10.9* Comcast Corporation 1996 Cash Bonus Plan, as amended and restated, effective December 10, 1996.

          10.10* Comcast Corporation 1996 Executive Cash Bonus Plan, dated August 15, 1996.



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

          10.12 The Comcast Corporation Retirement-Investment Plan, as amended and restated effective January 1, 1993 (revised through September 30, 1995) (incorporated by reference to
                    Exhibit 10.1 to the Company's Registration Statement on Form S-8 filed on October 5, 1995).

          10.13 Defined Contribution Plans Master Trust Agreement, between Comcast Corporation and State Street Bank and Trust Company (incorporated by reference to Exhibit 10.2 to the Company's Registration Statement on Form S-8 filed on October 5,
                    1995).

          10.14 Tax Sharing Agreement, dated as of December 2, 1992, among Storer Communications, Inc., TKR Cable I, Inc., TKR Cable II, Inc., TKR Cable III, Inc., Tele-Communications, Inc., the Company and each of the Departing Subsidiaries that are signatories thereto (incorporated by reference to Exhibit 4 to the Company's Current Report on Form 8-K filed on December 17, 1992, as amended by Form 8 filed January 8,
                    1993).

          10.15(a) Credit Agreement, dated as of December 2, 1992, among Comcast Storer, Inc. and The Bank of New York, The Bank of Nova Scotia, Canadian Imperial Bank of Commerce, The Chase Manhattan Bank (National Association), Chemical Bank, LTCB Trust Company and The Toronto-Dominion Bank, as managing agents, and The Bank of New York, as administrative agent (incorporated by reference to Exhibit 5 to the Company's Current Report on Form 8-K filed on December 17, 1992, as amended by Form 8 filed January 8, 1993).

          10.15(b)/*/ Amendment No. 1, dated as of November 30, 1994, to the
                    Credit Agreement dated as of December 2, 1992, among Comcast Storer, Inc., the banks named therein and The Bank of New York, as administrative agent.

          10.15(c)/*/ Amendment No. 2, dated as of December 13, 1995, to the
                    Credit Agreement dated as of December 2, 1992, as amended, among Comcast Storer, Inc., the banks named therein and The Bank of New York, as administrative agent.

          10.15(d)/*/ Amendment No. 3 and Waiver, dated as of February 29, 1996, to the Credit Agreement dated as of December 2, 1992, as amended, among Comcast Storer, Inc., the banks named therein and The Bank of New York, as administrative agent.

          10.16 Note Purchase Agreement, dated as of November 15, 1992, among Comcast Storer, Inc., Storer Communications, Inc., Comcast Storer Finance Sub, Inc. and each of the respective purchasers named therein (incorporated by reference to Exhibit 6 to the Company's Current Report on Form 8-K filed on December 17, 1992, as amended by Form 8 filed January 8,
                    1993).

          10.17 Payment Agreement, dated December 2, 1992, among the Company, Comcast Storer, Inc., SCI Holdings, Inc., Storer Communications, Inc. and each of the Remaining Subsidiaries that are signatories thereto (incorporated by reference to Exhibit 7 to the Company's Current Report on Form 8-K filed on December 17, 1992, as amended by Form 8 filed January 8,
                    1993).

          ------------------


          * Constitutes a management contract or compensatory plan or arrangement.

          /*/ Pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K, the Registrant agrees to furnish a copy of the referenced agreement to the Commission upon request.

          10.18 Intercreditor and Collateral Agency Agreement, dated as of December 2, 1992, among Comcast Storer, Inc., Comcast Cable Communications, Inc., Storer Communications, Inc., the banks party to the Credit Agreement dated as of December 2, 1992, the purchasers of the Senior Notes under the separate Note Purchase Agreements each dated as of November 15, 1992, the Senior Lenders (as defined therein) and The Bank of New York as collateral agent for the Senior Lenders (incorporated by reference to Exhibit 8 to the Company's Current Report on Form 8-K filed on December 17, 1992, as amended by Form 8 filed January 8, 1993).

          10.19 Tax Sharing Agreement, dated December 2, 1992, between the Company and Comcast Storer, Inc. (incorporated by reference to Exhibit 9 to the Company's Current Report on Form 8-K filed on December 17, 1992, as amended by Form 8 filed January 8, 1993).

          10.20 Pledge Agreement, dated as of December 2, 1992, between Comcast Cable Communications, Inc. and The Bank of New York (incorporated by reference to Exhibit 10 to the Company's Current Report on Form 8-K filed on December 17, 1992, as amended by Form 8 filed January 8, 1993).

          10.21 Pledge Agreement, dated as of December 2, 1992, between Comcast Storer, Inc. and The Bank of New York (incorporated by reference to Exhibit 11 to the Company's Current Report on Form 8-K filed on December 17, 1992, as amended by Form 8 filed January 8, 1993).

          10.22 Pledge Agreement, dated as of December 2, 1992, between Storer Communications, Inc. and The Bank of New York (incorporated by reference to Exhibit 12 to the Company's Current Report on Form 8-K filed on December 17, 1992, as amended by Form 8 filed January 8, 1993).

          10.23 Note Pledge Agreement, dated as of December 2, 1992, between Comcast Storer, Inc. and The Bank of New York (incorporated by reference to Exhibit 13 to the Company's Current Report on Form 8-K filed on December 17, 1992, as amended by Form 8 filed January 8, 1993).

          10.24 Guaranty Agreement, dated as of December 2, 1992, between Storer Communications, Inc. and The Bank of New York (incorporated by reference to Exhibit 14 to the Company's Current Report on Form 8-K filed on December 17, 1992, as amended by Form 8 filed January 8, 1993).

          10.25 Guaranty Agreement, dated as of December 2, 1992, between Comcast Storer Finance Sub, Inc. and The Bank of New York (incorporated by reference to Exhibit 15 to the Company's Current Report on Form 8-K filed on December 17, 1992, as amended by Form 8 filed January 8, 1993).

          10.26 Amended and Restated Option Agreement, dated September 11, 1995, between Nextel Communications, Inc. and Comcast FCI, Inc. (incorporated by reference to Exhibit M to Amendment No. 15 to the Company's Schedule 13D dated September 13, 1995 filed with respect to Nextel Communications, Inc.).

          10.27(a) Share Purchase Agreement, dated June 18, 1994, between Comcast Corporation and Rogers Communications Inc. (incorporated by reference to Exhibit 10(3) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30,
                    1994).

          10.27(b) First Amendment to Share Purchase Agreement, dated as of December 22, 1994, by and between Comcast Corporation and Rogers Communications Inc., to the Share Purchase Agreement dated June 18, 1994 (incorporated by reference to Exhibit
                    10.9 to the Company's Current Report on Form 8-K filed on January 6, 1995).

          10.28(a) Agreement and Plan of Merger, dated August 4, 1994, among Comcast Corporation, Liberty Media Corporation, Comcast QMerger, Inc. and QVC, Inc. (incorporated by reference to
                    Exhibit 99.49 to Amendment No. 21 to the Schedule 13D of the Company relating to common stock of QVC, Inc. filed on August 8, 1994).

          10.28(b) First Amendment to Agreement and Plan of Merger, dated as of February 3, 1995 (incorporated by reference to Exhibit
                    (c)(35) to Amendment No. 17 to the Tender Offer Statement on
                    Schedule 14D-1 filed on February 6, 1995 by QVC Programming Holdings, Inc., Comcast Corporation and Tele-Communications, Inc. with respect to the tender offer for all outstanding shares of QVC, Inc.).

          10.29 Amended and Restated Stockholders Agreement, dated as of February 9, 1995, among Comcast Corporation, Comcast QVC, Inc., QVC Programming Holdings, Inc., Liberty Media Corporation, QVC Investment, Inc. and Liberty QVC, Inc. (incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995).

          10.30(a) Credit Agreement, dated as of February 15, 1995, among QVC, Inc. and the Banks listed therein (incorporated by reference to Exhibit (b)(6) to Amendment No. 21 to the Tender Offer Statement on Schedule 14D-1 filed on February 17, 1995 by QVC Programming Holdings, Inc., Comcast Corporation and Tele-Communications, Inc. with respect to the tender offer for all outstanding shares of QVC, Inc.).

          10.30(b)/*/ Amendment, dated as of July 19, 1996, to the Credit
                    Agreement, dated as of February 15, 1995, among QVC, Inc. and the Banks listed therein.

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

          10.38 Amended and Restated Agreement of Limited Partnership of MajorCo, L.P., a Delaware Limited Partnership, dated as of January 31, 1996, among Sprint Spectrum, L.P., TCI Network Services, Comcast Telephony Services and Cox Telephony Partnership (incorporated by reference to Exhibit 1 to the Company's Current Report on Form 8-K filed on February 12,
                    1996).

          10.39 Parents Agreement, dated as of January 31, 1996, between Comcast Corporation and Sprint Corporation (incorporated by reference to Exhibit 3 to the Company's Current Report on Form 8-K filed on February 12, 1996).

          10.40 Agreement and Plan of Merger by and among The E.W. Scripps Company, Scripps Howard, Inc., and Comcast Corporation dated as of October 28, 1995 (incorporated by reference to Exhibit
                    2.1 to the Company's Registration Statement on Form S-4 filed, as amended, on November 13, 1996).

          10.41 Voting Agreement by and among Comcast Corporation, The E.W. Scripps Company, Sural Corporation and The Edward W. Scripps Trust, dated as of October 28, 1995 (incorporated by reference to Exhibit 2.2 to the Company's Registration Statement on Form S-4 filed, as amended, on November 13,
                    1996).

          10.42/*/ Credit Agreement, dated as of November 15, 1996, among Comcast SCH Holdings, Inc., the banks listed therein, Nationsbank of Texas, N.A., as Documentation Agent, The Chase Manhattan Bank, as Syndication Agent, The Bank of New York, The Chase Manhattan Bank and Nationsbank of Texas, N.A., as Managing Agents, and The Bank of New York, as Administrative Agent.

          21        List of Subsidiaries.

          23.1      Consents of Arthur Andersen LLP.

          23.2      Consent of Arthur Andersen - Birmingham.

          23.3      Consent of Arthur Andersen - London.

          23.4      Consents of Deloitte & Touche LLP.


          ------------------

          /*/ Pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K, the Registrant agrees to furnish a copy of the referenced agreement to the Commission upon request.

          23.5      Consent of Deloitte & Touche - Birmingham.

          23.6      Consent of Deloitte & Touche - London.

          23.7      Consent of KPMG Peat Marwick LLP.

          23.8      Consent of Price Waterhouse LLP.

          27.1      Financial Data Schedule.

          99.1 Report of Independent Public Accountants to QVC, Inc., as of December 31, 1996 and 1995 and for the year ended December 31, 1996 and for the eleven-month period ended December 31, 1995.

          99.2 Report of Independent Public Accountants to Garden State Cablevision L.P., for the year ended December 31, 1994 (incorporated by reference to Exhibit 99.2 to the Company's Annual Report on Form 10-K for the year ended December 31,
                    1995).

          99.3 Report of Independent Public Accountants to Comcast International Holdings, Inc., for the year ended December 31, 1994 (incorporated by reference to Exhibit 99.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994).

          99.4 Consolidated financial statements of Sprint Spectrum Holding Company, L.P. and subsidiaries, development stage enterprises, as of and for the years ended December 31, 1996 and 1995, for the period from October 24, 1994 (date of inception) to December 31, 1994 and for the cumulative period from October 24, 1994 (date of inception) to December 31, 1996.

          99.5 Consolidated and combined financial statements of Teleport Communications Group, Inc. and its subsidiaries as of December 31, 1996 and 1995 and for the years ended December 31, 1996, 1995 and 1994 (incorporated by reference to Item 8, Financial Statements and Supplementary Data, of the Annual Report on Form 10-K of Teleport Communications Group, Inc. for the year ended December 31, 1996 (File No. 0-20913)).

          99.6 Consolidated financial statements of Birmingham Cable Corporation Limited and subsidiaries as of December 31, 1996 and 1995 and for the years ended December 31, 1996, 1995 and 1994 (incorporated by reference to pages 46 through 57 of the Annual Report on Form 10-K of Comcast UK Cable Partners Limited for the year ended December 31, 1996 (File No. 0-24792)).

          99.7 Consolidated financial statements of Cable London PLC and subsidiaries as of December 31, 1996 and 1995 and for the years ended December 31, 1996, 1995 and 1994 (incorporated by reference to pages 58 through 69 of the Annual Report on Form 10-K of Comcast UK Cable Partners Limited for the year ended December 31, 1996 (File No. 0-24792)).

     (d)  Reports on Form 8-K

          (i) Comcast Corporation filed a Current Report on Form 8-K under Item 5 on November 4, 1996 relating to its earnings release for the quarter ended September 30, 1996.

          (ii) Comcast Corporation filed a Current Report on Form 8-K under Item 2 on November 27, 1996 relating to its purchase of the cable television operations of The E.W. Scripps Company, which included Comcast Corporation's Unaudited Pro Forma Condensed Consolidated Financial Statements as of and for the nine months ended September 30, 1996 and for the year ended December 31, 1995.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in Philadelphia, Pennsylvania on March 31, 1997.

                                         Comcast Corporation



                                         By: /s/ Brian L. Roberts
                                            ------------------------------------
                                            Brian L. Roberts
                                            President and Director


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE                       TITLE                             DATE

/s/ Ralph J. Roberts
---------------------------
Ralph J. Roberts                Chairman of the Board of          March 31, 1997
                                Directors; Director

/s/ Julian A. Brodsky
---------------------------
Julian A. Brodsky               Vice Chairman of the Board of     March 31, 1997
                                Directors; Director

/s/ Brian L. Roberts
---------------------------
Brian L. Roberts                President; Director (Principal    March 31, 1997
                                Executive Officer)

/s/ Lawrence S. Smith
---------------------------
Lawrence S. Smith               Executive Vice President          March 31, 1997
                                (Principal Accounting Officer)

/s/ John R. Alchin
---------------------------
John R. Alchin                  Senior Vice President, Treasurer  March 31, 1997
                                (Principal Financial Officer)

/s/ Daniel Aaron
---------------------------
Daniel Aaron                    Director                          March 31, 1997

/s/ Gustave G. Amsterdam
---------------------------
Gustave G. Amsterdam            Director                          March 31, 1997

/s/ Sheldon M. Bonovitz
---------------------------
Sheldon M. Bonovitz             Director                          March 31, 1997

/s/ Joseph L. Castle II
---------------------------
Joseph L. Castle II             Director                          March 31, 1997

SIGNATURE                       TITLE                             DATE

/s/ Bernard C. Watson
---------------------------
Bernard C. Watson               Director                          March 31, 1997

/s/ Irving A. Wechsler
---------------------------
Irving A. Wechsler              Director                          March 31, 1997

/s/ Anne Wexler
---------------------------
Anne Wexler                     Director                          March 31, 1997

                      COMCAST CORPORATION AND SUBSIDIARIES

                 SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF

                    REGISTRANT UNCONSOLIDATED (PARENT ONLY)

                             CONDENSED BALANCE SHEET

                    (Dollars in millions, except share data)

                                                                                                     December 31,
ASSETS                                                                                     1996                       1995

   Cash and cash equivalents.......................................................          $9.7                      $7.6
   Other current assets............................................................           5.7                       4.2
                                                                                         --------                  --------

       Total current assets........................................................          15.4                      11.8

   Investments in and amounts due from subsidiaries................................
     eliminated upon consolidation.................................................       2,635.5                   1,113.3

   Property and equipment, net.....................................................          30.9                      16.7

   Other assets, net...............................................................          85.8                      73.5
                                                                                         --------                  --------

                                                                                         $2,767.6                  $1,215.3
                                                                                         ========                  ========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

   Accrued interest................................................................         $49.5                     $46.3
   Other current liabilities.......................................................         188.3                     148.7
                                                                                         --------                  --------

       Total current liabilities...................................................         237.8                     195.0
                                                                                         --------                  --------

   Long-term debt..................................................................       1,716.3                   1,702.5
                                                                                         --------                  --------

   Deferred income taxes and other.................................................         192.3                      93.4
                                                                                         --------                  --------

   Common equity put options.......................................................          69.6                      52.1
                                                                                         --------                  --------

   Stockholders' equity (deficiency)
     Preferred stock, no par value - authorized, 20,000,000
       shares; issued 5% series A convertible, 6,370 at
       redemption value............................................................          31.9
     Class A special common stock, $1 par value - authorized,
       500,000,000 shares; issued, 283,281,675 and 192,844,814.....................         283.3                     192.8
     Class A common stock, $1 par value - authorized,
       200,000,000 shares; issued, 33,959,368 and 37,706,517.......................          34.0                      37.7
     Class B common stock, $1 par value - authorized,
       50,000,000 shares; issued, 8,786,250........................................           8.8                       8.8
     Additional capital............................................................       2,327.4                     843.1
     Accumulated deficit...........................................................      (2,127.9)                 (1,914.3)
     Unrealized gains on marketable securities, including
       securities held by subsidiaries.............................................           0.1                      22.2
     Cumulative translation adjustments of subsidiaries............................          (6.0)                    (18.0)
                                                                                         --------                  --------

       Total stockholders' equity (deficiency).....................................         551.6                    (827.7)
                                                                                         --------                  --------

                                                                                         $2,767.6                  $1,215.3
                                                                                         ========                  ========

                      COMCAST CORPORATION AND SUBSIDIARIES

                SCHEDULE I -- CONDENSED FINANCIAL INFORMATION OF

                    REGISTRANT UNCONSOLIDATED (PARENT ONLY)

            CONDENSED STATEMENT OF OPERATIONS AND ACCUMULATED DEFICIT

                      (In millions, except per share data)

                                                                                               Year Ended December 31,
                                                                                      1996              1995             1994
REVENUES, principally intercompany fees eliminated
     upon consolidation.........................................................       $212.0           $192.2            $153.9

GENERAL AND ADMINISTRATIVE EXPENSES.............................................         87.7             76.4              78.7
                                                                                    ---------        ---------         ---------

OPERATING INCOME................................................................        124.3            115.8              75.2

OTHER (INCOME) EXPENSE
     Interest expense, including intercompany interest, net.....................        263.6            214.6             123.0
     Equity in net (income) losses of affiliates and other......................        (37.1)           (22.3)             46.6
                                                                                    ---------        ---------         ---------
                                                                                        226.5            192.3             169.6
                                                                                    ---------        ---------         ---------

LOSS BEFORE INCOME TAX BENEFIT AND
  EXTRAORDINARY ITEMS...........................................................       (102.2)           (76.5)            (94.4)

INCOME TAX BENEFIT..............................................................         48.7             33.2              15.4
                                                                                    ---------        ---------         ---------

LOSS BEFORE EXTRAORDINARY ITEMS.................................................        (53.5)           (43.3)            (79.0)

EXTRAORDINARY ITEMS.............................................................                          (0.6)             (8.0)
                                                                                    ---------        ---------         ---------

NET LOSS........................................................................        (53.5)           (43.9)            (87.0)

ACCUMULATED DEFICIT
     Beginning of year..........................................................     (1,914.3)        (1,827.6)         (1,717.9)
     Retirement of common stock.................................................       (133.3)           (20.4)
     Cash dividends, $.0933 per share per year..................................        (26.8)           (22.4)            (22.7)
                                                                                    ---------        ---------         ---------

     End of year................................................................    ($2,127.9)       ($1,914.3)        ($1,827.6)
                                                                                    =========        =========         =========

                      COMCAST CORPORATION AND SUBSIDIARIES

                SCHEDULE I -- CONDENSED FINANCIAL INFORMATION OF

                    REGISTRANT UNCONSOLIDATED (PARENT ONLY)

                        CONDENSED STATEMENT OF CASH FLOWS

                                  (In millions)

                                                                                               Year Ended December 31,
                                                                                      1996              1995             1994
OPERATING ACTIVITIES
     Net loss...................................................................       ($53.5)          ($43.9)           ($87.0)
     Adjustments to reconcile net loss to net cash
       provided by operating activities:
       Depreciation and amortization............................................          8.9              6.5               4.8
       Non-cash interest expense, net...........................................        136.2            105.5              37.4
       Equity in net (income) losses of affiliates..............................        (36.2)           (17.4)             51.9
       Extraordinary items......................................................                           0.6               8.0
       Deferred income taxes and other..........................................         57.2             33.2               9.4
                                                                                       ------           ------            ------
                                                                                        112.6             84.5              24.5

       Increase in other current assets.........................................         (1.5)            (1.2)             (2.2)
       Increase in accrued interest and other current liabilities...............         42.8             36.7              25.2
                                                                                       ------           ------            ------
         Net cash provided by operating activities..............................        153.9            120.0              47.5
                                                                                       ------           ------            ------

FINANCING ACTIVITIES
     Proceeds from borrowings...................................................                         800.9
     Retirement and repayment of debt...........................................                        (300.9)           (150.0)
     (Repurchases) issuances of common stock, net...............................       (175.9)            (7.1)              2.9
     Dividends..................................................................        (26.8)           (22.4)            (22.7)
     Other......................................................................         43.0             52.5              10.2
                                                                                       ------           ------            ------
         Net cash (used in) provided by financing activities....................       (159.7)           523.0            (159.6)
                                                                                       ------           ------            ------

INVESTING ACTIVITIES
     Net transactions with affiliates...........................................         41.7           (619.1)            155.5
     Capital expenditures.......................................................        (20.8)           (11.9)             (4.4)
     Other......................................................................        (13.0)           (15.7)            (32.2)
                                                                                       ------           ------            ------
         Net cash provided by (used in) investing activities....................          7.9           (646.7)            118.9
                                                                                       ------           ------            ------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS................................          2.1             (3.7)              6.8

CASH AND CASH EQUIVALENTS, beginning of year....................................          7.6             11.3               4.5
                                                                                       ------           ------            ------

CASH AND CASH EQUIVALENTS, end of year..........................................         $9.7             $7.6             $11.3
                                                                                       ======           ======            ======

                      COMCAST CORPORATION AND SUBSIDIARIES

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                  (In millions)

                                                                                    Additions
                                                Balance at         Effect of       Charged to        Deductions         Balance
                                                 Beginning            QVC           Costs and           from            at End
                                                  of Year         Acquisition       Expenses         Reserves(A)        of Year

     Allowance for Doubtful Accounts

              1996                                 $81.3       $                       $65.1           $49.3              $97.1

              1995                                  11.3              57.8              51.4            39.2               81.3

              1994                                  11.8                                21.3            21.8               11.3

     Allowance for Obsolete
       Electronic Retailing Inventories

              1996                                 $28.5       $                       $29.7           $23.5              $34.7

              1995                                                    18.4              28.4            18.3               28.5


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

     10.3* Comcast Corporation 1986 Non-Qualified Stock Option Plan, as amended and restated, effective December 10, 1996.

     10.4* Comcast Corporation 1987 Stock Option Plan, as amended and restated, effective December 10, 1996.

     10.5* Comcast Corporation 1996 Stock Option Plan, as amended and restated, effective December 10, 1996.

     10.7* Comcast Corporation 1990 Restricted Stock Plan, as amended and restated, effective December 18, 1996.

     10.9* Comcast Corporation 1996 Cash Bonus Plan, as amended and restated, effective December 10, 1996.

     10.10* Comcast Corporation 1996 Executive Cash Bonus Plan, dated August 15, 1996.

     10.15(b)/*/    Amendment No. 1, dated as of November 30, 1994, to the
                    Credit Agreement dated as of December 2, 1992, among Comcast
                    Storer, Inc., the banks named therein and The Bank of New
                    York, as administrative agent.

     10.15(c)/*/    Amendment No. 2, dated as of December 13, 1995, to the
                    Credit Agreement dated as of December 2, 1992, as amended, among Comcast Storer, Inc., the banks named therein and The
                    Bank of New York, as administrative agent.

     10.15(d)/*/    Amendment No. 3 and Waiver, dated as of February 29, 1996, to the Credit Agreement dated as of December 2, 1992, as amended, among Comcast Storer, Inc., the banks named therein and The Bank of New York, as administrative agent.

     10.30(b)/*/    Amendment, dated as of July 19, 1996, to the Credit
                    Agreement, dated as of February 15, 1995, among QVC, Inc.
                    and the Banks listed therein.

     10.42/*/ Credit Agreement, dated as of November 15, 1996, among Comcast SCH Holdings, Inc., the banks listed therein, Nationsbank of Texas, N.A., as Documentation Agent, The Chase Manhattan Bank, as Syndication Agent, The Bank of New York, The Chase Manhattan Bank and Nationsbank of Texas, N.A., as Managing Agents, and The Bank of New York, as Administrative Agent.




     --------------
     * Constitutes a management contract or compensatory plan or arrangement.
     /*/ Pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K, the Registrant agrees to furnish a copy of the referenced agreement to the Commission upon request.

     21             List of Subsidiaries.

     23.1           Consents of Arthur Andersen LLP.

     23.2           Consent of Arthur Andersen - Birmingham.

     23.3           Consent of Arthur Andersen - London.

     23.4           Consents of Deloitte & Touche LLP.

     23.5           Consent of Deloitte & Touche - Birmingham.

     23.6           Consent of Deloitte & Touche - London.

     23.7           Consent of KPMG Peat Marwick LLP.

     23.8           Consent of Price Waterhouse LLP.

     27.1           Financial Data Schedule.

     99.1 Report of Independent Public Accountants to QVC, Inc., as of December 31, 1996 and 1995 and for the year ended December 31, 1996 and for the eleven-month period ended December 31, 1995.

     99.4 Consolidated financial statements of Sprint Spectrum Holding Company, L.P. and subsidiaries, development stage enterprises, as of and for the years ended December 31, 1996 and 1995, for the period from October 24, 1994 (date of inception) to December 31, 1994 and for the cumulative period from October 24, 1994 (date of inception) to December 31, 1996.