Form 10-Q
period 1997-03-31
COMCAST CORP
filed 1997-05-15
CIK 22301

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
(X) Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended:
                                 MARCH 31, 1997
                                       OR

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

         Yes  __X__                                         No ____

                           --------------------------

As of March 31, 1997, there were 283,525,310 shares of Class A Special Common Stock, 33,283,729 shares of Class A Common Stock and 8,786,250 shares of Class B Common Stock outstanding.

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 1997

                                TABLE OF CONTENTS


                                                                           Page
                                                                          Number

PART I.   FINANCIAL INFORMATION

          Item 1.   Financial Statements

                    Condensed Consolidated Balance
                    Sheet as of March 31, 1997 and December 31,
                    1996 (Unaudited)..........................................2

                    Condensed Consolidated Statement of
                    Operations and Accumulated Deficit for
                    the Three Months Ended March 31,
                    1997 and 1996 (Unaudited).................................3

                    Condensed Consolidated Statement of Cash
                    Flows for the Three Months Ended March 31, 1997
                    and 1996 (Unaudited)......................................4

                    Notes to Condensed Consolidated
                    Financial Statements (Unaudited).....................5 - 12

          Item 2.   Management's Discussion and Analysis
                    of Financial Condition and Results of
                    Operations..........................................13 - 21

PART II.  OTHER INFORMATION

          Item 1.   Legal Proceedings .......................................22

          Item 6.   Exhibits and Reports on Form 8-K ........................22

          SIGNATURE..........................................................23

                       -----------------------------------

This Quarterly Report on Form 10-Q contains forward looking statements made pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Readers are cautioned that such forward looking statements involve risks and uncertainties which could significantly affect expected results in the future from those expressed in any such forward looking statements made by, or on behalf of the Company. Certain factors that could cause actual results to differ materially include, without limitation, the effects of legislative and regulatory changes; the potential for increased competition; technological changes; the need to generate substantial growth in the subscriber base by successfully launching, marketing and providing services in identified markets; pricing pressures which could affect demand for the Company's services; the Company's ability to expand its distribution; changes in labor, programming, equipment and capital costs; the Company's continued ability to create or acquire programming and products that customers will find attractive; future acquisitions, strategic partnerships and divestitures; general business and economic conditions; and other risks detailed from time to time in the Company's periodic reports filed with the Securities and Exchange Commission.

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 1997

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

                                                                                 (Dollars in millions, except share data)
                                                                                        March 31,        December 31,
                                                                                          1997                1996
ASSETS
CURRENT ASSETS
   Cash and cash equivalents....................................................           $454.9            $331.3
   Short-term investments.......................................................             85.9             208.3
   Accounts receivable, less allowance for doubtful
     accounts of $103.4 and $97.1...............................................            423.6             439.3
   Inventories, net.............................................................            288.6             258.4
   Other current assets.........................................................            149.8             168.5
                                                                                        ---------         ---------
       Total current assets.....................................................          1,402.8           1,405.8
                                                                                        ---------         ---------
INVESTMENTS, principally in affiliates .........................................          1,108.0           1,177.7
                                                                                        ---------         ---------

PROPERTY AND EQUIPMENT .........................................................          3,751.2           3,600.1
   Accumulated depreciation.....................................................         (1,136.9)         (1,061.3)
                                                                                        ---------         ---------
   Property and equipment, net..................................................          2,614.3           2,538.8
                                                                                        ---------         ---------

DEFERRED CHARGES................................................................          8,937.9           8,578.8
   Accumulated amortization.....................................................         (1,729.5)         (1,612.5)
                                                                                        ---------         ---------
   Deferred charges, net........................................................          7,208.4           6,966.3
                                                                                        ---------         ---------
                                                                                        $12,333.5         $12,088.6
                                                                                        =========         =========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts payable and accrued expenses........................................         $1,065.8          $1,044.3
   Accrued interest.............................................................             90.2              91.1
   Current portion of long-term debt............................................             92.9             229.5
                                                                                        ---------         ---------
       Total current liabilities................................................          1,248.9           1,364.9
                                                                                        ---------         ---------
LONG-TERM DEBT, less current portion ...........................................          7,371.3           7,102.7
                                                                                        ---------         ---------
DEFERRED INCOME TAXES...........................................................          2,119.9           2,140.5
                                                                                        ---------         ---------
MINORITY INTEREST AND OTHER ....................................................          1,061.0             859.3
                                                                                        ---------         ---------
COMMITMENTS AND CONTINGENCIES

COMMON EQUITY PUT OPTIONS ......................................................                               69.6
                                                                                        ---------         ---------
STOCKHOLDERS' EQUITY
   Preferred stock, no par value - authorized, 20,000,000
     shares; issued 5% series A convertible, 6,370 at redemption value .........             31.9              31.9
   Class A special common stock, $1 par value - authorized,
     500,000,000 shares; issued, 283,525,310 and 283,281,675 ...................            283.5             283.3
   Class A common stock, $1 par value - authorized,
     200,000,000 shares; issued, 33,283,729 and 33,959,368 .....................             33.3              34.0
   Class B common stock, $1 par value - authorized,
     50,000,000 shares; issued, 8,786,250 ......................................              8.8               8.8
   Additional capital...........................................................          2,399.0           2,327.4
   Accumulated deficit..........................................................         (2,206.5)         (2,127.9)
   Unrealized (losses) gains on marketable securities                                        (5.9)              0.1
   Cumulative translation adjustments...........................................            (11.7)             (6.0)
                                                                                        ---------         ---------
       Total stockholders' equity...............................................            532.4             551.6
                                                                                        ---------         ---------
                                                                                        $12,333.5         $12,088.6
                                                                                        =========         =========

See notes to condensed consolidated financial statements.

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 1997
     CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND ACCUMULATED DEFICIT
                                   (Unaudited)

                                                                                (Amounts in millions, except per share data)
                                                                                        Three Months Ended March 31,
                                                                                           1997              1996
REVENUES
   Service income...............................................................           $651.1            $500.6
   Net sales from electronic retailing..........................................            479.7             450.1
                                                                                        ---------         ---------

                                                                                          1,130.8             950.7
                                                                                        ---------         ---------

COSTS AND EXPENSES
   Operating....................................................................            297.4             229.8
   Cost of goods sold from electronic retailing.................................            291.9             270.1
   Selling, general and administrative..........................................            207.8             180.7
   Depreciation.................................................................             95.8              68.4
   Amortization.................................................................            116.6              88.5
                                                                                        ---------         ---------

                                                                                          1,009.5             837.5
                                                                                        ---------         ---------

OPERATING INCOME................................................................            121.3             113.2

OTHER (INCOME) EXPENSE
   Interest expense.............................................................            133.3             134.8
   Investment income............................................................            (12.2)            (18.6)
   Equity in net losses of affiliates...........................................             70.1              34.5
   Other........................................................................              8.9              11.3
                                                                                        ---------         ---------

                                                                                            200.1             162.0
                                                                                        ---------         ---------

LOSS BEFORE INCOME TAX EXPENSE AND MINORITY INTEREST ...........................            (78.8)            (48.8)

INCOME TAX EXPENSE..............................................................              9.9               0.9
                                                                                        ---------         ---------

LOSS BEFORE MINORITY INTEREST ..................................................            (88.7)            (49.7)

MINORITY INTEREST...............................................................            (24.0)            (15.1)
                                                                                        ---------         ---------

NET LOSS .......................................................................            (64.7)            (34.6)

ACCUMULATED DEFICIT
   Beginning of period .........................................................         (2,127.9)         (1,914.3)
   Dividends declared - $.0233 per common share ................................             (7.9)             (5.6)
   Retirement of common stock...................................................             (6.0)            (42.6)
                                                                                        ---------         ---------

   End of period................................................................        ($2,206.5)        ($1,997.1)
                                                                                        =========         =========

NET LOSS PER SHARE..............................................................            ($.20)            ($.14)
                                                                                        =========         =========

WEIGHTED AVERAGE NUMBER OF COMMON
    SHARES OUTSTANDING DURING THE PERIOD .......................................            325.9             239.4
                                                                                        =========         =========

See notes to condensed consolidated financial statements.

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 1997
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                                            (Dollars in millions)
                                                                                         Three Months Ended March 31,
                                                                                            1997              1996
OPERATING ACTIVITIES
   Net loss.....................................................................           ($64.7)           ($34.6)
   Adjustments to reconcile net loss to net cash provided
    by operating activities:
     Depreciation...............................................................             95.8              68.4
     Amortization...............................................................            116.6              88.5
     Non-cash interest expense, net.............................................             16.1              16.1
     Equity in net losses of affiliates.........................................             70.1              34.5
     Gain on sales of long-term investments, net of losses .....................             (1.2)
     Minority interest..........................................................            (24.0)            (15.1)
     Deferred income taxes and other............................................             (7.7)             (9.1)
                                                                                          -------           -------
                                                                                            201.0             148.7

     Decrease in accounts receivable, net.......................................             36.5              23.6
     (Increase) decrease in inventories, net....................................            (30.2)              2.7
     Decrease in other current assets...........................................              0.3               6.7
     Decrease in accounts payable and accrued expenses .........................             (9.3)            (70.3)
     (Decrease) increase in accrued interest....................................             (0.9)             16.7
                                                                                          -------           -------

           Net cash provided by operating activities............................            197.4             128.1
                                                                                          -------           -------

FINANCING ACTIVITIES
   Proceeds from borrowings.....................................................            192.8             191.2
   Retirement and repayment of debt.............................................            (90.9)           (167.4)
   Repurchases of common stock, net.............................................             (7.0)            (38.2)
   Dividends....................................................................             (7.9)             (5.6)
   Other........................................................................             (1.8)             (8.9)
                                                                                          -------           -------

           Net cash provided by (used in) financing activities .................             85.2             (28.9)
                                                                                          -------           -------

INVESTING ACTIVITIES
   Acquisitions, net of cash acquired...........................................           (116.5)            (16.2)
   Proceeds from sales of short-term investments, net ..........................            123.6             171.4
   Investments, principally in affiliates.......................................            (32.4)           (153.7)
   Proceeds from sales of and distribution from long-term investments ..........             26.8               2.4
   Proceeds from repayment of loan to investee..................................             25.2
   Capital expenditures.........................................................           (180.0)           (111.4)
   Other........................................................................             (5.7)            (20.6)
                                                                                          -------           -------

           Net cash used in investing activities................................           (159.0)           (128.1)
                                                                                          -------           -------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ...............................            123.6             (28.9)

CASH AND CASH EQUIVALENTS, beginning of period .................................            331.3             539.1
                                                                                          -------           -------

CASH AND CASH EQUIVALENTS, end of period .......................................           $454.9            $510.2
                                                                                          =======           =======


See notes to condensed consolidated financial statements.

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 1997
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     Basis of Presentation
     The condensed consolidated balance sheet as of December 31, 1996 has been condensed from the audited balance sheet as of that date. The condensed consolidated balance sheet as of March 31, 1997 and the condensed consolidated statements of operations and accumulated deficit and of cash flows for the three months ended March 31, 1997 and 1996 have been prepared by Comcast Corporation (the "Company") and have not been audited by the Company's independent auditors. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of March 31, 1997 and for all periods presented have been made.

     Certain information and note disclosures normally included in the Company's annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1996 Annual Report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for the period ended March 31, 1997 are not necessarily indicative of operating results for the full year.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     New Accounting Pronouncements
     Effective January 1, 1997, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," which was issued by the Financial Accounting Standards Board ("FASB") in June 1996. Under the provisions of this statement, after a transfer of  financial  assets,  an entity  recognizes  the  financial  and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered and derecognizes liabilities when extinguished. Adoption of this statement did not have a significant impact on the Company's consolidated financial position or results of operations.

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

     Net Loss Per Share
     Net loss per share amounts were computed by dividing net loss, after deduction of preferred stock dividends of $398,000 for the three months ended March 31, 1997, by the weighted average number of common shares outstanding during the period. For the three months ended March 31, 1997 and 1996, the Company's common stock equivalents have an antidilutive effect on net loss per share and, therefore, have not been used in determining the total weighted average number of common shares outstanding.

     Reclassifications
     Certain reclassifications have been made to the prior year condensed consolidated financial statements to conform to those classifications used in 1997.

3.   ACQUISITIONS AND OTHER SIGNIFICANT EVENTS

     Offerings of Subsidiary Debt
     On May 8, 1997, Comcast Cellular Holdings, Inc. ("Comcast Cellular"), a wholly owned subsidiary of the Company, completed the sale of $1.0 billion of 9 1/2% Senior Notes due 2007 (the "Cellular Notes") through a 144A offering with registration rights. The Cellular Notes are obligations of Comcast Cellular and are not

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 1997
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

     obligations of, nor guaranteed by, the Company. Comcast Cellular will use the net proceeds from the offering to repay existing borrowings by its subsidiaries, including the Zero Notes (as defined in Note 5), with the balance, if any, to be used for subsidiary general purposes.

     On May 1, 1997, Comcast Cable Communications, Inc. ("Comcast Cable"), a wholly owned subsidiary of the Company, completed the sale of $1.7 billion of notes (the "Cable Notes") through a 144A offering with registration rights. The Cable Notes were issued in four tranches: $300.0 million of 8 1/8% Notes due 2004, $600.0 million of 8 3/8% Notes due 2007, $550.0 million of 8 7/8% Notes due 2017 and $250.0 million of 8 1/2% Notes due 2027. The Notes due 2027 are subject to repurchase at the option of the holder in 2009. The Cable Notes are obligations of Comcast Cable and are not obligations of, nor guaranteed by, the Company. Comcast Cable used substantially all of the net proceeds from the offering to repay existing borrowings by its subsidiaries with the balance to be used for subsidiary general purposes.

     E! Entertainment
     On March 31, 1997, the Company, through Comcast Entertainment Holdings LLC (the "LLC"), which is owned 50.1% by the Company and 49.9% by The Walt Disney Company ("Disney"), purchased a 58.4% interest in E! Entertainment Television, Inc. ("E! Entertainment"), an entertainment programming service that currently is distributed to more than 42 million subscribers, from
     Time Warner, Inc. ("Time Warner") for $321.9 million (the "E! Acquisition"). The E! Acquisition was funded by cash contributions to the LLC by the Company and Disney of $132.8 million and $189.1 million, respectively. In connection with the E! Acquisition, the Company contributed its 10.4% interest in E! Entertainment to the LLC. Following these transactions, the LLC owns a 68.8% interest in E! Entertainment. To fund the cash contribution to the LLC, the Company borrowed $132.8 million from Disney in the form of two 10-year, 7% notes (the "Disney Notes").

     The Company accounted for the E! Acquisition under the purchase method and E! Entertainment was consolidated with the Company effective March 31, 1997. The allocation of the purchase price relating to the assets and liabilities of E! Entertainment is preliminary pending a final appraisal.

     After September 1998, Disney, in certain circumstances, is entitled to request that the LLC purchase Disney's entire interest in the LLC at its then fair market value (as determined by an appraisal process). If the LLC elects not to purchase Disney's interest, Disney has the right, at its option, to purchase either the Company's entire interest in the LLC or all of the shares of stock of E! Entertainment held by the LLC, in each case at fair market value. In the event that Disney exercises its rights, as described above, a portion or all of the Disney Notes may be replaced with a three year note due to Disney.

     Scripps Cable
     In November 1996, the Company acquired the cable television operations ("Scripps Cable") of The E.W. Scripps Company ("E.W. Scripps") in exchange for 93.048 million shares of the Company's Class A Special Common Stock, par value $1.00 per share (the "Class A Special Common Stock"), valued at $1.552 billion (the "Scripps Acquisition"). The Company accounted for the Scripps Acquisition under the purchase method and Scripps Cable was consolidated with the Company effective November 1, 1996.

     The allocation of the purchase price to the assets and liabilities of Scripps Cable is preliminary pending a final appraisal and the final purchase price adjustment between the Company and E.W. Scripps. The terms of the Scripps Acquisition provide for, among other things, the indemnification of the Company by E. W. Scripps for certain liabilities, including tax liabilities, relating to Scripps Cable prior to the acquisition date.

     Comcast-Spectacor
     In July 1996, the Company completed its acquisition (the "Sports Venture Acquisition") of a 66% interest in the Philadelphia Flyers Limited Partnership, a Pennsylvania limited partnership ("PFLP"), the assets of which, after giving effect to the Sports Venture Acquisition, consist of
     (i) the National Basketball Association ("NBA")

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 1997
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

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

     The Sports Venture Acquisition was completed in two steps. In April 1996, the Company purchased the Sixers for $125.0 million in cash plus assumed net liabilities of approximately $11.0 million through a partnership controlled by the Company. To complete the Sports Venture Acquisition, in July 1996, the Company contributed its interest in the Sixers, exchanged approximately 3.5 million shares of the Company's Class A Special Common Stock and 6,370 shares of the Company's newly issued 5% Series A Convertible Preferred Stock and paid $15.0 million in cash for its current interest in Comcast-Spectacor. The remaining 34% interest in Comcast-Spectacor is owned by a group, including the former majority owner of PFLP, who also manages Comcast- Spectacor. In connection with the Sports Venture Acquisition, Comcast-Spectacor assumed the outstanding liabilities relating to the Sixers and the Arenas, including a mortgage obligation of $155.0 million. The Company accounts for its interest in Comcast-Spectacor under the equity method (see Note 4).

     Unaudited Pro Forma Information
     The following unaudited pro forma information for the three months ended March 31, 1996 has been presented as if the Scripps Acquisition occurred on January 1, 1996. This unaudited pro forma information is based on historical results of operations, adjusted for acquisition costs, and, in the opinion of management, is not necessarily indicative of what the results would have been had the Company operated Scripps Cable since January 1, 1996 (dollars in millions, except per share data).

                                                         Three Months Ended
                                                           March 31, 1996
           Revenues....................................       $1,025.3
           Net loss....................................          (43.1)
           Net loss per share..........................           (.13)

4.   INVESTMENTS, PRINCIPALLY IN AFFILIATES

                                                         March 31,  December 31,
                                                           1997         1996
                                                          (Dollars in millions)
           Equity method...............................    $911.6      $936.4
           Public companies............................     131.3       165.5
           Privately held companies....................      65.1        75.8
                                                         --------    --------

                                                         $1,108.0    $1,177.7
                                                         ========    ========

     Equity Method
     The Company records its proportionate interests in the net income (loss) of substantially all of its investees, other than the UK Investees (see below), three months in arrears. The Company's recorded investments exceed its proportionate interests in the book value of the investees' net assets by $241.0 million as of March 31, 1997 (primarily related to the investments in Comcast-Spectacor and Sprint PCS (see below)). Such excess is being amortized to equity in net income or loss, primarily over a period of twenty years, which is consistent with the estimated lives of the underlying assets. The original cost of investments accounted for under the equity method totaled $1.216

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 1997
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

     billion and $1.241 billion as of March 31, 1997 and December 31, 1996, respectively. Summarized financial information for the Company's equity method investees is presented below (dollars in millions).

                                                          Sprint                  UK
                                                            PCS       TCGI     Investees    Other    Combined
Three Months Ended March 31, 1997:

   Combined Results of Operations
     Revenues, net...............................           $4.1      $87.4      $44.5     $201.1     $337.1
     Operating, selling, general and
       administrative expenses...................          185.6       81.2       40.2      213.9      520.9
     Depreciation and amortization...............            9.4       26.4       17.4       30.0       83.2
     Operating loss..............................         (190.9)     (20.2)     (13.1)     (42.8)    (267.0)
     Net loss (1)................................         (183.3)     (42.7)     (22.2)     (50.8)    (299.0)

   Company's Equity in Net Loss
     Equity in current period net loss (2) ......         ($27.5)     ($6.8)     ($8.4)    ($25.1)    ($67.8)
     Amortization expense........................           (0.1)      (0.2)      (0.1)      (1.9)      (2.3)
                                                         -------    -------      -----    -------    -------

       Total equity in net loss..................         ($27.6)     ($7.0)     ($8.5)    ($27.0)    ($70.1)
                                                         =======    =======      =====    =======    =======

Three Months Ended March 31, 1996:

   Combined Results of Operations
     Revenues, net...............................         $           $56.4      $42.6     $122.1     $221.1
     Operating, selling, general and
       administrative expenses...................           44.8       52.3       39.1      123.7      259.9
     Depreciation and amortization...............                      15.3       15.4       16.1       46.8
     Operating loss..............................          (44.8)     (11.2)     (11.9)     (17.7)     (85.6)
     Net loss (1)................................          (85.3)     (25.1)     (20.3)     (22.9)    (153.6)

   Company's Equity in Net Loss
     Equity in current period net loss ..........         ($12.8)     ($4.8)     ($8.6)     ($6.5)    ($32.7)
     Amortization expense........................                      (0.3)                 (1.5)      (1.8)
                                                         -------    -------      -----    -------    -------

       Total equity in net loss..................         ($12.8)     ($5.1)     ($8.6)     ($8.0)    ($34.5)
                                                         =======    =======      =====    =======    =======

Combined Financial Position

As of March 31, 1997:
   Current assets................................         $399.5     $787.6     $121.0     $302.5   $1,610.6
   Noncurrent assets.............................        3,923.9    1,262.5      704.3    1,169.1    7,059.8
   Current liabilities...........................          450.9      242.2       86.4      248.6    1,028.1
   Noncurrent liabilities........................        1,412.5    1,011.0      552.3    1,071.2    4,047.0

--------
(1) Net loss also represents loss from continuing operations before extraordinary items and cumulative effect of changes in accounting principle.
(2) As a result of the E! Acquisition, the Company recorded a charge representing the cumulative amount that would have been recorded had the Company accounted for its investment in E! Entertainment under the equity method since the date of initial investment (the "Cumulative Charge"). Since the Company's proportionate share of E! Entertainment's cumulative losses were in excess of the Company's historical cost basis in E! Entertainment and as the Company was under no contractual obligation to fund the losses of E! Entertainment, the Cumulative Charge was limited to the Company's historical cost basis of $12.1 million. Such amount is included in equity in net losses of affiliates in the Company's condensed consolidated statement of operations and accumulated deficit for the three months ended March 31, 1997 as it is not significant for restatement of the Company's prior year financial statements.

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 1997
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

     Sprint PCS. The Company, Tele-Communications, Inc. ("TCI"), Cox Communications, Inc. ("Cox") and Sprint Corporation ("Sprint," and together with the Company, TCI and Cox, the "Parents"), and certain subsidiaries of the Parents engage in the wireless communications business through a limited partnership known as "Sprint Spectrum" or "Sprint PCS," a development stage enterprise. The Company made its initial investment in 1994 and, as of March 31, 1997, holds a general and limited partnership interest of 15% in Sprint PCS. The investment in Sprint PCS is accounted for under the equity method based on the Company's general partnership interest and its representation on the partnership's board of directors.

     TCGI. Through June 1996, the Company held investments in Teleport Communications Group, Inc. ("TCGI"), TCG Partners and certain local joint ventures (the "Teleport Joint Ventures") managed by TCGI and TCG Partners. TCGI is one of the largest competitive alternative access providers in the United States in terms of route miles. The Company had a 20.0% investment in TCGI and interests in the Teleport Joint Ventures ranging from 12.4% to 20.3%. On June 27, 1996, TCGI sold approximately 27 million shares of its Class A Common Stock (the "TCGI Class A Stock"), for $16 per share, in an initial public offering (the "TCGI IPO"). In connection with the TCGI IPO, TCGI, the Company and subsidiaries of Cox, TCI and Continental Cablevision ("Continental" and collectively with Cox, TCI and the Company, the "Cable Stockholders") entered into an agreement pursuant to which TCGI was reorganized (the "Reorganization"). The Reorganization consisted of, among other things: (i) the acquisition by TCGI of TCG Partners; (ii) the acquisition by TCGI of additional interests in the Teleport Joint Ventures (including 100% of those interests held by the Company); and (iii) the contribution to TCGI of $269.0 million aggregate principal amount of indebtedness, plus accrued interest thereon, owed by TCGI to the Cable Stockholders (except that TCI retained a $26 million subordinated note of TCGI), including $53.8 million principal amount and $4.1 million of accrued interest owed to the Company. In connection with the Reorganization, the Company received 25.6 million shares of TCGI's Class B Common Stock (the "TCGI Class B Stock"). Each share of TCGI Class B Stock is entitled to voting power equivalent to ten shares of TCGI Class A Stock and is convertible, at the option of the holder, into one share of TCGI Class A Stock.

     In addition to the TCGI Class B Stock held by the Company, as of March 31, 1997, the Company held 2.76 million shares of TCGI Class A Stock received from TCGI in exchange for the shares of an alternate access provider. In May 1997, the Company sold all of its shares of TCGI Class A Stock. The Company anticipates recognizing a $68.9 million pre-tax gain on the sale during the second quarter of 1997.

     After giving effect to the transactions described above, the Company owns TCGI Class B Stock representing a 19.6% voting interest and a 15.5% equity interest. The Company continues to account for its interest in TCGI under the equity method based on its voting interest maintained through the TCGI Class B Stock, its representation on TCGI's board of directors and its participation in a TCGI stockholder agreement granting certain rights to a control group. After giving effect to the above transactions and assuming conversion of the TCGI Class B Stock held by the Company into TCGI Class A Stock, the Company's investment in TCGI would have a fair value of approximately $717.4 million, based on the quoted market price of the TCGI Class A Stock as of May 13, 1997.

     UK  Investees.  As of March 31,  1997,  Comcast UK Cable  Partners  Limited
     ("Comcast UK Cable"), a consolidated subsidiary of the Company, holds a 27.5% interest in Birmingham Cable Corporation Limited and a 50.0% interest in Cable London PLC. In addition, Comcast UK Cable historically held an investment in Cambridge Holding Company Limited ("Cambridge Cable"). In March 1996, Comcast UK Cable purchased the 50.0% interest in Cambridge Cable that it had not previously owned for cash and approximately 8.9 million of its Class A Common Shares (the "Cambridge Acquisition"). Following the Cambridge Acquisition, Comcast UK

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 1997
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

     Cable owns 100.0% of Cambridge Cable and consolidated the financial position and results of operations of Cambridge Cable effective March 31, 1996.

     Other. The Company's 12 other equity method investees include investments in wired telecommunications (including Garden State Cablevision, L.P., a cable communications company serving more than 205,000 subscribers as of March 31, 1997 in the State of New Jersey), wireless telecommunications and content providers (including Comcast-Spectacor - see Note 3). The Company holds interests representing less than 20% of the total outstanding ownership interest in certain of its other equity method investees. The equity method of accounting is utilized for these investments based on the type of investment (i.e. general partnership interest), board representation, participation in a controlling investor group, significant shareholder rights or a combination of these and other factors. In addition, the Company's 66% interest in Comcast-Spectacor is accounted for under the equity method since the Company does not maintain control over Comcast-Spectacor's operations. The Company does not consider these other equity method inves ments to be individually significant to its consolidated financial position, results of operations or liquidity.

     Investments - Public Companies
     The Company holds unrestricted equity investments in certain publicly traded companies with an historical cost of $140.3 million and $160.3 million as of March 31, 1997 and December 31, 1996, respectively. The Company has recorded these investments, which are classified as available for sale, at their estimated fair values of $131.3 million and $165.5 million as of March 31, 1997 and December 31, 1996, respectively. The unrealized pre-tax (loss) gain as of March 31, 1997 and December 31, 1996 of ($9.0) million and $5.2 million, respectively, have been reported in the Company's condensed consolidated balance sheet as a component of stockholders' equity, net of related deferred income tax (benefit) expense of ($3.1) million and $1.8 million, respectively.

     In February 1996, in connection with certain preemptive rights of the Company under previously existing agreements with Nextel Communications, Inc. ("Nextel"), the Company purchased approximately 8.16 million shares, classified as long-term investments available for sale, of Nextel common stock at $12.25 per share, for $99.9 million. As of March 31, 1997 and December 31, 1996, the Company held 3.3 million shares of Nextel common stock. In addition, as of December 31, 1996, the Company held options to acquire an additional 25.0 million shares of Nextel common stock at $16 per share. As of December 31, 1996, these options, which had an historical cost of $20.0 million, were included in the above amounts for investments in publicly traded companies at their fair value of $32.6 million. In February 1997, the Company sold these options to Nextel for $25.0 million and recognized a pre-tax gain of $5.0 million as investment income in its condensed consolidated statement of operations and accumulated deficit.

     The Company received 1.36 million shares of Time Warner common stock (the "Time Warner Stock") in exchange (the "Exchange") for all of the shares of Turner Broadcasting System, Inc. ("TBS") stock (the "TBS Stock") held by the Company as a result of the merger of Time Warner and TBS in October 1996. As a result of the Exchange, the Company recognized a pre-tax gain of $47.3 million in the fourth quarter of 1996, representing the difference between the Company's historical cost basis in the TBS Stock of $8.9 million and the new basis for the Company's investment in Time Warner Stock of $56.2 million, which was based on the closing price of the Time Warner Stock on the merger date of $41.375 per share. In December 1996 and January 1997, the Company sold 92,500 shares and 1.27 million shares, respectively, of the Time Warner Stock, representing the Company's entire interest in Time Warner, for $3.7 million and $48.6 million, respectively. In connection with the January 1997 sales, the Company recognized a pre-tax loss of $3.8 million, which is included in investment income in the Company's condensed consolidated statement of operations and accumulated deficit. As of December 31, 1996, the 1.27 million shares of Time Warner Stock held by the Company were recorded at their fair value of $47.4 million and were included in short-term investments in the Company's condensed consolidated balance sheet.

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 1997
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

5.   LONG-TERM DEBT

     Zero Notes
     As of March 31, 1997, the Company's long-term debt includes the senior participating redeemable zero coupon notes, due 2000 (the "Zero Notes"), of a subsidiary of Comcast Cellular. The Zero Notes outstanding have an aggregate face amount payable at maturity of $629.4 million, accreting at 11% per annum. If, at maturity, or an earlier redemption date, 35%, subject to reduction in certain circumstances, of the private market value, as determined by applicable procedures, of the Company's cellular subsidiaries is greater than the accreted value plus certain premiums, then such greater amount will constitute the redemption price. The holders of the Zero Notes have the right, upon request of the holders of the majority of the notes, to require the Company to redeem the Zero Notes at any time on or after March 5, 1998.

     Comcast Cellular intends to utilize a portion of the proceeds from the offering of the Cellular Notes in May 1997 (see Note 3) to redeem the Zero Notes. Accordingly, the accreted value of the Zero Notes, without giving effect to the alternative formula based on the private market value of the cellular business, of $460.0 million as of March 31, 1997 has been classified as long-term in the Company's condensed consolidated balance sheet as of March 31, 1997.

6.   STOCKHOLDERS' EQUITY

     Concurrent with the announcement of the Scripps Acquisition in October 1995, the Company announced that its Board of Directors authorized a market repurchase program (the "Repurchase Program") pursuant to which the Company could purchase, at such times and on such terms as it deemed appropriate, up to $500.0 million of its outstanding common equity securities, subject to certain restrictions and market conditions. Based on the trade date for stock repurchases, during the three months ended March 31, 1997 and 1996, the Company repurchased 675,000 shares and 3.2 million shares, respectively, of its common stock for aggregate consideration of $11.5 million and $56.7 million, respectively, pursuant to the Repurchase Program. During the term of the Repurchase Program, the Company repurchased a total of 13.5 million shares of its common stock for aggregate consideration of $228.6 million. The Repurchase Program terminated on May 13, 1997.

     As part of the Repurchase Program, the Company sold put options on shares of its Class A Special Common Stock. Put options on 4.0 million shares, sold by the Company during 1996 and 1995 and outstanding at December 31, 1996, expired unexercised during the first quarter of 1997. Upon expiration, the Company reclassified $69.6 million, the amount it would have been obligated to pay to repurchase such shares had the put options been exercised, from common equity put options to additional capital in the Company's condensed consolidated balance sheet.

     In April 1997, the Company sold put options on 2.0 million shares of its Class A Special Common Stock. The put options give the holder the right to require the Company to repurchase such shares at a specified price on specific dates in April and May 1998. The amount the Company would be obligated to pay to repurchase such shares upon exercise of the put options, totaling $31.4 million, will be reclassified from additional capital to common equity put options in the Company's condensed consolidated balance sheet during the second quarter of 1997.

7.   STATEMENT OF CASH FLOWS - SUPPLEMENTAL INFORMATION

     The Company made cash  payments  for interest of $117.1  million and $102.0
     million   during  the  three   months   ended  March  31,  1997  and  1996,
     respectively.

     The Company made cash  payments for income taxes of $18.3 million and $15.3
     million   during  the  three   months   ended  March  31,  1997  and  1996,
     respectively.

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 1997
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONCLUDED
                                   (Unaudited)


8.   CONTINGENCIES

     The Company is subject to claims which arise in the ordinary course of its business and other legal proceedings. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial position, results of operations or liquidity of the Company.

9.   FINANCIAL DATA BY BUSINESS SEGMENT
     (Dollars in millions)

                                                   Domestic
                                                     Cable        Electronic      Cellular       Corporate
                                                Communications     Retailing   Communications  and Other (1)       Total
Three Months Ended March 31, 1997
Revenues, net...............................          $501.1         $479.7         $104.1           $45.9       $1,130.8
Depreciation and amortization...............           138.8           26.8           30.0            16.8          212.4
Operating income (loss).....................            91.5           52.3            7.7           (30.2)         121.3
Interest expense............................            56.7           14.0           24.0            38.6          133.3
Capital expenditures........................           106.6           15.0           17.9            40.5          180.0
Equity in net losses of affiliates .........                                                          70.1           70.1

As of March 31, 1997
Assets......................................        $6,166.5       $2,171.0       $1,434.5        $2,561.5      $12,333.5
Long-term debt, less current portion .......         3,105.8          829.9        1,136.4         2,299.2        7,371.3

Three Months Ended March 31, 1996
Revenues, net...............................          $382.3         $450.1          $98.2           $20.1         $950.7
Depreciation and amortization...............            95.3           26.2           26.3             9.1          156.9
Operating income (loss).....................            88.8           46.2            2.2           (24.0)         113.2
Interest expense............................            56.7           18.2           20.8            39.1          134.8
Capital expenditures........................            54.0            6.1           14.9            36.4          111.4
Equity in net losses of affiliates .........             0.1                                          34.4           34.5

---------------
(1) Corporate and other includes certain operating businesses and elimination entries related to the segments presented.

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 1997


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

General Developments of Business

Offerings of Subsidiary Debt
On May 8, 1997, Comcast Cellular Holdings, Inc. ("Comcast Cellular"), a wholly owned subsidiary of the Company, completed the sale of $1.0 billion of 9 1/2% Senior Notes due 2007 (the "Cellular Notes") through a 144A offering with registration rights. The Cellular Notes are obligations of Comcast Cellular and are not obligations of, nor guaranteed by, the Company. Comcast Cellular will use the net proceeds from the offering to repay existing borrowings by its subsidiaries with the balance, if any, to be used for subsidiary general purposes.

On May 1, 1997, Comcast Cable Communications, Inc. ("Comcast Cable"), a wholly owned subsidiary of the Company, completed the sale of $1.7 billion of notes (the "Cable Notes") through a 144A offering with registration rights. The Cable Notes were issued in four tranches: $300.0 million of 8 1/8% Notes due 2004, $600.0 million of 8 3/8% Notes due 2007, $550.0 million of 8 7/8% Notes due 2017 and $250.0 million of 8 1/2% Notes due 2027. The Notes due 2027 are subject to repurchase at the option of the holder in 2009. The Cable Notes are obligations of Comcast Cable and are not obligations of, nor guaranteed by, the Company. Comcast Cable used substantially all of the net proceeds from the offering to repay existing borrowings by its subsidiaries with the balance to be used for subsidiary general purposes.

E! Entertainment
On March 31, 1997, the Company, through Comcast Entertainment Holdings LLC (the "LLC"), which is owned 50.1% by the Company and 49.9% by The Walt Disney Company ("Disney"), purchased a 58.4% interest in E! Entertainment Television, Inc. ("E! Entertainment"), an entertainment programming service that currently is distributed to more than 42 million subscribers, from Time Warner, Inc. ("Time Warner") for $321.9 million (the "E! Acquisition"). The E! Acquisition was funded by cash contributions to the LLC by the Company and Disney of $132.8 million and $189.1 million, respectively. In connection with the E! Acquisition, the Company contributed its 10.4% interest in E! Entertainment to the LLC. Following these transactions, the LLC owns a 68.8% interest in E! Entertainment. To fund the cash contribution to the LLC, the Company borrowed $132.8 million from Disney in the form of two 10-year, 7% notes (the "Disney Notes").

The Company accounted for the E! Acquisition under the purchase method and E! Entertainment was consolidated with the Company effective March 31, 1997. The allocation of the purchase price relating to the assets and liabilities of E! Entertainment is preliminary pending a final appraisal.

After September 1998, Disney, in certain circumstances, is entitled to request that the LLC purchase Disney's entire interest in the LLC at its then fair market value (as determined by an appraisal process). If the LLC elects not to purchase Disney's interest, Disney has the right, at its option, to purchase either the Company's entire interest in the LLC or all of the shares of stock of E! Entertainment held by the LLC, in each case at fair market value. In the event that Disney exercises its rights, as described above, a portion or all of the Disney Notes may be replaced with a three year note due to Disney.

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 1997


Scripps Cable
In November 1996, the Company acquired the cable television operations ("Scripps Cable") of The E.W. Scripps Company ("E.W. Scripps") in exchange for 93.048 million shares of the Company's Class A Special Common Stock, par value $1.00 per share (the "Class A Special Common Stock"), valued at $1.552 billion (the "Scripps Acquisition"). The Company accounted for the Scripps Acquisition under the purchase method and Scripps Cable was consolidated with the Company effective November 1, 1996.

The allocation of the purchase price to the assets and liabilities of Scripps Cable is preliminary pending a final appraisal and the final purchase price adjustment between the Company and E.W. Scripps. The terms of the Scripps Acquisition provide for, among other things, the indemnification of the Company by E. W. Scripps for certain liabilities, including tax liabilities, relating to Scripps Cable prior to the acquisition date.

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

The Sports Venture  Acquisition  was completed in two steps.  In April 1996, the
Company purchased the Sixers for $125.0 million in cash plus assumed net liabilities of approximately $11.0 million through a partnership controlled by the Company. To complete the Sports Venture Acquisition, in July 1996, the
Company contributed its interest in the Sixers, exchanged approximately 3.5 million shares of the Company's Class A Special Common Stock and 6,370 shares of the Company's newly issued 5% Series A Convertible Preferred Stock and paid $15.0 million in cash for its current interest in Comcast-Spectacor. The remaining 34% interest in Comcast-Spectacor is owned by a group, including the former majority owner of PFLP, who also manages Comcast-Spectacor. In connection with the Sports Venture Acquisition, Comcast-Spectacor assumed the outstanding liabilities relating to the Sixers and the Arenas, including a mortgage obligation of $155.0 million. The Company accounts for its interest in Comcast-Spectacor under the equity method.

Liquidity and Capital Resources

Cash, Cash Equivalents and Short-term Investments
The Company has traditionally maintained significant levels of cash, cash equivalents and short-term investments to meet its short-term liquidity requirements. Cash, cash equivalents and short-term investments as of March 31, 1997 were $540.8 million. As of March 31, 1997, $354.5 million of the Company's cash, cash equivalents and short-term investments was restricted to use by subsidiaries of the Company under contractual or other arrangements, including $165.7 million which is restricted to use by Comcast UK Cable Partners Limited ("Comcast UK Cable").

The Company's cash, cash equivalents and short-term investments are recorded at cost which approximates their fair value. As of March 31, 1997, the Company's short-term investments of $85.9 million had a weighted average maturity of approximately eight months.

Investments
The Company, Tele-Communications, Inc. ("TCI"), Cox Communications, Inc. ("Cox," and together with the Company and TCI, the "Cable Parents") and Sprint Corporation ("Sprint," and together with the Cable Parents, the "Parents"), and certain subsidiaries of the Parents (the "Partner Subsidiaries") engage in the wireless communications

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 1997


business  through a limited  partnership  known as "Sprint  Spectrum" or "Sprint
PCS," a development stage enterprise. The Company owns 15% of Sprint PCS and accounts for its investment in Sprint PCS under the equity method.

Under the provisions of the Sprint PCS partnership agreement, the Partner Subsidiaries have committed to contribute $4.2 billion in cash to Sprint PCS through 1999, of which the Company's share is $630.0 million. Of this funding requirement, the Company has made total cash contributions to Sprint PCS of $451.0 million through March 31, 1997 and issued a $105.0 million guaranty on a portion of Sprint PCS' outstanding debt. The Company anticipates that Sprint PCS' capital requirements over the next several years will be significant. Requirements in excess of committed capital are planned to be funded by Sprint PCS through external financing, including, but not limited to, vendor financing, bank financing and securities offered to the public. In August 1996, Sprint PCS sold $750.0 million principal amount at maturity of Senior Notes and Senior Discount Notes due 2006 in a public offering. In October 1996, Sprint PCS closed three credit agreements providing a total of $5.1 billion in available financing, including $2.0 billion in bank financing and $3.1 billion in vendor financing. The timing of the Company's remaining capital contributions to Sprint PCS is dependent upon a number of factors, including Sprint PCS' working capital requirements. The Company anticipates funding its remaining capital commitments to Sprint PCS through its cash flows from operating activities, its existing cash, cash equivalents, short-term investments and lines of credit or other external financing, or by a combination of these sources.

In February 1996, in connection with certain preemptive rights of the Company under previously existing agreements with Nextel Communications, Inc. ("Nextel"), the Company purchased approximately 8.16 million shares, classified as long-term investments available for sale, of Nextel common stock at $12.25 per share, for $99.9 million. As of March 31, 1997 and December 31, 1996, the Company held 3.3 million shares of Nextel common stock. In addition, as of December 31, 1996, the Company held options to acquire an additional 25.0 million shares of Nextel common stock at $16 per share. As of December 31, 1996, these options, which had an historical cost of $20.0 million, were included in investments in publicly traded companies at their fair value of $32.6 million. In February 1997, the Company sold these options to Nextel for $25.0 million and recognized a pre-tax gain of $5.0 million as investment income in its condensed consolidated statement of operations and accumulated deficit.

The Company received 1.36 million shares of Time Warner common stock (the "Time Warner Stock") in exchange (the "Exchange") for all of the shares of Turner Broadcasting System, Inc. ("TBS") stock (the "TBS Stock") held by the Company as a result of the merger of Time Warner and TBS in October 1996. As a result of the Exchange, the Company recognized a pre-tax gain of $47.3 million in the fourth quarter of 1996, representing the difference between the Company's historical cost basis in the TBS Stock of $8.9 million and the new basis for the Company's investment in Time Warner Stock of $56.2 million, which was based on the closing price of the Time Warner Stock on the merger date of $41.375 per share. In December 1996 and January 1997, the Company sold 92,500 shares and
1.27 million shares, respectively, of the Time Warner Stock, representing the Company's entire interest in Time Warner, for $3.7 million and $48.6 million, respectively. In connection with the January 1997 sales, the Company recognized a pre-tax loss of $3.8 million, which is included in investment income in the Company's condensed consolidated statement of operations and accumulated deficit. As of December 31, 1996, the 1.27 million shares of Time Warner Stock held by the company were recorded at their fair value of $47.4 million and were included in short-term investments in the Company's condensed consolidated balance sheet.

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 1997


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

The Company is in the process of repaying or otherwise restructuring a significant portion of its debt outstanding as of March 31, 1997 with the proceeds from the issuance of the Cable Notes and the Cellular Notes. The following information depicts the impact that these anticipated transactions would have on certain aspects of the Company's outstanding long-term debt assuming that, as of March 31, 1997, the Cable Notes and Cellular Notes had been issued and the Company had made the anticipated repayments (dollars in millions):

                                                   Actual as of    "Pro forma" as of
                                                  March 31, 1997   March 31, 1997 (1)
Contractual Maturities of Long-Term Debt:

     1997 (2)....................................      $76.3              $76.3
     1998........................................      684.9              127.5
     1999........................................      538.7              279.6
     2000........................................      674.1              301.1
     2001........................................    1,300.4              622.2

Unused Lines of Credit (3).......................     $996.7           $1,216.7

Average Interest Rate............................       7.65%              8.04%

---------------
(1) In connection with the assumed repayments of debt outstanding as of March 31, 1997 with the proceeds from the issuance of the Cable Notes and the Cellular Notes, the Company expects to record an extraordinary loss, net of tax, of approximately $20.0 million in 1997. There can be no assurances that all of the transactions contemplated by the "pro forma" presentation will occur in the manner assumed herein or occur at all. The impact of the transactions which ultimately occur may yield results which differ from those presented above.
(2) Represents maturities of long-term debt for the remaining nine months of 1997.
(3) Actual as of March 31, 1997 excludes $625.0 million which was established by a subsidiary of Comcast Cellular for debt refinancing.

The availability and use of the unused lines of credit is restricted by the covenants of the related debt agreements and to subsidiary general purposes and dividend declaration. The Company continually evaluates its debt structure with the intention of reducing its debt service requirements when desirable.

Concurrent with the announcement of the Scripps Acquisition in October 1995, the Company announced that its Board of Directors authorized a market repurchase program (the "Repurchase Program") pursuant to which the Company could purchase, at such times and on such terms as it deemed appropriate, up to $500.0 million of its outstanding common equity securities, subject to certain restrictions and market conditions. Based on the trade date for stock repurchases, during the three months ended March 31, 1997 and 1996, the Company repurchased 675,000 shares and 3.2 million shares, respectively, of its common stock for aggregate consideration of $11.5 million and $56.7 million, respectively, pursuant to the Repurchase Program. During the term of the Repurchase Program, the

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 1997


Company repurchased a total of 13.5 million shares of its common stock for aggregate consideration of $228.6 million. The Repurchase Program terminated on May 13, 1997.

As part of the Repurchase Program, the Company sold put options on shares of its Class A Special Common Stock. Put options on 4.0 million shares, sold by the Company during 1996 and 1995 and outstanding at December 31, 1996, expired unexercised during the first quarter of 1997. Upon expiration, the Company reclassified $69.6 million, the amount it would have been obligated to pay to repurchase such shares had the put options been exercised, from common equity put options to additional capital in the Company's condensed consolidated balance sheet.

In April 1997, the Company sold put options on 2.0 million shares of its Class A Special Common Stock. The put options give the holder the right to require the Company to repurchase such shares at a specified price on specific dates in April and May 1998. The amount the Company would be obligated to pay to repurchase such shares upon exercise of the put options, totaling $31.4 million, will be reclassified from additional capital to common equity put options in the Company's condensed consolidated balance sheet during the second quarter of 1997.

                            -------------------------

As a result of the Scripps Acquisition, the Company no longer has a stockholders' deficiency. However, the Company expects to continue to recognize significant losses for the foreseeable future, resulting in decreases in stockholders' equity. The telecommunications industry, including cable and cellular communications, and the electronic retailing industry are experiencing increasing competition and rapid technological changes. The Company's future results of operations will be affected by its ability to react to changes in the competitive environment and by its ability to implement new technologies. However, the Company believes that competition, technological changes and its significant losses will not significantly affect its ability to obtain financing.

The Company believes that it will be able to meet its current and long-term liquidity and capital requirements, including fixed charges, through its cash flows from operating activities, existing cash, cash equivalents, short-term investments and lines of credit and other external financing.

Statement of Cash Flows

Cash and cash equivalents increased $123.6 million as of March 31, 1997 from December 31, 1996 and decreased $28.9 million as of March 31, 1996 from December 31, 1995. Changes in cash and cash equivalents resulted from cash flows from operating, financing and investing activities which are explained below.

Net cash provided by operating activities amounted to $197.4 million and $128.1 million for the three months ended March 31, 1997 and 1996, respectively. The increase of $69.3 million is principally due to the increase in the Company's operating income before depreciation and amortization (see "Results of Operations"), including the effects of the Scripps Acquisition, and changes in working capital as a result of the timing of receipts and disbursements.

Net cash  provided  by (used in)  financing  activities  was $85.2  million  and
($28.9) million for the three months ended March 31, 1997 and 1996, respectively. During the three months ended March 31, 1997, the Company borrowed $192.8 million, including the Disney Notes of $132.8 million and borrowings under its existing lines of credit, and repaid $90.9 million of its long-term debt. In addition, the Company made net repurchases of $7.0 million of its common stock during the three months ended March 31, 1997. During the three months ended March 31, 1996, the Company borrowed $191.2 million under its existing lines of credit and repaid $167.4 million of its long-term debt, including approximately $78.5 million under a vendor financing arrangement. Net repurchases of the Company's common stock during the three months ended March 31, 1996 were $38.2 million.

Net cash used in investing activities was $159.0 million and $128.1 million for the three months ended March 31, 1997 and 1996, respectively. During the three months ended March 31, 1997, net cash used in investing activities includes the

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 1997


E! Acquisition, net of cash acquired, of $116.5 million, investments in affiliates of $32.4 million and capital expenditures of $180.0 million, offset by the proceeds from the sales of short-term and long-term investments and a distribution from an investee of $150.4 million and the repayment of a $25.2 million loan to Sprint PCS. For the three months ended March 31, 1996, net cash used in investing activities includes investments in affiliates of $153.7 million, including capital contributions to Sprint PCS of $17.0 million and the purchase of Nextel shares of $99.9 million, and capital expenditures of $111.4 million, offset by the proceeds from the sales of short-term and long-term investments of $173.8 million.

Results of Operations

The effects of the Company's recent acquisitions were to increase significantly the Company's revenues and expenses resulting in substantial increases in its operating income before depreciation and amortization, depreciation expense, amortization expense and interest expense. In addition, the Company's equity in net losses of affiliates has increased principally as a result of the start-up nature of certain of the Company's equity investees (see "Operating Results by Business Segment" and "Consolidated Analysis"). As a result of the increases in depreciation expense, amortization expense and interest expense associated with these acquisitions and their financing and the increases in equity in net losses of affiliates, it is expected that the Company will continue to recognize significant losses for the foreseeable future.

Summarized consolidated financial information for the Company for the three months ended March 31, 1997 and 1996 is as follows (dollars in millions, "NM" denotes percentage is not meaningful):

                                                                   Three Months Ended
                                                                        March 31,           Increase / (Decrease)
                                                                   1997          1996          $            %

Revenues..................................................       $1,130.8       $950.7       $180.1        18.9%
Cost of goods sold from electronic retailing .............          291.9        270.1         21.8         8.1
Operating, selling, general and administrative expenses ..          505.2        410.5         94.7        23.1
                                                                 --------       ------
Operating income before depreciation and
   amortization (1) ......................................          333.7        270.1         63.6        23.5
Depreciation..............................................           95.8         68.4         27.4        40.1
Amortization..............................................          116.6         88.5         28.1        31.8
                                                                 --------       ------
Operating income..........................................          121.3        113.2          8.1         7.2
                                                                 --------       ------
Interest expense..........................................          133.3        134.8         (1.5)       (1.1)
Investment income.........................................          (12.2)       (18.6)        (6.4)      (34.4)
Equity in net losses of affiliates........................           70.1         34.5         35.6          NM
Other.....................................................            8.9         11.3         (2.4)      (21.2)
Income tax expense........................................            9.9          0.9          9.0          NM
Minority interest.........................................          (24.0)       (15.1)         8.9        58.9
                                                                 --------       ------
Net loss..................................................         ($64.7)      ($34.6)       $30.1        87.0%
                                                                 ========       ======

------------
(1) Operating income before depreciation and amortization is commonly referred to in the Company's businesses as "operating cash flow." Operating cash flow is a measure of a company's ability to generate cash to service its obligations, including debt service obligations, and to finance capital and other expenditures. In part due to the capital intensive nature of the Company's businesses and the resulting significant level of non-cash depreciation expense and amortization expense, operating cash flow is frequently used as one of the bases for comparing businesses in the Company's industries. Operating cash flow does not purport to represent net income or net cash provided by operating activities, as those terms are defined under generally accepted accounting principles, and should not be considered as an alternative to such measurements as an indicator of the Company's performance. See "Statement of Cash Flows" above for a discussion of net cash provided by operating activities.

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 1997


Operating Results by Business Segment

Domestic Cable Communications

As a result of the Scripps Acquisition, the Company commenced consolidating the financial results of Scripps Cable effective November 1, 1996. The following table presents actual financial information for the three months ended March 31, 1997 and pro forma financial information for the three months ended March 31, 1996 as if the Scripps Acquisition occurred on January 1, 1996. Pro forma financial information is presented herein for purposes of analysis and may not reflect what actual operating results would have been had the Company owned Scripps Cable since January 1, 1996 (dollars in millions):

                                                                   Three Months Ended
                                                                        March 31,                Increase
                                                                   1997          1996          $            %
Service income............................................        $501.1        $457.3       $43.8         9.6%
Operating, selling, general and
     administrative expenses..............................         270.8         240.6        30.2        12.6
                                                                  ------        ------       -----
Operating income before depreciation
     and amortization (a).................................        $230.3        $216.7       $13.6         6.3%
                                                                  ======        ======       =====

---------------
(a) See footnote (1) on page 18.

Of the $43.8 million increase in service income for the three month period from 1996 to 1997, $10.0 million is attributable to subscriber growth, $32.0 million relates to changes in rates and $1.8 million relates to other product offerings.

Of the $30.2 million increase in operating, selling, general and administrative expenses for the three month period from 1996 to 1997, $7.6 million is attributable to increases in the costs of cable programming as a result of subscriber growth, additional channel offerings and changes in rates, $5.0 million is attributable to increases in costs associated with the implementation of three regional customer service call centers and $17.6 million results from increases in the cost of labor, other volume related expenses and costs associated with new product offerings. It is anticipated that the Company's cost of cable programming will increase in the future as cable programming rates increase and additional sources of cable programming become available.

Electronic Retailing

The following table sets forth operating results for the Company's electronic retailing segment, consisting of the operations of QVC, Inc. and its subsidiaries ("QVC"), a majority owned and controlled subsidiary of the Company (dollars in millions):

                                                                   Three Months Ended
                                                                        March 31,                Increase
                                                                   1997          1996          $            %
Net sales from electronic retailing.......................        $479.7        $450.1       $29.6         6.6%
Cost of goods sold from electronic retailing .............         291.9         270.1        21.8         8.1
Operating, selling, general and administrative
     expenses.............................................         108.7         107.6         1.1         1.0
                                                                  ------        ------       -----
Operating income before depreciation
     and amortization (a).................................         $79.1         $72.4        $6.7         9.3%
                                                                  ======        ======       =====

Gross margin..............................................          39.1%         40.0%

---------------
(a) See footnote (1) on page 18.

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 1997


The increase in net sales from electronic retailing of $29.6 million for the three month period from 1996 to 1997 is primarily attributable to the effects of a 7.1% and a 14.0% increase in the average number of homes receiving QVC services in the United States and the United Kingdom, respectively.

The increase in cost of goods sold from electronic retailing is primarily related to the growth in net sales. The decline in gross margin from 1996 to the same period in 1997 is a result of a change in product mix and an increase in shipping and handling costs.

The increase in operating, selling, general and administrative expenses of $1.1 million for the three month period from 1996 to 1997 is primarily attributable to start-up costs incurred by QVC in Germany, which began operations in the fourth quarter of 1996, offset, in part, by the reduction in expenses realized upon consolidation of QVC's multichannel operations and an increase in net finance fee income from credit card operations.

Cellular Communications

The following table sets forth the operating results for the Company's cellular communications segment (dollars in millions):

                                                                   Three Months Ended
                                                                        March 31,            Increase/(Decrease)
                                                                   1997          1996          $            %
Service income ...........................................        $104.1         $98.2        $5.9         6.0%
Operating, selling, general and administrative
     expenses ............................................          66.4          69.7        (3.3)       (4.7)
                                                                  ------         -----        ----
Operating income before depreciation
     and amortization (a) ................................         $37.7         $28.5        $9.2        32.3%
                                                                  ======         =====        ====

---------------
(a) See footnote (1) on page 18.

Of the $5.9 million increase in service income for the three month period from 1996 to 1997, $8.5 million is attributable to the Company's subscriber growth. Offsetting this increase is a decrease of $2.6 million resulting primarily from a reduction in the average rate per minute of use from 1996 to the same period in 1997.

The $3.3 million decrease in operating, selling, general and administrative expenses for the three month period from 1996 to 1997 is primarily attributable to expense reductions achieved through implementation of fraud management programs and a reduction in commission costs resulting from fewer gross sales in 1997 as compared to the same period in 1996. These reductions were partially offset by increases in volume related expenses resulting from subscriber growth.

Consolidated Analysis

The $27.4 million increase in depreciation expense for the three month period from 1996 to 1997 is primarily attributable to the effects of the Scripps Acquisition and the effects of capital expenditures.

The $28.1 million increase in amortization expense for the three month period from 1996 to 1997 is primarily attributable to the effects of the Scripps Acquisition.

The $1.5 million decrease in interest expense for the three month period from 1996 to 1997 is attributable to decreases in rates, offset, in part, by increased levels of debt. The Company anticipates that, for the foreseeable future, interest expense will be a significant cost to the Company and will have a significant adverse effect on the Company's ability to realize net earnings. The Company believes it will continue to be able to meet its obligations

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 1997


through its ability both to generate operating income before depreciation and amortization and to obtain external financing.

The $6.4 million decrease in investment income for the three month period from 1996 to 1997 is primarily attributable to the effects of higher average balances of cash, cash equivalents and short-term investments in 1996 as compared to 1997. In May 1997, the Company sold all of its 2.76 million shares of Teleport Communications Group, Inc. Class A Common Stock. The Company anticipates recognizing a $68.9 million pre-tax gain on the sale during the second quarter of 1997.

The $35.6 million increase in equity in net losses of affiliates for the three month period from 1996 to 1997 is primarily due to the effects of increased losses incurred by Sprint PCS and certain of the Company's other equity investees and the effects of the E! Acquisition (see below) and the Sports Venture Acquisition. Based on Sprint PCS' current operations and business plan, the Company anticipates that its proportionate share of Sprint PCS' losses will be significant in future periods. In addition, as a result of the E! Acquisition, the Company recorded a charge representing the cumulative amount that would have been recorded had the Company accounted for its investment in E! Entertainment under the equity method since the date of initial investment (the "Cumulative Charge"). Since the Company's proportionate share of E! Entertainment's cumulative losses were in excess of the Company's historical cost basis in E! Entertainment and as the Company was under no contractual obligation to fund the losses of E! Entertainment, the Cumulative Charge was limited to the Company's historical cost basis of $12.1 million. Such amount is included in equity in net losses of affiliates in the Company's condensed consolidated statement of operations and accumulated deficit for the three months ended March 31, 1997 as it is not significant for restatement of the Company's prior year financial statements.

The $9.0 million increase in income tax expense for three month period from 1996 to 1997 is a result of increases in non-deductible foreign losses and equity in net losses of affiliates as well as increased goodwill amortization resulting from the Scripps Acquisition.

The $8.9 million increase in minority interest for the three month period from 1996 to 1997 is primarily attributable to the effects of changes in the net income (loss) of QVC and Comcast UK Cable.

For the three months ended March 31, 1997 and 1996, the Company's distribution from an investee and earnings before income tax expense, equity in net losses of affiliates and fixed charges (interest expense) were $150.4 million and $135.6 million, respectively. Such earnings were adequate to cover the Company's fixed charges, including interest capitalized of $8.6 million, of $141.9 million for the three months ended March 31, 1997. Such earnings were not adequate to cover the Company's fixed charges, including interest capitalized of $7.1 million, of $141.9 million for the three months ended March 31, 1996. Fixed charges include non-cash interest, net of interest capitalized, of $17.0 million and $16.1 million for the three months ended March 31, 1997 and 1996, respectively. The inadequacy of earnings to cover fixed charges for the three months ended March 31, 1996 is primarily due to the substantial non-cash charges for depreciation expense and amortization expense.

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

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 1997


PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

     The Company is not party to litigation which, in the opinion of the Company's management, will have a material adverse effect on the Company's financial position, results of operations or liquidity.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits required to be filed by Item 601 of Regulation S-K:

           27.1   Financial Data Schedule.

     (b)  Reports on Form 8-K:

           (i)    Comcast  Corporation  filed a Current Report on Form 8-K under
                  Item 5 on January 31, 1997 relating to the announcement of its agreement with The Walt Disney Company to form a new company to acquire a majority interest in E! Entertainment Television, Inc.

           (ii)   Comcast  Corporation  filed a Current Report on Form 8-K under
                  Item 5 on March 27, 1997 relating to its announcement of the intention of its wholly owned subsidiary, Comcast Cellular Holdings, Inc., to offer approximately $900 million of senior notes in a private placement.

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 1997


                                    SIGNATURE

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     COMCAST CORPORATION
                                     -------------------------------------------






                                     /S/ LAWRENCE S. SMITH
                                     -------------------------------------------
                                     Lawrence S. Smith
                                     Executive Vice President
                                     (Principal Accounting Officer)



Date: May 15, 1997