Form 10-Q
period 1997-06-30
COMCAST CORP
filed 1997-08-14
CIK 22301

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

(X) Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended:
                                  JUNE 30, 1997
                                       OR
( ) Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from ________ to ________.

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

           Yes  __X__                                     No _____

                           --------------------------

As of June 30, 1997, there were 308,258,612 shares of Class A Special Common Stock, 31,793,767 shares of Class A Common Stock and 8,786,250 shares of Class B Common Stock outstanding.

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 1997

                                TABLE OF CONTENTS




                                                                           Page
                                                                          Number

PART I.   FINANCIAL INFORMATION

          Item 1.   Financial Statements

                    Condensed Consolidated Balance
                    Sheet as of June 30, 1997 and December 31,
                    1996 (Unaudited)...........................................2

                    Condensed Consolidated Statement of
                    Operations and Accumulated Deficit for
                    the Six and Three Months Ended June 30,
                    1997 and 1996 (Unaudited)..................................3

                    Condensed Consolidated Statement of Cash
                    Flows for the Six Months Ended June 30,
                    1997 and 1996 (Unaudited)..................................4

                    Notes to Condensed Consolidated
                    Financial Statements (Unaudited)......................5 - 15

          Item 2.   Management's Discussion and Analysis
                    of Financial Condition and Results of
                    Operations...........................................16 - 27

PART II.  OTHER INFORMATION

          Item 1.   Legal Proceedings.........................................28

          Item 2.   Changes in Securities.....................................28

          Item 4.   Submission of Matters to a Vote of
                    Security Holders.......................................28-29

          Item 6.   Exhibits and Reports on Form 8-K.......................29-30

          SIGNATURE...........................................................31

                       -----------------------------------

This Quarterly Report on Form 10-Q contains forward looking statements made pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Readers are cautioned that such forward looking statements involve risks and uncertainties which could significantly affect expected results in the future from those expressed in any such forward looking statements made by, or on behalf, of the Company. Certain factors that could cause actual results to differ materially include, without limitation, the effects of legislative and regulatory changes; the potential for increased competition; technological changes; the need to generate substantial growth in the subscriber base by successfully launching, marketing and providing services in identified markets; pricing pressures which could affect demand for the Company's services; the Company's ability to expand its distribution; changes in labor, programming, equipment and capital costs; the Company's continued ability to create or acquire programming and products that customers will find attractive; future acquisitions, strategic partnerships and divestitures; general business and economic conditions; and other risks detailed from time to time in the Company's periodic reports filed with the Securities and Exchange Commission.

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 1997

PART I.        FINANCIAL INFORMATION

ITEM 1.        FINANCIAL STATEMENTS

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

                                                                                       (Dollars in millions, except share data)
                                                                                             June 30,           December 31,
                                                                                               1997                 1996
ASSETS
CURRENT ASSETS
   Cash and cash equivalents....................................................             $1,264.6              $331.3
   Short-term investments.......................................................                144.4               208.3
   Accounts receivable, less allowance for doubtful
      accounts of $96.3 and $97.1...............................................                416.8               439.3
   Inventories, net.............................................................                305.3               258.4
   Other current assets.........................................................                154.7               168.5
                                                                                            ---------           ---------
        Total current assets....................................................              2,285.8             1,405.8
                                                                                            ---------           ---------
INVESTMENTS, principally in affiliates..........................................              1,066.2             1,177.7
                                                                                            ---------           ---------
PROPERTY AND EQUIPMENT..........................................................              3,905.6             3,600.1
   Accumulated depreciation.....................................................             (1,237.5)           (1,061.3)
                                                                                            ---------           ---------
   Property and equipment, net..................................................              2,668.1             2,538.8
                                                                                            ---------           ---------
DEFERRED CHARGES................................................................              9,013.1             8,578.8
   Accumulated amortization.....................................................             (1,836.2)           (1,612.5)
                                                                                            ---------           ---------
   Deferred charges, net........................................................              7,176.9             6,966.3
                                                                                            ---------           ---------
                                                                                            $13,197.0           $12,088.6
                                                                                            =========           =========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts payable and accrued expenses........................................             $1,069.3            $1,044.3
   Accrued interest.............................................................                107.2                91.1
   Current portion of long-term debt, including optional
      debt repayments of $527.0 and $70.0.......................................                626.3               229.5
                                                                                            ---------           ---------
        Total current liabilities...............................................              1,802.8             1,364.9
                                                                                            ---------           ---------
LONG-TERM DEBT, less current portion............................................              6,786.7             7,102.7
                                                                                            ---------           ---------
DEFERRED INCOME TAXES...........................................................              2,078.1             2,140.5
                                                                                            ---------           ---------
MINORITY INTEREST AND OTHER.....................................................              1,050.9               859.3
                                                                                            ---------           ---------
COMMITMENTS AND CONTINGENCIES

COMMON EQUITY PUT OPTIONS.......................................................                 31.4                69.6
                                                                                            ---------           ---------
STOCKHOLDERS' EQUITY
   Preferred stock - authorized, 20,000,000 shares
      5% series A convertible, no par value, issued, 6,370 at redemption value..                 31.9                31.9
      5.25% series B mandatorily redeemable convertible, $1,000 par value,
        issued, 500,000 at redemption value.....................................                500.0
   Class A special common stock, $1 par value - authorized,
      500,000,000 shares; issued, 308,258,612 and 283,281,675...................                308.3               283.3
   Class A common stock, $1 par value - authorized,
      200,000,000 shares; issued, 31,793,767 and 33,959,368 ....................                 31.8                34.0
   Class B common stock, $1 par value - authorized,
      50,000,000 shares; issued, 8,786,250 .....................................                  8.8                 8.8
   Additional capital...........................................................              2,830.3             2,326.6
   Accumulated deficit..........................................................             (2,262.6)           (2,127.1)
   Unrealized gains on marketable securities....................................                  9.0                 0.1
   Cumulative translation adjustments...........................................                (10.4)               (6.0)
                                                                                            ---------           ---------
        Total stockholders' equity..............................................              1,447.1               551.6
                                                                                            ---------           ---------
                                                                                            $13,197.0           $12,088.6
                                                                                            =========           =========

See notes to condensed consolidated financial statements.

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 1997
     CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND ACCUMULATED DEFICIT
                                   (Unaudited)

                                                                              (Amounts in millions, except per share data)
                                                                            Six Months Ended              Three Months Ended
                                                                                June 30,                       June 30,
                                                                          1997            1996           1997            1996
REVENUES
    Service income............................................          $1,367.9        $1,040.5         $716.8          $539.9
    Net sales from electronic retailing.......................             947.4           855.8          467.7           405.7
                                                                       ---------       ---------      ---------       ---------
                                                                         2,315.3         1,896.3        1,184.5           945.6
                                                                       ---------       ---------      ---------       ---------
COSTS AND EXPENSES
    Operating.................................................             611.3           453.5          313.9           223.7
    Cost of goods sold from electronic retailing..............             570.0           512.4          278.1           242.3
    Selling, general and administrative.......................             432.9           364.2          225.1           183.5
    Depreciation..............................................             221.5           142.7          125.7            74.3
    Amortization..............................................             240.9           181.6          124.3            93.1
                                                                       ---------       ---------      ---------       ---------
                                                                         2,076.6         1,654.4        1,067.1           816.9
                                                                       ---------       ---------      ---------       ---------

OPERATING INCOME..............................................             238.7           241.9          117.4           128.7

OTHER (INCOME) EXPENSE
    Interest expense..........................................             278.9           268.0          145.6           133.2
    Investment income.........................................             (88.6)          (47.5)         (76.4)          (28.9)
    Equity in net losses of affiliates........................             126.2            60.3           56.1            25.8
    Gain from equity offering of affiliate....................                             (40.6)                         (40.6)
    Other.....................................................               4.4            22.9           (4.5)           11.6
                                                                       ---------       ---------      ---------       ---------
                                                                           320.9           263.1          120.8           101.1
                                                                       ---------       ---------      ---------       ---------
(LOSS) INCOME BEFORE INCOME TAX EXPENSE, MINORITY
    INTEREST AND EXTRAORDINARY ITEMS..........................             (82.2)          (21.2)          (3.4)           27.6

INCOME TAX EXPENSE............................................              36.9            24.6           27.0            23.7
                                                                       ---------       ---------      ---------       ---------

(LOSS) INCOME BEFORE MINORITY INTEREST AND
    EXTRAORDINARY ITEMS.......................................            (119.1)          (45.8)         (30.4)            3.9

MINORITY INTEREST.............................................             (39.8)          (29.0)         (15.8)          (13.9)
                                                                       ---------       ---------      ---------       ---------

(LOSS) INCOME BEFORE EXTRAORDINARY ITEMS......................             (79.3)          (16.8)         (14.6)           17.8

EXTRAORDINARY ITEMS...........................................             (22.8)           (1.0)         (22.8)           (1.0)
                                                                       ---------       ---------      ---------       ---------

NET (LOSS) INCOME.............................................            (102.1)          (17.8)         (37.4)           16.8

PREFERRED DIVIDENDS...........................................              (0.8)                          (0.4)
                                                                       ---------       ---------      ---------       ---------

NET (LOSS) INCOME FOR COMMON STOCKHOLDERS.....................           ($102.9)         ($17.8)        ($37.8)          $16.8
                                                                       =========       =========      =========       =========

ACCUMULATED DEFICIT
    Beginning of period ......................................         ($2,127.1)      ($1,914.3)     ($2,205.3)      ($1,997.1)
    Net (loss) income.........................................            (102.1)          (17.8)         (37.4)           16.8
    Common dividends - $.0467, $.0467, $.0233 and $.0233
      per share...............................................             (15.7)          (11.0)          (8.2)           (5.4)
    Retirement of common stock................................             (17.7)          (87.5)         (11.7)          (44.9)
                                                                       ---------       ---------      ---------       ---------
    End of period.............................................         ($2,262.6)      ($2,030.6)     ($2,262.6)      ($2,030.6)
                                                                       =========       =========      =========       =========

(LOSS) INCOME FOR COMMON STOCKHOLDERS
  PER COMMON SHARE
    (Loss) income before extraordinary items..................             ($.25)          ($.07)         ($.05)           $.07
    Extraordinary items.......................................              (.07)                          (.07)
                                                                       ---------       ---------      ---------       ---------
         Net (loss) income....................................             ($.32)          ($.07)         ($.12)           $.07
                                                                       =========       =========      =========       =========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
    OUTSTANDING DURING THE PERIOD.............................             325.3           237.6          324.8           235.8
                                                                       =========       =========      =========       =========

See notes to condensed consolidated financial statements.

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 1997
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                                                  (Dollars in millions)
                                                                                                 Six Months Ended June 30,
                                                                                                1997                 1996
OPERATING ACTIVITIES
   Net loss.....................................................................              ($102.1)             ($17.8)
   Adjustments to reconcile net loss to net cash provided
     by operating activities:
      Depreciation..............................................................                221.5               142.7
      Amortization..............................................................                240.9               181.6
      Non-cash interest expense, net............................................                 26.8                32.2
      Equity in net losses of affiliates........................................                126.2                60.3
      Gains on long-term investments, net of losses.............................                (65.2)              (16.3)
      Gain from equity offering of affiliate....................................                                    (40.6)
      Minority interest.........................................................                (39.8)              (29.0)
      Extraordinary items.......................................................                 22.8                 1.0
      Deferred income taxes and other...........................................                (12.8)               12.2
                                                                                             --------              ------
                                                                                                418.3               326.3

      Decrease in accounts receivable, net......................................                 43.4                55.2
      (Increase) decrease in inventories, net...................................                (46.9)                0.3
      Decrease in other current assets..........................................                  2.9                 0.7
      Increase (decrease) in accounts payable and accrued expenses..............                  2.6               (99.3)
      Increase in accrued interest..............................................                 16.1                 6.0
                                                                                             --------              ------

             Net cash provided by operating activities..........................                436.4               289.2
                                                                                             --------              ------

FINANCING ACTIVITIES
   Proceeds from borrowings.....................................................              2,958.0               558.3
   Retirement and repayment of debt.............................................             (2,940.3)             (478.3)
   Issuance of preferred stock..................................................                500.0
   Issuances of common stock, net...............................................                498.5                 1.3
   Repurchases of common stock, net.............................................                (33.6)             (108.3)
   Dividends....................................................................                (16.5)              (11.0)
   Deferred financing costs.....................................................                (43.2)               (1.7)
   Other........................................................................                  1.8                (3.1)
                                                                                             --------              ------

             Net cash provided by (used in) financing activities................                924.7               (42.8)
                                                                                             --------              ------

INVESTING ACTIVITIES
   Acquisitions, net of cash acquired...........................................               (125.8)              (46.5)
   Proceeds from sales of short-term investments, net...........................                127.2               237.0
   Investments, principally in affiliates.......................................                (78.5)             (357.4)
   Proceeds from sales of and distribution from long-term investments...........                 95.7                91.4
   Proceeds from investee's repayment of loan...................................                 25.2
   Capital expenditures.........................................................               (447.1)             (278.9)
   Additions to deferred charges................................................                (24.1)              (17.5)
   Other........................................................................                 (0.4)               (5.9)
                                                                                             --------              ------

             Net cash used in investing activities..............................               (427.8)             (377.8)
                                                                                             --------              ------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS................................                933.3              (131.4)

CASH AND CASH EQUIVALENTS, beginning of period..................................                331.3               539.1
                                                                                             --------              ------

CASH AND CASH EQUIVALENTS, end of period........................................             $1,264.6              $407.7
                                                                                             ========              ======


See notes to condensed consolidated financial statements.

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 1997
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

      Basis of Presentation
      The condensed consolidated balance sheet as of December 31, 1996 has been condensed from the audited consolidated balance sheet as of that date. The condensed consolidated balance sheet as of June 30, 1997, the condensed consolidated statement of operations and accumulated deficit for the six and three months ended June 30, 1997 and 1996 and the condensed consolidated statement of cash flows for the six months ended June 30, 1997 and 1996 have been prepared by Comcast Corporation (the "Company") and have not been audited by the Company's independent auditors. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of June 30, 1997 and for all periods presented have been made.

      Certain information and note disclosures normally included in the Company's annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1996 Annual Report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for the periods ended June 30, 1997 are not necessarily indicative of operating results for the full year.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      New Accounting Pronouncements
      Effective January 1, 1997, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," which was issued by the Financial Accounting Standards Board ("FASB") in June 1996. Under this statement, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered and derecognizes liabilities when extinguished. Adoption of this statement did not have a significant impact on the Company's consolidated financial position or results of operations.

      In February 1997, the FASB issued SFAS No. 128, "Earnings Per Share." This statement, which clarifies and supersedes the current authoritative accounting literature regarding the computation and disclosure of earnings per share, is effective for interim and annual periods ending after December 15, 1997 and may not be applied earlier. The Company does not expect adoption of this statement to result in significant changes to the Company's calculation or presentation of loss for common stockholders per common share.

      In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." This statement, which establishes standards for reporting and disclosure of comprehensive income, is effective for interim and annual periods beginning after December 15, 1997, although earlier adoption is permitted. Reclassification of financial information for earlier periods presented for comparative purposes is required under SFAS No. 130. As this statement only requires additional disclosures in the Company's consolidated financial statements, its adoption will not have any impact on the Company's consolidated financial position or results of operations. The Company expects to adopt SFAS No. 130 effective January 1, 1998.

      In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement, which establishes standards for the reporting of information about operating segments and requires the reporting of selected information about operating segments in interim financial statements, is effective for fiscal years beginning after December 15, 1997, although earlier application is permitted. Reclassification of segment information for earlier periods presented for comparative purposes is required under SFAS No. 131. The Company does not expect adoption of this statement to result in significant changes to its presentation of financial data by business segment. The Company expects to adopt SFAS No. 131 effective January 1, 1998.

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 1997
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

      (Loss) Income for Common Stockholders Per Common Share
      Loss for common stockholders per common share amounts were computed by dividing net loss and loss before extraordinary items, after deduction of preferred stock dividends, by the weighted average number of common shares outstanding during the period. For the six months ended June 30, 1997 and 1996 and for the three months ended June 30, 1997, the Company's common stock equivalents have an antidilutive effect on net loss per share and, therefore, have not been used in determining the total weighted average number of common shares outstanding.

      For the three months ended June 30, 1996, the Company's shares which were issuable upon conversion of its convertible debentures and upon exercise of its then outstanding common equity put options were not included as common stock equivalents, since inclusion of these shares would have an antidilutive effect on net income per share. The Company's dilutive common stock equivalents for such period, consisting solely of shares issuable under employee stock programs, did not have any impact on net income per share as presented in the Company's condensed consolidated statement of operations and accumulated deficit for the three months ended June 30, 1996. Therefore, primary and fully diluted net income per share have not been presented for such period. For the three months ended June 30, 1996, the primary and fully diluted weighted average number of common shares and common share equivalents outstanding were 241.0 million and 241.3 million, respectively.

      Reclassifications
      Certain reclassifications have been made to the prior year condensed consolidated financial statements to conform to those classifications used in 1997.

3.    ACQUISITIONS AND OTHER SIGNIFICANT EVENTS

      Microsoft Investment
      On June 30, 1997 (the "Issuance Date"), the Company and Microsoft Corporation ("Microsoft") completed a Stock Purchase Agreement (the "Agreement") under which Microsoft purchased and the Company issued 24.6 million shares of the Company's Class A Special Common Stock, par value $1.00 per share (the "Class A Special Stock"), at $20.29 per share, for $500.0 million and 500,000 shares of the Company's newly issued 5.25% Series B Mandatorily Redeemable Convertible Preferred Stock, par value $1,000 per share (the "Series B Preferred Stock"), for $500.0 million.

      The Series B Preferred Stock has a 5.25% pay-in-kind annual dividend. Dividends will be paid quarterly through the issuance of additional shares of Series B Preferred Stock (the "Additional Shares") and will be cumulative from the Issuance Date (except that dividends on the Additional Shares will accrue from the date such Additional Shares are issued). The Series B Preferred Stock, including the Additional Shares, is convertible, at the option of Microsoft, into 21.2 million shares of Class A Special Stock, subject to adjustment in certain limited circumstances, which equals an initial conversion price of $23.54 per share, increasing as a result of the Additional Shares to $33.91 per share on June 30, 2004. The Series B Preferred Stock is mandatorily redeemable on June 30, 2017, or, at the option of the Company beginning on June 30, 2004 or at the option of Microsoft on June 30, 2004 or on June 30, 2012. Upon redemption, the Company, at its option, may redeem the Series B Preferred Stock with cash, Class A Special Stock or a combination thereof. As the Company currently intends to redeem the Series B Preferred Stock with Class A Special Stock upon redemption, the Series B Preferred Stock has been classified as a component of stockholders' equity as of June 30, 1997. The Series B Preferred Stock is generally non-voting.

      Offerings of Subsidiary Debt
      On May 8, 1997, Comcast Cellular Holdings, Inc. ("Comcast Cellular"), a wholly owned subsidiary of the Company, completed the sale of $1.0 billion principal amount of 9 1/2% Senior Notes due 2007 (the "Cellular Notes") through a private offering with registration rights. The Cellular Notes are obligations of Comcast Cellular and are not obligations of, nor guaranteed by, the Company. Comcast Cellular used the net proceeds from the offering to repay existing borrowings by its subsidiaries, including its senior participating redeemable zero coupon notes. Collectively, these transactions are referred to herein as the "Cellular Refinancing."

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 1997
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

      On May 1, 1997, Comcast Cable Communications, Inc. ("Comcast Cable"), a wholly owned subsidiary of the Company, completed the sale of $1.7 billion principal amount of notes (the "Cable Notes") through a private offering with registration rights. The Cable Notes were issued in four tranches:
      $300.0 million principal amount of 8 1/8% Notes due 2004, $600.0 million principal amount of 8 3/8% Notes due 2007, $550.0 million principal amount of 8 7/8% Notes due 2017 and $250.0 million principal amount of 8 1/2% Notes due 2027. The Notes due 2027 are subject to repurchase at the option of the holder in 2009. The Cable Notes are obligations of Comcast Cable and are not obligations of, nor guaranteed by, the Company. Comcast Cable used substantially all of the net proceeds from the offering to repay existing borrowings by its subsidiaries. Collectively, these transactions are referred to herein as the "Cable Refinancing."

      E! Entertainment
      On March 31, 1997, the Company, through Comcast Entertainment Holdings LLC (the "LLC"), which is owned 50.1% by the Company and 49.9% by The Walt Disney Company ("Disney"), purchased a 58.4% interest in E! Entertainment Television, Inc. ("E! Entertainment"), an entertainment programming service distributed to more than 42 million subscribers, from Time Warner, Inc. ("Time Warner") for $321.9 million (the "E! Acquisition"). The E! Acquisition was funded by cash contributions to the LLC by the Company and Disney of $132.8 million and $189.1 million, respectively. In connection with the E! Acquisition, the Company contributed its 10.4% interest in E! Entertainment to the LLC. Following these transactions, the LLC owns a 68.8% interest in E! Entertainment. To fund the cash contribution to the LLC, the Company borrowed $132.8 million from Disney in the form of two 10-year, 7% notes (the "Disney Notes").

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

      Scripps Cable
      In November 1996, the Company acquired the cable television operations ("Scripps Cable") of The E.W. Scripps Company ("E.W. Scripps") in exchange for 93.048 million shares of Class A Special Stock valued at $1.552 billion (the "Scripps Acquisition"). The Company accounted for the Scripps Acquisition under the purchase method and Scripps Cable was consolidated with the Company effective November 1, 1996. The terms of the Scripps Acquisition provide for, among other things, the indemnification of the Company by E. W. Scripps for certain liabilities, including tax liabilities, relating to Scripps Cable prior to the acquisition date.

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

      The Sports Venture Acquisition was completed in two steps. In April 1996, the Company purchased the Sixers for $125.0 million in cash plus assumed net liabilities of approximately $11.0 million through a partnership controlled by the Company. To complete the Sports Venture Acquisition, in July 1996, the Company contributed its interest

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 1997
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

      in the Sixers, exchanged approximately 3.5 million shares of the Company's Class A Special Stock and 6,370 shares of the Company's newly issued 5% Series A Convertible Preferred Stock and paid $15.0 million in cash for its current interest in Comcast-Spectacor. The remaining 34% interest in Comcast-Spectacor is owned by a group, including the former majority owner of PFLP, who also manages Comcast-Spectacor. In connection with the Sports Venture Acquisition, Comcast-Spectacor assumed the outstanding liabilities relating to the Sixers and the Arenas, including a mortgage obligation of $155.0 million. The Company accounts for its interest in Comcast-Spectacor under the equity method (see Note 4).

      Unaudited Pro Forma Information
      The following unaudited pro forma information for the six months ended June 30, 1996 has been presented as if the Scripps Acquisition occurred on January 1, 1996. This unaudited pro forma information is based on historical results of operations, adjusted for acquisition costs, and, in the opinion of management, is not necessarily indicative of what the results would have been had the Company operated Scripps Cable since January 1, 1996 (dollars in millions, except per common share data).

                                                                Six Months Ended
                                                                 June 30, 1996
           Revenues.......................................         $2,046.2
           Loss before extraordinary items................            (44.1)
           Net loss.......................................            (45.1)
           Net loss per common share......................            (0.14)

4.    INVESTMENTS, PRINCIPALLY IN AFFILIATES
                                                   June 30,         December 31,
                                                    1997               1996
                                                     (Dollars in millions)
           Equity method..................         $936.4             $966.1
           Public companies...............           92.2              165.5
           Privately held companies.......           37.6               46.1
                                                 --------           --------
                                                 $1,066.2           $1,177.7
                                                 ========           ========

      Equity Method
      The Company records its proportionate interests in the net income (loss) of substantially all of its investees, other than the UK Investees (see below), three months in arrears. The Company's recorded investments exceed its proportionate interests in the book value of the investees' net assets by $227.6 million as of June 30, 1997 (primarily related to the investments in Comcast-Spectacor and Sprint PCS (see below)). Such excess is being amortized to equity in net income or loss, primarily over a period of twenty years, which is consistent with the estimated lives of the underlying assets. The original cost of investments accounted for under the equity method totaled $1.324 billion and $1.271 billion as of June 30, 1997 and December 31, 1996, respectively. Summarized financial information for the Company's equity method investees is presented below (dollars in millions).

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 1997
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

                                                               Sprint                      UK
                                                                PCS         TCGI       Investees      Other     Combined
Six Months Ended June 30, 1997:

   Combined Results of Operations
      Revenues, net..................................           $13.6       $184.2        $92.9      $442.3       $733.0
      Operating, selling, general and
        administrative expenses......................           351.5        171.9         82.2       453.0      1,058.6
      Depreciation and amortization..................            43.8         56.2         36.0        54.1        190.1
      Operating loss.................................          (381.7)       (43.9)       (25.3)      (64.8)      (515.7)
      Net loss (a)...................................          (398.8)       (87.7)       (44.8)      (89.6)      (620.9)

   Company's Equity in Net Loss
      Equity in current period net loss (b)..........          ($59.8)      ($14.2)      ($16.7)     ($31.3)     ($122.0)
      Amortization expense...........................            (0.1)        (0.4)        (0.3)       (3.4)        (4.2)
                                                              -------      -------        -----       -----      -------
        Total equity in net loss.....................          ($59.9)      ($14.6)      ($17.0)     ($34.7)     ($126.2)
                                                              =======      =======        =====       =====      =======

Three Months Ended June 30, 1997:

   Combined Results of Operations
      Revenues, net..................................            $9.5        $96.8        $48.4      $241.2       $395.9
      Operating, selling, general and
        administrative expenses......................           165.9         90.7         42.0       239.1        537.7
      Depreciation and amortization..................            34.4         29.8         18.6        24.1        106.9
      Operating loss.................................          (190.8)       (23.7)       (12.2)      (22.0)      (248.7)
      Net loss (a)...................................          (215.5)       (45.0)       (22.6)      (38.8)      (321.9)

   Company's Equity in Net Loss
      Equity in current period net loss..............          ($32.3)       ($7.4)       ($8.3)      ($6.2)      ($54.2)
      Amortization expense...........................                         (0.2)        (0.2)       (1.5)        (1.9)
                                                              -------      -------        -----       -----      -------
        Total equity in net loss.....................          ($32.3)       ($7.6)       ($8.5)      ($7.7)      ($56.1)
                                                              =======      =======        =====       =====      =======


Combined Financial Position

As of June 30, 1997:
      Current assets.................................          $308.9       $657.4       $140.6      $304.1     $1,411.0
      Noncurrent assets..............................         4,599.5      1,474.2        706.0     1,268.9      8,048.6
      Current liabilities............................           251.5        206.4         89.5       793.4      1,340.8
      Noncurrent liabilities.........................         2,417.9      1,079.5        589.3       543.7      4,630.4

------------
(a)   See footnote (1) on page 10.
(b)   See footnote (2) on page 10.

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 1997
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

                                                               Sprint                      UK
                                                                PCS         TCGI       Investees      Other     Combined
Six Months Ended June 30, 1996:

   Combined Results of Operations
      Revenues, net..................................        $              $120.1        $77.1      $248.6       $445.8
      Operating, selling, general and
        administrative expenses......................            75.5        111.3         71.1       245.4        503.3
      Depreciation and amortization..................             0.3         32.1         28.2        30.8         91.4
      Operating loss.................................           (75.8)       (23.3)       (22.2)      (27.6)      (148.9)
      Net loss (1)...................................          (152.7)       (51.1)       (36.2)      (39.8)      (279.8)

   Company's Equity in Net Loss
      Equity in current period net loss..............          ($22.9)       ($9.7)      ($14.8)     ($10.7)      ($58.1)
      Amortization income (expense)..................             0.6         (0.8)                    (2.0)        (2.2)
                                                              -------      -------        -----       -----      -------
        Total equity in net loss.....................          ($22.3)      ($10.5)      ($14.8)     ($12.7)      ($60.3)
                                                              =======      =======        =====       =====      =======

Three Months Ended June 30, 1996:

   Combined Results of Operations
      Revenues, net..................................        $               $63.7        $34.5      $126.5       $224.7
      Operating, selling, general and
        administrative expenses......................            30.7         59.0         32.0       121.7        243.4
      Depreciation and amortization..................             0.3         16.8         12.8        14.7         44.6
      Operating loss.................................           (31.0)       (12.1)       (10.3)       (9.9)       (63.3)
      Net loss (1)...................................           (67.4)       (26.0)       (15.9)      (16.9)      (126.2)

   Company's Equity in Net Loss
      Equity in current period net loss..............          ($10.1)       ($4.9)       ($6.2)      ($4.2)      ($25.4)
      Amortization income (expense)..................             0.6         (0.5)                    (0.5)        (0.4)
                                                              -------      -------        -----       -----      -------
        Total equity in net loss.....................           ($9.5)       ($5.4)       ($6.2)      ($4.7)      ($25.8)
                                                              =======      =======        =====       =====      =======

      --------
      (1) Net loss also represents loss from continuing operations before extraordinary items and cumulative effect of changes in accounting principle.
      (2) As a result of the E! Acquisition, the Company recorded a charge representing the cumulative amount that would have been recorded had the Company accounted for its investment in E! Entertainment under the equity method since the date of initial investment (the "Cumulative Charge"). Since the Company's proportionate share of E! Entertainment's cumulative losses was in excess of the Company's historical cost basis in E! Entertainment and as the Company was under no contractual obligation to fund the losses of E! Entertainment, the Cumulative Charge was limited to the Company's historical cost basis of $12.1 million. Such amount is included in equity in net losses of affiliates in the Company's condensed consolidated statement of operations and accumulated deficit for the six months ended June 30, 1997 as it is not significant for restatement of the Company's prior year financial statements.

      Sprint PCS. The Company, Tele-Communications, Inc. ("TCI"), Cox Communications, Inc. ("Cox") and Sprint Corporation ("Sprint," and together with the Company, TCI and Cox, the "Parents"), and certain subsidiaries of the Parents, engage in the wireless communications business through a limited partnership known as "Sprint Spectrum" or "Sprint PCS," a development stage enterprise through June 30, 1997. The Company made its initial investment in 1994 and, as of June 30, 1997, holds a general and limited partnership interest of 15% in Sprint PCS. The Company's investment in Sprint PCS is accounted for under the equity method based on the Company's general partnership interest and its representation on the partnership's board of directors.

      TCGI. Through June 1996, the Company held investments in Teleport Communications Group, Inc. ("TCGI"), TCG Partners and certain local joint ventures (the "Teleport Joint Ventures") managed by TCGI and TCG Partners. TCGI

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 1997
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

      is one of the largest competitive alternative access providers in the United States in terms of route miles. The Company had a 20.0% investment in TCGI and interests in the Teleport Joint Ventures ranging from 12.4% to 20.3%. In June 1996, TCGI sold approximately 27 million shares of its Class A Common Stock (the "TCGI Class A Stock"), for $16 per share, in an initial public offering (the "TCGI IPO"). In connection with the TCGI IPO, TCGI, the Company and subsidiaries of Cox, TCI and Continental Cablevision ("Continental" and collectively with Cox, TCI and the Company, the "Cable Stockholders") entered into an agreement pursuant to which TCGI was reorganized (the "Reorganization"). The Reorganization consisted of, among other things: (i) the acquisition by TCGI of TCG Partners; (ii) the acquisition by TCGI of additional interests in the Teleport Joint Ventures (including 100% of those interests held by the Company); and (iii) the contribution to TCGI of $269.0 million aggregate principal amount of indebtedness, plus accrued interest thereon, owed by TCGI to the Cable Stockholders (except that TCI retained a $26 million subordinated note of
      TCGI), including $53.8 million principal amount and $4.1 million of accrued interest owed to the Company. In connection with the Reorganization, the Company received 25.6 million shares of TCGI's Class B Common Stock (the "TCGI Class B Stock"). Each share of TCGI Class B Stock is entitled to voting power equivalent to ten shares of TCGI Class A Stock and is convertible, at the option of the holder, into one share of TCGI Class A Stock. As a result of the TCGI IPO, the Company recorded a $40.6 million increase in its proportionate share of TCGI's net assets as a gain from equity offering of affiliate in its condensed consolidated statement of operations and accumulated deficit for the six and three months ended June 30, 1996.

      During the three months ended March 31, 1997, the Company received 2.76 million shares of TCGI Class A Stock from TCGI in exchange for the Company's shares of an alternate access provider. In May 1997, the Company sold all of its shares of TCGI Class A Stock for $68.9 million and recognized a $68.9 million pre-tax gain, which is included in investment income in its condensed consolidated statement of operations and accumulated deficit for the six and three months ended June 30, 1997.

      As of June 30, 1997, the Company owns TCGI Class B Stock representing a 19.8% voting interest and a 15.5% equity interest. The Company continues to account for its interest in TCGI under the equity method based on its voting interest maintained through the TCGI Class B Stock, its representation on TCGI's board of directors and its participation in a TCGI stockholder agreement granting certain rights to a control group. Assuming conversion of the TCGI Class B Stock held by the Company into TCGI Class A Stock, the Company's investment in TCGI, which had a carrying value of $131.1 million as of June 30, 1997, would have a fair value of approximately $1.009 billion, based on the quoted market price of the TCGI Class A Stock as of July 31, 1997.

      UK  Investees.  As of June 30,  1997,  Comcast UK Cable  Partners  Limited
      ("Comcast UK Cable"), a consolidated subsidiary of the Company, holds a 27.5% interest in Birmingham Cable Corporation Limited and a 50.0% interest in Cable London PLC. In addition, Comcast UK Cable historically held an investment in Cambridge Holding Company Limited ("Cambridge Cable"). In March 1996, Comcast UK Cable purchased the 50.0% interest in Cambridge Cable that it had not previously owned for cash and approximately 8.9 million of its Class A Common Shares (the "Cambridge Acquisition"). Following the Cambridge Acquisition, Comcast UK Cable owns 100.0% of Cambridge Cable and consolidated the financial position and results of operations of Cambridge Cable effective March 31, 1996.

      Other. The Company's 11 other equity method investees include investments in wired telecommunications (including Garden State Cablevision, L.P., a cable communications company serving 207,000 subscribers as of June 30, 1997 in the State of New Jersey), wireless telecommunications (including Primestar - see below) and content providers (including Comcast-Spectacor
      - see Note 3). The Company holds interests representing less than 20% of the total outstanding ownership interest in certain of its other equity method investees. The equity method of accounting is utilized for these investments based on the type of investment (i.e. general partnership interest), board representation, participation in a controlling investor group, significant shareholder rights or a combination of these and other factors. In addition, the Company's 66% interest in Comcast- Spectacor is accounted for under the equity method since the Company does not have control over Comcast- Spectacor's operations. The Company does not consider these other equity method investments to be individually significant to its consolidated financial position, results of operations or liquidity.

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 1997
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

      Roll-up of Primestar's Operations. In June 1997, the Company entered into a binding letter agreement (the "Roll-up Agreement") with PRIMESTAR Partners L.P. ("Primestar") and the affiliates of each of the other partners of Primestar, including TCI Satellite Entertainment, Inc. ("TSAT"), a publicly-traded company. Primestar, in which the Company holds a 10.4% general and limited partnership interest, is principally engaged in the business of acquiring, originating and/or providing television programming services delivered by satellite through a network of distributors, including the Company, throughout the United States. The Roll-up Agreement sets forth the principal terms and conditions of a proposed transaction (the "Roll-up Transaction"), through which the Company's direct broadcast satellite ("DBS") operations, Primestar and the Primestar-related distribution businesses of the other partners of Primestar will be consolidated into a newly-formed publicly-traded company ("New Primestar"). In connection with the Roll-up Transaction, TSAT will become a wholly owned subsidiary of New Primestar. The Company provided DBS services, through a distributorship arrangement with Primestar, to 152,000 subscribers as of June 30, 1997.

      New Primestar will acquire the Primestar partnership interests, subscribers and related assets, as applicable, of the parties to the Roll-up Transaction, in exchange for (i) cash, (ii) shares of Series A Common Stock of New Primestar and (iii) shares of Series C Common Stock of New Primestar, in each case in an amount determined pursuant to the Roll-up Agreement. The Company will continue to market and support the Primestar programming services on an agency basis after consummation of the Roll-up Transaction; however, the terms of such arrangement have not yet been determined. Under the terms of the Roll-up Agreement, upon closing of the Roll-up Transaction, the Company is expected to receive approximately $90 million in cash and to own approximately 10% of New Primestar common equity, subject to adjustments based on the number of subscribers, inventory amounts and other factors. As of June 30, 1997, assets of the Company's DBS operations totaled $138.2 million.

      In June 1997, Primestar entered into an agreement with The News Corporation Limited, MCI Telecommunications Corporation and American Sky Broadcasting LLC ("ASkyB"), pursuant to which Primestar (or, under certain circumstances, New Primestar) will acquire certain assets relating to the high-power, DBS business of ASkyB. In exchange for such assets, ASkyB will receive non-voting securities of New Primestar that will be convertible into non-voting common stock of New Primestar and, accordingly, will reduce the Company's common equity interest in New Primestar to approximately 7% on a fully diluted basis.

      These transactions are not conditioned on each other and may close independently. They are expected to close in 1998, subject to receipt of all necessary governmental and regulatory approvals, including the approval of the Federal Communications Commission. There can be no assurance that such approvals will be obtained.

      @Home. On July 11, 1997 (the "@Home IPO Date"), At Home Corporation ("@Home"), an equity method investee of the Company, completed an initial public offering of its Series A Common Stock. @Home provides Internet services to customers and businesses over the cable television infrastructure in a limited number of cities in the United States. During the third quarter of 1997, due to the dilution of the Company's equity and voting interest and other factors, the Company expects to discontinue the equity method of accounting for its investment in @Home. As of the @Home IPO Date, the Company held 14.6 million shares of @Home Series A Common Stock, representing a 12.2% and 5.7% equity and voting interest, respectively.

      Investments - Public Companies
      The Company holds unrestricted equity investments in certain publicly traded companies, including its investments in Nextel Communications, Inc. ("Nextel") and Time Warner (see below), with an historical cost of $140.3 million and $212.7 million as of June 30, 1997 and December 31, 1996, respectively. The Company has recorded these investments, which are classified as available for sale, at their estimated fair values of $154.2 million and $212.9 million as of June 30, 1997 and December 31, 1996, respectively. The unrealized pre-tax gains as of June 30, 1997 and December 31, 1996 of $13.9 million and $0.2 million, respectively, have been reported in the Company's condensed consolidated balance sheet as a component of stockholders' equity, net of related deferred income tax expense of $4.9 million and $0.1 million, respectively.

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 1997
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

      As of June 30, 1997 and December 31, 1996, the Company held 3.3 million shares of Nextel common stock. In addition, as of December 31, 1996, the Company held options to acquire an additional 25.0 million shares of Nextel common stock at $16 per share. As of December 31, 1996, these options, which had an historical cost of $20.0 million, were included in investments in publicly traded companies at their fair value of $32.6 million. In February 1997, the Company sold these options to Nextel for $25.0 million and recognized a pre-tax gain of $5.0 million, which is included in investment income in its condensed consolidated statement of operations and accumulated deficit for the six months ended June 30, 1997. In July 1997, the Company sold its 3.3 million shares of Nextel common stock for $73.4 million resulting in a pre-tax gain of $32.1 million, which will be recognized in the third quarter of 1997. Accordingly, as of June 30, 1997, the Company's investment in Nextel, which is recorded at its fair value of $62.1 million, is included in short-term investments in the Company's condensed consolidated balance sheet.

      In February 1996, in connection with certain preemptive rights of the Company under previously existing agreements with Nextel, the Company purchased 8.16 million shares of Nextel common stock at $12.25 per share, for $99.9 million. During the three months ended June 30, 1996, the Company sold 4.4 million shares of Nextel common stock for $85.6 million and recognized a pre-tax gain of $29.7 million, which is included in investment income in its condensed consolidated statement of operations and accumulated deficit for the six and three months ended June 30, 1996.

      The Company received 1.36 million shares of Time Warner common stock (the "Time Warner Stock") in exchange (the "Exchange") for all of the shares of Turner Broadcasting System, Inc. ("TBS") stock (the "TBS Stock") held by the Company as a result of the merger of Time Warner and TBS in October 1996. As a result of the Exchange, the Company recognized a pre-tax gain of $47.3 million in the fourth quarter of 1996, representing the difference between the Company's historical cost basis in the TBS Stock of $8.9 million and the new basis for the Company's investment in Time Warner Stock of $56.2 million, which was based on the closing price of the Time Warner Stock on the merger date of $41.375 per share. In December 1996 and January 1997, the Company sold 92,500 shares and 1.27 million shares, respectively, of the Time Warner Stock, representing the Company's entire interest in Time Warner, for $3.7 million and $48.6 million, respectively. In connection with the January 1997 sales, the Company recognized a pre-tax loss of $3.8 million, which is included in investment income in its condensed consolidated statement of operations and accumulated deficit for the six months ended June 30, 1997. As of December 31, 1996, the 1.27 million shares of Time Warner Stock held by the Company were recorded at their fair value of $47.4 million and were included in short-term investments in the Company's condensed consolidated balance sheet.

5.    LONG-TERM DEBT

      The Cable Refinancing and the Cellular Refinancing had a significant impact on the maturities of the Company's long-term debt. Maturities of long-term debt outstanding as of June 30, 1997 through 2001 are as follows (dollars in millions).

           1997 (1)................................             $560.9
           1998....................................              117.6
           1999....................................              207.4
           2000....................................              301.7
           2001....................................              577.8

      ---------------
      (1) Represents maturities of long-term debt for the remaining six months of 1997, which includes $527.0 million of optional debt repayments made in July 1997 (see below).

      As of June 30, 1997 and December 31, 1996, the Company's effective weighted average interest rate on its long-term debt outstanding was 8.02% and 7.68%, respectively.

      On June 30, 1997, the Company redeemed all of its outstanding 10% Subordinated Debentures, due 2003 (the "10% Debentures"). An aggregate principal amount of $139.3 million of the 10% Debentures was redeemed at a

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 1997
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

      redemption price of 100% of the principal amount thereof, together with accrued interest thereon. On the date of redemption, the 10% Debentures had an accreted value of $127.7 million.

      In connection with the Cable Refinancing, the Cellular Refinancing and the redemption of the 10% Debentures, the Company expensed unamortized debt acquisition costs and incurred debt extinguishment costs of $35.1 million, resulting in an extraordinary loss, net of tax, of $22.8 million or $0.07 per common share during the six and three months ended June 30, 1997.

      In July 1997, the Company made optional debt repayments aggregating $527.0 million with existing cash, cash equivalents and short-term investments. Current portion of long-term debt as of June 30, 1997 includes such amount. As a result of these debt repayments, the Company will expense unamortized debt acquisition costs of $3.5 million, resulting in an extraordinary loss, net of tax, of $2.3 million in the third quarter of 1997.

      As of July 31, 1997, certain subsidiaries of the Company had unused lines of credit of $1.129 billion. The availability and use of the unused lines of credit is restricted by the covenants of the related debt agreements and to subsidiary general purposes and dividend declaration. The Company continually evaluates its debt structure with the intention of reducing its debt service requirements when desirable.

6.    STOCKHOLDERS' EQUITY

      Concurrent with the announcement of the Scripps Acquisition in October 1995, the Company announced that its Board of Directors authorized a market repurchase program (the "Repurchase Program") pursuant to which the Company could purchase, at such times and on such terms as it deemed appropriate, up to $500.0 million of its outstanding common equity securities, subject to certain restrictions and market conditions. Based on the trade date for stock repurchases, during the six and three months ended June 30, 1997 and 1996, the Company repurchased 2.3 million shares,
      6.5 million shares, 1.6 million shares and 3.3 million shares, respectively, of its common stock for aggregate consideration of $36.2 million, $116.6 million, $24.7 million and $59.9 million, respectively, pursuant to the Repurchase Program. During the term of the Repurchase Program, which terminated on May 13, 1997, the Company repurchased a total of 13.5 million shares of its common stock for aggregate consideration of $228.6 million.

      As part of the Repurchase Program, the Company sold put options on shares of its Class A Special Stock. Put options on 4.0 million shares, sold by the Company during 1996 and 1995 and outstanding at December 31, 1996, expired unexercised during the first quarter of 1997. Upon expiration, the Company reclassified $69.6 million, the amount it would have been obligated to pay to repurchase such shares had the put options been exercised, from common equity put options to additional capital in the Company's condensed consolidated balance sheet.

      As part of the Repurchase Program, in April 1997, the Company sold put options on 2.0 million shares of its Class A Special Stock. The put options give the holder the right to require the Company to repurchase such shares at a specified price on specific dates in April and May 1998. The amount the Company would be obligated to pay to repurchase such shares upon exercise of the put options, totaling $31.4 million, has been reclassified from additional capital to common equity put options in the Company's June 30, 1997 condensed consolidated balance sheet.

7.    STATEMENT OF CASH FLOWS - SUPPLEMENTAL INFORMATION

      The Company made cash payments for interest of $233.8 million, $229.7 million, $116.7 million and $127.7 million during the six and three months ended June 30, 1997 and 1996, respectively.

      The Company made cash payments for income taxes of $75.0 million, $62.2 million, $56.7 million and $46.9 million during the six and three months ended June 30, 1997 and 1996, respectively.

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 1997
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONCLUDED
                                   (Unaudited)

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

9.    FINANCIAL DATA BY BUSINESS SEGMENT
      (Dollars in millions)

                                               Domestic
                                                 Cable          Electronic         Cellular
                                            Communications       Retailing      Communications       Other (1)           Total
Six Months Ended June 30, 1997
Revenues, net........................          $1,021.9            $947.4            $220.3            $125.7          $2,315.3
Depreciation and amortization........             306.8              51.6              61.5              42.5             462.4
Operating income (loss)..............             169.9             103.0              27.1             (61.3)            238.7
Interest expense.....................             119.9              27.9              52.1              79.0             278.9
Capital expenditures.................             251.5              41.1              57.9              96.6             447.1
Equity in net losses of affiliates...                                                                   126.2             126.2

Three Months Ended June 30, 1997
Revenues, net........................            $520.8            $467.7            $116.2             $79.8          $1,184.5
Depreciation and amortization........             168.0              24.8              31.5              25.7             250.0
Operating income (loss)..............              78.4              50.7              19.4             (31.1)            117.4
Interest expense.....................              63.2              13.9              28.1              40.4             145.6
Capital expenditures.................             144.9              26.1              40.0              56.1             267.1
Equity in net losses of affiliates...                                                                    56.1              56.1

As of June 30, 1997
Assets...............................          $6,067.2          $2,144.6          $1,461.9          $3,523.3         $13,197.0
Long-term debt, less current portion.           2,584.8             811.0           1,149.7           2,241.2           6,786.7

Six Months Ended June 30, 1996
Revenues, net........................            $778.3            $855.8            $207.1             $55.1          $1,896.3
Depreciation and amortization........             192.6              51.9              56.8              23.0             324.3
Operating income (loss)..............             190.6              87.5              14.3             (50.5)            241.9
Interest expense.....................             110.8              35.1              44.0              78.1             268.0
Capital expenditures.................             137.9              19.5              36.6              84.9             278.9
Equity in net losses (income) of
    affiliates.......................               0.1              (0.1)                               60.3              60.3

Three Months Ended June 30, 1996
Revenues, net........................            $396.0            $405.7            $108.9             $35.0            $945.6
Depreciation and amortization........              97.3              25.7              30.5              13.9             167.4
Operating income (loss)..............             101.8              41.3              12.1             (26.5)            128.7
Interest expense.....................              54.1              16.9              23.2              39.0             133.2
Capital expenditures.................              83.9              13.4              21.7              48.5             167.5
Equity in net losses (income) of
    affiliates.......................                                (0.1)                               25.9              25.8

---------------
(1) Other includes certain operating businesses, including E! Entertainment (beginning on March 31, 1997), the Company's consolidated United Kingdom cable and telecommunications operations and the Company's DBS operations, and elimination entries related to the segments presented.

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 1997


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

General Developments of Business

Microsoft Investment
On June 30, 1997 (the "Issuance Date"), the Company and Microsoft Corporation ("Microsoft") completed a Stock Purchase Agreement (the "Agreement") under which Microsoft purchased and the Company issued 24.6 million shares of the Company's Class A Special Common Stock, par value $1.00 per share (the "Class A Special Stock"), at $20.29 per share, for $500.0 million and 500,000 shares of the Company's newly issued 5.25% Series B Mandatorily Redeemable Convertible Preferred Stock, par value $1,000 per share (the "Series B Preferred Stock"), for $500.0 million.

The Series B Preferred Stock has a 5.25% pay-in-kind annual dividend. Dividends will be paid quarterly through the issuance of additional shares of Series B Preferred Stock (the "Additional Shares") and will be cumulative from the Issuance Date (except that dividends on the Additional Shares will accrue from the date such Additional Shares are issued). The Series B Preferred Stock, including the Additional Shares, is convertible, at the option of Microsoft, into 21.2 million shares of Class A Special Stock, subject to adjustment in certain limited circumstances, which equals an initial conversion price of $23.54 per share, increasing as a result of the Additional Shares to $33.91 per share on June 30, 2004. The Series B Preferred Stock is mandatorily redeemable on June 30, 2017, or, at the option of the Company beginning on June 30, 2004 or at the option of Microsoft on June 30, 2004 or on June 30, 2012. Upon redemption, the Company, at its option, may redeem the Series B Preferred Stock with cash, Class A Special Stock or a combination thereof. As the Company currently intends to redeem the Series B Preferred Stock with Class A Special Stock upon redemption, the Series B Preferred Stock has been classified as a component of stockholders' equity as of June 30, 1997. The Series B Preferred Stock is generally non-voting.

Offerings of Subsidiary Debt
On May 8, 1997, Comcast Cellular Holdings, Inc. ("Comcast Cellular"), a wholly owned subsidiary of the Company, completed the sale of $1.0 billion principal amount of 9 1/2% Senior Notes due 2007 (the "Cellular Notes") through a private offering with registration rights. The Cellular Notes are obligations of Comcast Cellular and are not obligations of, nor guaranteed by, the Company. Comcast Cellular used the net proceeds from the offering to repay existing borrowings by its subsidiaries, including its senior participating redeemable zero coupon notes. Collectively, these transactions are referred to herein as the "Cellular Refinancing."

On May 1, 1997, Comcast Cable Communications, Inc. ("Comcast Cable"), a wholly owned subsidiary of the Company, completed the sale of $1.7 billion principal amount of notes (the "Cable Notes") through a private offering with registration rights. The Cable Notes were issued in four tranches: $300.0 million principal amount of 8 1/8% Notes due 2004, $600.0 million principal amount of 8 3/8% Notes due 2007, $550.0 million principal amount of 8 7/8% Notes due 2017 and $250.0 million principal amount of 8 1/2% Notes due 2027. The Notes due 2027 are subject to repurchase at the option of the holder in 2009. The Cable Notes are obligations of Comcast Cable and are not obligations of, nor guaranteed by, the Company. Comcast Cable used substantially all of the net proceeds from the offering to repay existing borrowings by its subsidiaries. Collectively, these transactions are referred to herein as the "Cable Refinancing."

E! Entertainment
On March 31, 1997, the Company, through Comcast Entertainment Holdings LLC (the "LLC"), which is owned 50.1% by the Company and 49.9% by The Walt Disney Company ("Disney"), purchased a 58.4% interest in E! Entertainment Television, Inc. ("E! Entertainment"), an entertainment programming service distributed to more than 42 million

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 1997


subscribers, from Time Warner, Inc. ("Time Warner") for $321.9 million (the "E! Acquisition"). The E! Acquisition was funded by cash contributions to the LLC by the Company and Disney of $132.8 million and $189.1 million, respectively. In connection with the E! Acquisition, the Company contributed its 10.4% interest in E! Entertainment to the LLC. Following these transactions, the LLC owns a 68.8% interest in E! Entertainment. To fund the cash contribution to the LLC, the Company borrowed $132.8 million from Disney in the form of two 10-year, 7% notes (the "Disney Notes").

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

Scripps Cable
In November 1996, the Company acquired the cable television operations ("Scripps Cable") of The E.W. Scripps Company ("E.W. Scripps") in exchange for 93.048 million shares of Class A Special Stock valued at $1.552 billion (the "Scripps Acquisition"). The Company accounted for the Scripps Acquisition under the purchase method and Scripps Cable was consolidated with the Company effective November 1, 1996. The terms of the Scripps Acquisition provide for, among other things, the indemnification of the Company by E. W. Scripps for certain liabilities, including tax liabilities, relating to Scripps Cable prior to the acquisition date.

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

The Sports Venture  Acquisition  was completed in two steps.  In April 1996, the
Company purchased the Sixers for $125.0 million in cash plus assumed net liabilities of approximately $11.0 million through a partnership controlled by the Company. To complete the Sports Venture Acquisition, in July 1996, the
Company contributed its interest in the Sixers, exchanged approximately 3.5 million shares of the Company's Class A Special Stock and 6,370 shares of the Company's newly issued 5% Series A Convertible Preferred Stock and paid $15.0 million in cash for its current interest in Comcast-Spectacor. The remaining 34% interest in Comcast-Spectacor is owned by a group, including the former majority owner of PFLP, who also manages Comcast-Spectacor. In connection with the Sports Venture Acquisition, Comcast-Spectacor assumed the outstanding liabilities relating to the Sixers and the Arenas, including a mortgage obligation of $155.0 million. The Company accounts for its interest in Comcast-Spectacor under the equity method.

Liquidity and Capital Resources

Cash, Cash Equivalents and Short-term Investments
The Company has traditionally maintained significant levels of cash, cash equivalents and short-term investments to meet its short-term liquidity requirements. Cash, cash equivalents and short-term investments as of June 30, 1997 were $1.409 billion. As of June 30, 1997, $276.6 million of the Company's cash, cash equivalents and short-term investments was restricted to use by subsidiaries of the Company under contractual or other arrangements, including $132.5 million which is restricted to use by Comcast UK Cable Partners Limited ("Comcast UK Cable").

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 1997


The Company's cash, cash equivalents and short-term investments are recorded at cost which approximates their fair value. As of June 30, 1997, the Company's short-term investments of $144.4 million include 3.3 million shares of Nextel Communications, Inc. ("Nextel") common stock recorded at their fair value of $62.1 million (see "Investments"). The remaining short-term investments of $82.3 million had a weighted average maturity of approximately 13 months. However, due to the high degree of liquidity and the intent of management to use these investments as needed to fund its commitments, the Company considers these current assets.

Investments
Sprint PCS. The Company, Tele-Communications, Inc. ("TCI"), Cox Communications, Inc. ("Cox," and together with the Company and TCI, the "Cable Parents") and Sprint Corporation ("Sprint," and together with the Cable Parents, the
"Parents"), and certain subsidiaries of the Parents (the "Partner Subsidiaries"), engage in the wireless communications business through a limited partnership known as "Sprint Spectrum" or "Sprint PCS," a development stage enterprise through June 30, 1997. The Company owns 15% of Sprint PCS and accounts for its investment in Sprint PCS under the equity method.

Under the provisions of the Sprint PCS partnership agreement, the Partner Subsidiaries have committed to contribute $4.2 billion in cash to Sprint PCS through 1999, of which the Company's share is $630.0 million. Of this funding requirement, the Company has made total cash contributions to Sprint PCS of $501.3 million through July 31, 1997 and issued a $105.0 million guaranty on a portion of Sprint PCS' outstanding debt, which may be satisfied through making additional contributions to Sprint PCS under the remaining cash commitment. The Company anticipates that Sprint PCS' capital requirements over the next several years will be significant. Requirements in excess of committed capital are planned to be funded by Sprint PCS through external financing, including, but not limited to, vendor financing, bank financing and securities offered to the public. In August 1996, Sprint PCS sold $750.0 million principal amount at maturity of Senior Notes and Senior Discount Notes due 2006 in a public offering. In October 1996, Sprint PCS closed three credit agreements providing a total of $5.1 billion in available financing, including $2.0 billion in bank financing and $3.1 billion in vendor financing. The timing of the Company's remaining capital contributions to Sprint PCS is dependent upon a number of factors, including Sprint PCS' working capital requirements. The Company anticipates funding its remaining capital commitments to Sprint PCS through its cash flows from operating activities, its existing cash, cash equivalents, short-term investments and lines of credit or other external financing, or by a combination of these sources.

TCGI. Through June 1996, the Company held investments in Teleport Communications Group, Inc. ("TCGI"), TCG Partners and certain local joint ventures (the "Teleport Joint Ventures") managed by TCGI and TCG Partners. TCGI is one of the largest competitive alternative access providers in the United States in terms of route miles. The Company had a 20.0% investment in TCGI and interests in the Teleport Joint Ventures ranging from 12.4% to 20.3%. In June 1996, TCGI sold approximately 27 million shares of its Class A Common Stock (the "TCGI Class A Stock"), for $16 per share, in an initial public offering (the "TCGI IPO"). In connection with the TCGI IPO, TCGI, the Company and subsidiaries of Cox, TCI and Continental Cablevision ("Continental" and collectively with Cox, TCI and the Company, the "Cable Stockholders") entered into an agreement pursuant to which TCGI was reorganized (the "Reorganization"). The Reorganization consisted of, among other things: (i) the acquisition by TCGI of TCG Partners; (ii) the acquisition by TCGI of additional interests in the Teleport Joint Ventures (including 100% of those interests held by the Company); and (iii) the contribution to TCGI of $269.0 million aggregate principal amount of indebtedness, plus accrued interest thereon, owed by TCGI to the Cable Stockholders (except that TCI retained a $26 million subordinated note of TCGI), including $53.8 million principal amount and $4.1 million of accrued interest owed to the Company. In connection with the Reorganization, the Company received
25.6 million shares of TCGI's Class B Common Stock (the "TCGI Class B Stock"). Each share of TCGI Class B Stock is entitled to voting power equivalent to ten shares of TCGI Class A Stock and is convertible, at the option of the holder, into one share of TCGI Class A Stock. As a result of the TCGI IPO, the Company recorded a $40.6 million increase in its proportionate share of TCGI's net assets as a gain from equity offering of affiliate (the "TCGI IPO Gain") in its condensed consolidated statement of operations and accumulated deficit for the six and three months ended June 30, 1996.

During the three months ended March 31, 1997, the Company received 2.76 million shares of TCGI Class A Stock from TCGI in exchange for the Company's shares of an alternate access provider. In May 1997, the Company sold all of its shares of TCGI Class A Stock for $68.9 million and recognized a $68.9 million pre-tax gain (the "TCGI Class A Gain"),

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 1997


which is included in investment income in its condensed consolidated statement of operations and accumulated deficit for the six and three months ended June 30, 1997.

As of June 30, 1997, the Company owns TCGI Class B Stock representing a 19.8% voting interest and a 15.5% equity interest. The Company continues to account for its interest in TCGI under the equity method based on its voting interest maintained through the TCGI Class B Stock, its representation on TCGI's board of directors and its participation in a TCGI stockholder agreement granting certain rights to a control group. Assuming conversion of the TCGI Class B Stock held by the Company into TCGI Class A Stock, the Company's investment in TCGI, which had a carrying value of $131.1 million as of June 30, 1997, would have a fair value of approximately $1.009 billion, based on the quoted market price of the TCGI Class A Stock as of July 31, 1997.

Roll-up of Primestar's Operations. In June 1997, the Company entered into a binding letter agreement (the "Roll-up Agreement") with PRIMESTAR Partners L.P. ("Primestar") and the affiliates of each of the other partners of Primestar, including TCI Satellite Entertainment, Inc. ("TSAT"), a publicly-traded company. Primestar, in which the Company holds a 10.4% general and limited partnership interest, is principally engaged in the business of acquiring, originating and/or providing television programming services delivered by satellite through a network of distributors, including the Company, throughout the United States. The Roll-up Agreement sets forth the principal terms and conditions of a proposed transaction (the "Roll-up Transaction"), through which the Company's direct broadcast satellite ("DBS") operations, Primestar and the
Primestar-related distribution businesses of the other partners of Primestar will be consolidated into a newly-formed publicly-traded company ("New
Primestar"). In connection with the Roll-up Transaction, TSAT will become a wholly owned subsidiary of New Primestar. The Company provided DBS services, through a distributorship arrangement with Primestar, to 152,000 subscribers as of June 30, 1997.

New Primestar will acquire the Primestar partnership interests, subscribers and related assets, as applicable, of the parties to the Roll-up Transaction, in exchange for (i) cash, (ii) shares of Series A Common Stock of New Primestar and
(iii) shares of Series C Common Stock of New Primestar, in each case in an amount determined pursuant to the Roll-up Agreement. The Company will continue to market and support the Primestar programming services on an agency basis after consummation of the Roll-up Transaction; however, the terms of such arrangement have not yet been determined. Under the terms of the Roll-up Agreement, upon closing of the Roll-up Transaction, the Company is expected to receive approximately $90 million in cash and to own approximately 10% of New Primestar common equity, subject to adjustments based on the number of subscribers, inventory amounts and other factors. As of June 30, 1997, assets of the Company's DBS operations totaled $138.2 million.

In June 1997,  Primestar  entered  into an agreement  with The News  Corporation
Limited, MCI Telecommunications Corporation and American Sky Broadcasting LLC ("ASkyB"), pursuant to which Primestar (or, under certain circumstances, New Primestar) will acquire certain assets relating to the high-power, DBS business of ASkyB. In exchange for such assets, ASkyB will receive non-voting securities of New Primestar that will be convertible into non-voting common stock of New Primestar and, accordingly, will reduce the Company's common equity interest in New Primestar to approximately 7% on a fully diluted basis.

These transactions are not conditioned on each other and may close independently. They are expected to close in 1998, subject to receipt of all necessary governmental and regulatory approvals, including the approval of the Federal Communications Commission. There can be no assurance that such approvals will be obtained.

@Home. On July 11, 1997 (the "@Home IPO Date"), At Home Corporation ("@Home"), an equity method investee of the Company, completed an initial public offering of its Series A Common Stock. @Home provides Internet services to customers and businesses over the cable television infrastructure in a limited number of cities in the United States. During the third quarter of 1997, due to the dilution of the Company's equity and voting interest and other factors, the Company expects to discontinue the equity method of accounting for its investment in @Home. As of the @Home IPO Date, the Company held 14.6 million shares of @Home Series A Common Stock, representing a 12.2% and 5.7% equity and voting interest, respectively.

Nextel. As of June 30, 1997 and December 31, 1996, the Company held 3.3 million shares of Nextel common stock. In addition, as of December 31, 1996, the Company held options to acquire an additional 25.0 million shares of Nextel

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 1997


common stock at $16 per share. As of December 31, 1996, these options, which had an historical cost of $20.0 million, were included in investments in publicly traded companies at their fair value of $32.6 million. In February 1997, the Company sold these options to Nextel for $25.0 million and recognized a pre-tax gain of $5.0 million, which is included in investment income in its condensed consolidated statement of operations and accumulated deficit for the six months ended June 30, 1997. In July 1997, the Company sold its 3.3 million shares of Nextel common stock for $73.4 million resulting in a pre-tax gain of $32.1 million, which will be recognized in the third quarter of 1997. Accordingly, as of June 30, 1997, the Company's investment in Nextel, which is recorded at its fair value of $62.1 million, is included in short-term investments in the Company's condensed consolidated balance sheet.

In February 1996, in connection with certain preemptive rights of the Company under previously existing agreements with Nextel, the Company purchased 8.16 million shares of Nextel common stock at $12.25 per share, for $99.9 million. During the three months ended June 30, 1996, the Company sold 4.4 million shares of Nextel common stock for $85.6 million and recognized a pre-tax gain of $29.7 million (the "Nextel Gain"), which is included in investment income in its condensed consolidated statement of operations and accumulated deficit for the six and three months ended June 30, 1996.

Time Warner/TBS. The Company received 1.36 million shares of Time Warner common stock (the "Time Warner Stock") in exchange (the "Exchange") for all of the shares of Turner Broadcasting System, Inc. ("TBS") stock (the "TBS Stock") held by the Company as a result of the merger of Time Warner and TBS in October 1996. As a result of the Exchange, the Company recognized a pre-tax gain of $47.3 million in the fourth quarter of 1996, representing the difference between the Company's historical cost basis in the TBS Stock of $8.9 million and the new basis for the Company's investment in Time Warner Stock of $56.2 million, which was based on the closing price of the Time Warner Stock on the merger date of $41.375 per share. In December 1996 and January 1997, the Company sold 92,500 shares and 1.27 million shares, respectively, of the Time Warner Stock, representing the Company's entire interest in Time Warner, for $3.7 million and $48.6 million, respectively. In connection with the January 1997 sales, the Company recognized a pre-tax loss of $3.8 million, which is included in investment income in its condensed consolidated statement of operations and accumulated deficit for the six months ended June 30, 1997. As of December 31, 1996, the 1.27 million shares of Time Warner Stock held by the Company were recorded at their fair value of $47.4 million and were included in short-term investments in the Company's condensed consolidated balance sheet.

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

The Cable Refinancing and the Cellular Refinancing had a significant impact on the maturities of the Company's long-term debt. Maturities of long-term debt outstanding as of June 30, 1997 through 2001 are as follows (dollars in millions).

           1997 (1).............................              $560.9
           1998.................................               117.6
           1999.................................               207.4
           2000.................................               301.7
           2001.................................               577.8

---------------
(1) Represents maturities of long-term debt for the remaining six months of 1997, which includes $527.0 million of optional debt repayments made in July 1997 (see below).

As of June 30, 1997 and December 31, 1996, the Company's effective weighted average interest rate on its long-term debt outstanding was 8.02% and 7.68%, respectively.

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 1997


On June 30, 1997, the Company redeemed all of its outstanding 10% Subordinated Debentures, due 2003 (the "10% Debentures"). An aggregate principal amount of $139.3 million of the 10% Debentures was redeemed at a redemption price of 100% of the principal amount thereof, together with accrued interest thereon. On the date of redemption, the 10% Debentures had an accreted value of $127.7 million.

In July 1997, the Company made optional debt repayments aggregating $527.0 million with existing cash, cash equivalents and short-term investments. Current portion of long-term debt as of June 30, 1997 includes such amount. As a result of these debt repayments, the Company will expense unamortized debt acquisition costs of $3.5 million, resulting in an extraordinary loss, net of tax, of $2.3 million in the third quarter of 1997.

As of July 31, 1997, certain subsidiaries of the Company had unused lines of credit of $1.129 billion. The availability and use of the unused lines of credit is restricted by the covenants of the related debt agreements and to subsidiary general purposes and dividend declaration. The Company continually evaluates its debt structure with the intention of reducing its debt service requirements when desirable.

Concurrent with the announcement of the Scripps Acquisition in October 1995, the Company announced that its Board of Directors authorized a market repurchase program (the "Repurchase Program") pursuant to which the Company could purchase, at such times and on such terms as it deemed appropriate, up to $500.0 million of its outstanding common equity securities, subject to certain restrictions and market conditions. Based on the trade date for stock repurchases, during the six and three months ended June 30, 1997 and 1996, the Company repurchased 2.3 million shares, 6.5 million shares, 1.6 million shares and 3.3 million shares, respectively, of its common stock for aggregate consideration of $36.2 million, $116.6 million, $24.7 million and $59.9 million, respectively, pursuant to the Repurchase Program. During the term of the Repurchase Program, which terminated on May 13, 1997, the Company repurchased a total of 13.5 million shares of its common stock for aggregate consideration of $228.6 million.

As part of the Repurchase Program, the Company sold put options on shares of its Class A Special Stock. Put options on 4.0 million shares, sold by the Company during 1996 and 1995 and outstanding at December 31, 1996, expired unexercised during the first quarter of 1997. Upon expiration, the Company reclassified $69.6 million, the amount it would have been obligated to pay to repurchase such shares had the put options been exercised, from common equity put options to additional capital in the Company's condensed consolidated balance sheet.

As part of the Repurchase Program, in April 1997, the Company sold put options on 2.0 million shares of its Class A Special Stock. The put options give the holder the right to require the Company to repurchase such shares at a specified price on specific dates in April and May 1998. The amount the Company would be obligated to pay to repurchase such shares upon exercise of the put options, totaling $31.4 million, has been reclassified from additional capital to common equity put options in the Company's June 30, 1997 condensed consolidated balance sheet.

                            -------------------------

Following the Scripps Acquisition, the Company no longer had a stockholders' deficiency. However, the Company expects to continue to recognize significant losses for the foreseeable future, resulting in decreases in stockholders'
equity. The telecommunications industry, including cable and cellular communications, and the electronic retailing industry are experiencing increasing competition and rapid technological changes. The Company's future results of operations will be affected by its ability to react to changes in the competitive environment and by its ability to implement new technologies. However, the Company believes that competition, technological changes and its significant losses will not significantly affect its ability to obtain financing.

The Company believes that it will be able to meet its current and long-term liquidity and capital requirements, including fixed charges, through its cash flows from operating activities, existing cash, cash equivalents, short-term investments and lines of credit and other external financing.

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 1997


Statement of Cash Flows

Cash and cash equivalents increased $933.3 million as of June 30, 1997 from December 31, 1996 and decreased $131.4 million as of June 30, 1996 from December 31, 1995. Changes in cash and cash equivalents resulted from cash flows from operating, financing and investing activities which are explained below.

Net cash provided by operating activities amounted to $436.4 million and $289.2 million for the six months ended June 30, 1997 and 1996, respectively. The increase of $147.2 million is principally due to the increase in the Company's operating income before depreciation and amortization (see "Results of Operations"), including the effects of the Scripps Acquisition, and changes in working capital as a result of the timing of receipts and disbursements.

Net cash provided by (used in) financing activities was $924.7 million and ($42.8) million for the six months ended June 30, 1997 and 1996, respectively. During the six months ended June 30, 1997, the Company borrowed $2.958 billion, including the Cable Notes of $1.691 billion, the Cellular Notes of $998.4 million, the Disney Notes of $132.8 million and borrowings under its existing lines of credit, and repaid $2.940 billion of its long-term debt, including $1.665 billion relating to the Cable Refinancing, $981.8 million relating to the Cellular Refinancing and $139.3 million relating to the redemption of the 10% Debentures. Deferred financing costs of $43.2 million were incurred during the six months ended June 30, 1997 related to the issuance of the Cable Notes and the Cellular Notes. In addition, during the six months ended June 30, 1997, the Company received $1.0 billion from Microsoft for the issuance of its Class A Special Stock and Series B Preferred Stock and repurchased $33.6 million of its common stock. During the six months ended June 30, 1996, the Company borrowed $558.3 million under its existing lines of credit and repaid $478.3 million, including the effects of refinancings and $88.9 million of repayments under a vendor financing arrangement. In addition, the Company repurchased $108.3 million of its common stock during the six months ended June 30, 1996.

Net cash used in investing activities was $427.8 million and $377.8 million for the six months ended June 30, 1997 and 1996, respectively. During the six months ended June 30, 1997, net cash used in investing activities includes the E! Acquisition, net of cash acquired, of $118.7 million, investments in affiliates of $78.5 million and capital expenditures of $447.1 million, offset by the proceeds from the sales of short-term and long-term investments and a distribution from an investee of $222.9 million and Sprint PCS' repayment of a $25.2 million loan. During the six months ended June 30, 1996, net cash used in investing activities includes investments in affiliates of $357.4 million, including $125.0 million for the purchase of the Sixers and capital contributions to Sprint PCS of $69.3 million, and capital expenditures of $278.9 million, offset by proceeds from the sales of short-term and long-term investments of $328.4 million.

Results of Operations

The effects of the Company's recent acquisitions, as well as increased levels of capital expenditures, were to increase significantly the Company's revenues and expenses resulting in substantial increases in its operating income before depreciation and amortization, depreciation expense, amortization expense and interest expense. In addition, the Company's equity in net losses of affiliates has increased principally as a result of the start-up nature of certain of the Company's equity investees (see "Operating Results by Business Segment" and "Consolidated Analysis"). As a result of the increases in depreciation expense, amortization expense, interest expense and equity in net losses of affiliates, it is expected that the Company will continue to recognize significant losses for the foreseeable future.

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 1997


Summarized consolidated financial information for the Company for the six and three months ended June 30, 1997 and 1996 is as follows (dollars in millions, "NM" denotes percentage is not meaningful):

                                                                                Six Months Ended
                                                                                    June 30,                   Increase / (Decrease)
                                                                              1997            1996             $              %

Revenues...........................................................          $2,315.3       $1,896.3          $419.0          22.1%
Cost of goods sold from electronic retailing.......................             570.0          512.4            57.6          11.2
Operating, selling, general and administrative expenses............           1,044.2          817.7           226.5          27.7
                                                                             --------       --------
Operating income before depreciation and
   amortization (1)................................................             701.1          566.2           134.9          23.8
Depreciation.......................................................             221.5          142.7            78.8          55.2
Amortization.......................................................             240.9          181.6            59.3          32.7
                                                                             --------       --------
Operating income...................................................             238.7          241.9            (3.2)         (1.3)
                                                                             --------       --------
Interest expense...................................................             278.9          268.0            10.9           4.1
Investment income..................................................             (88.6)         (47.5)           41.1          86.5
Equity in net losses of affiliates.................................             126.2           60.3            65.9            NM
Gain from equity offering of affiliate.............................                            (40.6)          (40.6)           NM
Other..............................................................               4.4           22.9           (18.5)        (80.8)
Income tax expense.................................................              36.9           24.6            12.3          50.0
Minority interest..................................................             (39.8)         (29.0)           10.8          37.2
Extraordinary items................................................             (22.8)          (1.0)           21.8            NM
                                                                             --------       --------
Net loss...........................................................           ($102.1)        ($17.8)          $84.3            NM
                                                                             ========       ========

                                                                                Three Months Ended
                                                                                    June 30,                   Increase / (Decrease)
                                                                              1997            1996             $              %
Revenues...........................................................          $1,184.5         $945.6          $238.9          25.3%
Cost of goods sold from electronic retailing.......................             278.1          242.3            35.8          14.8
Operating, selling, general and administrative expenses............             539.0          407.2           131.8          32.4
                                                                             --------       --------
Operating income before depreciation and
   amortization (1) ...............................................             367.4          296.1            71.3          24.1
Depreciation.......................................................             125.7           74.3            51.4          69.2
Amortization.......................................................             124.3           93.1            31.2          33.5
                                                                             --------       --------
Operating income...................................................             117.4          128.7           (11.3)         (8.8)
                                                                             --------       --------
Interest expense...................................................             145.6          133.2            12.4           9.3
Investment income..................................................             (76.4)         (28.9)           47.5            NM
Equity in net losses of affiliates.................................              56.1           25.8            30.3            NM
Gain from equity offering of affiliate.............................                            (40.6)          (40.6)           NM
Other..............................................................              (4.5)          11.6           (16.1)           NM
Income tax expense.................................................              27.0           23.7             3.3          13.9
Minority interest..................................................             (15.8)         (13.9)            1.9          13.7
Extraordinary items................................................             (22.8)          (1.0)           21.8            NM
                                                                             --------       --------
Net (loss) income..................................................            ($37.4)         $16.8          ($54.2)           NM
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

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 1997

      should not be considered as an alternative to such measurements as an indicator of the Company's performance. See "Statement of Cash Flows" above for a discussion of net cash provided by operating activities.

Operating Results by Business Segment

Domestic Cable Communications

As a result of the Scripps Acquisition, the Company commenced consolidating the financial results of Scripps Cable effective November 1, 1996. The following table presents actual financial information for the six and three months ended June 30, 1997 and pro forma financial information for the six and three months ended June 30, 1996 as if the Scripps Acquisition occurred on January 1, 1996. Pro forma financial information is presented herein for purposes of analysis and may not reflect what actual operating results would have been had the Company owned Scripps Cable since January 1, 1996 (dollars in millions):

                                                                   Six Months Ended
                                                                       June 30,                                 Increase
                                                               1997                1996                   $                   %
Service income...........................................    $1,021.9               $929.1              $92.8               10.0%
Operating, selling, general and
      administrative expenses............................       545.2                479.4               65.8               13.7
                                                             --------               ------              -----
Operating income before depreciation
      and amortization (a)...............................      $476.7               $449.7              $27.0                6.0%
                                                             ========               ======              =====


                                                                  Three Months Ended
                                                                       June 30,                                 Increase
                                                               1997                1996                   $                   %
Service income...........................................      $520.8               $471.8              $49.0               10.4%
Operating, selling, general and
      administrative expenses............................       274.4                238.8               35.6               14.9
                                                             --------               ------              -----
Operating income before depreciation
      and amortization (a)...............................      $246.4               $233.0              $13.4                5.8%
                                                             ========               ======              =====

---------------
(a) See footnote (1) on page 23.

Of the respective $92.8 million and $49.0 million increases in service income for the six and three month periods from 1996 to 1997, $19.6 million and $9.6 million are attributable to subscriber growth, $61.3 million and $29.3 million relate to changes in rates and $11.9 million and $10.1 million relate to other product offerings.

Of the respective $65.8 million and $35.6 million increases in operating, selling, general and administrative expenses for the six and three month periods from 1996 to 1997, $17.1 million and $9.5 million are attributable to increases in the costs of cable programming as a result of subscriber growth, additional channel offerings and changes in rates, $11.1 million and $5.1 million are attributable to increases in costs associated with customer service and $37.6 million and $21.0 million result from increases in the cost of labor, other volume related expenses and costs associated with new product offerings. It is anticipated that the Company's cost of cable programming will increase in the future as cable programming rates increase and additional sources of cable programming become available.

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 1997


Electronic Retailing

The following table sets forth operating results for the Company's electronic retailing segment, consisting of the operations of QVC, Inc. and its subsidiaries ("QVC"), a majority owned and controlled subsidiary of the Company (dollars in millions):

                                                                   Six Months Ended
                                                                       June 30,                                 Increase
                                                               1997                1996                   $                   %
Net sales from electronic retailing......................      $947.4               $855.8               $91.6              10.7%
Cost of goods sold from electronic retailing.............       570.0                512.4                57.6              11.2
Operating, selling, general and administrative
      expenses...........................................       222.8                204.0                18.8               9.2
                                                               ------               ------               -----
Operating income before depreciation
      and amortization (a)...............................      $154.6               $139.4               $15.2              10.9%
                                                               ======               ======               =====

Gross margin.............................................        39.8%                40.1%


                                                                  Three Months Ended
                                                                       June 30,                                 Increase
                                                               1997                1996                   $                   %
Net sales from electronic retailing......................      $467.7               $405.7               $62.0              15.3%
Cost of goods sold from electronic retailing.............       278.1                242.3                35.8              14.8
Operating, selling, general and administrative
      expenses...........................................       114.1                 96.4                17.7              18.4
                                                               ------               ------               -----
Operating income before depreciation
      and amortization (a)...............................       $75.5                $67.0                $8.5              12.7%
                                                               ======               ======               =====

Gross margin.............................................        40.5%                40.3%

---------------
(a) See footnote (1) on page 23.

The respective increases in net sales from electronic retailing of $91.6 million and $62.0 million for the six and three month periods from 1996 to 1997 are primarily attributable to the effects of a 7.1% increase during each period in the average number of homes receiving QVC services in the United States and 13.7% and 13.5% increases, respectively, in the average number of homes receiving QVC services in the United Kingdom.

The increases in cost of goods sold from electronic retailing are primarily related to the growth in net sales. The changes in gross margin from 1996 to the same period in 1997 are a result of changes in product mix and an increase in shipping and handling costs.

Of the respective increases in operating, selling, general and administrative expenses of $18.8 million and $17.7 million for the six and three month periods from 1996 to 1997, $13.6 million and $7.3 million are primarily attributable to start-up costs incurred by QVC in Germany, which began operations in the fourth quarter of 1996. The remaining increases of $5.2 million and $10.4 million are primarily attributable to higher sales volume offset, in part, by the reduction in expenses realized upon consolidation of QVC's multichannel operations and an increase in net finance fee income from credit card operations for the six month period from 1996 to 1997.

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 1997


Cellular Communications

The following table sets forth the operating results for the Company's cellular communications segment (dollars in millions):

                                                                   Six Months Ended
                                                                       June 30,                            Increase/(Decrease)
                                                               1997                1996                   $                   %
Service income...........................................      $220.3               $207.1               $13.2               6.4%
Operating, selling, general and administrative
      expenses...........................................       131.7                136.0                (4.3)             (3.2)
                                                               ------               ------               -----
Operating income before depreciation
      and amortization (a)...............................       $88.6                $71.1               $17.5              24.6%
                                                               ======               ======               =====

                                                                  Three Months Ended
                                                                       June 30,                            Increase/(Decrease)
                                                               1997                1996                   $                   %
Service income...........................................      $116.2               $108.9                $7.3               6.7%
Operating, selling, general and administrative
      expenses...........................................        65.3                 66.3                (1.0)             (1.5)
                                                               ------               ------               -----
Operating income before depreciation
      and amortization (a)...............................       $50.9                $42.6                $8.3              19.5%
                                                               ======               ======               =====

---------------
(a) See footnote (1) on page 23.

Of the respective $13.2 million and $7.3 million increases in service income for the six and three month periods from 1996 to 1997, $14.6 million and $6.1 million are attributable to the Company's subscriber growth and $7.3 million and $4.9 million are attributable to roamer growth. Offsetting these increases are decreases of $8.7 million and $3.7 million resulting primarily from a reduction in the average rate per minute of use and the average minutes of use per subscriber from 1996 to the same periods in 1997.

The respective $4.3 million and $1.0 million decreases in operating, selling, general and administrative expenses for the six and three month periods from 1996 to 1997 are primarily attributable to expense reductions achieved through implementation of fraud management programs and a reduction in commission costs resulting from fewer gross sales in 1997 as compared to the same periods in 1996. These reductions were partially offset by increases in volume related expenses resulting from subscriber growth.

Consolidated Analysis

The respective $78.8 million and $51.4 million increases in depreciation expense for the six and three month periods from 1996 to 1997 are primarily attributable to the effects of the Scripps Acquisition and the effects of capital expenditures.

The respective $59.3 million and $31.2 million increases in amortization expense for the six and three month periods from 1996 to 1997 are primarily attributable to the effects of the Scripps Acquisition.

The respective $10.9 million and $12.4 million increases in interest expense for the six and three month periods from 1996 to 1997 are attributable to increased levels of debt and changes in the Company's weighted average interest rate. The Company anticipates that, for the foreseeable future, interest expense will be a significant cost to the Company and will have a significant adverse effect on the Company's ability to realize net earnings. The Company believes it will continue to be able to meet its obligations through its ability both to generate operating income before depreciation and amortization and to obtain external financing.

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 1997

The respective $41.1 million and $47.5 million increases in investment income for the six and three month periods from 1996 to 1997 are primarily attributable to the TCGI Class A Gain recognized in 1997, offset by the Nextel Gain recognized in 1996.

The respective $65.9 million and $30.3 million increases in equity in net losses of affiliates for the six and three month periods from 1996 to 1997 are primarily due to the effects of increased losses incurred by Sprint PCS, TCGI and certain of the Company's other equity investees, and the effects of the E! Acquisition (see below) and the Sports Venture Acquisition. Based on Sprint PCS' current operations and business plan, the Company anticipates that its proportionate share of Sprint PCS' losses will be significant in future periods. In addition, as a result of the E! Acquisition, the Company recorded a charge representing the cumulative amount that would have been recorded had the Company accounted for its investment in E! Entertainment under the equity method since the date of initial investment (the "Cumulative Charge"). Since the Company's proportionate share of E! Entertainment's cumulative losses was in excess of the Company's historical cost basis in E! Entertainment and as the Company was under no contractual obligation to fund the losses of E! Entertainment, the Cumulative Charge was limited to the Company's historical cost basis of $12.1 million. Such amount is included in equity in net losses of affiliates in the Company's condensed consolidated statement of operations and accumulated deficit for the six months ended June 30, 1997 as it is not significant for restatement of the Company's prior year financial statements.

Gain from equity offering of affiliate for the six and three months ended June 30, 1996 represents the TCGI IPO Gain.

The respective $18.5 million and $16.1 million decreases in other expenses for the six and three month periods from 1996 to 1997 are primarily attributable to the settlement of certain litigation during the six months ended June 30, 1996.

The $12.3 million increase in income tax expense for the six month period from 1996 to 1997 is primarily a result of an increase in state income tax expense due to increases in the net income of certain of the Company's subsidiaries, increases in non-deductible foreign losses and equity in net losses of affiliates and increased goodwill amortization resulting from the Scripps Acquisition, offset by the effect of the increase in the Company's loss before income tax expense, minority interest and extraordinary items.

The $10.8 million increase in minority interest for the six month period from 1996 to 1997 is primarily attributable to the effects of changes in the net income (loss) of QVC and Comcast UK Cable.

In connection with the Cable Refinancing, the Cellular Refinancing and the redemption of the 10% Debentures, the Company expensed unamortized debt acquisition costs and incurred debt extinguishment costs of $35.1 million, resulting in an extraordinary loss, net of tax, of $22.8 million or $0.07 per common share during the six and three months ended June 30, 1997.

For the six and three months ended June 30, 1997 and 1996, the Company's distribution from an investee and earnings before extraordinary items, income tax expense, equity in net losses of affiliates and fixed charges (interest expense) were $364.5 million, $336.1 million, $214.1 million and $200.5 million, respectively. Such earnings were adequate to cover the Company's fixed charges, including interest capitalized of $18.0 million, $14.7 million, $9.4 million, and $7.6 million, of $296.9 million, $282.7 million, $155.0 million and $140.8 million for the six and three months ended June 30, 1997 and 1996, respectively. Fixed charges include non-cash interest expense, net of interest capitalized, of $28.9 million, $32.2 million, $11.9 million and $16.1 million for the six and three months ended June 30, 1997 and 1996, respectively.

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

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 1997


PART II.       OTHER INFORMATION

ITEM 1.        LEGAL PROCEEDINGS

      The Company is not party to litigation which, in the opinion of the Company's management, will have a material adverse effect on the Company's financial position, results of operations or liquidity.

ITEM 2.        CHANGES IN SECURITIES

      On June 30, 1997 (the "Issuance Date"), the Company and Microsoft Corporation ("Microsoft") completed a Stock Purchase Agreement (the "Agreement") under which Microsoft purchased and the Company issued 24.6 million shares of the Company's Class A Special Common Stock, par value $1.00 per share (the "Class A Special Stock"), at $20.29 per share, for $500.0 million and 500,000 shares of the Company's newly issued 5.25% Series B Mandatorily Redeemable Convertible Preferred Stock, par value $1,000 per share (the "Series B Preferred Stock"), for $500.0 million.

      The Series B Preferred Stock has a 5.25% pay-in-kind annual dividend. Dividends will be paid quarterly through the issuance of additional shares of Series B Preferred Stock (the "Additional Shares") and will be cumulative from the Issuance Date (except that dividends on the Additional Shares will accrue from the date such Additional Shares are issued). The Series B Preferred Stock, including the Additional Shares, is convertible, at the option of Microsoft, into 21.2 million shares of Class A Special Stock, subject to adjustment in certain limited circumstances, which equals an initial conversion price of $23.54 per share, increasing as a result of the Additional Shares to $33.91 per share on June 30, 2004. The Series B Preferred Stock is mandatorily redeemable on June 30, 2017, or, at the option of the Company beginning on June 30, 2004 or at the option of Microsoft on June 30, 2004 or on June 30, 2012. Upon redemption, the Company, at its option, may redeem the Series B Preferred Stock with cash, Class A Special Stock or a combination thereof. As the Company currently intends to redeem the Series B Preferred Stock with Class A Special Stock upon redemption, the Series B Preferred Stock has been classified as a component of stockholders' equity as of June 30, 1997. The Series B Preferred Stock is generally non-voting.

      The Class A Special Stock and the Series B Preferred Stock were issued to Microsoft in a transaction exempt from the Securities Act of 1933 pursuant to Section 4(2) thereof.

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      At the Annual Meeting on June 18, 1997, the shareholders approved the following proposals:

            To elect ten directors to serve for the ensuing year and until their respective successors shall have been duly elected and qualified.

            Director                          Class of Stock                           For                      Withheld

      Ralph J. Roberts                           Class A                             28,004,496                   272,389
                                                 Class B                            131,793,750

      Julian A. Brodsky                          Class A                             28,013,270                   263,615
                                                 Class B                            131,793,750

      Brian L. Roberts                           Class A                             28,009,647                   267,238
                                                 Class B                            131,793,750

      Daniel Aaron                               Class A                             27,297,721                   979,164
                                                 Class B                            131,793,750

      Gustave G. Amsterdam                       Class A                             28,008,461                   268,424
                                                 Class B                            131,793,750

      Sheldon M. Bonovitz                        Class A                             27,300,651                   976,234
                                                 Class B                            131,793,750

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 1997


            Director                          Class of Stock                           For                      Withheld

      Joseph L. Castle II                        Class A                             28,025,126                   251,759
                                                 Class B                            131,793,750

      Bernard C. Watson                          Class A                             28,022,551                   254,334
                                                 Class B                            131,793,750

      Irving A. Wechsler                         Class A                             28,013,944                   262,941
                                                 Class B                            131,793,750

      Anne Wexler                                Class A                             26,770,145                 1,506,740
                                                 Class B                            131,793,750

            To consider a proposal to approve the Comcast Corporation 1996 Executive Cash Bonus Plan.

                                                                                                                   Broker
        Class of Stock                      For                     Against                Abstain                 Nonvote
          Class A                         19,330,447                868,351                429,932                  7,648,155
          Class B                        131,793,750

           To ratify the appointment of Deloitte & Touche LLP as the Company's independent auditors for the 1997 fiscal year.

        Class of Stock                      For                     Against                Abstain
          Class A                         28,140,157                 62,099                 74,629
          Class B                        131,793,750

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits required to be filed by Item 601 of Regulation S-K:

            3.1 Statement of Designations, Preferences and Rights of Series B Convertible Preferred Stock of the Company.

            10.1 Indenture dated as of May 1, 1997, between Comcast Cable Communications, Inc. and Bank of Montreal Trust Company, as Trustee, in respect of Comcast Cable Communications, Inc.'s 8-1/8% Notes due 2004, 8-3/8% Notes due 2007, 8-7/8% Notes due
                  2017 and 8-1/2% Notes due 2027 (incorporated by reference to Exhibit 4.1(a) to the Registration Statement on Form S-4 (File No. 333- 30745) of Comcast Cable Communications, Inc.).

            10.2 Indenture dated as of May 8, 1997, between Comcast Cellular Holdings, Inc. and The Bank of New York, as Trustee, in respect of Comcast Cellular Holdings, Inc.'s 9-1/2% Senior Notes due 2007 (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-4 (File No. 333- 31009) of Comcast Cellular Holdings, Inc.).

            27.1  Financial Data Schedule.

      (b)   Reports on Form 8-K:

            (i)   Comcast  Corporation  filed a Current Report on Form 8-K under
                  Item 5 on April 3, 1997 relating to its announcement of the acquisition of a majority interest in E! Entertainment Television, Inc. by Comcast Entertainment Holdings LLC, a joint venture between Comcast Corporation and The Walt Disney Company.

            (ii)  Comcast  Corporation  filed a Current Report on Form 8-K under
                  Item 5 on April 16, 1997 relating to its announcement of the intention of its wholly owned subsidiary, Comcast Cable Communications, Inc., to offer approximately $1.0 billion of notes in a private placement.

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 1997


            (iii) Comcast  Corporation  filed a Current Report on Form 8-K under
                  Item 7 on April 24, 1997 relating to the acquisition of the cable television operations of the E.W. Scripps Company, which included the audited consolidated financial statements of Comcast SCH Holdings, Inc. as of December 31, 1996 and for the period from November 1, 1996 to December 31, 1996 and the audited combined financial statements of the Predecessor
                  Corporation as of December 31, 1995, for the period from January 1, 1996 to October 31, 1996 and for the years ended December 31, 1995 and 1994.

            (iv)  Comcast  Corporation  filed a Current Report on Form 8-K under
                  Item 5 on May 2, 1997 relating to its announcement that its wholly owned subsidiary, Comcast Cable Communications, Inc., had closed on the sale of $1.7 billion of notes through a private placement with registration rights.

            (v)   Comcast  Corporation  filed a Current Report on Form 8-K under
                  Item 5 on June 10, 1997 relating to its announcement that Microsoft Corporation will make an investment of $1 billion in Comcast Corporation.

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 1997

                                    SIGNATURE

           Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        COMCAST CORPORATION
                                        ----------------------------------------






                                        /S/ LAWRENCE S. SMITH
                                        ----------------------------------------
                                        Lawrence S. Smith
                                        Executive Vice President
                                        (Principal Accounting Officer)



Date: August 14, 1997