Form 10-Q
period 1997-09-30
COMCAST CORP
filed 1997-11-14
CIK 22301

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

(X) Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended:

                               SEPTEMBER 30, 1997

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

         Yes  __X__                                        No ___

                           --------------------------

As of September 30, 1997, there were 308,407,111 shares of Class A Special Common Stock, 31,793,767 shares of Class A Common Stock and 8,786,250 shares of Class B Common Stock outstanding.

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 1997

                                TABLE OF CONTENTS


                                                                           Page
                                                                          Number

PART I.   FINANCIAL INFORMATION

          Item 1.   Financial Statements

                    Condensed Consolidated Balance
                    Sheet as of September 30, 1997 and December 31,
                    1996 (Unaudited)...........................................2

                    Condensed Consolidated Statement of
                    Operations and Accumulated Deficit for
                    the Nine and Three Months Ended September 30,
                    1997 and 1996 (Unaudited)..................................3

                    Condensed Consolidated Statement of Cash
                    Flows for the Nine Months Ended September 30,
                    1997 and 1996 (Unaudited)..................................4

                    Notes to Condensed Consolidated
                    Financial Statements (Unaudited)......................5 - 17

          Item 2.   Management's Discussion and Analysis
                    of Financial Condition and Results of
                    Operations...........................................18 - 31

PART II.  OTHER INFORMATION

          Item 1.   Legal Proceedings.........................................32

          Item 6.   Exhibits and Reports on Form 8-K..........................32

          SIGNATURE...........................................................33

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

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 1997

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

                                                                                 (Dollars in millions, except share data)
                                                                                       September 30,    December 31,
                                                                                           1997             1996
ASSETS
CURRENT ASSETS
   Cash and cash equivalents....................................................           $573.6            $331.3
   Short-term investments.......................................................            207.1             208.3
   Accounts receivable, less allowance for doubtful
     accounts of $101.7 and $97.1...............................................            405.6             439.3
   Inventories, net.............................................................            339.2             258.4
   Other current assets.........................................................            156.9             168.5
                                                                                        ---------         ---------
       Total current assets.....................................................          1,682.4           1,405.8
                                                                                        ---------         ---------
INVESTMENTS, principally in affiliates..........................................          1,246.8           1,177.7
                                                                                        ---------         ---------
PROPERTY AND EQUIPMENT..........................................................          4,088.8           3,600.1
   Accumulated depreciation.....................................................         (1,317.4)         (1,061.3)
                                                                                        ---------         ---------
   Property and equipment, net..................................................          2,771.4           2,538.8
                                                                                        ---------         ---------
DEFERRED CHARGES................................................................          9,041.5           8,578.8
   Accumulated amortization.....................................................         (1,952.2)         (1,612.5)
                                                                                        ---------         ---------
   Deferred charges, net........................................................          7,089.3           6,966.3
                                                                                        ---------         ---------
                                                                                        $12,789.9         $12,088.6
                                                                                        =========         =========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts payable and accrued expenses........................................         $1,115.6          $1,044.3
   Accrued interest.............................................................            167.8              91.1
   Current portion of long-term debt, including optional
     debt repayments of $53.6 and $70.0.........................................            162.4             229.5
                                                                                        ---------         ---------
       Total current liabilities................................................          1,445.8           1,364.9
                                                                                        ---------         ---------
LONG-TERM DEBT, less current portion............................................          6,699.5           7,102.7
                                                                                        ---------         ---------
DEFERRED INCOME TAXES...........................................................          2,117.2           2,140.5
                                                                                        ---------         ---------
MINORITY INTEREST AND OTHER.....................................................          1,018.6             859.3
                                                                                        ---------         ---------
COMMITMENTS AND CONTINGENCIES

COMMON EQUITY PUT OPTIONS.......................................................             31.4              69.6
                                                                                        ---------         ---------
STOCKHOLDERS' EQUITY
   Preferred stock - authorized, 20,000,000 shares
     5% series A convertible, no par value, issued, 6,370 at redemption value...             31.9              31.9
     5.25% series B mandatorily redeemable convertible, $1,000 par value,
       issued, 506,563 at redemption value......................................            506.6
   Class A special common stock, $1 par value - authorized,
     500,000,000 shares; issued, 308,407,111 and 283,281,675....................            308.4             283.3
   Class A common stock, $1 par value - authorized,
     200,000,000 shares; issued, 31,793,767 and 33,959,368 .....................             31.8              34.0
   Class B common stock, $1 par value - authorized,
     50,000,000 shares; issued, 8,786,250 ......................................              8.8               8.8
   Additional capital...........................................................          2,826.0           2,326.6
   Accumulated deficit..........................................................         (2,326.1)         (2,127.1)
   Unrealized gains on marketable securities....................................            103.4               0.1
   Cumulative translation adjustments...........................................            (13.4)             (6.0)
                                                                                        ---------         ---------
       Total stockholders' equity...............................................          1,477.4             551.6
                                                                                        ---------         ---------
                                                                                        $12,789.9         $12,088.6
                                                                                        =========         =========

See notes to condensed consolidated financial statements.

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 1997
     CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND ACCUMULATED DEFICIT
                                   (Unaudited)

                                                                        (Amounts in millions, except per share data)
                                                                        Nine Months Ended         Three Months Ended
                                                                          September 30,               September 30,
                                                                        1997        1996          1997           1996
REVENUES
   Service income.............................................       $2,081.5     $1,584.0        $713.6       $543.5
   Net sales from electronic retailing........................        1,438.0      1,286.9         490.6        431.1
                                                                    ---------    ---------     ---------    ---------
                                                                      3,519.5      2,870.9       1,204.2        974.6
                                                                    ---------    ---------     ---------    ---------
COSTS AND EXPENSES
   Operating..................................................          919.8        679.6         308.5        226.1
   Cost of goods sold from electronic retailing...............          867.2        774.7         297.2        262.3
   Selling, general and administrative........................          666.4        554.6         233.5        190.4
   Depreciation...............................................          341.7        219.7         120.2         77.0
   Amortization...............................................          362.0        271.3         121.1         89.7
                                                                    ---------    ---------     ---------    ---------
                                                                      3,157.1      2,499.9       1,080.5        845.5
                                                                    ---------    ---------     ---------    ---------

OPERATING INCOME..............................................          362.4        371.0         123.7        129.1

OTHER (INCOME) EXPENSE
   Interest expense...........................................          422.8        403.7         143.9        135.7
   Investment income..........................................         (133.1)       (63.7)        (44.5)       (16.2)
   Equity in net losses of affiliates.........................          212.1         89.2          85.9         28.9
   Gain from equity offering of affiliate.....................                       (40.6)
   Other......................................................           13.4         22.6           9.0         (0.3)
                                                                    ---------    ---------     ---------    ---------
                                                                        515.2        411.2         194.3        148.1
                                                                    ---------    ---------     ---------    ---------
LOSS BEFORE INCOME TAX EXPENSE, MINORITY
   INTEREST AND EXTRAORDINARY ITEMS...........................         (152.8)       (40.2)        (70.6)       (19.0)

INCOME TAX EXPENSE............................................           45.4         33.9           8.5          9.3
                                                                    ---------    ---------     ---------    ---------

LOSS BEFORE MINORITY INTEREST AND
   EXTRAORDINARY ITEMS........................................         (198.2)       (74.1)        (79.1)       (28.3)

MINORITY INTEREST.............................................          (66.8)       (47.4)        (27.0)       (18.4)
                                                                    ---------    ---------     ---------    ---------

LOSS BEFORE EXTRAORDINARY ITEMS...............................         (131.4)       (26.7)        (52.1)        (9.9)

EXTRAORDINARY ITEMS...........................................          (25.9)        (1.0)         (3.1)
                                                                    ---------    ---------     ---------    ---------

NET LOSS......................................................         (157.3)       (27.7)        (55.2)        (9.9)

PREFERRED DIVIDENDS...........................................           (7.8)        (0.3)         (7.0)        (0.3)
                                                                    ---------    ---------     ---------    ---------

NET LOSS FOR COMMON STOCKHOLDERS..............................        ($165.1)      ($28.0)       ($62.2)      ($10.2)
                                                                    =========    =========     =========    =========

ACCUMULATED DEFICIT
   Beginning of period .......................................      ($2,127.1)   ($1,914.3)    ($2,262.6)   ($2,030.6)
   Net loss...................................................         (157.3)       (27.7)        (55.2)        (9.9)
   Common dividends - $.070, $.070, $.0233 and $.0233
     per share................................................          (24.0)       (18.6)         (8.3)        (7.6)
   Retirement of common stock.................................          (17.7)      (128.4)                     (40.9)
                                                                    ---------    ---------     ---------    ---------
   End of period..............................................      ($2,326.1)   ($2,089.0)    ($2,326.1)   ($2,089.0)
                                                                    =========    =========     =========    =========

LOSS FOR COMMON STOCKHOLDERS PER COMMON SHARE
   Loss before extraordinary items............................          ($.42)       ($.11)        ($.17)       ($.04)
   Extraordinary items........................................           (.08)                      (.01)
                                                                    ---------    ---------     ---------    ---------
        Net loss..............................................          ($.50)       ($.11)        ($.18)       ($.04)
                                                                    =========    =========     =========    =========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
   OUTSTANDING DURING THE PERIOD..............................          333.2        236.2         348.9        233.3
                                                                    =========    =========     =========    =========

See notes to condensed consolidated financial statements.

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 1997
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                                             (Dollars in millions)
                                                                                             Nine Months Ended September 30,
                                                                                           1997             1996
OPERATING ACTIVITIES
   Net loss.....................................................................          ($157.3)           ($27.7)
   Adjustments to reconcile net loss to net cash provided
    by operating activities:
     Depreciation...............................................................            341.7             219.7
     Amortization...............................................................            362.0             271.3
     Non-cash interest expense, net.............................................             39.4              48.1
     Equity in net losses of affiliates.........................................            212.1              89.2
     Gains on long-term investments, net of losses..............................            (93.1)            (22.1)
     Gain from equity offering of affiliate.....................................                              (40.6)
     Minority interest..........................................................            (66.8)            (47.4)
     Extraordinary items........................................................             25.9               1.0
     Deferred income taxes and other............................................            (22.4)              4.3
                                                                                         --------          --------
                                                                                            641.5             495.8

     Decrease in accounts receivable, net.......................................             54.4              45.3
     Increase in inventories, net...............................................            (80.8)            (11.8)
     Decrease (increase) in other current assets................................              2.4              (2.7)
     Increase (decrease) in accounts payable and accrued expenses...............             47.9             (26.0)
     Increase in accrued interest...............................................             76.7              26.7
                                                                                         --------          --------

           Net cash provided by operating activities............................            742.1             527.3
                                                                                         --------          --------

FINANCING ACTIVITIES
   Proceeds from borrowings.....................................................          2,968.3             660.4
   Retirement and repayment of debt.............................................         (3,518.4)           (486.7)
   Issuance of preferred stock..................................................            500.0
   Issuances of common stock, net...............................................            499.5               1.5
   Repurchases of common stock, net.............................................            (33.6)           (171.2)
   Dividends....................................................................            (25.2)            (18.9)
   Deferred financing costs.....................................................            (43.8)             (3.2)
   Other........................................................................             (1.5)             (1.1)
                                                                                         --------          --------

           Net cash provided by (used in) financing activities..................            345.3             (19.2)
                                                                                         --------          --------

INVESTING ACTIVITIES
   Acquisitions, net of cash acquired...........................................           (136.1)            (58.0)
   Proceeds from sales of short-term investments, net...........................              2.4             270.5
   Investments, principally in affiliates.......................................           (180.3)           (447.6)
   Proceeds from sales of and distributions from investments,
     principally in affiliates .................................................            169.1             111.3
   Proceeds from investee's repayment of loan...................................             25.2
   Capital expenditures.........................................................           (682.0)           (450.2)
   Additions to deferred charges................................................            (37.5)            (37.6)
   Other........................................................................             (5.9)             (9.4)
                                                                                         --------          --------

           Net cash used in investing activities................................           (845.1)           (621.0)
                                                                                         --------          --------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS................................            242.3            (112.9)

CASH AND CASH EQUIVALENTS, beginning of period..................................            331.3             539.1
                                                                                         --------          --------

CASH AND CASH EQUIVALENTS, end of period........................................           $573.6            $426.2
                                                                                         ========          ========

See notes to condensed consolidated financial statements.

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 1997
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     Basis of Presentation
     The condensed consolidated balance sheet as of December 31, 1996 has been condensed from the audited consolidated balance sheet as of that date. The condensed consolidated balance sheet as of September 30, 1997, the condensed consolidated statement of operations and accumulated deficit for the nine and three months ended September 30, 1997 and 1996 and the condensed consolidated statement of cash flows for the nine months ended September 30, 1997 and 1996 have been prepared by Comcast Corporation (the "Company") and have not been audited by the Company's independent auditors. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of September 30, 1997 and for all periods presented have been made.

     Certain information and note disclosures normally included in the Company's annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1996 Annual Report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for the periods ended September 30, 1997 are not necessarily indicative of operating results for the full year.

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

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 1997
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

     Loss for Common Stockholders Per Common Share
     Loss for common stockholders per common share amounts were computed by dividing net loss and loss before extraordinary items, after deduction of preferred stock dividends, by the weighted average number of common shares outstanding during the period. For the nine and three months ended September 30, 1997 and 1996, the Company's common stock equivalents have an antidilutive effect on net loss per share and, therefore, have not been used in determining the total weighted average number of common shares outstanding.

     Reclassifications
     Certain reclassifications have been made to the prior year condensed consolidated financial statements to conform to those classifications used in 1997.

3.   ACQUISITIONS AND OTHER SIGNIFICANT EVENTS

     Cable TV Fund 14 A/B Venture
     In October 1997, the Company and Jones Intercable, Inc. ("Jones Intercable") entered into an agreement whereby the Company, through an indirect majority owned subsidiary, will acquire Cable TV Fund 14 A/B Venture, a cable television system serving approximately 65,000 subscribers in and around Broward County, Florida for $140 million in cash, subject to certain adjustments. The acquisition is expected to be funded with the proceeds from borrowings under one of the Company's subsidiary's existing credit facilities. The acquisition is subject to a number of conditions, including the receipt of necessary regulatory approvals and the approval of the limited partners of Cable TV Fund 14 A/B Venture. The acquisition is expected to close in the first quarter of 1998.

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

     The Series B Preferred Stock has a 5.25% pay-in-kind annual dividend. Dividends will be paid quarterly through the issuance of additional shares of Series B Preferred Stock (the "Additional Shares") and will be cumulative from the Issuance Date (except that dividends on the Additional Shares will accrue from the date such Additional Shares are issued). The Series B Preferred Stock, including the Additional Shares, is convertible, at the option of Microsoft, into 21.2 million shares of Class A Special Stock, subject to adjustment in certain limited circumstances, which equals an initial conversion price of $23.54 per share, increasing as a result of the Additional Shares to $33.91 per share on June 30, 2004. The Series B Preferred Stock is mandatorily redeemable on June 30, 2017, or, at the option of the Company beginning on June 30, 2004 or at the option of Microsoft on June 30, 2004 or on June 30, 2012. Upon redemption, the Company, at its option, may redeem the Series B Preferred Stock with cash, Class A Special Stock or a combination thereof. As the Company currently intends to redeem the Series B Preferred Stock with Class A Special Stock upon redemption, the Series B Preferred Stock has been classified as a component of stockholders' equity as of September 30, 1997. The Series B Preferred Stock is generally non-voting.

     Offerings of Subsidiary Debt
     In May 1997, Comcast Cellular Holdings, Inc. ("Comcast Cellular"), a wholly owned subsidiary of the Company, completed the sale of $1.0 billion principal amount of 9 1/2% Senior Notes due 2007 (the "Cellular Notes") through a private offering with registration rights. The Cellular Notes are obligations of Comcast Cellular and are not obligations of, nor guaranteed by, the Company. Comcast Cellular used the net proceeds from the offering to repay existing borrowings by its subsidiaries, including its senior participating redeemable zero coupon notes. Collectively, these transactions are referred to herein as the "Cellular Refinancing."

     In May 1997, Comcast Cable Communications, Inc. ("Comcast Cable"), a wholly owned subsidiary of the Company, completed the sale of $1.7 billion principal amount of notes (the "Cable Notes") through a private

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 1997
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

     offering with registration rights. The Cable Notes were issued in four tranches: $300.0 million principal amount of 8 1/8% Notes due 2004, $600.0 million principal amount of 8 3/8% Notes due 2007, $550.0 million principal amount of 8 7/8% Notes due 2017 and $250.0 million principal amount of 8 1/2% Notes due 2027. The Notes due 2027 are subject to repurchase at the option of the holder in 2009. The Cable Notes are obligations of Comcast Cable and are not obligations of, nor guaranteed by, the Company. Comcast Cable used substantially all of the net proceeds from the offering to repay existing borrowings by its subsidiaries. Collectively, these transactions are referred to herein as the "Cable Refinancing."

     In October 1997, the Company completed an exchange of 100% of the Cellular Notes and the Cable Notes for new notes (having the terms described above) which were registered under the Securities Act of 1933, as amended.

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

     Scripps Cable
     In November 1996, the Company acquired the cable television operations ("Scripps Cable") of The E.W. Scripps Company ("E.W. Scripps") in exchange for 93.048 million shares of Class A Special Stock valued at $1.552 billion (the "Scripps Acquisition"). The Company accounted for the Scripps
     Acquisition under the purchase method and Scripps Cable was consolidated with the Company effective November 1, 1996. During the second quarter of 1997, the Company recorded the final purchase price allocation relating to the Scripps Acquisition. The terms of the Scripps Acquisition provide for, among other things, the indemnification of the Company by E. W. Scripps for certain liabilities, including tax liabilities, relating to Scripps Cable prior to the acquisition date.

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

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 1997
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

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

     Unaudited Pro Forma Information
     The following unaudited pro forma information for the nine months ended September 30, 1996 has been presented as if the Scripps Acquisition occurred on January 1, 1996. This unaudited pro forma information is based on historical results of operations, adjusted for acquisition costs, and, in the opinion of management, is not necessarily indicative of what the results would have been had the Company operated Scripps Cable since January 1, 1996 (dollars in millions, except per common share data).

                                                                                Nine Months Ended
                                                                                September 30, 1996
              Revenues.....................................................       $3,097.0
              Loss before extraordinary items..............................          (66.9)
              Net loss for common stockholders.............................          (68.2)
              Net loss for common stockholders per common share............           (.21)

4.   INVESTMENTS, PRINCIPALLY IN AFFILIATES

                                                                              September 30,    December 31,
                                                                                  1997             1996
                                                                                   (Dollars in millions)
           Equity method..........................................               $918.9            $966.1
           Fair value method......................................                289.1             165.5
           Cost method............................................                 38.8              46.1
                                                                               --------          --------
                                                                               $1,246.8          $1,177.7
                                                                               ========          ========

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 1997
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

     Equity Method
     The Company records its proportionate interests in the net income (loss) of substantially all of its investees, other than the UK Investees (see below), three months in arrears. The Company's recorded investments exceed its proportionate interests in the book value of the investees' net assets by $193.4 million as of September 30, 1997 (primarily related to the investments in Comcast-Spectacor and Sprint PCS (see below)). Such excess is being amortized to equity in net income or loss, primarily over a period of twenty years, which is consistent with the estimated lives of the underlying assets. The original cost of investments accounted for under the equity method totaled $1.445 billion and $1.271 billion as of September 30, 1997 and December 31, 1996, respectively. Summarized financial information for the Company's equity method investees is presented below (dollars in millions).

                                                                     Sprint                  UK
                                                                       PCS       TCGI     Investees    Other    Combined
Nine Months Ended September 30, 1997:

   Combined Results of Operations
     Revenues, net............................................        $39.0     $300.0     $143.3     $672.1   $1,154.4
     Operating, selling, general and
       administrative expenses................................        588.2      278.9      125.4      708.4    1,700.9
     Depreciation and amortization............................        110.1       93.4       52.5       81.7      337.7
     Operating loss...........................................       (659.3)     (72.3)     (34.6)    (118.0)    (884.2)
     Net loss (a).............................................       (730.2)    (139.1)     (66.2)    (159.7)  (1,095.2)

   Company's Equity in Net Loss
     Equity in current period net loss (b)....................      ($109.5)    ($22.1)    ($25.1)    ($49.0)   ($205.7)
     Amortization expense.....................................         (0.8)      (0.3)      (0.4)      (4.9)      (6.4)
                                                                    -------    -------    -------    -------   --------
       Total equity in net loss...............................      ($110.3)    ($22.4)    ($25.5)    ($53.9)   ($212.1)
                                                                    =======    =======    =======    =======   ========

Three Months Ended September 30, 1997:

   Combined Results of Operations
     Revenues, net............................................        $25.4     $115.8      $50.4     $229.8     $421.4
     Operating, selling, general and
       administrative expenses................................        236.7      107.0       43.2      255.4      642.3
     Depreciation and amortization............................         66.3       37.2       16.5       27.6      147.6
     Operating loss...........................................       (277.6)     (28.4)      (9.3)     (53.2)    (368.5)
     Net loss (a).............................................       (331.4)     (51.4)     (21.4)     (70.1)    (474.3)

   Company's Equity in Net Loss
     Equity in current period net loss........................       ($49.7)     ($7.9)     ($8.4)    ($17.7)    ($83.7)
     Amortization (expense) income............................         (0.7)       0.1       (0.1)      (1.5)      (2.2)
                                                                    -------    -------    -------    -------   --------
       Total equity in net loss...............................       ($50.4)     ($7.8)     ($8.5)    ($19.2)    ($85.9)
                                                                    =======    =======    =======    =======   ========


Combined Financial Position

As of September 30, 1997:
     Current assets...........................................       $335.7     $572.2      $40.9     $320.3   $1,269.1
     Noncurrent assets........................................      5,050.8    1,588.0      697.3    1,197.7    8,533.8
     Current liabilities......................................        300.0      260.9       75.1      825.4    1,461.4
     Noncurrent liabilities...................................      3,003.9    1,095.1      521.2      557.2    5,177.4

------------
(a)  See footnote (1) on page 10.
(b)  See footnote (2) on page 10.

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 1997
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

                                                                     Sprint                  UK
                                                                       PCS     TCGI (3)   Investees    Other    Combined
Nine Months Ended September 30, 1996:

   Combined Results of Operations
     Revenues, net............................................     $            $120.1     $113.7     $390.8     $624.6
     Operating, selling, general and
       administrative expenses................................        122.0      111.3      104.4      393.3      731.0
     Depreciation and amortization............................          0.7       32.1       41.6       46.6      121.0
     Operating loss...........................................       (122.7)     (23.3)     (32.3)     (49.1)    (227.4)
     Net loss (1).............................................       (243.5)     (51.1)     (52.9)     (68.8)    (416.3)

   Company's Equity in Net Loss
     Equity in current period net loss........................       ($36.5)     ($9.7)    ($21.3)    ($18.3)    ($85.8)
     Amortization income (expense)............................          0.6       (0.8)                 (3.2)      (3.4)
                                                                    -------    -------    -------    -------   --------
       Total equity in net loss...............................       ($35.9)    ($10.5)    ($21.3)    ($21.5)    ($89.2)
                                                                    =======    =======    =======    =======   ========

Three Months Ended September 30, 1996:

   Combined Results of Operations
     Revenues, net............................................     $           $            $36.6     $142.2     $178.8
     Operating, selling, general and
       administrative expenses................................         46.5                  33.3      147.9      227.7
     Depreciation and amortization............................          0.4                  13.4       15.8       29.6
     Operating loss...........................................        (46.9)                (10.1)     (21.5)     (78.5)
     Net loss (1).............................................        (90.8)                (16.7)     (29.0)    (136.5)

   Company's Equity in Net Loss
     Equity in current period net loss........................       ($13.6)                ($6.5)     ($7.6)    ($27.7)
     Amortization expense.....................................                                          (1.2)      (1.2)
                                                                    -------    -------    -------    -------   --------
       Total equity in net loss...............................       ($13.6)   $            ($6.5)     ($8.8)    ($28.9)
                                                                    =======    =======    =======    =======   ========

     --------
     (1) Net loss also represents loss from continuing operations before extraordinary items and cumulative effect of changes in accounting principle.
     (2) As a result of the E! Acquisition, the Company recorded a charge representing the cumulative amount that would have been recorded had the Company accounted for its investment in E! Entertainment under the equity method since the date of initial investment (the "Cumulative Charge"). Since the Company's proportionate share of E! Entertainment's cumulative losses was in excess of the Company's historical cost basis in E! Entertainment and as the Company was under no contractual obligation to fund the losses of E! Entertainment, the Cumulative
         Charge was limited to the Company's historical cost basis of $12.1 million. Such amount is included in equity in net losses of affiliates in the Company's condensed consolidated statement of operations and accumulated deficit for the nine months ended September 30, 1997 as it is not significant for restatement of the Company's prior year financial statements.
     (3) As the result of the TCGI IPO and Reorganization, which is described in more detail below, in June 1996, the Company began to account for its proportionate interest in TCGI three months in arrears resulting in no equity in current period net loss being recorded for the three months ended September 30, 1996.

     Sprint PCS. The Company, Tele-Communications, Inc. ("TCI"), Cox Communications, Inc. ("Cox") and Sprint Corporation ("Sprint," and together with the Company, TCI and Cox, the "Parents"), and certain subsidiaries of the Parents, engage in the wireless communications business through a limited partnership known as "Sprint Spectrum" or "Sprint PCS," a development stage enterprise through June 30, 1997. The Company made its initial investment in 1994 and, as of September 30, 1997, holds a general and limited partnership interest of 15% in Sprint PCS. The Company's investment in Sprint PCS is accounted for under the equity method based on the Company's general partnership interest and its representation on the partnership's board of directors.

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 1997
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

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

     During the three months ended March 31, 1997, the Company received 2.76 million shares of TCGI Class A Stock from TCGI in exchange for the Company's shares of an alternate access provider. In May 1997, the Company sold all of its shares of TCGI Class A Stock for $68.9 million and recognized a $68.9 million pre-tax gain, which is included in investment income in its condensed consolidated statement of operations and accumulated deficit for the nine months ended September 30, 1997.

     As of September 30, 1997, the Company owns TCGI Class B Stock representing a 19.8% voting interest and a 15.5% equity interest. The Company continues to account for its interest in TCGI under the equity method based on its voting interest maintained through the TCGI Class B Stock, its representation on TCGI's board of directors and its participation in a TCGI stockholder agreement granting certain rights to a control group. Assuming conversion of the TCGI Class B Stock held by the Company into TCGI Class A Stock, the Company's investment in TCGI, which had a carrying value of $123.3 million as of September 30, 1997, would have a fair value of approximately $1.239 billion, based on the quoted market price of the TCGI Class A Stock as of October 31, 1997.

     UK Investees. As of September 30, 1997, Comcast UK Cable Partners Limited ("Comcast UK Cable"), a consolidated subsidiary of the Company, holds a 27.5% interest in Birmingham Cable Corporation Limited and a 50.0% interest in Cable London PLC. In addition, Comcast UK Cable historically held an investment in Cambridge Holding Company Limited ("Cambridge Cable"). In March 1996, Comcast UK Cable purchased the 50.0% interest in Cambridge Cable that it had not previously owned for cash and approximately 8.9 million of its Class A Common Shares (the "Cambridge Acquisition"). Following the Cambridge Acquisition, Comcast UK Cable owns 100.0% of
     Cambridge Cable and consolidated the financial position and results of operations of Cambridge Cable effective March 31, 1996.

     Other. The Company's 10 other equity method investees include investments in wired telecommunications (including Garden State Cablevision, L.P., a cable communications company serving 206,000 subscribers as of September 30, 1997 in the State of New Jersey), wireless telecommunications (including Primestar - see below) and content providers (including Comcast-Spectacor - see Note 3). The Company holds interests representing less than 20% of the total outstanding ownership interest in certain of its other equity method investees. The equity method of accounting is utilized for these investments based on the type of investment (i.e. general partnership interest), board representation, participation in a controlling investor group, significant shareholder rights or a combination of these and other factors. In addition, the Company's 66% interest in Comcast-Spectacor is accounted for under the equity method since the Company does not have control over Comcast-Spectacor's operations. The Company

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 1997
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

     does not consider these other equity method investments to be individually significant to its consolidated financial position, results of operations or liquidity.

     Roll-up of Primestar's Operations. In June 1997, the Company entered into a binding letter agreement (the "Roll-up Agreement") with PRIMESTAR Partners L.P. ("Primestar") and the affiliates of each of the other partners of Primestar, including TCI Satellite Entertainment, Inc. ("TSAT"), a publicly-traded company. Primestar, in which the Company holds a 10.4% general and limited partnership interest, is principally engaged in the business of acquiring, originating and/or providing television programming services delivered by satellite through a network of distributors, including the Company, throughout the United States. The Roll-up Agreement sets forth the principal terms and conditions of a proposed transaction (the "Roll-up Transaction"), through which the Company's direct broadcast satellite ("DBS") operations, Primestar and the Primestar-related distribution businesses of the other partners of Primestar will be consolidated into a newly-formed publicly-traded company ("New Primestar"). In connection with the Roll-up Transaction, TSAT will become a wholly owned subsidiary of New Primestar. The Company provided DBS services, through a distributorship arrangement with Primestar, to 169,000 subscribers as of September 30, 1997.

     New Primestar will acquire the Primestar partnership interests, subscribers and related assets, as applicable, of the parties to the Roll-up Transaction, in exchange for (i) cash, (ii) shares of Series A Common Stock of New Primestar and (iii) shares of Series C Common Stock of New
     Primestar,  in each case in an amount  determined  pursuant  to the Roll-up
     Agreement. The Company will have the right to continue to market and support the Primestar programming services on an agency basis after consummation of the Roll-up Transaction; however, the terms of such arrangement have not yet been determined. Under the terms of the Roll-up Agreement, upon closing of the Roll-up Transaction, the Company is expected to receive approximately $75 million in cash and to own approximately 10% of New Primestar common equity, both subject to adjustment based on the number of subscribers, inventory amounts and other factors. As of September 30, 1997, assets of the Company's DBS operations totaled $149.4 million.

     In June 1997, Primestar entered into an agreement with The News Corporation Limited, MCI Telecommunications Corporation and American Sky Broadcasting LLC ("ASkyB"), pursuant to which New Primestar (or, under certain circumstances, Primestar) will acquire certain assets relating to a high-power, DBS business. In exchange for such assets, ASkyB will receive non-voting securities of New Primestar that will be convertible into non-voting common stock of New Primestar and, accordingly, will reduce the Company's common equity interest in New Primestar to approximately 7% on a fully diluted basis, subject to adjustment.

     These transactions are not conditioned on each other and may close independently. They are expected to close in 1998, subject to receipt of all necessary governmental and regulatory approvals, including the approval of the Federal Communications Commission. There can be no assurance that such approvals will be obtained.

     Fair Value Method
     The Company holds unrestricted equity investments in certain publicly traded companies, with an historical cost of $130.0 million and $212.7 million as of September 30, 1997 and December 31, 1996, respectively. The Company has recorded these investments, which are classified as available for sale, at their estimated fair values of $289.1 million and $212.9 million as of September 30, 1997 and December 31, 1996, respectively. The unrealized pre-tax gains as of September 30, 1997 (which includes the @Home Unrestricted Shares - see below) and December 31, 1996 of $159.1 million and $0.2 million, respectively, have been reported in the Company's condensed consolidated balance sheet as a component of stockholders' equity, net of related deferred income tax expense of $55.7 million and $0.1 million, respectively.

     @Home. In July 1997, At Home Corporation ("@Home"), an investee of the Company previously accounted for under the equity method, completed an initial public offering of its Series A Common Stock (the "@Home IPO"). @Home provides Internet services to customers and businesses over the cable television infrastructure in a limited number of cities in the United States. Effective July 1, 1997, due to the dilution of the Company's equity and voting interests and other factors subsequent to the @Home IPO, the Company has discontinued the equity method of accounting for its investment in @Home. As of September 30, 1997, the Company holds 8.0 million contractually

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 1997
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

     restricted shares (the "Restricted Shares") and 6.6 million unrestricted shares (the "Unrestricted Shares") of @Home Series A Common Stock (the "@Home Series A Stock"), representing a 12.4% and a 5.7% equity and voting interest, respectively. The Company has recorded the Restricted Shares at their historical cost of $1.1 million and the Unrestricted Shares, which are classified as available for sale, at their estimated fair market value of $151.5 million, based on the quoted market price of the @Home Series A Stock as of September 30, 1997. The unrealized pre-tax gain as of September 30, 1997 of $150.6 million has been reported in the Company's condensed consolidated balance sheet as a component of stockholders' equity, net of related deferred income tax expense of $52.7 million.

     Nextel. At December 31, 1996, the Company held 3.3 million shares of Nextel Communications, Inc. ("Nextel") common stock and options to acquire an additional 25.0 million shares of Nextel common stock at $16 per share. As of December 31, 1996, these options, which had an historical cost of $20.0 million, were included in investments in publicly traded companies at their fair value of $32.6 million. In February 1997, the Company sold these options to Nextel for $25.0 million and recognized a pre-tax gain of $5.0 million, which is included in investment income in the Company's condensed consolidated statement of operations and accumulated deficit for the nine months ended September 30, 1997. In July 1997, the Company sold its 3.3 million shares of Nextel common stock for $73.4 million, resulting in a pre-tax gain of $32.2 million, which is included in investment income in the Company's condensed consolidated statement of operations and accumulated deficit for the nine and three months ended September 30, 1997.

     In February 1996, in connection with certain preemptive rights of the Company under previously existing agreements with Nextel, the Company purchased 8.16 million shares of Nextel common stock at $12.25 per share, for $99.9 million. During the nine and three months ended September 30, 1996, the Company sold 5.6 million shares and 1.2 million shares, respectively, of Nextel common stock for $105.4 million and $19.9 million, respectively, and recognized pre-tax gains of $35.4 million and $5.8 million, respectively, which are included in investment income in its condensed consolidated statement of operations and accumulated deficit.

     Time Warner/TBS. The Company received 1.36 million shares of Time Warner common stock (the "Time Warner Stock") in exchange (the "Exchange") for all of the shares of Turner Broadcasting System, Inc. ("TBS") stock (the "TBS Stock") held by the Company as a result of the merger of Time Warner and TBS in October 1996. As a result of the Exchange, the Company recognized a pre-tax gain of $47.3 million in the fourth quarter of 1996, representing the difference between the Company's historical cost basis in the TBS Stock of $8.9 million and the new basis for the Company's investment in Time Warner Stock of $56.2 million, which was based on the closing price of the Time Warner Stock on the merger date of $41.375 per share. In December 1996 and January 1997, the Company sold 92,500 shares and 1.27 million shares, respectively, of the Time Warner Stock, representing the Company's entire interest in Time Warner, for $3.7 million and $48.6 million, respectively. In connection with the January 1997 sales, the Company recognized a pre-tax loss of $3.8 million, which is included in investment income in its condensed consolidated statement of operations and accumulated deficit for the nine months ended September 30, 1997. As of December 31, 1996, the 1.27 million shares of Time Warner Stock held by the Company were recorded at their fair value of $47.4 million and were included in short-term investments in the Company's condensed consolidated balance sheet.

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 1997
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

5.   LONG-TERM DEBT

     The Cable Refinancing and the Cellular Refinancing had a significant impact on the maturities of the Company's long-term debt. Maturities of long-term debt outstanding as of September 30, 1997 and December 31, 1996 through 2001 are as follows (dollars in millions):

                                                                        As of                   As of
                                                                 September 30, 1997       December 31, 1996

         1997.................................................        $  71.9 (1)              $229.5
         1998.................................................          110.0                   671.5
         1999.................................................          206.3                   462.5
         2000.................................................          305.3                   668.1
         2001.................................................          578.0                 1,282.4

      ---------------
     (1) Represents maturities of long-term debt for the remaining three months of 1997, which includes $43.6 million of debt redeemed in October 1997 (see below) and a $10.0 million optional debt repayment made in October 1997.

     As of September 30, 1997 and December 31, 1996, the Company's effective weighted average interest rate on its long-term debt outstanding was 8.26% and 7.68%, respectively.

     Debt Repayments
     In June 1997, the Company redeemed all of its outstanding 10% Subordinated Debentures, due 2003 (the "10% Debentures"). An aggregate principal amount of $139.3 million of the 10% Debentures was redeemed at a redemption price of 100% of the principal amount thereof, together with accrued interest thereon. On the date of redemption, the 10% Debentures had an accreted value of $127.7 million.

     In July 1997, the Company made optional debt repayments aggregating $527.0 with existing cash, cash equivalents and short-term investments.

     In October 1997, the Company completed the redemption of its $250.0 million principal amount 3 3/8% / 5 1/2% step up convertible subordinated debentures due 2005 (the "Step Up Debentures"). The Company issued 8.4 million shares of its Class A Special Stock upon conversion of $206.4 million principal amount of Step Up Debentures while $43.6 million principal amount of Step Up Debentures was redeemed for cash at a redemption price of 105.58% of the principal amount, together with accrued interest thereon. Stockholders' equity will be increased by the full amount of Step Up Debentures converted plus accrued interest, less unamortized debt acquisition costs. In connection with the redemption of the Step Up Debentures, the Company will expense unamortized debt acquisition costs and incur debt extinguishment costs of approximately $3.0 million, resulting in an extraordinary loss, net of tax, of approximately $1.9 million during the fourth quarter of 1997.

     In October 1997, a subsidiary of the Company refinanced one of its existing revolving credit facilities with the proceeds from borrowings under a new $400.0 million credit agreement (the "New Bank Facility") with certain banks. Initial borrowings under the New Bank Facility of $215.0 million were used principally to repay existing debt. As a result of the refinancing, the Company will expense unamortized debt acquisition costs of approximately $5.2 million, resulting in an extraordinary loss, net of tax, of approximately $3.4 million during the fourth quarter of 1997.

     Extraordinary Items
     Extraordinary items, for the nine and three months ended September 30, 1997, of $25.9 million or $.08 per common share and $3.1 million or $.01 per common share consist of unamortized debt acquisition costs and debt extinguishment costs of $39.8 million and $4.7 million, respectively, net of the related tax benefit of $13.9 million and $1.6 million, respectively, incurred principally in connection with the Cable Refinancing, the Cellular

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 1997
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

     Refinancing and the redemption of the 10% Debentures in the second quarter of 1997 and the optional debt repayments made in the third quarter of 1997.

     Lines of Credit
     As of October 31, 1997, certain subsidiaries of the Company had unused lines of credit of $1.060 billion. The availability and use of the unused lines of credit is restricted by the covenants of the related debt agreements and to subsidiary general purposes and dividend declaration. The Company continually evaluates its debt structure with the intention of reducing its debt service requirements when desirable.

     Interest Rate Risk Management
     The following table summarizes the terms of the Company's existing interest rate exchange agreements ("Swaps), interest rate cap agreements ("Caps") and interest rate collar agreements ("Collars") as of September 30, 1997 and December 31, 1996 (dollars in millions):

                                        Notional                             Average         Estimated
                                         Amount          Maturities       Interest Rate     Fair Value
     As of September 30, 1997
     Variable to Fixed Swaps               $600.0         1998-2000           5.56%           $6.6
     Caps                                   150.0           1998              6.67%
     Collars                                100.0         1997-1998       6.64% / 4.95%

     As of December 31, 1996
     Variable to Fixed Swaps             $1,080.0         1997-2000           5.85%           $7.4
     Caps                                   250.0           1997              8.55%
     Collars                                620.0         1997-1998       6.98% / 5.16%        0.1

     The notional amounts of interest rate agreements, as presented in the above table, are used to measure interest to be paid or received and do not represent the amount of exposure to credit loss. The estimated fair value approximates the proceeds (costs) to settle the outstanding contracts. While Swaps, Caps and Collars represent an integral part of the Company's interest rate risk management program, their incremental effect on interest expense for the nine and three months ended September 30, 1997 and 1996 was not significant.

6.   STOCKHOLDERS' EQUITY

     Concurrent with the announcement of the Scripps Acquisition in October 1995, the Company announced that its Board of Directors authorized a market repurchase program (the "Repurchase Program") pursuant to which the Company could purchase, at such times and on such terms as it deemed appropriate, up to $500.0 million of its outstanding common equity securities, subject to certain restrictions and market conditions. Based on the trade date for stock repurchases, during the nine months ended September 30, 1997 and 1996 and the three months ended September 30, 1996, the Company repurchased 2.3 million shares, 10.1 million shares and 3.6 million shares, respectively, of its common stock for aggregate consideration of $36.2 million, $173.4 million and $56.8 million, respectively, pursuant to the Repurchase Program. During the term of the Repurchase Program, which terminated on May 13, 1997, the Company repurchased a total of 13.5 million shares of its common stock for aggregate consideration of $228.6 million.

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

     As part of the Repurchase Program, in April 1997, the Company sold put options on 2.0 million shares of its Class A Special Stock. The put options give the holder the right to require the Company to repurchase such shares at

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 1997
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

     $15.68 per share on specific dates in April and May 1998. The amount the Company would be obligated to pay to repurchase such shares upon exercise of the put options, totaling $31.4 million, has been reclassified from additional capital to common equity put options in the Company's September 30, 1997 condensed consolidated balance sheet.

7.   STATEMENT OF CASH FLOWS - SUPPLEMENTAL INFORMATION

     The Company made cash payments for interest of $303.4 million, $329.0 million, $69.6 million and $99.2 million during the nine and three months ended September 30, 1997 and 1996, respectively.

     The Company made cash payments for income taxes of $89.7 million, $77.7 million, $14.7 million and $15.5 million during the nine and three months ended September 30, 1997 and 1996, respectively.

8.   CONTINGENCIES

     The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial position, results of operations or liquidity of the Company.

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 1997
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONCLUDED
                                   (Unaudited)

9.   FINANCIAL DATA BY BUSINESS SEGMENT
     (Dollars in millions)

                                                   Domestic
                                                     Cable        Electronic      Cellular
                                                Communications     Retailing   Communications    Other (1)         Total
Nine Months Ended September 30, 1997
Revenues, net...............................        $1,537.0       $1,438.0         $335.4          $209.1       $3,519.5
Depreciation and amortization...............           462.7           79.2           94.4            67.4          703.7
Operating income (loss).....................           261.9          151.7           45.6           (96.8)         362.4
Interest expense............................           174.2           42.1           78.7           127.8          422.8
Capital expenditures........................           367.1           69.6           87.2           158.1          682.0
Equity in net losses of affiliates..........                                                         212.1          212.1

Three Months Ended September 30, 1997
Revenues, net...............................          $515.1         $490.6         $115.1           $83.4       $1,204.2
Depreciation and amortization...............           155.9           27.6           32.9            24.9          241.3
Operating income (loss).....................            92.0           48.7           18.5           (35.5)         123.7
Interest expense............................            54.3           14.2           26.6            48.8          143.9
Capital expenditures........................           115.6           28.5           29.3            61.5          234.9
Equity in net losses of affiliates..........                                                          85.9           85.9

As of September 30, 1997
Assets......................................        $6,043.6       $2,194.0       $1,456.6        $3,095.7      $12,789.9
Long-term debt, less current portion........         2,574.8          787.5        1,139.6         2,197.6        6,699.5

Nine Months Ended September 30, 1996
Revenues, net...............................        $1,170.9       $1,286.9         $317.1           $96.0       $2,870.9
Depreciation and amortization...............           289.3           78.9           84.8            38.0          491.0
Operating income (loss).....................           286.0          129.7           34.0           (78.7)         371.0
Interest expense............................           168.1           50.5           68.4           116.7          403.7
Capital expenditures........................           207.3           38.9           69.0           135.0          450.2
Equity in net losses (income) of affiliates.             0.1           (0.1)                          89.2           89.2

Three Months Ended September 30, 1996
Revenues, net...............................          $392.6         $431.1         $110.0           $40.9         $974.6
Depreciation and amortization...............            96.7           27.0           28.0            15.0          166.7
Operating income (loss).....................            95.4           42.2           19.7           (28.2)         129.1
Interest expense............................            57.3           15.4           24.4            38.6          135.7
Capital expenditures........................            69.4           19.4           32.4            50.1          171.3
Equity in net losses of affiliates..........                                                          28.9           28.9

---------------
(1) Other includes certain operating businesses, including E! Entertainment (beginning on March 31, 1997), the Company's consolidated United Kingdom cable and telecommunications operations, the Company's DBS operations and elimination entries related to the segments presented.

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 1997


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

General Developments of Business

Cable TV Fund 14 A/B Venture In October 1997, the Company and Jones Intercable, Inc. ("Jones Intercable") entered into an agreement whereby the Company, through an indirect majority owned subsidiary, will acquire Cable TV Fund 14 A/B
Venture, a cable television system serving approximately 65,000 subscribers in and around Broward County, Florida for $140 million in cash, subject to certain adjustments. The acquisition is expected to be funded with the proceeds from borrowings under one of the Company's subsidiary's existing credit facilities. The acquisition is subject to a number of conditions, including the receipt of necessary regulatory approvals and the approval of the limited partners of Cable TV Fund 14 A/B Venture. The acquisition is expected to close in the first quarter of 1998.

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

The Series B Preferred Stock has a 5.25% pay-in-kind annual dividend. Dividends will be paid quarterly through the issuance of additional shares of Series B Preferred Stock (the "Additional Shares") and will be cumulative from the Issuance Date (except that dividends on the Additional Shares will accrue from the date such Additional Shares are issued). The Series B Preferred Stock, including the Additional Shares, is convertible, at the option of Microsoft, into 21.2 million shares of Class A Special Stock, subject to adjustment in certain limited circumstances, which equals an initial conversion price of $23.54 per share, increasing as a result of the Additional Shares to $33.91 per share on June 30, 2004. The Series B Preferred Stock is mandatorily redeemable on June 30, 2017, or, at the option of the Company beginning on June 30, 2004 or at the option of Microsoft on June 30, 2004 or on June 30, 2012. Upon redemption, the Company, at its option, may redeem the Series B Preferred Stock with cash, Class A Special Stock or a combination thereof. As the Company currently intends to redeem the Series B Preferred Stock with Class A Special Stock upon redemption, the Series B Preferred Stock has been classified as a component of stockholders' equity as of September 30, 1997. The Series B Preferred Stock is generally non-voting.

Offerings of Subsidiary Debt
In May 1997, Comcast Cellular Holdings, Inc. ("Comcast Cellular"), a wholly owned subsidiary of the Company, completed the sale of $1.0 billion principal amount of 9 1/2% Senior Notes due 2007 (the "Cellular Notes") through a private offering with registration rights. The Cellular Notes are obligations of Comcast Cellular and are not obligations of, nor guaranteed by, the Company. Comcast Cellular used the net proceeds from the offering to repay existing borrowings by its subsidiaries, including its senior participating redeemable zero coupon notes. Collectively, these transactions are referred to herein as the "Cellular Refinancing."

In May 1997, Comcast Cable Communications, Inc. ("Comcast Cable"), a wholly owned subsidiary of the Company, completed the sale of $1.7 billion principal amount of notes (the "Cable Notes") through a private offering with registration rights. The Cable Notes were issued in four tranches: $300.0 million principal amount of 8 1/8% Notes due 2004, $600.0 million principal amount of 8 3/8% Notes due 2007, $550.0 million principal amount of 8 7/8% Notes due

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 1997


2017 and $250.0 million principal amount of 8 1/2% Notes due 2027. The Notes due 2027 are subject to repurchase at the option of the holder in 2009. The Cable Notes are obligations of Comcast Cable and are not obligations of, nor guaranteed by, the Company. Comcast Cable used substantially all of the net proceeds from the offering to repay existing borrowings by its subsidiaries. Collectively, these transactions are referred to herein as the "Cable Refinancing."

In October 1997, the Company completed an exchange of 100% of the Cellular Notes and the Cable Notes for new notes (having the terms described above) which were registered under the Securities Act of 1933, as amended.

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

Scripps Cable
In November 1996, the Company acquired the cable television operations ("Scripps Cable") of The E.W. Scripps Company ("E.W. Scripps") in exchange for 93.048 million shares of Class A Special Stock valued at $1.552 billion (the "Scripps Acquisition"). The Company accounted for the Scripps Acquisition under the purchase method and Scripps Cable was consolidated with the Company effective November 1, 1996. During the second quarter of 1997, the Company recorded the final purchase price allocation relating to the Scripps Acquisition. The terms of the Scripps Acquisition provide for, among other things, the indemnification of the Company by E. W. Scripps for certain liabilities, including tax liabilities, relating to Scripps Cable prior to the acquisition date.

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

The Sports Venture  Acquisition  was completed in two steps.  In April 1996, the
Company purchased the Sixers for $125.0 million in cash plus assumed net liabilities of approximately $11.0 million through a partnership controlled by the Company. To complete the Sports Venture Acquisition, in July 1996, the
Company contributed its interest in the Sixers, exchanged approximately 3.5 million shares of the Company's Class A Special Stock and 6,370 shares of the Company's newly issued 5% Series A Convertible Preferred Stock and paid $15.0 million in cash for its current interest in Comcast- Spectacor. The remaining 34% interest in Comcast-Spectacor is owned by a group, including the former majority owner

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 1997


of PFLP, who also manages Comcast-Spectacor. In connection with the Sports Venture Acquisition, Comcast-Spectacor assumed the outstanding liabilities relating to the Sixers and the Arenas, including a mortgage obligation of $155.0 million. The Company accounts for its interest in Comcast-Spectacor under the equity method.

Liquidity and Capital Resources

Cash, Cash Equivalents and Short-term Investments
The Company has traditionally maintained significant levels of cash, cash equivalents and short-term investments to meet its short-term liquidity requirements. Cash, cash equivalents and short-term investments as of September 30, 1997 were $780.7 million. As of September 30, 1997, $260.7 million of the Company's cash, cash equivalents and short-term investments was restricted to use by subsidiaries of the Company under contractual or other arrangements, including $100.5 million which is restricted to use by Comcast UK Cable Partners Limited ("Comcast UK Cable").

The Company's cash equivalents and short-term investments are recorded at cost which approximates their fair value. As of September 30, 1997, short-term investments have a weighted average maturity of approximately 7 months.

Investments
Sprint PCS. The Company, Tele-Communications, Inc. ("TCI"), Cox Communications, Inc. ("Cox") and Sprint Corporation ("Sprint," and together with the Company, TCI and Cox, the "Parents"), and certain subsidiaries of the Parents (the "Partner Subsidiaries"), engage in the wireless communications business through a limited partnership known as "Sprint Spectrum" or "Sprint PCS," a development stage enterprise through June 30, 1997. The Company owns 15% of Sprint PCS and accounts for its investment in Sprint PCS under the equity method.

Under the provisions of the Sprint PCS partnership agreement, the Partner Subsidiaries have committed to contribute $4.2 billion in cash to Sprint PCS through 1999, of which the Company's share is $630.0 million. Of this funding requirement, the Company has made total cash contributions to Sprint PCS of $559.3 million through October 31, 1997. The Company anticipates that Sprint PCS' capital requirements over the next several years will be significant. Requirements in excess of committed capital are planned to be funded by Sprint PCS through external financing, including, but not limited to, vendor financing, bank financing and securities offered to the public. In August 1996, Sprint PCS sold $750.0 million principal amount at maturity of Senior Notes and Senior Discount Notes due 2006 in a public offering. In October 1996, Sprint PCS closed three credit agreements providing a total of $5.1 billion in available financing, including $2.0 billion in bank financing and $3.1 billion in vendor financing. The timing of the Company's remaining capital contributions to Sprint PCS is dependent upon a number of factors, including Sprint PCS' working capital requirements. The Company anticipates funding its remaining capital commitments to Sprint PCS through its cash flows from operating activities, its existing cash, cash equivalents, short-term investments and lines of credit or other external financing, or by a combination of these sources.

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

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 1997


of affiliate (the "TCGI IPO Gain") in its condensed consolidated statement of operations and accumulated deficit for the nine months ended September 30, 1996.

During the three months ended March 31, 1997, the Company received 2.76 million shares of TCGI Class A Stock from TCGI in exchange for the Company's shares of an alternate access provider. In May 1997, the Company sold all of its shares of TCGI Class A Stock for $68.9 million and recognized a $68.9 million pre-tax gain (the "TCGI Class A Gain"), which is included in investment income in its condensed consolidated statement of operations and accumulated deficit for the nine months ended September 30, 1997.

As of September 30, 1997, the Company owns TCGI Class B Stock representing a 19.8% voting interest and a 15.5% equity interest. The Company continues to account for its interest in TCGI under the equity method based on its voting interest maintained through the TCGI Class B Stock, its representation on TCGI's board of directors and its participation in a TCGI stockholder agreement granting certain rights to a control group. Assuming conversion of the TCGI Class B Stock held by the Company into TCGI Class A Stock, the Company's investment in TCGI, which had a carrying value of $123.3 million as of September 30, 1997, would have a fair value of approximately $1.239 billion, based on the quoted market price of the TCGI Class A Stock as of October 31, 1997.

Roll-up of Primestar's Operations. In June 1997, the Company entered into a binding letter agreement (the "Roll-up Agreement") with PRIMESTAR Partners L.P. ("Primestar") and the affiliates of each of the other partners of Primestar, including TCI Satellite Entertainment, Inc. ("TSAT"), a publicly-traded company. Primestar, in which the Company holds a 10.4% general and limited partnership interest, is principally engaged in the business of acquiring, originating and/or providing television programming services delivered by satellite through a network of distributors, including the Company, throughout the United States. The Roll-up Agreement sets forth the principal terms and conditions of a proposed transaction (the "Roll-up Transaction"), through which the Company's direct broadcast satellite ("DBS") operations, Primestar and the
Primestar-related distribution businesses of the other partners of Primestar will be consolidated into a newly-formed publicly-traded company ("New
Primestar"). In connection with the Roll-up Transaction, TSAT will become a wholly owned subsidiary of New Primestar. The Company provided DBS services, through a distributorship arrangement with Primestar, to 169,000 subscribers as of September 30, 1997.

New Primestar will acquire the Primestar partnership interests, subscribers and related assets, as applicable, of the parties to the Roll-up Transaction, in exchange for (i) cash, (ii) shares of Series A Common Stock of New Primestar and
(iii) shares of Series C Common Stock of New Primestar, in each case in an amount determined pursuant to the Roll-up Agreement. The Company will have the right to continue to market and support the Primestar programming services on an agency basis after consummation of the Roll-up Transaction; however, the terms of such arrangement have not yet been determined. Under the terms of the Roll-up Agreement, upon closing of the Roll-up Transaction, the Company is expected to receive approximately $75 million in cash and to own approximately 10% of New Primestar common equity, both subject to adjustment based on the number of subscribers, inventory amounts and other factors. As of September 30, 1997, assets of the Company's DBS operations totaled $149.4 million.

In June 1997,  Primestar  entered  into an agreement  with The News  Corporation
Limited, MCI Telecommunications Corporation and American Sky Broadcasting LLC ("ASkyB"), pursuant to which New Primestar (or, under certain circumstances, Primestar) will acquire certain assets relating to a high-power, DBS business. In exchange for such assets, ASkyB will receive non-voting securities of New Primestar that will be convertible into non-voting common stock of New Primestar and, accordingly, will reduce the Company's common equity interest in New Primestar to approximately 7% on a fully diluted basis, subject to adjustment.

These transactions are not conditioned on each other and may close independently. They are expected to close in 1998, subject to receipt of all necessary governmental and regulatory approvals, including the approval of the Federal Communications Commission. There can be no assurance that such approvals will be obtained.

@Home. In July 1997, At Home Corporation ("@Home"), an investee of the Company previously accounted for under the equity method, completed an initial public offering of its Series A Common Stock (the "@Home IPO"). @Home provides Internet services to customers and businesses over the cable television infrastructure in a limited number of cities in the United States. Effective July 1, 1997, due to the dilution of the Company's equity and voting interests and

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 1997


other factors subsequent to the @Home IPO, the Company has discontinued the equity method of accounting for its investment in @Home. As of September 30, 1997, the Company holds 8.0 million contractually restricted shares (the "Restricted Shares") and 6.6 million unrestricted shares (the "Unrestricted Shares") of @Home Series A Common Stock (the "@Home Series A Stock"), representing a 12.4% and a 5.7% equity and voting interest, respectively. The Company has recorded the Restricted Shares at their historical cost of $1.1 million and the Unrestricted Shares, which are classified as available for sale, at their estimated fair market value of $151.5 million, based on the quoted market price of the @Home Series A Stock as of September 30, 1997. The unrealized pre-tax gain as of September 30, 1997 of $150.6 million has been reported in the Company's condensed consolidated balance sheet as a component of stockholders' equity, net of related deferred income tax expense of $52.7 million.

Nextel. At December 31, 1996, the Company held 3.3 million shares of Nextel Communications, Inc. ("Nextel") common stock and options to acquire an additional 25.0 million shares of Nextel common stock at $16 per share. As of December 31, 1996, these options, which had an historical cost of $20.0 million, were included in investments in publicly traded companies at their fair value of $32.6 million. In February 1997, the Company sold these options to Nextel for $25.0 million and recognized a pre-tax gain of $5.0 million, which is included in investment income in the Company's condensed consolidated statement of operations and accumulated deficit for the nine months ended September 30, 1997. In July 1997, the Company sold its 3.3 million shares of Nextel common stock for $73.4 million, resulting in a pre-tax gain of $32.2 million, which is included in investment income in the Company's condensed consolidated statement of operations and accumulated deficit for the nine and three months ended September 30, 1997.

In February 1996, in connection with certain preemptive rights of the Company under previously existing agreements with Nextel, the Company purchased 8.16 million shares of Nextel common stock at $12.25 per share, for $99.9 million. During the nine and three months ended September 30, 1996, the Company sold 5.6 million shares and 1.2 million shares, respectively, of Nextel common stock for $105.4 million and $19.9 million, respectively, and recognized pre-tax gains of $35.4 million and $5.8 million, respectively, which are included in investment income in its condensed consolidated statement of operations and accumulated deficit.

Time Warner/TBS. The Company received 1.36 million shares of Time Warner common stock (the "Time Warner Stock") in exchange (the "Exchange") for all of the shares of Turner Broadcasting System, Inc. ("TBS") stock (the "TBS Stock") held by the Company as a result of the merger of Time Warner and TBS in October 1996. As a result of the Exchange, the Company recognized a pre-tax gain of $47.3 million in the fourth quarter of 1996, representing the difference between the Company's historical cost basis in the TBS Stock of $8.9 million and the new basis for the Company's investment in Time Warner Stock of $56.2 million, which was based on the closing price of the Time Warner Stock on the merger date of $41.375 per share. In December 1996 and January 1997, the Company sold 92,500 shares and 1.27 million shares, respectively, of the Time Warner Stock, representing the Company's entire interest in Time Warner, for $3.7 million and $48.6 million, respectively. In connection with the January 1997 sales, the Company recognized a pre-tax loss of $3.8 million, which is included in investment income in its condensed consolidated statement of operations and accumulated deficit for the nine months ended September 30, 1997. As of December 31, 1996, the 1.27 million shares of Time Warner Stock held by the Company were recorded at their fair value of $47.4 million and were included in short-term investments in the Company's condensed consolidated balance sheet.

The Company does not have any additional significant contractual commitments with respect to any of its investments. However, to the extent the Company does not fund its investees' capital calls, it exposes itself to dilution of its ownership interests. The Company continually evaluates its existing investments as well as new investment opportunities.

Financing
Other than the Scripps Acquisition, the Company has historically utilized a strategy of financing its acquisitions through senior debt at the acquired operating subsidiary level. Additional financing has also been obtained by the Company through the issuance of subordinated debt at the intermediate holding company and parent company levels and, to some extent, through public offerings of a subsidiary company's stock and debt instruments.

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 1997


The Cable Refinancing and the Cellular Refinancing had a significant impact on the maturities of the Company's long-term debt. Maturities of long-term debt outstanding as of September 30, 1997 and December 31, 1996 through 2001 are as follows (dollars in millions):

                                                                        As of                   As of
                                                                 September 30, 1997       December 31, 1996

         1997.................................................        $  71.9 (1)              $229.5
         1998.................................................          110.0                   671.5
         1999.................................................          206.3                   462.5
         2000.................................................          305.3                   668.1
         2001.................................................          578.0                 1,282.4

---------------
(1) Represents maturities of long-term debt for the remaining three months of 1997, which includes $43.6 million of debt redeemed in October 1997 (see below) and a $10.0 million optional debt repayment made in October 1997.

As of September 30, 1997 and December 31, 1996, the Company's effective weighted average interest rate on its long-term debt outstanding was 8.26% and 7.68%, respectively.

In June 1997, the Company redeemed all of its outstanding 10% Subordinated Debentures, due 2003 (the "10% Debentures"). An aggregate principal amount of $139.3 million of the 10% Debentures was redeemed at a redemption price of 100% of the principal amount thereof, together with accrued interest thereon. On the date of redemption, the 10% Debentures had an accreted value of $127.7 million.

In July 1997, the Company made optional debt repayments aggregating $527.0 million with existing cash, cash equivalents and short-term investments.

In October 1997, the Company completed the redemption of its $250.0 million principal amount 3 3/8% / 5 1/2% step up convertible subordinated debentures due 2005 (the "Step Up Debentures"). The Company issued 8.4 million shares of its Class A Special Stock upon conversion of $206.4 million principal amount of Step Up Debentures while $43.6 million principal amount of Step Up Debentures was redeemed for cash at a redemption price of 105.58% of the principal amount, together with accrued interest thereon. Stockholders' equity will be increased by the full amount of Step Up Debentures converted plus accrued interest, less unamortized debt acquisition costs. In connection with the redemption of the Step Up Debentures, the Company will expense unamortized debt acquisition costs and incur debt extinguishment costs of approximately $3.0 million, resulting in an extraordinary loss, net of tax, of approximately $1.9 million during the fourth quarter of 1997.

In October 1997, a subsidiary of the Company refinanced one of its existing revolving credit facilities with the proceeds from borrowings under a new $400.0 million credit agreement (the "New Bank Facility") with certain banks. Initial borrowings under the New Bank Facility of $215.0 million were used principally to repay existing debt. As a result of the refinancing, the Company will expense unamortized debt acquisition costs of approximately $5.2 million, resulting in an extraordinary loss, net of tax, of approximately $3.4 million during the fourth quarter of 1997.

As of October 31, 1997, certain subsidiaries of the Company had unused lines of credit of $1.060 billion. The availability and use of the unused lines of credit is restricted by the covenants of the related debt agreements and to subsidiary general purposes and dividend declaration. The Company continually evaluates its debt structure with the intention of reducing its debt service requirements when desirable.

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 1997


The following table summarizes the terms of the Company's existing interest rate exchange agreements ("Swaps"), interest rate cap agreements ("Caps") and interest rate collar agreements ("Collars") as of September 30, 1997 and December 31, 1996 (dollars in millions):

                                        Notional                             Average         Estimated
                                         Amount          Maturities       Interest Rate     Fair Value
As of September 30, 1997
Variable to Fixed Swaps                    $600.0         1998-2000           5.56%           $6.6
Caps                                        150.0           1998              6.67%
Collars                                     100.0         1997-1998       6.64% / 4.95%

As of December 31, 1996
Variable to Fixed Swaps                  $1,080.0         1997-2000           5.85%           $7.4
Caps                                        250.0           1997              8.55%
Collars                                     620.0         1997-1998       6.98% / 5.16%        0.1

The notional amounts of interest rate agreements, as presented in the above table, are used to measure interest to be paid or received and do not represent the amount of exposure to credit loss. The estimated fair value approximates the proceeds (costs) to settle the outstanding contracts. While Swaps, Caps and Collars represent an integral part of the Company's interest rate risk management program, their incremental effect on interest expense for the nine and three months ended September 30, 1997 and 1996 was not significant.

Concurrent with the announcement of the Scripps Acquisition in October 1995, the Company announced that its Board of Directors authorized a market repurchase program (the "Repurchase Program") pursuant to which the Company could purchase, at such times and on such terms as it deemed appropriate, up to $500.0 million of its outstanding common equity securities, subject to certain restrictions and market conditions. Based on the trade date for stock repurchases, during the nine months ended September 30, 1997 and 1996 and the three months ended September 30, 1996, the Company repurchased 2.3 million shares, 10.1 million shares and 3.6 million shares, respectively, of its common stock for aggregate consideration of $36.2 million, $173.4 million and $56.8 million, respectively, pursuant to the Repurchase Program. During the term of the Repurchase Program, which terminated on May 13, 1997, the Company repurchased a total of 13.5 million shares of its common stock for aggregate consideration of $228.6 million.

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

As part of the Repurchase Program, in April 1997, the Company sold put options on 2.0 million shares of its Class A Special Stock. The put options give the holder the right to require the Company to repurchase such shares at $15.68 per share on specific dates in April and May 1998. The amount the Company would be obligated to pay to repurchase such shares upon exercise of the put options, totaling $31.4 million, has been reclassified from additional capital to common equity put options in the Company's September 30, 1997 condensed consolidated balance sheet.

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

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 1997


The Company believes that it will be able to meet its current and long-term liquidity and capital requirements, including fixed charges, through its cash flows from operating activities, existing cash, cash equivalents, short-term investments and lines of credit and other external financing.

Statement of Cash Flows

Cash and cash equivalents increased $242.3 million as of September 30, 1997 from December 31, 1996 and decreased $112.9 million as of September 30, 1996 from December 31, 1995. Changes in cash and cash equivalents resulted from cash flows from operating, financing and investing activities which are explained below.

Net cash provided by operating activities amounted to $742.1 million and $527.3 million for the nine months ended September 30, 1997 and 1996, respectively. The increase of $214.8 million is principally due to the increase in the Company's operating income before depreciation and amortization (see "Results of Operations"), including the effects of the Scripps Acquisition, and changes in working capital as a result of the timing of receipts and disbursements.

Net cash provided by (used in) financing activities was $345.3 million and ($19.2) million for the nine months ended September 30, 1997 and 1996, respectively. During the nine months ended September 30, 1997, the Company borrowed $2.968 billion, including the Cable Notes of $1.691 billion, the Cellular Notes of $998.4 million, the Disney Notes of $132.8 million and borrowings under its existing lines of credit, and repaid $3.518 billion of its long-term debt, including $1.665 billion relating to the Cable Refinancing, $981.8 million relating to the Cellular Refinancing, $139.3 million relating to the redemption of the 10% Debentures and $527.0 million of optional debt repayments made in July 1997. Deferred financing costs of $43.8 million were incurred during the nine months ended September 30, 1997 related to the issuance of the Cable Notes and the Cellular Notes. In addition, during the nine months ended September 30, 1997, the Company received $1.0 billion from Microsoft for the issuance of its Class A Special Stock and Series B Preferred Stock and repurchased $33.6 million of its common stock. During the nine months ended September 30, 1996, the Company borrowed $660.4 million under its existing lines of credit and repaid $486.7 million, including the effects of refinancings and $88.9 million of repayments under a vendor financing arrangement. In addition, the Company repurchased $171.2 million of its common stock during the nine months ended September 30, 1996.

Net cash used in investing activities was $845.1 million and $621.0 million for the nine months ended September 30, 1997 and 1996, respectively. During the nine months ended September 30, 1997, net cash used in investing activities includes acquisitions, net of cash acquired, of $136.1 million, including the E! Acquisition of $118.7 million, investments in affiliates of $180.3 million and capital expenditures of $682.0 million, offset by the proceeds from the sales of short-term and long-term investments and a distribution from an investee of $171.5 million and Sprint PCS' repayment of a $25.2 million loan. During the nine months ended September 30, 1996, net cash used in investing activities includes investments in affiliates of $447.6 million, including $159.5 million in connection with the Sports Venture Acquisition, capital contributions to Sprint PCS of $100.7 million and the purchase of Nextel shares of $99.9 million, and capital expenditures of $450.2 million, offset by proceeds from the sale of short-term and long-term investments of $381.8 million, including $105.4 million from the sale of Nextel shares.

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

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 1997


Summarized consolidated financial information for the Company for the nine and three months ended September 30, 1997 and 1996 is as follows (dollars in millions, "NM" denotes percentage is not meaningful):

                                                                   Nine Months Ended
                                                                     September 30,          Increase / (Decrease)
                                                                   1997         1996           $            %
Revenues..................................................       $3,519.5     $2,870.9       $648.6        22.6%
Cost of goods sold from electronic retailing..............          867.2        774.7         92.5        11.9
Operating, selling, general and administrative expenses...        1,586.2      1,234.2        352.0        28.5
                                                                 --------     --------
Operating income before depreciation and
   amortization (1).......................................        1,066.1        862.0        204.1        23.7
Depreciation..............................................          341.7        219.7        122.0        55.5
Amortization..............................................          362.0        271.3         90.7        33.4
                                                                 --------     --------
Operating income..........................................          362.4        371.0         (8.6)       (2.3)
                                                                 --------     --------
Interest expense..........................................          422.8        403.7         19.1         4.7
Investment income.........................................         (133.1)       (63.7)        69.4          NM
Equity in net losses of affiliates........................          212.1         89.2        122.9          NM
Gain from equity offering of affiliate....................                       (40.6)       (40.6)         NM
Other.....................................................           13.4         22.6         (9.2)      (40.7)
Income tax expense........................................           45.4         33.9         11.5        33.9
Minority interest.........................................          (66.8)       (47.4)        19.4        40.9
Extraordinary items.......................................          (25.9)        (1.0)        24.9          NM
                                                                 --------     --------
Net loss..................................................        ($157.3)      ($27.7)      $129.6          NM
                                                                 ========     ========

                                                                   Three Months Ended
                                                                      September 30,         Increase / (Decrease)
                                                                    1997         1996           $            %
Revenues..................................................       $1,204.2       $974.6       $229.6        23.6%
Cost of goods sold from electronic retailing..............          297.2        262.3         34.9        13.3
Operating, selling, general and administrative expenses...          542.0        416.5        125.5        30.1
                                                                 --------       ------
Operating income before depreciation and
   amortization (1) ......................................          365.0        295.8         69.2        23.4
Depreciation..............................................          120.2         77.0         43.2        56.1
Amortization..............................................          121.1         89.7         31.4        35.0
                                                                 --------       ------
Operating income..........................................          123.7        129.1         (5.4)       (4.2)
                                                                 --------       ------
Interest expense..........................................          143.9        135.7          8.2         6.0
Investment income.........................................          (44.5)       (16.2)        28.3          NM
Equity in net losses of affiliates........................           85.9         28.9         57.0          NM
Other.....................................................            9.0         (0.3)         9.3          NM
Income tax expense........................................            8.5          9.3         (0.8)       (8.6)
Minority interest.........................................          (27.0)       (18.4)         8.6        46.7
Extraordinary items.......................................           (3.1)                      3.1          NM
                                                                 --------       ------
Net loss..................................................         ($55.2)       ($9.9)       $45.3          NM
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

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 1997


     provided by operating activities, as those terms are defined under generally accepted accounting principles, and should not be considered as an alternative to such measurements as an indicator of the Company's performance. See "Statement of Cash Flows" above for a discussion of net cash provided by operating activities.

Operating Results by Business Segment

Domestic Cable Communications

As a result of the Scripps Acquisition, the Company commenced consolidating the financial results of Scripps Cable effective November 1, 1996. The following table presents actual financial information for the nine and three months ended September 30, 1997 and pro forma financial information for the nine and three months ended September 30, 1996 as if the Scripps Acquisition occurred on January 1, 1996. Pro forma financial information is presented herein for purposes of analysis and may not reflect what actual operating results would have been had the Company owned Scripps Cable since January 1, 1996 (dollars in millions):

                                                       Nine Months Ended
                                                          September 30,                        Increase
                                                     1997              1996               $                 %
Service income...................................   $1,537.0         $1,398.3           $138.7             9.9%
Operating, selling, general and
     administrative expenses.....................      812.4            722.3             90.1            12.5
                                                    --------         --------           ------
Operating income before depreciation
     and amortization (a)........................     $724.6           $676.0            $48.6             7.2%
                                                    ========         ========           ======

                                                       Three Months Ended
                                                          September 30,                        Increase
                                                     1997              1996               $                 %
Service income...................................     $515.1           $469.2            $45.9             9.8%
Operating, selling, general and
     administrative expenses.....................      267.2            242.9             24.3            10.0
                                                    --------         --------           ------
Operating income before depreciation
     and amortization (a)........................     $247.9           $226.3            $21.6             9.5%
                                                    ========         ========           ======

---------------
(a) See footnote (1) on page 26.

Of the respective $138.7 million and $45.9 million increases in service income for the nine and three month periods from 1996 to 1997, $28.7 million and $9.1 million are attributable to subscriber growth, $94.2 million and $32.9 million relate to changes in rates and $15.8 million and $3.9 million relate to other product offerings.

Of the respective $90.1 million and $24.3 million increases in operating, selling, general and administrative expenses for the nine and three month periods from 1996 to 1997, $20.9 million and $3.8 million are attributable to increases in the costs of cable programming as a result of subscriber growth, additional channel offerings and changes in rates, $16.1 million and $5.0 million are attributable to increases in costs associated with customer service and $53.1 million and $15.5 million result from increases in the cost of labor, other volume related expenses and costs associated with new product offerings. It is anticipated that the Company's cost of cable programming will increase in the future as cable programming rates increase and additional sources of cable programming become available.

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 1997


Electronic Retailing

The following table sets forth operating results for the Company's electronic retailing segment, consisting of the operations of QVC, Inc. and its subsidiaries ("QVC"), a majority owned and controlled subsidiary of the Company (dollars in millions):

                                                       Nine Months Ended
                                                          September 30,                        Increase
                                                     1997              1996               $                 %
Net sales from electronic retailing..............   $1,438.0         $1,286.9            $151.1           11.7%
Cost of goods sold from electronic retailing.....      867.2            774.7              92.5           11.9
Operating, selling, general and administrative
     expenses....................................      339.9            303.6              36.3           12.0
                                                    --------         --------            ------
Operating income before depreciation
     and amortization (a)........................     $230.9           $208.6             $22.3           10.7%
                                                    ========         ========            ======

Gross margin.....................................       39.7%            39.8%


                                                       Three Months Ended
                                                          September 30,                        Increase
                                                     1997              1996               $                 %
Net sales from electronic retailing..............     $490.6           $431.1             $59.5           13.8%
Cost of goods sold from electronic retailing.....      297.2            262.3              34.9           13.3
Operating, selling, general and administrative
     expenses....................................      117.1             99.6              17.5           17.6
                                                    --------         --------            ------
Operating income before depreciation
     and amortization (a)........................      $76.3            $69.2              $7.1           10.3%
                                                    ========         ========            ======

Gross margin.....................................       39.4%            39.2%

---------------
(a) See footnote (1) on page 26.

The respective increases in net sales from electronic retailing of $151.1 million and $59.5 million for the nine and three month periods from 1996 to 1997 are primarily attributable to the effects of 7.2% and 7.5% increases, respectively, in the average number of homes receiving QVC services in the United States and 14.1% and 14.7% increases, respectively, in the average number of homes receiving QVC services in the United Kingdom.

The increases in cost of goods sold from electronic retailing are primarily related to the growth in net sales. The changes in gross margin from 1996 to the same periods in 1997 are a result of changes in product mix.

Of the respective increases in operating, selling, general and administrative expenses of $36.3 million and $17.5 million for the nine and three month periods from 1996 to 1997, $21.0 million and $7.4 million are primarily attributable to start-up costs incurred by QVC in Germany, which began operations in the fourth quarter of 1996. The remaining increases of $15.3 million and $10.1 million are primarily attributable to higher sales volume offset, in part, by the reduction in expenses realized upon consolidation of QVC's multichannel operations and an increase in net finance fee income from credit card operations for the nine month period from 1996 to 1997.

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 1997


Cellular Communications

The following table sets forth the operating results for the Company's cellular communications segment (dollars in millions):

                                                       Nine Months Ended
                                                          September 30,                   Increase/(Decrease)
                                                     1997              1996               $                 %
Service income...................................     $335.4           $317.1             $18.3            5.8%
Operating, selling, general and administrative
     expenses....................................      195.4            198.3              (2.9)          (1.5)
                                                    --------         --------            ------
Operating income before depreciation
     and amortization (a)........................     $140.0           $118.8             $21.2           17.8%
                                                    ========         ========            ======

                                                       Three Months Ended
                                                          September 30,                        Increase
                                                     1997              1996               $                 %
Service income...................................     $115.1           $110.0              $5.1            4.6%
Operating, selling, general and administrative
     expenses....................................       63.7             62.3               1.4            2.2
                                                    --------         --------            ------
Operating income before depreciation
     and amortization (a)........................      $51.4            $47.7              $3.7            7.8%
                                                    ========         ========            ======

---------------
(a) See footnote (1) on page 26.

Of the respective $18.3 million and $5.1 million increases in service income for the nine and three month periods from 1996 to 1997, $16.9 million and $2.3 million are attributable to the Company's subscriber growth and $11.9 million and $4.6 million are attributable to roamer growth. Offsetting these increases are decreases of $10.5 million and $1.8 million resulting primarily from a reduction in the average rate per minute of use as a result of promotional and/or free minutes.

The $2.9 million decrease in operating, selling, general and administrative expenses for the nine month period from 1996 to 1997 is primarily attributable to expense reductions achieved through implementation of fraud management programs, improved bad debt experience as a result of stronger credit procedures and a reduction in commission costs resulting from fewer gross sales in 1997 as compared to the same period in 1996. The $1.4 million increase in operating, selling, general and administrative expenses for the three month period from 1996 to 1997 is primarily attributable to an increase in the number of cellular retail stores in 1997 as compared to the same period in 1996, partially offset by expense reductions achieved through implementation of fraud management programs and improved bad debt experience as a result of stronger credit procedures.

Consolidated Analysis

The respective $122.0 million and $43.2 million increases in depreciation expense for the nine and three month periods from 1996 to 1997 are primarily attributable to the effects of the Scripps Acquisition and the effects of capital expenditures. Depreciation expense for the nine months ended September 30, 1997 includes the effects of the final purchase price allocation relating to the Scripps Acquisition.

The respective $90.7 million and $31.4 million increases in amortization expense for the nine and three month periods from 1996 to 1997 are primarily attributable to the effects of the Scripps Acquisition. Amortization expense for the nine months ended September 30, 1997 includes the effects of the final purchase price allocation relating to the Scripps Acquisition.

The respective $19.1 million and $8.2 million increases in interest expense for the nine and three month periods from 1996 to 1997 are attributable to increased levels of debt and changes in the Company's weighted average interest rate. The Company anticipates that, for the foreseeable future, interest expense will be a significant cost to the Company and

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 1997


will have a significant adverse effect on the Company's ability to realize net earnings. The Company believes it will continue to be able to meet its obligations through its ability both to generate operating income before depreciation and amortization and to obtain external financing.

The respective $69.4 million and $28.3 million increases in investment income for the nine and three month periods from 1996 to 1997 are primarily attributable to the gains recognized in 1997 on the sales of Nextel common stock and TCGI Class A stock, offset by the gains recognized in 1996 on the sales of Nextel common stock.

The respective $122.9 million and $57.0 million increases in equity in net losses of affiliates for the nine and three month periods from 1996 to 1997 are primarily due to the effects of increased losses incurred by Sprint PCS, TCGI, the UK Investees and certain of the Company's other equity investees, and the effects of the E! Acquisition (see below) and the Sports Venture Acquisition.
Based  on  Sprint  PCS'  current  operations  and  business  plan,  the  Company anticipates that its proportionate share of Sprint PCS' losses will be significant in future periods. In addition, as a result of the E! Acquisition, the Company recorded a charge representing the cumulative amount that would have been recorded had the Company accounted for its investment in E! Entertainment under the equity method since the date of initial investment (the "Cumulative Charge"). Since the Company's proportionate share of E! Entertainment's cumulative losses was in excess of the Company's historical cost basis in E! Entertainment and as the Company was under no contractual obligation to fund the losses of E! Entertainment, the Cumulative Charge was limited to the Company's historical cost basis of $12.1 million. Such amount is included in equity in net losses of affiliates in the Company's condensed consolidated statement of operations and accumulated deficit for the nine months ended September 30, 1997 as it is not significant for restatement of the Company's prior year financial statements.

Gain from equity offering of affiliate for the nine months ended September 30, 1996 represents the TCGI IPO Gain.

The respective $9.2 million decrease and $9.3 million increase in other expenses for the nine and three month periods from 1996 to 1997 are primarily attributable to the settlement of certain litigation during the nine months ended September 30, 1996 and the effects of fluctuations in the foreign currency exchange rate.

The $11.5 million increase in income tax expense for the nine month period from 1996 to 1997 is primarily a result of an increase in state income tax expense due to increases in the net income of certain of the Company's subsidiaries, increases in non-deductible foreign losses and equity in net losses of affiliates and increased goodwill amortization resulting from the Scripps Acquisition, offset by the effect of the increase in the Company's loss before income tax expense, minority interest and extraordinary items.

The $19.4 million and $8.6 million increases in minority interest for the nine and three month periods from 1996 to 1997 are primarily attributable to the effects of changes in the net income (loss) of QVC and Comcast UK Cable.

Extraordinary items, for the nine and three months ended September 30, 1997, of $25.9 million or $.08 per common share and $3.1 million or $.01 per common share consist of unamortized debt acquisition costs and debt extinguishment costs of $39.8 million and $4.7 million, respectively, net of the related tax benefit of $13.9 million and $1.6 million, respectively, incurred principally in connection with the Cable Refinancing, the Cellular Refinancing and the redemption of the 10% Debentures in the second quarter of 1997 and the optional debt repayments made in the third quarter of 1997.

For the nine and three months ended September 30, 1997 and 1996, the Company's distributions from investees and earnings before extraordinary items, income tax expense, equity in net losses of affiliates and fixed charges (interest expense) were $550.7 million, $502.6 million, $186.2 million and $166.5 million, respectively. Such earnings were adequate to cover the Company's fixed charges, including interest capitalized of $18.0 million, $23.3 million, zero and $8.6 million, of $440.8 million, $427.0 million, $143.9 million and $144.3 million for the nine and three months ended September 30, 1997 and 1996, respectively. Fixed charges include non-cash interest expense, net of interest capitalized, of $42.7 million, $48.1 million, $13.8 million and $15.9 million for the nine and three months ended September 30, 1997 and 1996, respectively.

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 1997


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

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 1997


PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

     The Company is not party to litigation which, in the opinion of the Company's management, will have a material adverse effect on the Company's financial position, results of operations or liquidity.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)       Exhibits required to be filed by Item 601 of Regulation S-K:

                    10.1* Comcast Corporation 1996 Stock Option Plan, as amended and restated, effective September 16, 1997.

                    10.2* Comcast Corporation 1996 Deferred Compensation Plan, as amended and restated, effective September 16, 1997.

                    10.3* Comcast Corporation 1990 Restricted Stock Plan, as amended and restated, effective September 16, 1997.

                    10.4* Comcast Corporation 1996 Cash Bonus Plan, as amended and restated, effective May 30, 1997.

                    10.5* Comcast Corporation 1997 Deferred Stock Option Plan, effective September 16, 1997.

                    27.1      Financial Data Schedule.

          (b)       Reports on Form 8-K:

                    (i) Comcast Corporation filed a Current Report on Form 8-K under Item 5 on July 3, 1997 relating to the completion of the $1 billion investment by Microsoft Corporation in Comcast Corporation.









----------
*    Constitutes a management contract or compensatory plan or arrangement.

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 1997

                                    SIGNATURE

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             COMCAST CORPORATION
                                             -----------------------------------






                                             /S/ LAWRENCE S. SMITH
                                             -----------------------------------

                                             Lawrence S. Smith
                                             Executive Vice President
                                             (Principal Accounting Officer)



Date: November 14, 1997