Form 10-K
period 1997-12-31
COMCAST CORP
filed 1998-03-03
CIK 22301

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                    FORM 10-K
                         ------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
     (Mark One)
     [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934
          FOR THE FISCAL YEAR ENDED

                                DECEMBER 31, 1997

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

       Registrant's telephone number, including area code: (215) 665-1700
                        --------------------------------
           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                      NONE
                        ---------------------------------
     SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
          Class A Common Stock, $1.00 par value
          Class A Special Common Stock, $1.00 par value
          1-1/8% Discount Convertible Subordinated Debentures Due 2007
                          ----------------------------
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
       Yes  __X__                                           No _____

                           --------------------------
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [ ]

                           --------------------------
As of January 30, 1998, the aggregate market value of the Class A Common Stock and Class A Special Common Stock held by non-affiliates of the Registrant was $919.7 million and $9.743 billion, respectively.

                           --------------------------
As of January 30, 1998, there were 317,530,008 shares of Class A Special Common Stock, 31,792,325 shares of Class A Common Stock and 8,786,250 shares of Class B Common Stock outstanding.

                           --------------------------
                       DOCUMENTS INCORPORATED BY REFERENCE
Part III - The Registrant's definitive Proxy Statement for its Annual Meeting of Shareholders presently scheduled to be held in June 1998.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               COMCAST CORPORATION
                          1997 FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS

                                     PART I

Item 1    Business.............................................................1
Item 2    Properties..........................................................22
Item 3    Legal Proceedings...................................................22
Item 4    Submission of Matters to a Vote of Security Holders.................22
Item 4A   Executive Officers of the Registrant................................22

                                     PART II

Item 5    Market for the Registrant's Common Equity and
              Related Stockholder Matters.....................................24
Item 6    Selected Financial Data.............................................25
Item 7    Management's Discussion and Analysis of
              Financial Condition and Results of Operations...................26
Item 8    Financial Statements and Supplementary Data.........................42
Item 9    Changes in and Disagreements with
              Accountants on Accounting and Financial Disclosure..............78

                                    PART III

Item 10   Directors and Executive Officers of the Registrant..................78
Item 11   Executive Compensation..............................................78
Item 12   Security Ownership of Certain Beneficial
              Owners and Management...........................................78
Item 13   Certain Relationships and Related Transactions......................78

                                     PART IV

Item 14   Exhibits, Financial Statement Schedules and Reports
              on Form 8-K.....................................................79
SIGNATURES....................................................................85

This Annual Report on Form 10-K for the year ended December 31, 1997, at the time of filing with the Securities and Exchange Commission, modifies and supersedes all prior documents filed pursuant to Sections 13, 14 and 15(d) of the Securities Exchange Act of 1934 for purposes of any offers or sales of any securities after the date of such filing pursuant to any Registration Statement or Prospectus filed pursuant to the Securities Act of 1933 which incorporates by reference this Annual Report.

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

                                     PART I

ITEM 1    BUSINESS

Comcast Corporation and its subsidiaries (the "Company") is principally engaged in the development, management and operation of hybrid fiber-coaxial broadband cable networks, cellular and personal communications systems and the provision of content.

The Company's consolidated domestic cable operations served approximately 4.4 million subscribers and passed more than 7.1 million homes as of December 31, 1997. The Company owns a 50% interest in Garden State Cablevision L.P. ("Garden State"), a cable communications company serving more than 208,000 subscribers and passing more than 297,000 homes in the State of New Jersey. Satellite delivered video service is provided through the Company's equity interest in and distribution arrangements with Primestar Partners, L.P. ("Primestar") (see
"Description of the Company's Businesses - Cable Communications - Direct Broadcast Satellite Operations"). In the United Kingdom ("UK"), Comcast UK Cable Partners Limited ("Comcast UK Cable"), holds ownership interests in four cable and telephony businesses that collectively have the potential to serve over 1.6 million homes (see "General Developments of Business - Sale of Comcast UK Cable").

The Company provides cellular telephone communications services pursuant to licenses granted by the Federal Communications Commission ("FCC") in markets with a population ("Pops") of more than 8.2 million, including the area in and around the City of Philadelphia, Pennsylvania, the State of Delaware and a significant portion of the State of New Jersey. Personal communications services ("PCS") are provided through the Company's investment in Sprint Spectrum Holdings Company, L.P. ("Sprint Spectrum" or "Sprint PCS").

Content is provided through the Company's majority-owned subsidiaries, QVC, Inc. ("QVC"), an electronic retailer and E! Entertainment Television, Inc. ("E! Entertainment"), and other investments, including Comcast SportsNet, The Golf Channel, The Speedvision Network ("Speedvision") and The Outdoor Life Network ("Outdoor Life"). Through QVC, the Company markets a wide variety of products and is available, on a full and part-time basis, to over 68 million homes in the United States ("US"), over 6.5 million homes in the UK and over 9.5 million homes in Germany (see "Description of the Company's Businesses - Content - Electronic Retailing - Distribution Channels").

The Company was organized in 1969 under the laws of the Commonwealth of Pennsylvania and has its principal executive offices at 1500 Market Street, Philadelphia, Pennsylvania, 19102-2148, (215) 665-1700.

                  FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

See Note 10 to the Company's consolidated financial statements in Item 8 for information about the Company's operations by industry segment.

                        GENERAL DEVELOPMENTS OF BUSINESS

The Company entered into a number of significant transactions in 1997 and subsequent to December 31, 1997. These transactions are summarized below and are more fully described in Note 3 to the Company's consolidated financial statements in Item 8.

Sale of Comcast UK Cable
On February 4, 1998, Comcast UK Cable, a consolidated subsidiary of the Company, entered into a definitive agreement to be acquired by NTL Incorporated ("NTL"), an alternative telecommunications company in the UK. Pursuant to certain conditions, the Company is expected to receive 4.8 million shares of NTL common stock in exchange for all of the shares of Comcast UK Cable held by the Company (the "NTL Transaction"). Based on the closing price of the NTL common stock on February 4, 1998 of $32.00 per share, the Company is expected to recognize a pre-tax gain of $81.4 million upon closing of the NTL Transaction. The NTL Transaction is expected to close in 1998, subject to the receipt of necessary regulatory and shareholder approvals, the consent of the bondholders of Comcast UK Cable and NTL, as well as the consent of certain NTL bank lenders.

AT&T Acquisition of TCGI
On January 8, 1998, AT&T Corporation ("AT&T") entered into a definitive merger agreement with Teleport Communications Group, Inc. ("TCGI"). Upon closing of the merger (the "AT&T Transaction"), the Company is expected to receive 24.2 million shares of AT&T common stock in exchange for all of the shares of TCGI held by the Company. Based on the closing price of the AT&T common stock on January 30, 1998 of $62.625 per share, the Company is expected to recognize a pre-tax gain of approximately $1.390 billion upon closing of the AT&T Transaction. The AT&T Transaction is expected to close in 1998, subject to receipt of necessary regulatory and shareholder approvals.

E! Entertainment
On March 31, 1997, the Company, through Comcast Entertainment Holdings LLC (the "LLC"), which is owned 50.1% by the Company and 49.9% by The Walt Disney Company ("Disney"), purchased a 58.4% interest in E! Entertainment from Time Warner, Inc. ("Time Warner") for $321.9 million (the "E! Acquisition"). In connection with the E! Acquisition, the Company contributed its 10.4% interest in E! Entertainment to the LLC. In December 1997, the LLC acquired the 10.4% interest in E! Entertainment held by Cox Communications, Inc. ("Cox") for $57.1 million. Following these transactions, the LLC owns a 79.2% interest in E! Entertainment.

Microsoft Investment
On June 30, 1997, the Company and Microsoft Corporation ("Microsoft") completed a Stock Purchase Agreement. Microsoft purchased and the Company issued 24.6 million shares of the Company's Class A Special Common Stock, par value $1.00 per share, at $20.29 per share, for $500.0 million and 500,000 shares of the Company's newly issued 5.25% Series B Mandatorily Redeemable Convertible Preferred Stock, par value $1,000 per share, for $500.0 million.

Offerings of Subsidiary Debt
In May 1997, Comcast Cable Communications, Inc. ("Comcast Cable") and Comcast Cellular Corporation (formerly Comcast Cellular Holdings, Inc.) ("Comcast Cellular"), both wholly owned subsidiaries of the Company, sold a total of $2.7 billion of nonrecourse public debt with interest rates ranging from 8 1/8% to 9 1/2% and maturity dates from 2004 to 2027. Comcast Cable and Comcast Cellular used the net proceeds from the offerings to repay existing borrowings by their subsidiaries.

                     DESCRIPTION OF THE COMPANY'S BUSINESSES

CABLE COMMUNICATIONS

Technology and Capital Improvements
Comcast Cable's broadband networks, which receive signals by means of special antennae, microwave relay systems, earth stations and fiber optic cable lines, distribute a variety of video, telecommunications and data services to consumers and businesses.

The Company is continuing to upgrade most of its cable systems, deploying fiber optic cable and upgrading the technical quality of its broadband network. The result is an increase in channel capacity and system reliability, facilitating the delivery of additional video programming and other services such as enhanced video, high-speed Internet access and telephony. The Company's cable communications systems have bandwidth capacities ranging from 300-MHz to 860-MHz, which permits carriage of 37 to 112 analog channels. As of December 31, 1997, approximately 85% of the Company's broadband network had at least a 62-channel capacity. During 1997, the Company began field testing its digital converter cable service in Southern California. Digital compression will enable the Company to increase the channel capacity of its cable communications systems to more than 100 channels, as well as to improve picture quality. The Company has entered into agreements with suppliers of digital converters for delivery commencing in 1998.

In October 1997, the Company entered into a "social contract" with the FCC (see "Legislation and Regulation"). Pursuant to this agreement, the Company has committed that by March 31, 1999, 80% of the Company's cable subscribers will be served by a system with a capacity of at least 550-MHz and at least 60% of the Company's cable subscribers will be served by a system with a capacity of at least 750-MHz. In addition, the Company has agreed to provide free cable service connections, modems and modem service to schools and to 250 public libraries in communities where the Company commercially deploys cable modem service to residential customers.

Franchises
Cable communications systems are constructed and operated under non-exclusive franchises granted by state or local governmental authorities. Franchises typically contain many conditions, such as time limitations on commencement or completion of construction; conditions of service, including number of channels, types of programming and provision of free services to schools and other public institutions; and the maintenance of insurance and indemnity bonds. Cable franchises are subject to the Cable Communications Policy Act of 1984 (the "1984 Cable Act"), the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act," and together with the 1984 Cable Act, the "Cable Acts") and the Telecommunications Act of 1996 (the "1996 Telecom Act"), as well as FCC, state and local regulations (see "Legislation and Regulation").

The Company's franchises typically provide for periodic payment of fees to franchising authorities of up to 5% of "revenues" (as defined by each franchise agreement), which fees may generally be passed on to subscribers. Franchises are generally non-transferable without the consent of the governmental authority. Many of the Company's franchises were granted for an initial term of 15 years. Although franchises historically have been renewed and, under the Cable Acts, should continue to be renewed for companies that have provided adequate service and have complied generally with franchise terms, renewals may include less favorable terms and conditions. Furthermore, the governmental authority may choose to award additional franchises to competing companies at any time. In addition, under the 1996 Telecom Act, certain providers of programming services may be exempt from local franchising requirements (see "Competition" and "Legislation and Regulation").

Revenue Sources
The Company's cable communications systems offer varying levels of service for a monthly fee. These fees may be for a grouping (i.e. "package") of channels (i.e. "product tier"), equipment rentals, modem services and for other products and services. Packages of channels may consist of television signals of all national television networks; local and distant independent, specialty and educational television stations; satellite-delivered non-broadcast channels; locally originated programs; educational programs; audio programming; electronic retailing and public service announcements. The Company also offers and may receive an additional monthly fee for one or more premium services ("Pay
Cable"),  such  as  Home  Box  Office(R),  Cinemax(R),  Showtime(R),  The  Movie
Channel(TM) and Encore(R), which generally offer, without commercial interruption, feature motion pictures, live and taped sporting events, concerts and other special features. The charge for Pay Cable services varies with the type and level of service selected by the subscriber. Monthly service and equipment rates and related charges vary in accordance with the type of service selected by the subscriber. Subscribers typically pay on a monthly basis and generally may discontinue services at any time (see "Legislation and Regulation").

In addition to recurring monthly subscription fees, the Company also generates revenues from advertising sales, pay-per- view services, installation services, commissions from electronic retailing (see "Description of the Company's Businesses - Content - Electronic Retailing") and other services. The Company derives revenues from the sale of advertising time to local, regional and national advertisers on networks such as ESPN, MTV and USA. Pay-per-view services permit a subscriber to order, for a separate fee, individual feature motion pictures and special event programs.

In December 1996, the Company began marketing At Home Corporation's ("@Home") high-speed cable modem services in areas served by certain of its cable systems. The @Home service allows residential subscribers to connect their personal computers via cable modems to a new high-speed national network developed and managed by @Home. This service enables subscribers to receive access to online information, including the Internet, at faster speeds than that of conventional or Integrated Service Digital Network ("ISDN") modems. For businesses, the Company, through @Home, provides a platform for Internet, intranet and extranet connectivity solutions and networked business applications. @Home and the Company aggregate content, sell advertising to businesses and provide services to @Home subscribers. As of December 31, 1997, the Comcast @Home service was available to be marketed to over 865,000 homes in six markets and had more than 9,700 customers (see "Description of the Company's Businesses - Content - Cable Television Programming Investments").

The Company's sales efforts are primarily directed toward increasing penetration and incremental revenues in its franchise areas. The Company sells its cable communications services through telemarketing, direct mail advertising, promotional campaigns, door-to-door selling, local media and newspaper advertising.

Programming
The Company generally pays either a monthly fee per subscriber per channel or a percentage of certain revenues for programming. Programming costs increase in the ordinary course of the Company's business as a result of increases in the number of subscribers, expansion of the number of channels provided to customers and contractual rate increases from programming suppliers. The Company seeks and secures long-term programming contracts with suppliers, some of which provide volume discount pricing structures and/or offer marketing support and incentives to the Company. The Company's programming contracts are generally for a fixed period of time and are subject to negotiated renewal. The Company anticipates that future contract renewals will result in programming costs exceeding current levels, particularly for sports programming.

Customer Service
The Company is currently consolidating the majority of its local customer service call centers into large regional operations, consistent with its focus on clustering of operations. These regional call centers have technologically advanced telephone systems that provide the capability of 24-hour per day call answering, telemarketing and other services. These centers will allow the Company to better serve its customer base, as well as to cross-market new products and services to subscribers. As of December 31, 1997, eight of these call centers were in operation, serving approximately 2.1 million subscribers. The Company intends to expand the number of call centers in operation to 10 in 1998, bringing the total number of subscribers served by a call center to approximately 2.6 million by December 31, 1998. Customer service is provided to subscribers in the remaining cable systems primarily through local system-based representatives.

Company's Systems
The table below sets forth a summary of Homes Passed, Cable Subscribers and Cable Penetration information for the Company's domestic cable communications systems as of December 31 (homes and subscribers in thousands):

                                                     1997        1996 (5)       1995       1994 (6)       1993
Homes Passed (1)(4)............................      7,138        6,975        5,570        5,491        4,211
Cable Subscribers (2)(4).......................      4,366        4,280        3,407        3,307        2,648
Cable Penetration (3)(4).......................       61.2%        61.4%        61.2%        60.2%        62.9%

---------------

(1) A home is deemed "passed" if it can be connected to the distribution system without further extension of the transmission lines.
(2) A dwelling with one or more television sets connected to a system is counted as one Cable Subscriber.
(3)  Cable Subscribers as a percentage of Homes Passed.
(4) Consists of systems whose financial results are consolidated with those of the Company. Amounts do not include information for the Company's 50% investment in Garden State or the Hattiesburg, Mississippi system managed by the Company in which the Company has less than a 50% interest. As of December 31, 1997, total Homes Passed and Cable Subscribers for such entities were 336,000 and 233,000, respectively.
(5) In November 1996, the Company acquired the cable television operations of The E.W. Scripps Company.
(6) In December 1994, the Company acquired the US cable television operations of Maclean Hunter Limited.

System  Clusters
The Company manages the majority of its systems in geographic clusters to increase operating efficiencies. Clustering permits an increased emphasis by the Company upon more uniform, efficient and cost effective delivery of customer service and support. The following table is a summary of Homes Passed, Cable Subscribers and Cable Penetration for the Company's ten largest regional cable television clusters as of December 31, 1997 (homes and subscribers in thousands):

Geographic Cluster                                       Homes           Cable                Cable
                                                        Passed        Subscribers          Penetration
New Jersey.......................................        940.0             596.6             63.5%
Florida..........................................        912.9             553.0             60.6%
Michigan.........................................        964.9             492.3             51.0%
Baltimore Area...................................        661.7             453.2             68.5%
Philadelphia Area................................        499.7             302.9             60.6%
Southern California..............................        508.6             271.9             53.5%
Tennessee........................................        426.7             262.1             61.4%
Sacramento.......................................        458.2             236.1             51.5%
Indianapolis.....................................        365.8             227.7             62.2%
Alabama..........................................        315.8             210.5             66.7%
                                                       -------           -------
                                                       6,054.3           3,606.3             59.6%
Other Systems....................................      1,083.8             759.9             70.1%
                                                       -------           -------

Total............................................      7,138.1           4,366.2             61.2%
                                                       =======           =======

Direct Broadcast Satellite ("DBS") Operations
The Company holds a 10.4% general and limited partnership interest in Primestar, which is principally engaged in the business of acquiring, originating and/or providing television programming services delivered by satellite through a network of distributors, including the Company, throughout the US. Primestar is the oldest Ku-band satellite service in the US with the second largest subscriber base of any US digital satellite television service. Primestar currently offers over 160 channels of entertainment programming for distribution via medium-power satellite to subscribers' home satellite dishes ("HSDs")of approximately 27 to 36 inches in diameter.

The Company, through a wholly owned subsidiary, distributes the Primestar DBS service (the "Primestar Service") (see "Competition") to subscribers within specified areas of 19 states in the US. The Company uses independent sales agents, national retailers (e.g. Radio Shack) and localized advertising campaigns to promote demand for the Primestar Service. As of December 31, 1997, the Company provided the Primestar Service to more than 181,000 subscribers.

Restructuring  of Primestar  Operations
On February 6, 1998, the Company entered into a Merger and Contribution Agreement (the "Merger and Contribution Agreement") with Primestar and the affiliates of each of the other partners of Primestar, including TCI Satellite Entertainment, Inc. ("TSAT"), a publicly-traded company, pursuant to which the Company's DBS operations, the Company's partnership interests in Primestar and the Primestar partnership interests and the DBS operations of the other partners of Primestar will be consolidated into a newly formed company ("New Primestar"). Under the terms of the Merger and Contribution Agreement, upon closing of the transactions, it is expected that New Primestar, through a series of transactions, will pay the Company approximately $83 million (based upon the number of the Company's subscribers to the Primestar Service as of December 31,
1997), and that the Company would own approximately 10% of New Primestar common equity, both subject to adjustment based on the number of the Company's subscribers to the Primestar Service, inventory amounts and other factors as of the closing of the transactions. Subject to receipt of regulatory approval and other conditions, after the closing of the transactions, TSAT will merge with and into New Primestar in a transaction in which TSAT's outstanding common shares will be converted into common shares of New Primestar. As of December 31, 1997 and for the year then ended, the assets and revenues of the Company's DBS operations totaled $162.8 million and $114.1 million, respectively.

In June 1997,  Primestar  entered  into an agreement  with The News  Corporation
Limited, MCI Telecommunications Corporation and American Sky Broadcasting LLC ("ASkyB"), pursuant to which Primestar (or, under certain conditions, New Primestar) will acquire certain assets relating to a high-power DBS business (the "ASkyB Transaction"). In exchange for such assets, ASkyB will receive non-voting securities of New Primestar that will be convertible into non-voting common stock of New Primestar, and, accordingly, will reduce the Company's common equity interest in New Primestar to approximately 7% on a fully diluted basis, subject to adjustment.

The Merger and Contribution Agreement and the ASkyB Transaction are not conditioned on each other and may close independently. The Merger and Contribution Agreement is expected to close in 1998, subject to receipt of TSAT shareholder approval. The ASkyB Transaction is expected to close in 1998, subject to receipt of all necessary governmental and regulatory approvals, including the approval of the FCC. There can be no assurance that such approvals will be obtained.

Competition
Cable communications systems face competition from alternative methods of receiving and distributing television signals and from other sources of news, information and entertainment such as off-air television broadcast programming, newspapers, movie theaters, live sporting events, interactive online computer services and home video products, including videotape cassette recorders. The extent to which a cable communications system is competitive depends, in part, upon the cable system's ability to provide, at a reasonable price to consumers, a greater variety of programming and other communications services than are available off-air or through other alternative delivery sources and upon superior technical performance and customer service.

The 1996 Telecom Act makes it easier for local exchange carriers ("LECs") and others to provide to subscribers a wide variety of video services competitive with services provided by cable systems. Various LECs currently are providing video services within and outside their telephone service areas through a variety of distribution methods, including both the deployment of broadband cable networks and the use of wireless transmission facilities. LECs in various states either have announced plans, obtained local franchise authorizations or are currently competing with certain of the Company's cable communications systems. An affiliate of Ameritech Corporation ("Ameritech") has obtained approximately 12 cable franchises in its telephone service areas that are currently served by the Company and competes directly with the Company to provide video and other broadband services to subscribers. LECs and other companies also provide facilities for the transmission and distribution to homes and businesses of interactive computer-based services, including the Internet, as well as data and other non-video services. Cable systems could be placed at a competitive disadvantage if the delivery of video and interactive online computer services by LECs becomes widespread since LECs are not required, under certain circumstances, to obtain local franchises to deliver such video services or to comply with the variety of obligations imposed upon cable systems under such franchises. Issues of cross-subsidization by LECs of video, data and telephony services also pose strategic disadvantages for cable operators seeking to compete with LECs which provide such services. The Company cannot predict the likelihood of success of such video or broadband service ventures by LECs or the impact on the Company of such competitive ventures (see "Legislation and Regulation").

Cable communications systems operate pursuant to franchises granted on a non-exclusive basis. The 1992 Cable Act prohibits franchising authorities from unreasonably denying requests for additional franchises and permits franchising authorities to operate cable systems. Well-financed businesses from outside the cable industry (such as public utilities that own certain of the poles to which cable is attached) may become competitors for franchises or providers of competing services (see "Legislation and Regulation").

Congress has enacted legislation and the FCC has adopted regulatory policies providing a more favorable operating environment for new and existing technologies that provide, or have the potential to provide, substantial competition to cable systems. These technologies include, among others, DBS service whereby signals are transmitted by satellite to receiving facilities located on customer premises. Programming is currently available to individual households, condominiums, apartment and office complexes through conventional, medium and high-power satellites. DBS providers can offer more than 100 channels to their subscribers. Several major companies are offering or are currently developing nationwide high-power DBS services, including DirecTV, EchoStar Communications Corporation and ASkyB. Additionally, Primestar offers video programming from a medium-power DBS satellite system (see "DBS Operations"). DBS systems use video compression technology to increase the channel capacity of their systems to provide movies, broadcast stations and other program services comparable to those of cable systems. Digital satellite service ("DSS") offered by DBS systems currently has certain advantages over cable systems with respect to programming capacity and digital quality, as well as certain current disadvantages that include high up-front customer equipment and installation costs and a lack of local programming and service. The FCC and Congress are presently considering proposals to enhance the ability of DBS providers to gain access to additional programming and to authorize DBS carriers to transmit local signals to local markets.

The availability of reasonably-priced HSDs also enables individual households to receive many of the satellite-delivered program services formerly available only to cable subscribers. Furthermore, the 1992 Cable Act contains provisions, which the FCC has implemented with regulations, to enhance the ability of cable competitors to purchase and make available to HSD owners certain satellite-delivered cable programming at competitive costs. The 1996 Telecom Act and FCC regulations implementing that law preempt certain local restrictions on the use of HSDs and roof-top antennae to receive satellite programming and over-the-air broadcasting services (see "Legislation and Regulation").

Cable operators face additional competition from private satellite master antenna television ("SMATV") systems that serve condominiums, apartment and office complexes and private residential developments. The 1996 Telecom Act broadens the definition of SMATV systems not subject to regulation as a franchised cable communications service. SMATV systems offer both improved reception of local television stations and many of the same satellite-delivered programming services offered by franchised cable communications systems. SMATV operators often enter into exclusive agreements with building owners or homeowners' associations, although some states have enacted laws to provide franchised cable systems access to such private complexes. The 1984 Cable Act also gives a franchised cable operator the right to use existing compatible easements within its franchise area under certain circumstances. These laws have been challenged in the courts with varying results. In addition, some companies are developing and/or offering packages of telephony, data and video services to private residential and commercial developments. The ability of the Company to compete for subscribers in residential and commercial developments served by SMATV operators is uncertain. The Company is developing competitive packages of services (video, data and telephony) to offer to such developments.

Cable communications systems also compete with wireless program distribution services such as multichannel, multipoint distribution services ("MMDS") which use low-power microwave frequencies to transmit video programming over-the-air to subscribers. There are MMDS operators which are authorized to provide or are providing broadcast and satellite programming to subscribers in areas served by the Company's cable systems. Additionally, the FCC adopted regulations allocating frequencies in the 28-GHz band for a new multichannel wireless video service called Local Multipoint Distribution Service ("LMDS") that is similar to MMDS. The FCC initiated spectrum auctions for LMDS licenses in February 1998. The Company is unable to predict whether wireless video services will have a material impact on its operations.

Competition in the online services area is significant. Recently, a number of large corporations in the telecommunications and technology industries, including the Regional Bell Operating Companies ("RBOCs"), GTE Corporation, Microsoft, Compaq Computer Corporation and Intel Corporation, announced the formation of a working group to accelerate the deployment of Asymmetric Digital Subscriber Line ("ADSL") technology. It is anticipated that ADSL technology will allow Internet access at peak data transmission speeds equal to or greater than that of modems over conventional telephone lines. Bell Atlantic Corporation
("Bell Atlantic") recently requested the FCC to fully deregulate packet-switched networks to allow it to provide high-speed broadband services, including online services, without regard to present Local Access Transport Area ("LATA") boundaries and other regulatory restrictions. Competitors in the online services area include existing Internet service providers, LECs, long distance carriers and others, many of whom have more substantial resources than the Company. The Company cannot predict the likelihood of success of the online services offered by the Company's competitors or the impact on the Company of such competitive ventures.

Other new technologies may become competitive with services that cable communications systems can offer. The FCC has authorized television broadcast stations to transmit textual and graphic information useful both to consumers and businesses. The FCC also permits commercial and non-commercial FM stations to use their subcarrier frequencies to provide non-broadcast services including data transmissions. The FCC established an over-the-air Interactive Video and
Data Service that will permit two-way interaction with commercial and educational programming along with informational and data services. PCS license holders, including cable operators, are able to provide competitive voice and data services (see "Cellular Telephone Communications - Competition").

Advances in communications technology as well as changes in the marketplace and the regulatory and legislative environment are constantly occurring. Thus, it is not possible to predict the effect that ongoing or future developments might have on the cable communications industry or on the operations of the Company.

CELLULAR TELEPHONE COMMUNICATIONS

Company's Systems
The Company is engaged in the development, management and operation of cellular telephone communications systems in various service areas pursuant to licenses granted by the FCC. As of December 31, 1997, the Company's consolidated systems covered a total population of over 8.2 million and served more than 783,000 customers, representing a penetration rate of 9.5%.

Revenue Sources
The Company provides services to its cellular telephone subscribers similar to those provided by conventional landline telephone systems, including custom calling features such as call forwarding, call waiting, conference calling, directory assistance and voice mail. The Company is responsible for the quality, pricing and packaging of cellular telephone service for each of the systems it owns or controls. The Company charges its customers for service activation, monthly access, per-minute airtime and custom calling features, and generally offers a variety of pricing options, most of which combine a fixed monthly access fee and per-minute charges. The Company pays the local telephone service company directly for interconnection of cellular networks with the wireline telephone network.

The Company offers products and services to increase the value to the customer of the basic telephony service and to increase airtime revenues. Such products include paging services, enhanced directory assistance and concierge services, voice activated dialing, enhanced voice mail and prepaid calling. The deployment of digital technology (see "Technology and Capital Improvements") has allowed the Company to offer additional services such as caller identification, short messaging, message waiting indicators and enhanced call privacy through encryption. In addition, the Company offers data transmission over its existing cellular network, which allows the rapid transfer of data to and from personal computers, personal digital assistants and other devices.

The Company currently markets its services under the Comcast MetrophoneSM brand name in the Philadelphia, PA metropolitan statistical area ("MSA") and under the Comcast CELLULARONE(R) brand name in its other markets in New Jersey and Delaware. The Company markets its products and services through multiple distribution channels throughout its contiguous markets. These channels include direct channels, such as its direct sales force, retail stores and telemarketing, and indirect channels, such as national and local retailers and automotive dealers. The Company's long-term emphasis is on the development of its direct distribution channels, particularly its own retail outlets and telemarketing, as a means to reduce the cost to acquire subscribers and improve the quality of new subscribers. The Company operates 54 retail outlets in its markets and anticipates building additional retail outlets, as well as upgrading its existing retail outlets in the future.

The Company sells cellular telephone equipment to its customers in order to encourage use of its services. The Company's practice, as is typical in the industry, is to sell telephones at or below cost in response to competitive pressures.

Technology and Capital Improvements
Each of the Company's service areas is divided into segments referred to as "cells" equipped with a receiver, signaling equipment and a low-power transmitter. The use of low-power transmitters and the placement of cells close to one another permits re-use of frequencies, thus substantially increasing the volume of calls capable of being handled simultaneously over the number handled by prior generation systems. Each cell has a coverage area generally ranging from one to more than 300 square miles. A cellular telephone system includes one or more computerized central switching facilities known as mobile switching centers ("MSC") which control the automatic transfer of calls, coordinate calls to and from cellular telephones and connect calls to the LEC or to an interexchange carrier. An MSC also records information on system usage and subscriber statistics.

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

As required by the FCC, all cellular telephones are designed so that a cellular telephone may be used wherever cellular service is available within the US. Each cellular telephone system in the US uses one of two groups of channels, termed "Block A" and "Block B," which the FCC has allotted for cellular service. Minor adjustments to cellular telephones may be required to enable the subscriber to change from a cellular system on one frequency block to a cellular system on the other frequency block.

While most MSCs process information digitally, most radio transmission of cellular telephone calls historically has been done on an analog basis. Digital transmission of cellular telephone calls offers advantages, including larger system capacity and the potential for lower incremental costs for additional subscribers. The FCC allows carriers to provide digital service and requires cellular carriers to provide analog service.

The Company's significant investment in switching and cell site equipment manufactured by Lucent Technologies, Inc. enabled it to deploy Time Division Multiple Access ("TDMA") digital cellular technology throughout its Pennsylvania/New Jersey and Delaware network. This technology was implemented at the beginning of the fourth quarter of 1997. The deployment of this technology permits the Company's subscribers and roamers to use both analog and TDMA services throughout the Company's coverage area. The Company believes that it will have sufficient capacity to accommodate both continued subscriber growth and growth in subscriber minutes for the foreseeable future.

Roaming and Interconnection
Reciprocal agreements among cellular telephone system operators allow their respective subscribers ("roamers") to place and receive calls in most service areas throughout the country. Roamers are charged rates which are generally at a premium to the regular service rate. The Company also offers various service plans which allow customers who roam out of the Company's service area to pay the same rates charged for local service in the Company's service area, rather than passing through higher roaming rates customarily charged by many cellular carriers. This billing practice provides the customer, in effect, with a broader local service area but results in increased costs for the Company. The Company has been reducing these costs through the continued negotiation of more favorable roaming agreements with cellular service providers in relevant markets.

In recent years, cellular carriers have experienced increased fraud associated with roamer service, including Electronic Serial Number ("ESN") cloning. The Company and other carriers have implemented a number of features which have decreased the incidents of fraudulent use of their systems. Among these are Personal Identification Numbers ("PINs"), which are required to be used by a majority of the Company's customers, and the Company's Security Zone feature which restricts customer usage outside of the Company's service areas. In addition, the Company has implemented authentication and radiofrequency ("RF") fingerprinting technologies which associate ESN/mobile number combinations with particular cellular telephone units. While the use of digital radio technology is expected to make it more difficult to commit cellular fraud, fraudulent use of the Company's systems remains a significant concern.

Customer Service
In 1997 and 1996, the Company consolidated its New Jersey and Delaware operations, respectively, including customer care operations, into the operations of the Philadelphia market. The Company's sales and marketing presence (including through the Company's direct sales group and retail stores) and customer and dealer support will be maintained throughout the systems. In addition to overall reductions in operating costs and increases in operational efficiencies, such consolidation permits an increased emphasis by the Company upon more uniform, efficient and cost effective delivery of customer service and support.

The Company utilizes the MacroCell(R) billing and customer care platform developed and licensed by Cincinnati Bell Information Systems, Inc. ("CBIS"). Customer service representatives are able to access current billing information in order to respond to customer inquiries. To supplement the Company's customer service operations, Company telemarketers contact customers periodically to determine their satisfaction with the Company's service and to identify problems that can lead to subscriber cancellations.

Licensing
The FCC generally grants two licenses to operate cellular telephone systems in each market. The other cellular licensee in the Company's principal markets is Bell Atlantic Mobile Systems, Inc. ("BAMS"). In addition to BAMS, the Company competes for wireless customers with affiliates of AT&T, the Sprint Corporation ("Sprint"), Omnipoint

Communications, Inc. ("Omnipoint") (which operate PCS networks) and Nextel Communications, Inc. ("Nextel") (which operates Specialized Mobile Radio ("SMR") networks).

Competition
In recent years, new mobile telecommunications service providers have entered the market and have created additional competition in the cellular/PCS telecommunications industry. Many of such providers have access to substantial capital resources and operate, or through affiliates operate, cellular telephone systems, bringing significant wireless experience to the new marketplace. Accordingly, while there are only two cellular providers licensed in a given area, new competitors continue to emerge utilizing different frequencies and new technologies. Competition between wireless operators in each market is principally on the basis of services and enhancements offered, technical quality of the system, quality and responsiveness of customer service, price and coverage area.

The most prominent new providers are the PCS operators. PCS is used to describe a variety of digital, wireless communications systems which are currently best suited for use in densely populated areas. Broadband PCS service is a direct competitor to cellular service. In the Company's Philadelphia market, AT&T Wireless Services, Inc., Omnipoint and PhillieCo, L.P., an affiliate of Sprint PCS, have authorizations for broadband PCS systems. The FCC recently modified the rules applicable to "C Block" broadband PCS licenses held by small businesses, minorities and women (known as "designated entities") to reduce the government debt now owed by these entities. "Designated entities," such as Omnipoint in the Philadelphia market, compete with the Company.

Cellular telephone systems, including the Company's systems, also face actual or potential competition from other current and developing technologies. In addition to SMR systems, one-way paging or beeper services that feature voice message, data services and tones are also available in the Company's markets. These services may provide adequate capacity and sufficient mobile capabilities for some potential cellular subscribers, thus providing additional competition to the Company's systems. Nextel uses its available SMR spectrum in markets where the Company provides wireless service.

The FCC requires cellular licensees to provide service to resellers who purchase cellular service from licensees, usually in the form of blocks of numbers, then resell the service to the public. Thus, a reseller may be both a customer and a competitor of a licensed cellular operator. The FCC currently is seeking comment on whether resellers should be permitted to install separate switching facilities in cellular systems, although it has tentatively concluded not to require such interconnections. The FCC is also considering whether resellers should receive direct assignments of telephone numbers from LECs.

It is likely that the FCC will offer additional spectrum for wireless mobile licenses in the future. Applicants also have received and others are seeking FCC authorization to construct and operate global satellite networks to provide domestic and international mobile communications services from geostationary and low earth orbit satellites. In addition, the Omnibus Budget Reconciliation Act of 1993 (the "1993 Budget Act") provided, among other things, for the release of 200-MHz of Federal government spectrum for commercial use over a fifteen year period. Also, the World Trade Organization ("WTO") agreement with respect to telecommunications, which became effective on February 5, 1998, is intended to increase competition and reduce barriers to entry by telecommunications firms in foreign and domestic markets, and may lead to greater foreign investment and participation in the US cellular/PCS telecommunications industry. These developments and further technological advances and regulatory changes may make available other alternatives to cellular service, thereby creating additional sources of competition.

OTHER SERVICES

The Company currently holds twelve 10-MHz PCS licenses and seventeen Wireless Communication Service ("WCS") licenses. The PCS licenses cover the Philadelphia and Allentown, PA markets, while the WCS licenses cover the majority of the US. In addition, the Company, through a majority owned and consolidated subsidiary, provides directory assistance and other information services to users of wireless telephones in a number of domestic markets. Further, during 1997 the Company acquired a reseller of long distance services and is currently offering such services to businesses in the Philadelphia market and plans to offer such services nationwide to consumers.

SPRINT PCS

The Company holds a 15% interest in Sprint PCS. Sprint PCS, a limited partnership owned by the Company, Tele-Communications, Inc. ("TCI"), Cox and Sprint, has obtained licenses to offer a full range of cellular/PCS telecommunications services to areas in the US with an aggregate population of approximately 250 million and is in the process of building a seamless integrated digital nationwide wireless communications network. As of December 31, 1997, Sprint PCS had launched its service in over 130 metropolitan markets. The proposed budget for 1998 for Sprint PCS has not yet been approved by the partnership board, which has resulted in the occurrence of a "Deadlock Event" as of January 1, 1998 under the partnership agreement. If the 1998 proposed budget is not approved through resolution procedures set forth in the partnership agreement, certain specified buy/sell procedures may be triggered, which may result in a restructuring of the partners' interests, the sale of the Company's interest, or, in limited circumstances, the sale of Sprint PCS.

CONTENT

Content consists primarily of the Company's 57% ownership interest in QVC, which is consolidated with and managed by the Company. In addition, the Company owns a controlling interest in E! Entertainment (see "General Developments of Business
- E! Entertainment") and maintains strategic investments in other programming ventures, including Comcast SportsNet, The Golf Channel, Speedvision and Outdoor Life.

ELECTRONIC RETAILING

The Company provides electronic retailing services through QVC, a domestic and international general merchandise retailer. Through its merchandise-focused television programs, QVC sells a wide variety of products directly to consumers. The products are described and demonstrated by program hosts and orders are placed directly with QVC by its viewers. QVC television programming is produced at its facilities and is distributed via satellite to affiliated cable system operators and other multichannel video programming providers (the "Program Carriers") who have entered into carriage agreements (the "Affiliation Agreements") with QVC and who retransmit QVC programming to their subscribers.

Revenue Sources
QVC sells a variety of consumer products and accessories including jewelry, housewares, electronics, apparel and accessories, collectibles, toys and cosmetics. QVC purchases products from domestic and foreign manufacturers and wholesalers, often on favorable terms based on the volume of the transactions. QVC intends to continue introducing new products and product lines. QVC is not dependent upon any one particular supplier for any significant portion of its inventory.

Viewers place orders to purchase merchandise by calling a toll-free telephone number. QVC uses automatic call distributing equipment to distribute calls to its operators. The majority of all payments for purchases are made with a major credit card or QVC's private label credit card. QVC's private label credit card program is serviced by an unrelated third party. QVC's policy is to ship merchandise promptly from its distribution centers, typically within 24 hours after receipt of an order. QVC offers a return policy which permits customers to return, within 30 days, any merchandise purchased from QVC for a full refund of the purchase price and original shipping charges.

Distribution Channels
In the US, QVC is transmitted live 24 hours a day, 7 days a week, to approximately 57 million cable television homes and on a part-time basis to approximately 1.6 million additional cable television homes. In addition, transmission can be received by approximately 9.7 million HSD users. The QVC program schedule consists of one-hour and multi-hour program segments. Each program segment has a theme devoted to a particular category of product or lifestyle. From time to time, QVC features special program segments devoted to merchandise associated with a particular celebrity, event, geographical region or seasonal interest.

In December 1996, QVC launched an electronic retailing programming service in Germany. The service currently is available to over 9.5 million cable television and HSD-served homes in Germany. However, the Company estimates that only 3.0 million cable television homes have programmed their television sets to receive this service.

In December 1995, QVC launched its interactive shopping service ("iQVC") which is available through the Internet. The iQVC service offers a diverse array of merchandise, available on-line, 24 hours a day, 7 days a week.

In October 1993, QVC launched an electronic retailing program service in the UK ("QVC--The Shopping Channel") through a joint venture agreement with British Sky Broadcasting Limited. This service currently reaches over 6.5 million cable television and HSD-served homes in the UK and Ireland.

QVC Transmission
The QVC domestic signal is transmitted via two exclusive, protected, non-preemptible transponders on communications satellites. Each communications satellite has a number of separate transponders. "Protected" status means that, in the event of transponder failure, QVC's signal will be transferred to a spare transponder or, if none is available, to a preemptible transponder located on the same satellite or, in certain cases, to a transponder on another satellite owned by the same lessor if one is available at the time of the failure. "Non-preemptible" status means that the transponder cannot be preempted in favor of a user of a "protected" transponder that has failed. QVC has never had an interruption in programming due to transponder failure and believes that because it has the exclusive use of two protected, non- preemptible transponders, such interruption is unlikely to occur. There can be no assurance, however, that there will not be an interruption or termination of satellite transmission due to transponder failure. Such interruption or termination could have a material adverse effect on QVC. QVC subleases transponders for the transmission of its signals to the UK and Germany.

Program Carriers
QVC has entered into Affiliation Agreements with Program Carriers in the US to carry its programming. Generally, there are no additional charges to the subscribers for distribution of QVC. In return for carrying QVC, each Program Carrier receives an allocated portion, based upon market share, of five percent of the net sales of merchandise sold to customers located in the Program
Carrier's service area. The terms of most Affiliation Agreements are automatically renewable for one-year terms unless terminated by either party on at least 90 days notice prior to the end of the term. Affiliation Agreements covering most of QVC's cable television homes can be terminated in the sixth year of their respective terms by the Program Carrier unless the Program Carrier earns a specified minimum level of sales commissions. QVC's sales are currently at levels that meet such minimum requirements. The Affiliation Agreements provide for the Program Carrier to broadcast commercials regarding QVC on other channels and to distribute QVC's advertising material to subscribers. As of
December 31, 1997, approximately 31.1% of the total homes reached by QVC were attributable to QVC's Affiliation Agreements with the Company and TCI, the indirect owner of the minority interest in QVC, and their respective subsidiaries.

Renewal of these Affiliation Agreements on favorable terms is dependent upon QVC's ability to negotiate successfully with Program Carriers. QVC competes for cable channels with competitive programming, as well as with alternative programming supplied by a variety of other well-established sources, including news, public affairs, entertainment and sports programmers. QVC's business is highly dependent on its affiliation with Program Carriers for the transmission of QVC programming. The loss of a significant number of cable television homes because of termination or non-renewal of Affiliation Agreements would have a material adverse effect on QVC. To induce Program Carriers to enter into or extend Affiliation Agreements or to increase the number of cable television homes under existing Affiliation Agreements, QVC has developed other incentive programs, including various forms of marketing, launch and equipment purchase support. QVC will continue to recruit additional Program Carriers and seek to enlarge its audience.

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

CABLE TELEVISION PROGRAMMING INVESTMENTS

The Company has made investments in cable television networks and other programming related enterprises as a means of generating additional interest among consumers in cable television. The Company's programming investments as of December 31, 1997 include:

                                                                                                     Ownership
Investment                                  Description                                             Percentage
@Home                               Internet Services over Cable Television                           12.3%
CN8-The Comcast Network             Regional and Local Programming                                   100.0%
Comcast SportsNet                   Regional Sports Programming and Events                            46.4% (A)
E! Entertainment                    Entertainment-related News and Original Programming               39.7% (B)
The Golf Channel                    Golf-related Programming                                          14.4%
Outdoor Life Network                Outdoor Activities                                                24.7%
Speedvision Network                 Automotive, Marine and Aviation                                   20.2%
Sunshine Network                    Regional Sports, Public Affairs and General
                                    Entertainment                                                     16.1%
Viewer's Choice                     Pay-per-view Programming                                          10.0%

------------
(A) Represents the Company's 66.3% ownership of Comcast Spectacor, L.P., which holds a 70.0% ownership interest in Comcast SportsNet.
(B) Represents the Company's 50.1% ownership of Comcast Entertainment Holdings LLC, which holds a 79.2% ownership interest in E! Entertainment.

@Home
In 1996, the Company, along with TCI, Cox and Kleiner Perkins Caufield & Byers, invested in @ Home, a provider of Internet services via the cable modem over the cable television infrastructure to consumers and businesses.

CN8-The Comcast Network
CN8-The Comcast Network, the Company's local and regional programming service, was created in late 1996 and presently serves more than 1.5 million of the Company's cable subscribers in Pennsylvania, New Jersey and Maryland. CN8 provides original programming, including local and regional news and public affairs, regional sports, health and cooking and family-oriented programming.

Comcast SportsNet
In July 1996, the Company acquired a 66.3% interest in Comcast Spectacor, L.P. ("Comcast-Spectacor"), a partnership that owns the Philadelphia Flyers NHL hockey team (the "Flyers"), the Philadelphia 76ers NBA basketball team (the "Sixers"), and their arenas. Comcast-Spectacor and the owner of the Philadelphia Phillies major league baseball team (the "Phillies") have formed a partnership, Philadelphia Sports Media, L.P. d/b/a Comcast SportsNet ("CSN"), which in October 1997 launched a 24-hour regional sports programming network ("Comcast SportsNet") in the Philadelphia television market. Comcast SportsNet telecasts Flyers, Sixers and Phillies games and other sports-related programming to approximately 2.5 million viewers in the Philadelphia region. CSN has entered into Affiliation Agreements to permit carriage of Comcast SportsNet with multichannel video programming distributors in the Philadelphia television market. Comcast SportsNet is delivered to affiliates by microwave, a terrestrial means of delivery. The Company and Comcast- Spectacor are currently parties to a proceeding at the FCC filed by a DBS provider seeking access to Comcast SportsNet programming.

E! Entertainment
E! Entertainment is an entertainment-related news and information service with distribution to approximately 46 million customers as of December 31, 1997. E! Entertainment seeks to attract viewers based on international interest in Hollywood and entertainment industry news, information and features. The Company obtained a controlling interest in E! Entertainment in March 1997 (see "General Developments of Business - E! Entertainment").

The Golf Channel
The Golf Channel is a 24-hour network devoted exclusively to golf programming. The programming schedule includes live golf coverage, golf instruction programs and golf news. In addition to the Company, the other partners in The Golf Channel include an affiliate of Fox, Inc., Times Mirror Corporation and other private investors. In January and February

1998, the Company entered into agreements to acquire an additional 28.9% interest in The Golf Channel for $76.2 million. These transactions are expected to close in the first quarter of 1998. After completion of these transactions, the Company's ownership interest in The Golf Channel will be 43.3%.

The Outdoor Life Network and The Speedvision Network
Outdoor Life, which was launched in July 1995, presents programming consisting primarily of outdoor life themes. Speedvision, which was launched in January 1996, presents a variety of programming of interest to automobile, boat and airplane enthusiasts including news, historical and other information and event coverage. The other partners in Outdoor Life and Speedvision include Cox and MediaOne Group ("MediaOne").

The Sunshine Network
The Sunshine Network is a regional sports and public affairs network, providing programming emphasizing Florida's local teams and events to more than 4.3 million homes in Florida. Programming rights on the network include eight professional teams, including the Orlando Magic and Miami Heat NBA basketball teams and the Tampa Bay Lightning NHL hockey team.

Viewer's Choice
Viewer's Choice, which is the brand-name operated by PPVN Holding Co. ("PPVN"), is a cable operator-controlled buying cooperative for pay-per-view programming. Viewer's Choice serves 925 affiliated systems with approximately 18 million addressable households. The other owners of PPVN include Time Warner, Cox, Disney, MediaOne and TCI.

                           LEGISLATION AND REGULATION

CABLE COMMUNICATIONS

The Cable Acts and the 1996 Telecom Act amended the Communications Act of 1934 (as amended, the "Communications Act") and established a national policy to guide the development and regulation of cable systems. The 1996 Telecom Act is the most comprehensive reform of the nation's telecommunications laws since the Communications Act. Although the long-term goal of the 1996 Telecom Act is to promote competition and decrease regulation of various communications industries, in the short-term the law delegates to the FCC (and in some cases to the states) broad new rulemaking authority. Principal responsibility for implementing the policies of the Cable Acts and the 1996 Telecom Act is allocated between the FCC and state or local franchising authorities. The FCC and state regulatory agencies are required to conduct numerous rulemaking and regulatory proceedings to implement the 1996 Telecom Act, and such proceedings may materially affect the cable communications industry. The following is a summary of federal laws and regulations materially affecting the growth and operation of the cable communications industry and a description of certain state and local laws.

Rate Regulation
The 1992 Cable Act authorized rate regulation for cable communications services and equipment in communities that are not subject to "effective competition," as defined by federal law. Most cable communications systems are now subject to rate regulation for basic cable service and equipment by local officials under the oversight of the FCC, which has prescribed detailed criteria for such rate regulation. The 1992 Cable Act also requires the FCC to resolve complaints about rates for cable programming service tiers ("CPSTs") (other than programming offered on a per channel or per program basis, which programming is not subject to rate regulation) and to reduce any such rates found to be unreasonable. The 1996 Telecom Act eliminates the right of individuals to file CPST rate complaints with the FCC and requires the FCC to issue a final order within 90 days after receipt of CPST rate complaints filed by any franchising authority. The 1992 Cable Act limits the ability of cable television systems to raise rates for basic and certain cable programming services (collectively, the "Regulated Services").

FCC regulations govern rates that may be charged to subscribers for Regulated Services. The FCC uses a benchmark methodology as the principal method of regulating rates for Regulated Services. Cable operators are also permitted to justify rates using a cost-of-service methodology, which contains a rebuttable presumption of an industry-wide 11.25% after tax rate of return on an operator's allowable rate base. Franchising authorities are empowered to regulate the rates charged for monthly basic service, for additional outlets and for the installation, lease and sale of equipment used by subscribers to receive the basic cable service tier, such as converter boxes and remote control units. The FCC's rules require franchising authorities to regulate these rates on the basis of actual cost plus a reasonable profit, as defined by the FCC. Cable operators required to reduce rates may also be required to refund overcharges with interest. In July 1994, the Company reduced rates for Regulated Services in the majority of its cable systems to comply with the FCC's regulations. The FCC has also adopted comprehensive and restrictive regulations allowing operators to modify their regulated rates on a quarterly or annual basis using various methodologies that account for changes in the number of regulated channels, inflation and increases in certain external costs, such as franchise and other governmental fees, copyright and retransmission consent fees, taxes, programming fees and franchise-related obligations. The Company cannot predict whether the FCC will modify these "going forward" regulations in the future.

The 1996 Telecom Act provides for rate deregulation of CPSTs by March 1999, although legislation has been proposed to extend the regulatory period. Deregulation will occur sooner for systems in markets where comparable video programming services, other than DBS, are offered by local telephone companies, or their affiliates, or by third parties using the local telephone company's facilities, or where "effective competition" is established under the 1992 Cable Act. The 1996 Telecom Act also modifies the uniform rate provision of the 1992 Cable Act by prohibiting regulation of nonpredatory bulk discount rates offered to subscribers in commercial and residential developments and permits regulated equipment rates to be computed by aggregating costs of broad categories of equipment at the franchise, system, regional or company level.

In December 1995, the FCC adopted an order approving a negotiated settlement of rate complaints pending against the Company for CPSTs which provided $6.6 million in refunds, plus interest, given in the form of bill credits during 1996, to 1.3 million of the Company's cable subscribers. The FCC and the Company recently negotiated a "social contract" in which the Company has committed to complete certain system upgrades and improvements by March 1999 in return for which it may move a limited number of currently regulated programming services in certain cable systems to a single migrated product tier on each system that may become an unregulated new product tier after December 1997 (see "Description of the Company's Businesses - Cable Communications - Technology and Capital Improvements"). The Company is also currently in negotiations to settle pending proceedings involving the Company's basic service rates in certain of its systems. While the Company cannot predict the outcome of this action, the Company believes that the ultimate resolution of this proceeding will not have a material adverse impact on the Company's financial position, results of operations or liquidity.

"Anti-Buy Through" Provisions
The 1992 Cable Act requires cable systems to permit subscribers to purchase video programming offered by the operator on a per channel or a per program basis without the necessity of subscribing to any tier of service, other than the basic cable service tier, unless the system's lack of addressable converter boxes or other technological limitations does not permit it to do so. The statutory exemption for cable systems that do not have the technological capability to offer programming in the manner required by the statute is available until a system obtains such capability, but not later than December 2002. The FCC may waive such time periods, if deemed necessary. Many of the Company's systems do not have the technological capability to offer programming in the manner required by the statute and thus currently are exempt from complying with the requirement.

Must Carry/Retransmission Consent
The 1992 Cable Act contains broadcast signal carriage requirements that allow local commercial television broadcast stations to elect once every three years to require a cable system to carry the station, subject to certain exceptions, or to negotiate for "retransmission consent" to carry the station. A cable system generally is required to devote up to one-third of its activated channel capacity for the carriage of local commercial television stations whether pursuant to the mandatory carriage or retransmission consent requirements of the 1992 Cable Act. Local non-commercial television stations are also given mandatory carriage rights; however, such stations are not given the option to negotiate retransmission consent for the carriage of their signals by cable systems. Additionally, cable systems are required to obtain retransmission consent for all "distant" commercial television stations (except for commercial satellite-delivered independent "superstations" such as WGN), commercial radio stations and certain low-power television stations carried by such systems. In March 1997, the US Supreme Court upheld the constitutional validity of the 1992 Cable Act's mandatory signal carriage requirements. The FCC will conduct a rulemaking in the future to consider the requirements, if any, for mandatory carriage of digital television signals. The Company cannot predict the ultimate outcome of such a rulemaking or the impact of new carriage requirements on the Company or its business.

Designated Channels
The Communications Act permits franchising authorities to require cable operators to set aside certain channels for public, educational and governmental access programming. The 1984 Cable Act also requires a cable system with 36 or more channels to designate a portion of its channel capacity for commercial leased access by third parties to provide programming that may compete with services offered by the cable operator. The FCC has adopted rules regulating:
(i) the maximum reasonable rate a cable operator may charge for commercial use of the designated channel capacity; (ii) the terms and conditions for commercial use of such channels; and (iii) the procedures for the expedited resolution of disputes concerning rates or commercial use of the designated channel capacity.

Franchise Procedures
The 1984 Cable Act affirms the right of franchising authorities (state or local, depending on the practice in individual states) to award one or more franchises within their jurisdictions and prohibits non-grandfathered cable systems from operating without a franchise in such jurisdictions. The 1992 Cable Act encourages competition with existing cable systems by (i) allowing municipalities to operate their own cable systems without franchises; (ii) preventing franchising authorities from granting exclusive franchises or from unreasonably refusing to award additional franchises covering an existing cable system's service area; and (iii) prohibiting (with limited exceptions) the common ownership of cable systems and co-located MMDS or SMATV systems. The FCC has relaxed its restrictions on ownership of SMATV systems to permit a cable operator to acquire SMATV systems in the operator's existing franchise area so long as the programming services provided through the SMATV system are offered according to the terms and conditions of the cable operator's local franchise agreement. The 1996 Telecom Act provides that the cable/SMATV and cable/MMDS cross-ownership rules do not apply in any franchise area where the operator faces "effective competition" as defined by federal law.

The Cable Acts also provide that in granting or renewing franchises, local authorities may establish requirements for cable-related facilities and equipment, but not for video programming or information services other than in broad categories. The Cable Acts limit the payment of franchise fees to 5% of revenues derived from cable operations and permit the cable operator to obtain modification of franchise requirements by the franchise authority or judicial action if warranted by changed circumstances. The Company's franchises typically provide for periodic payment of fees to franchising authorities of up to 5% of "revenues" (as defined by each franchise agreement), which fees may be passed on to subscribers. Recently, a federal appellate court held that a cable operator's gross revenue includes all revenue received from subscribers, without deduction, and overturned an FCC order which had held that a cable operator's gross revenue does not include money collected from subscribers that is allocated to pay local franchise fees. The Company cannot predict the ultimate resolution of these matters. The 1996 Telecom Act generally prohibits franchising authorities from
(i)  imposing  requirements  in the  cable  franchising  process  that  require, prohibit or restrict the provision of telecommunications services by an operator, (ii) imposing franchise fees on revenues derived by the operator from providing telecommunications services over its cable system, or (iii) restricting an operator's use of any type of subscriber equipment or transmission technology.

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

Various courts have considered whether franchising authorities have the legal right to limit the number of franchises awarded within a community and to impose certain substantive franchise requirements (e.g. access channels, universal service and other technical requirements). These decisions have been inconsistent and, until the US Supreme Court rules definitively on the scope of cable operators' First Amendment protections, the legality of the franchising process generally and of various specific franchise requirements is likely to be in a state of flux.

Ownership Limitations
Pursuant to the 1992 Cable Act, the FCC adopted rules prescribing national subscriber limits and limits on the number of channels that can be occupied on a cable system by a video programmer in which the operator has an attributable interest. The effectiveness of these FCC horizontal ownership limits has been stayed because a federal district court found the statutory limitation to be unconstitutional. An appeal of that decision has been consolidated with appeals challenging the FCC's regulatory ownership restrictions and is pending. The 1996 Telecom Act eliminates the statutory prohibition on the common ownership, operation or control of a cable system and a television broadcast station in the same service area and directs the FCC to review its broadcast-cable ownership restrictions. Pursuant to the mandate of the 1996 Telecom Act, the FCC eliminated its regulatory restriction on cross-ownership of cable systems and national broadcasting networks.

LEC Ownership of Cable Systems
The 1996 Telecom Act made far-reaching changes in the regulation of LECs that provide cable services. The 1996 Telecom Act eliminated federal legal barriers to competition in the local telephone and cable communications businesses, preempted legal barriers to competition that previously existed in state and local laws and regulations, and set basic standards for relationships between telecommunications providers. The 1996 Telecom Act eliminated the statutory telephone company/cable television cross-ownership prohibition, thereby allowing LECs to offer video services in their telephone service areas. LECs may provide service as traditional cable operators with local franchises or they may opt to provide their programming over unfranchised "open video systems," subject to certain conditions, including, but not limited to, setting aside a portion of their channel capacity for use by unaffiliated program distributors on a non-discriminatory basis. The 1996 Telecom Act generally limits acquisitions and prohibits certain joint ventures between LECs and cable operators in the same market.

Pole Attachment
The Communications Act requires the FCC to regulate the rates, terms and conditions imposed by public utilities for cable systems' use of utility pole and conduit space unless state authorities can demonstrate that they adequately regulate pole attachment rates, as is the case in certain states in which the Company operates. In the absence of state regulation, the FCC administers pole attachment rates on a formula basis. In some cases, utility companies have increased pole attachment fees for cable systems that have installed fiber optic cables and that are using such cables for the distribution of non-video services. The FCC has concluded that, in the absence of state regulation, it has jurisdiction to determine whether utility companies have justified their demand for additional rental fees and that the Communications Act does not permit disparate rates based on the type of service provided over the equipment attached to the utility's pole. The FCC's existing pole attachment rate formula, which may be modified by a pending rulemaking, governs charges for utilities for attachments by cable operators providing only cable services. The 1996 Telecom Act and the FCC's implementing regulations modify the current pole attachment provisions of the Communications Act by immediately permitting certain providers of telecommunications services to rely upon the protections of the current law and by requiring that utilities provide cable systems and telecommunications carriers with nondiscriminatory access to any pole, conduit or right-of-way controlled by the utility. The FCC recently adopted new regulations to govern the charges for pole attachments used by companies providing telecommunications services, including cable operators. These new pole attachment rate regulations will become effective in February 2001. Any resulting increase in attachment rates will be phased in equal annual increments over a period of five years, beginning in February 2001. The ultimate impact of any revised FCC rate formula or of any new pole attachment rate regulations on the Company or its businesses cannot be determined at this time.

Other Statutory Provisions
The 1992 Cable Act, the 1996 Telecom Act and FCC regulations preclude any satellite video programmer affiliated with a cable company, or with a common carrier providing video programming directly to its subscribers, from favoring an affiliated company over competitors and requires such programmers to sell their programming to other multichannel video distributors. These provisions limit the ability of program suppliers affiliated with cable companies or with common carriers providing satellite-delivered video programming directly to their subscribers to offer exclusive programming arrangements to their affiliates. In December 1997, the FCC initiated a rulemaking to address a number of possible changes to its program access rules. Among the issues on which the FCC has sought comment is whether the FCC has jurisdiction to extend its program access rules to terrestrially-delivered programming, such as Comcast SportsNet, and if it does have such jurisdiction, whether it should expand the rules in this fashion. This rulemaking is pending at the FCC and the Company cannot predict the ultimate outcome of this proceeding.

The 1992 Cable Act requires cable operators to block fully both the video and audio portion of sexually explicit or indecent programming on channels that are primarily dedicated to sexually oriented programming or alternatively to carry such programming only at "safe harbor" time periods currently defined by the FCC as the hours between 10 p.m. to 6 a.m. The Communications Act also includes provisions, among others, concerning horizontal and vertical ownership of cable systems, customer service, subscriber privacy, marketing practices, equal employment opportunity, obscene or indecent programming, regulation of technical standards and equipment compatibility.

Other FCC Regulations
The FCC recently revised its cable inside wiring rules to provide a more specific procedure for the disposition of internal cable wiring that belongs to an incumbent cable operator that is forced to terminate its cable services in a multiple dwelling unit ("MDU") building by the building owner. The FCC is also considering additional rules relating to MDU inside wiring that, if adopted, may disadvantage incumbent cable operators. The FCC has various rulemaking proceedings pending that will implement the 1996 Telecom Act; it also has adopted regulations implementing various provisions of the 1992 Cable Act and the 1996 Telecom Act that are the subject of petitions requesting reconsideration of various aspects of its rulemaking proceedings. Other FCC regulations covering such areas as equal employment opportunity, syndicated program exclusivity, network program non-duplication, closed captioning of video programming, registration of cable systems, maintenance of various records and public inspection files, microwave frequency usage, origination cablecasting and sponsorship identification, antenna structure notification, marking and lighting, carriage of local sports broadcast programming, application of rules governing political broadcasts, limitations on advertising contained in non-broadcast children's programming, consumer protection and customer service, indecent programming, programmer access to cable systems, programming agreements, technical standards, consumer electronics equipment compatibility and DBS implementation. The FCC has the authority to enforce its regulations through the imposition of substantial fines, the issuance of cease and desist orders and/or the imposition of other administrative sanctions, such as the revocation of FCC licenses needed to operate certain transmission facilities often used in connection with cable operations.

Other bills and administrative proposals pertaining to cable communications have previously been introduced in Congress or considered by other governmental bodies over the past several years. It is probable that further attempts will be made by Congress and other governmental bodies relating to the regulation of communications services.

Copyright
Cable communications systems are subject to federal copyright licensing covering carriage of television and radio broadcast signals. In exchange for filing certain reports and contributing a percentage of their revenues to a federal copyright royalty pool, cable operators can obtain blanket permission to retransmit copyrighted material on broadcast signals. The nature and amount of future payments for broadcast signal carriage cannot be predicted at this time. In a report to Congress, the Copyright Office recommended that Congress make major revisions of both the cable television and satellite compulsory licenses to make them as simple as possible to administer, to provide copyright owners with full compensation for the use of their works, and to treat every multichannel video delivery system the same, except to the extent that technological differences or differences in the regulatory burdens placed upon the delivery system justify different copyright treatment. The possible simplification, modification or elimination of the compulsory copyright license is the subject of continuing legislative review. The elimination or substantial modification of the cable compulsory license could adversely affect the Company's ability to obtain suitable programming and could substantially increase the cost of programming that remains available for distribution to the Company's subscribers. The Company cannot predict the outcome of this legislative activity.

Cable operators distribute programming and advertising that use music controlled by the two principal major music performing rights organizations, the Association of Songwriters, Composers, Artists and Producers ("ASCAP") and Broadcast Music, Inc. ("BMI"). In October 1989, the special rate court of the US District Court for the Southern District of New York imposed interim rates on the cable industry's use of ASCAP-controlled music. The same federal district court established a special rate court for BMI. BMI and cable industry representatives concluded negotiations for a standard licensing agreement covering the performance of BMI music contained in advertising and other information inserted by operators into cable programming and on certain local access and origination channels carried on cable systems. The Company's settlement with BMI did not have a significant impact on the Company's financial position, results of operations or liquidity. ASCAP and cable industry representatives have met to discuss the development of a standard licensing agreement covering ASCAP-controlled music in local origination and access channels and pay-per- view programming. Although the Company cannot predict the ultimate outcome of these industry negotiations or the amount of any license fees it may be required to pay for past and future use of ASCAP-controlled music, it does not believe such license fees will be significant to the Company's financial position, results of operations or liquidity.

State and Local Regulation
Because a cable communications system uses local streets and rights-of-way, cable systems are subject to state and local regulation, typically imposed through the franchising process. Cable communications systems generally are operated pursuant to non-exclusive franchises, permits or licenses granted by a municipality or other state or local government entity. Franchises generally are granted for fixed terms and in many cases are terminable if the franchisee fails to comply with material provisions. The terms and conditions of franchises vary materially from jurisdiction to jurisdiction. Each franchise generally contains provisions governing cable service rates, franchise fees, franchise term, system construction and maintenance obligations, system channel capacity, design and technical performance, customer service standards, franchise renewal, sale or transfer of the franchise, territory of the franchisee, indemnification of the franchising authority, use and occupancy of public streets and types of cable services provided. A number of states subject cable communications systems to the jurisdiction of centralized state governmental agencies, some of which impose regulation of a character similar to that of a public utility. Attempts in other states to regulate cable communications systems are continuing and can be expected to increase. To date, those states in which the Company operates that have enacted such state level regulation are Connecticut, New Jersey and Delaware. State and local franchising jurisdiction is not unlimited, however, and must be exercised consistently with federal law. The 1992 Cable Act immunizes franchising authorities from monetary damage awards arising from regulation of cable communications systems or decisions made on franchise grants, renewals, transfers and amendments.

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

The 1996 Broadcasting Act (the "1996 Act") became law in July 1996. The 1996 Act amends the Broadcasting Act and makes provision for the broadcasting in digital form of television and sound program services and broadcasting in digital form on television. The 1996 Act also addresses rights to televise sporting or other events of national interest. In addition, cable operators must comply with and are entitled to the benefits of the New Roads and Street Works Act 1991, the principal benefit of which is to allow cable operators to "piggy back" their construction on that of local utilities. However, the aggressive build schedules followed by the Company's four cable and telephony businesses in the UK (the "UK Operating Companies") make waiting for local utilities to undertake construction impractical.

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

CELLULAR/PCS TELECOMMUNICATIONS

FCC Regulation
The FCC regulates the licensing, construction, operation and acquisition of wireless telephone systems, including the Company's cellular systems, pursuant to the Communications Act.

Under the Communications Act, no party may transfer control of or assign a cellular license without first obtaining FCC consent. FCC rules (i) prohibit an entity controlling one system in a market from holding any interest in the competing cellular system in the market, (ii) prohibit an entity from holding non-controlling interests in more than one system in any market, if the common ownership interests present anti-competitive concerns under FCC policies, and
(iii) restrict the amount of commercial mobile radio spectrum that a single entity may hold in any particular area. Cellular radio licenses generally expire ten years following grant of the license in the particular market and are renewable for periods of ten years upon application to the FCC. Licenses may be revoked for cause and license renewal applications denied if the FCC determines that a renewal would not serve the public interest. FCC rules provide that competing renewal applications for cellular licenses will be considered in comparative hearings, and establish the qualifications for competing applications and the standards to be applied in such hearings. Under current policies, the FCC will grant incumbent cellular licensees a "renewal expectancy" if the licensee has provided substantial service to the public, substantially complied with applicable FCC rules and policies and the Communications Act and is otherwise qualified to hold an FCC license. The FCC has granted renewal of the Company's licenses for the Philadelphia, PA, Wilmington, DE and New Brunswick, Long Branch and Trenton, NJ. The licenses for the Aurora/Elgin, IL, Joliet, IL, Vineland, NJ and Atlantic City, NJ expire in 1998. The balance of the Company's licenses expire from 1999 through 2006.

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

Allegations of harmful effects from the use of hand-held cellular phones have caused the cellular industry to fund additional research to review and update previous studies concerning the safety of the emissions of electromagnetic energy from cellular phones. The FCC also has adopted standards for limiting human exposure to RF energy from cellular/PCS telecommunications facilities. The FCC has determined that these standards preempt state and local regulation of RF exposure.

The FCC also requires LECs in each market to offer reasonable terms and facilities for the interconnection of wireless telephone systems in that market to the LECs' landline network. In June 1996, the FCC adopted a national regulatory framework for implementing the local competition provision of the 1996 Telecom Act, including adoption of rules delineating interconnection obligations of incumbent LECs, unbundling requirements for incumbent LECs, network elements, requirements for access to local rights of way, dialing parity and telephone numbering and number portability, and requirements for resale of and nondiscriminatory access to incumbent LEC services. The FCC established a national regulatory framework that sets pricing standards and negotiations and arbitration guidelines. However, the US Court of Appeals for the Eighth Circuit vacated certain of these standards and guidelines, on the grounds that the FCC lacked the authority to bind state regulators on the matter of local pricing of interconnection. As a result, landline interconnection pricing will be left to state-by-state determinations. The Eighth Circuit also determined that the FCC has special authority over Commercial Mobile Radio Services ("CMRS") carriers, which include the Company's wireless operations and their interconnection to incumbent LECs. Accordingly, national interconnection rules will be maintained for the Company's CMRS operations. In January 1998, the US Supreme Court agreed to review the Eighth Circuit decision. The Company cannot predict the outcome of this litigation or the FCC rulemakings, and the ultimate impact of any final FCC regulations on the Company or its businesses cannot be determined at this time.

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

The FCC changes its regulations from time to time in response to competitive developments in the telecommunications marketplace or new federal legislation. For instance, the FCC is considering whether all CMRS providers should provide interconnection to all other CMRS providers. In its implementation of the 1996 Telecom Act, the FCC recently established new federal universal service rules, under which wireless service providers are eligible to receive universal service subsidies for the first time, but also are required to contribute to both federal and state universal service funds. The Company began making its contributions to the federal universal service programs in February 1998. For the first quarter of 1998, the FCC's universal service assessments amount to 0.72% of telecommunications revenues and an additional 3.19% of all telecommunications revenues. Various parties have challenged the FCC's universal service rules and the cases have been consolidated in the US Court of Appeals for the Fifth Circuit. The Company cannot predict the outcome of this proceeding.

Finally, the 1996 Telecom Act relieves RBOC-affiliated cellular providers of their obligations to provide equal access to long distance carriers. RBOC-affiliated carriers are now afforded greater flexibility in contracting with interexchange carriers for the provision of long distance services. Nevertheless, the FCC retains authority to require all CMRS operators to provide unblocked access through the use of other mechanisms if customers are being denied access to the telephone toll service providers of their choice, and if such denial is contrary to the public interest. In October 1997, the FCC released an order establishing uniform rules governing incumbent LEC participation in broadband CMRS within each LEC's landline telephone region. These rules will expire in January 2002, unless extended by the FCC. While the FCC eliminated the requirements in its cellular rules for full structural separation of the incumbent LEC cellular affiliate from the LEC landline affiliate, the FCC adopted new rules designed to address incentives incumbent LECs may have to engage in anti-competitive practices against CMRS providers, such as discriminatory interconnection, cost-shifting and anti-competitive pricing. Specifically, the FCC will require incumbent LECs to create separate corporations for their in- region broadband CMRS operation (whether cellular, PCS or other) and to apply existing FCC rules on affiliate transactions and use of customer proprietary network information to LEC-CMRS operations. Additionally, the order addressed provisions of the 1996 Telecom Act that govern incumbent LEC joint marketing of CMRS and landline services, as well as LEC obligations to disclose material changes in their networks. The FCC also recently released a notice of inquiry on calling party pays, a mechanism that would allow CMRS providers to offer service plans under which callers to CMRS customers would pay for the calls that they make.

State Regulation and Local Approvals
Except for the State of Illinois, the states in which the Company presently operates currently do not regulate cellular telephone service. In the 1993 Budget Act, Congress gave the FCC the authority to preempt states from regulating rates or entry into CMRS, including cellular. In the CMRS order described above, the FCC preempted the states and established a procedure for states to petition the FCC for authority to regulate rates and entry into CMRS. The FCC, to date, has denied all state petitions to regulate the rates charged by CMRS providers.

The scope of the allowable level of state regulation of CMRS, however, remains unclear. The 1993 Budget Act does not identify the "other terms and conditions" of CMRS service that can be regulated by the states. Moreover, the extent to which states may regulate intrastate LEC-CMRS interconnection remains unresolved. The resolution of this issue will determine the extent to which cellular providers will be subject to state regulation of CMRS interconnection to the LECs. The siting of cells also remains subject to state and local jurisdiction although petitions seeking clarification of states' siting authority are currently pending at the FCC.

CONTENT

The FCC does not directly regulate the content or transmission of programming services like those offered by QVC and E! Entertainment. The FCC does, however, exercise regulatory authority over the satellites and uplink facilities which transmit programming services such as those provided by QVC and E! Entertainment. The FCC has granted, subject to periodic reviews, permanent licenses to QVC for its uplink facilities (and for backup equipment of certain of these facilities) at sufficient power levels for transmission of the QVC service. Regarding the satellites from which QVC and E! Entertainment obtain transponder capacity, the FCC presently exercises licensing authority but does not regulate the rates, terms or conditions of service provided by these facilities. Pursuant to its residual statutory authority, the FCC could, however, alter the regulatory obligations applicable to satellite service providers. The QVC programming services offered in the UK and Germany are regulated by the media authorities in those countries.

                                    EMPLOYEES

As of December 31, 1997, the Company had 17,600 employees, excluding employees in managed operations. Of these employees, 8,200 were associated with domestic cable communications, 1,600 were associated with cellular telephone communications, 5,500 were associated with electronic retailing and 2,300 were associated with other divisions. The Company believes that its relationships with its employees are good.

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

Cellular Communications
The principal physical assets of a cellular telephone communications system include cell sites and central switching equipment. The Company primarily leases its sites used for its transmission facilities, retail stores and its administrative offices. The physical components of a cellular telephone communications system require maintenance and upgrading to keep pace with technological advances. During 1997, the Company's systems, including its cell sites and switching equipment were upgraded with TDMA digital cellular technology, permitting its subscribers and roamers to use both analog and TDMA services throughout the Company's coverage area.

Electronic Retailing
The principal physical assets of the Company's electronic retailing operations consist of television studios, telecommunications centers, local business offices and various product warehouses and distribution centers. These assets include QVC's recently constructed studios and offices, Studio Park, located in West Chester, Pennsylvania. The Company, through QVC, owns the majority of these assets. The physical components of electronic retailing operations require maintenance and periodic upgrading and rebuilding to keep pace with technological advances. QVC's warehousing and distribution facilities will continue to be upgraded over the next several years.

                             ----------------------

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

ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 4A   EXECUTIVE OFFICERS OF THE REGISTRANT

The current term of office of each of the officers expires at the first meeting of the Board of Directors of the Company following the next Annual Meeting of Shareholders, presently scheduled to be held in June 1998, or as soon thereafter as each of their successors is duly elected and qualified.

The following table sets forth certain information concerning the principal executive officers of the Company, including their ages, positions and tenure as of January 30, 1998:

                                                  Officer
    Name                               Age         Since                        Position with the Company
Ralph J. Roberts                       77          1969                      Chairman of the Board of Directors;
                                                                             Director

Julian A. Brodsky                      64          1969                      Vice Chairman of the Board of
                                                                             Directors; Director

Brian L. Roberts                       38          1986                      President; Director

Lawrence S. Smith                      50          1988                      Executive Vice President

John R. Alchin                         49          1990                      Senior Vice President; Treasurer

Stanley L. Wang                        57          1981                      Senior Vice President; General
                                                                             Counsel; Secretary

Ralph J. Roberts has served as a Director and Chairman of the Board of Directors of the Company for more than five years. Mr. Roberts devotes a major portion of his time to the business and affairs of the Company. Mr. Roberts has been the President and a Director of Sural Corporation, a privately-held investment company ("Sural"), the Company's largest shareholder, for more than five years. Mr. Roberts is also a Director of Comcast UK Cable Partners Limited. Mr. Roberts is the father of Brian L. Roberts.

Julian A. Brodsky has served as a Director and Vice Chairman of the Board of Directors of the Company for more than five years. Mr. Brodsky devotes a major portion of his time to the business and affairs of the Company. Mr. Brodsky presently serves as the Treasurer and a Director of Sural. Mr. Brodsky is also a Director of Comcast UK Cable Partners Limited and RBB Fund, Inc.

Brian L. Roberts has served as President of the Company and as a Director for more than five years. Mr. Roberts devotes a major portion of his time to the business and affairs of the Company. Mr. Roberts presently serves as Vice President and a Director of Sural. As of December 31, 1997, the shares of the Company owned by Sural constituted approximately 82% of the voting power of the two classes of the Company's voting common stock combined. Mr. Roberts has sole voting power over stock representing a majority of voting power of all Sural stock and, therefore, effectively controls the Company and its subsidiaries. Mr. Roberts is also a Director of Comcast UK Cable Partners Limited and At Home Corporation. Mr. Roberts is a son of Ralph J. Roberts.

Lawrence S. Smith was named Executive Vice President of the Company in December 1995. Prior to that time, Mr. Smith served as Senior Vice President of the Company for more than five years. Mr. Smith is the Principal Accounting Officer of the Company. Mr. Smith is also a Director of Teleport Communications Group, Inc. and Comcast UK Cable Partners Limited and is a Partnership Board Representative of Sprint Spectrum Holding Company, L.P.

John R. Alchin has served as Treasurer and Senior Vice President of the Company for more than five years. Mr. Alchin is the Principal Financial Officer of the Company. Mr. Alchin is also a Director of Comcast UK Cable Partners Limited and Teleport Communications Group, Inc.

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

                                                           Class A
                                                           Special                            Class A
                                                   High               Low             High               Low
1997
  First Quarter..................                 $19  3/8          $16  7/8         $18  15/16        $16  3/8
  Second Quarter.................                  22  1/4           14  5/8          22  3/16          14  1/2
  Third Quarter..................                  25  3/4           19  3/4          25  5/8           19  13/16
  Fourth Quarter.................                  32  9/16          25  19/32        32  3/4           25  11/16

1996
  First Quarter..................                 $21  1/16         $17  1/2         $20  5/8          $17  1/4
  Second Quarter.................                  18  3/4           16  1/4          18  7/8           16  5/16
  Third Quarter..................                  18  3/8           13  7/8          18  1/4           13  7/8
  Fourth Quarter.................                  17  7/8           14  5/8          17  3/4           14  1/4

The Company began paying quarterly cash dividends on its Class A Common Stock in 1977. Since 1978, the Company has paid equal dividends on shares of both the Class A Common Stock and the Class B Common Stock. Since December 1986, when the Class A Special Common Stock was issued, the Company has paid equal dividends on shares of the Class A Special, Class A and Class B Common Stock. The Company declared dividends of $.0933 for each of the years ended December 31, 1997 and 1996 on shares of Class A Special, Class A and Class B Common Stock. The declaration and payment of future dividends and their amount depend upon the results of operations, financial condition and capital needs of the Company, contractual restrictions of the Company and its subsidiaries and other factors.

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

As of January 30, 1998, there were 2,568 record holders of the Company's Class A Special Common Stock and 1,880 record holders of the Company's Class A Common Stock. Sural Corporation is the sole record holder of the Company's Class B Common Stock.

ITEM 6    SELECTED FINANCIAL DATA

                                                                     Year Ended December 31,
                                          1997 (1)         1996 (1)          1995 (1)            1994              1993
                                                               (Dollars in millions, except per share data)
Statement of Operations Data:
Revenues..............................    $4,912.6         $4,038.4          $3,362.9          $1,375.3         $1,338.2
Operating income......................       532.1            508.9             329.8             239.8            264.9
Equity in net losses of affiliates....       330.1            144.8              86.6              40.9             28.9
Loss before extraordinary items
  and cumulative effect of
  accounting changes..................      (208.5)           (52.5)            (37.8)            (75.3)           (98.9)
Extraordinary items...................       (30.2)            (1.0)             (6.1)            (11.7)           (17.6)
Cumulative effect of accounting
  changes (2).........................                                                                            (742.7)
Net loss..............................      (238.7)           (53.5)            (43.9)            (87.0)          (859.2)
Loss for common stockholders per
  common share before extraordinary
  items and cumulative effect of
  accounting changes (3)..............        (.66)            (.21)             (.16)             (.32)            (.46)
Extraordinary items per share (3).....        (.09)                              (.02)             (.05)            (.08)
Cumulative effect of accounting
  changes per share (3)...............                                                                             (3.47)
Net loss for common stockholders
  per common share(3).................        (.75)            (.21)             (.18)             (.37)           (4.01)

Cash dividends declared
  per common share (3)................       .0933            .0933             .0933             .0933            .0933

Balance Sheet Data (at year end):

Total assets..........................    12,804.2         12,088.6           9,580.3           6,763.0          4,948.3
Working capital (deficiency)..........       141.7             40.9             531.6             (52.1)           176.6
Long-term debt........................     6,558.6          7,102.7           6,943.8           4,810.5          4,154.8
Stockholders' equity (deficiency).....     1,646.5            551.6            (827.7)           (726.8)          (870.5)

Supplementary Financial Data:

Operating income before
  depreciation and amortization (4)...     1,468.5          1,207.2           1,018.8             576.3            606.4
Net cash provided by
  operating activities (5)............       916.0            799.6             520.7             369.1            345.9

---------------
(1) See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of events which affect the comparability of the information reflected in the above selected financial data.
(2) Primarily represents the cumulative effect of the adoption of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," effective January 1, 1993.
(3) As adjusted for the Company's three-for-two stock split effective February 2, 1994.
(4) Operating income before depreciation and amortization is commonly referred to in the Company's businesses as "operating cash flow." Operating cash flow is a measure of a company's ability to generate cash to service its obligations, including debt service obligations, and to finance capital and other expenditures. In part due to the capital intensive nature of the Company's businesses and the resulting significant level of non-cash depreciation and amortization expense, operating cash flow is frequently used as one of the bases for comparing businesses in the Company's industries, although the Company's measure of operating cash flow may not be comparable to similarly titled measures of other companies. Operating cash flow does not purport to represent net income or net cash provided by operating activities, as those terms are defined under generally accepted accounting principles, and should not be considered as an alternative to such measurements as an indicator of the Company's performance.
(5) Represents net cash provided by operating activities as presented in the Company's consolidated statement of cash flows.

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

General Developments of Business

See "General Developments of Business" in Part I and Note 3 to the Company's consolidated financial statements in Item 8.

Liquidity and Capital Resources

Cash, Cash Equivalents and Short-term Investments

The Company has traditionally maintained significant levels of cash, cash equivalents and short-term investments to meet its short-term liquidity requirements. Cash, cash equivalents and short-term investments as of December 31, 1997 and 1996 were $577.6 million and $539.6 million, respectively. As of December 31, 1997, $251.6 million of the Company's cash, cash equivalents and short-term investments is restricted to use by subsidiaries of the Company under contractual or other arrangements, including $61.7 million which is restricted to use by Comcast UK Cable Partners Limited ("Comcast UK Cable"), a consolidated subsidiary of the Company.

The Company's cash equivalents and short-term investments are recorded at cost which approximates their fair value. As of December 31, 1997, short-term investments have a weighted average maturity of approximately four months.

Accounts Receivable - Electronic Retailing

QVC, Inc. ("QVC"), an electronic retailer and majority-owned subsidiary of the Company, has an agreement with an unrelated third party (the "Bank") whereby the Bank provides revolving credit directly to QVC customers. The revolving credit card issued by the Bank may be used solely for the purchase of goods and services from QVC. The Bank may advance a portion of the purchase price to QVC. QVC is obligated to purchase from the Bank any uncollected customers' accounts. The uncollected balances of revolving credit extended by the Bank under this agreement are $340.0 million and $317.7 million as of December 31, 1997 and 1996, respectively, of which $309.6 million and $284.5 million represent interest bearing deposits due from the unrelated third party. The total reserve balances maintained for the purchase of uncollectible accounts are $76.5 million and $73.2 million as of December 31, 1997 and 1996, respectively. The Company's potential obligations under the program are considered, for financial reporting purposes, to be financial instruments with off-balance sheet risk. The carrying value of accounts receivable, adjusted for the reserves described above, approximates fair value as of December 31, 1997 and 1996.

Investments

Sprint PCS. The Company, Tele-Communications, Inc. ("TCI"), Cox Communications, Inc. ("Cox") and Sprint Corporation ("Sprint," and together with the Company, TCI and Cox, the "Parents"), and certain subsidiaries of the Parents (the "Partner Subsidiaries") engage in the wireless communications business through a limited partnership known as "Sprint Spectrum" or "Sprint PCS." The Partner Subsidiaries have committed to contribute $4.2 billion in cash to Sprint PCS through 1999, of which the Company's share is $630.0 million. Of this funding requirement, the Company has made total cash contributions to Sprint PCS of $602.0 million through January 30, 1998. The Company anticipates that Sprint PCS' capital requirements over the next several years will be significant. Requirements in excess of committed capital are planned to be funded by Sprint PCS through external financing, including, but not limited to, vendor financing, bank financing and securities offered to the public.

The proposed budget for 1998 for Sprint PCS has not yet been approved by the partnership board, which has resulted in the occurrence of a "Deadlock Event" as of January 1, 1998 under the partnership agreement. If the 1998 proposed budget is not approved through resolution procedures set forth in the partnership agreement, certain specified buy/sell procedures may be triggered which may result in a restructuring of the partners' interests, the sale of the Company's interest, or, in limited circumstances, the sale of Sprint PCS.

TCGI. On January 8, 1998, AT&T Corporation ("AT&T") entered into a definitive merger agreement with Teleport Communications Group, Inc. ("TCGI"). Upon closing of the merger (the "AT&T Transaction"), the Company is expected to receive 24.2 million shares of AT&T common stock in exchange for all of the shares of TCGI held by the Company. Based on the closing price of the AT&T common stock on January 30, 1998 of $62.625 per share, the Company is expected to recognize a pre-tax gain of approximately $1.390 billion upon closing of the AT&T Transaction. Certain conditions agreed to in the AT&T Transaction restrict the Company's ability to sell the AT&T common stock to be received for a period of between 45 to 135 days after the closing date of the AT&T Transaction. The AT&T Transaction is expected to close in 1998, subject to receipt of necessary regulatory and shareholder approvals.

In November  1997,  TCGI filed a  registration  statement with the United States
("US") Securities and Exchange Commission to sell 7.3 million shares of TCGI Class A Stock (the "TCGI Offering"). As a result of the TCGI Offering, the Company will recognize a $59.6 million increase in its proportionate share of TCGI's net assets as a gain from equity offering of affiliate. Such gain will be recorded in the Company's March 31, 1998 condensed consolidated statement of operations and accumulated deficit as the Company records its proportionate share of TCGI's net losses one quarter in arrears.

Comcast UK Cable. On February 4, 1998, Comcast UK Cable entered into a definitive agreement to be acquired by NTL Incorporated ("NTL"), an alternative telecommunications company in the United Kingdom ("UK"). Pursuant to certain conditions, the Company is expected to receive 4.8 million shares of NTL common stock in exchange for all of the shares of Comcast UK Cable held by the Company (the "NTL Transaction"). Based on the closing price of NTL common stock on February 4, 1998 of $32.00 per share, the Company is expected to recognize a pre-tax gain of $81.4 million upon closing of the NTL Transaction. Certain conditions agreed to in the NTL Transaction restrict the Company's ability to sell the NTL common stock to be received for a period of 180 days after the closing date of the NTL Transaction. The NTL Transaction is expected to close in 1998, subject to receipt of necessary regulatory and shareholder approvals, the consent of the bondholders of Comcast UK Cable and NTL, as well as the consent of certain NTL bank lenders. As of December 31, 1997 and for the year then ended, the assets and revenues of Comcast UK Cable totaled $736.0 million and $93.3 million, respectively.

Primestar. The Company holds a 10.4% general and limited partnership interest in Primestar Partners, L.P. ("Primestar"), which is principally engaged in the business of acquiring, originating and/or providing television programming services delivered by satellite through a network of distributors, including the Company, throughout the US. The Company, through a wholly owned subsidiary, distributes the Primestar Direct Broadcast Satellite ("DBS") service (the "Primestar Service") to subscribers within specified areas of 19 states in the US. As of December 31, 1997, the Company provided the Primestar Service to more than 181,000 subscribers.

On February 6, 1998, the Company entered into a Merger and Contribution Agreement (the "Merger and Contribution Agreement") with Primestar and the affiliates of each of the other partners of Primestar, including TCI Satellite Entertainment, Inc. ("TSAT"), a publicly-traded company, pursuant to which the Company's DBS operations, the Company's partnership interests in Primestar and the Primestar partnership interests and the DBS operations of the other partners of Primestar will be consolidated into a newly formed company ("New Primestar"). Under the terms of the Merger and Contribution Agreement, upon closing of the transactions, it is expected that New Primestar, through a series of transactions, will pay the Company approximately $83 million (based upon the number of the Company's subscribers to the Primestar Service as of December 31,
1997), and that the Company would own approximately 10% of New Primestar common equity, both subject to adjustment based on the number of the Company's subscribers to the Primestar Service, inventory amounts and other factors as of the closing of the transactions. Subject to receipt of regulatory approval and other conditions, after the closing of the transactions, TSAT will merge with and into New Primestar in a transaction in which TSAT's outstanding common shares will be converted into common shares of New Primestar. As of December 31, 1997 and for the year then ended, the assets and revenues of the Company's DBS operations totaled $162.8 million and $114.1 million, respectively.

In June 1997,  Primestar  entered  into an agreement  with The News  Corporation
Limited, MCI Telecommunications Corporation and American Sky Broadcasting LLC ("ASkyB"), pursuant to which Primestar (or, under certain conditions, New Primestar) will acquire certain assets relating to a high-power DBS business (the "ASkyB Transaction"). In exchange for such assets, ASkyB will receive non-voting securities of New Primestar that will be convertible into non-voting common stock of New Primestar, and, accordingly, will reduce the Company's common equity interest in New Primestar to approximately 7% on a fully diluted basis, subject to adjustment.

The Merger and Contribution Agreement and the ASkyB Transaction are not conditioned on each other and may close independently. The Merger and Contribution Agreement is expected to close in 1998, subject to receipt of TSAT shareholder approval. The ASkyB Transaction is expected to close in 1998, subject to receipt of all necessary governmental and regulatory approvals, including the approval of the Federal Communications Commission ("FCC"). There can be no assurance that such approvals will be obtained.

@Home. In July 1997, At Home Corporation ("@Home") completed an initial public offering of its Series A Common Stock (the "@Home IPO"). @Home provides Internet services to customers and businesses via the cable modem over the cable television infrastructure in a limited number of cities in the US. As of December 31, 1997, the Company holds 8.0 million contractually restricted shares (the "Restricted Shares") and 6.6 million unrestricted shares (the "Unrestricted Shares") of @Home Series A Common Stock (the "@Home Series A Stock"), representing a 12.3% and a 5.7% equity and voting interest, respectively. The Company has recorded the Restricted Shares at their historical cost of $1.1 million and the Unrestricted Shares, which are classified as available for sale, at their estimated fair value of $164.6 million, based on the quoted market price of the @Home Series A Stock as of December 31, 1997.

The Golf Channel. The Golf Channel is a 24-hour network devoted exclusively to golf programming. The programming schedule includes live golf coverage, golf instruction programs and golf news. In addition to the Company, the other partners in The Golf Channel include an affiliate of Fox, Inc., Times Mirror Corporation and other private investors. In January and February 1998, the Company entered into agreements to acquire an additional 28.9% interest in The Golf Channel for $76.2 million. These transactions are expected to close in the first quarter of 1998. After completion of these transactions, the Company's ownership interest in The Golf Channel will be 43.3%.

The Company does not have any additional significant contractual commitments with respect to any of its investments. However, to the extent the Company does not fund its investees' capital calls, it exposes itself to dilution of its ownership interests. The Company continually evaluates its existing investments as well as new investment opportunities.

Investment Rights

In July 1996, the Company acquired a 66% interest in Comcast Spectacor, L.P. ("Comcast-Spectacor"), the owner of two professional sports teams and two arenas in Philadelphia, PA. Beginning in January 1998, the Company has the right to purchase the remaining 34% minority interest in Comcast-Spectacor from the minority partner for the minority partner's pro rata portion of the fair market value (on a going concern basis as determined by an appraisal process) of Comcast-Spectacor. The minority partner also has the right (together with the Company's right, the "Exit Rights") to require the Company to purchase its interests under the same terms. The Company may pay the minority partner for such interests in shares of the Company's Class A Special Common Stock, subject to certain restrictions. If the minority partner exercises its Exit Rights and the Company elects not to purchase their interest, the Company and the minority partner will use their best efforts to sell Comcast-Spectacor.

Beginning in October 1998, the Walt Disney Company ("Disney"), in certain circumstances, is entitled to cause Comcast Entertainment Holdings LLC (the
"LLC"), which is owned 50.1% by the Company and 49.9% by Disney, to purchase Disney's entire interest in the LLC at its then fair market value (as determined by an appraisal process). If the LLC elects not to purchase Disney's interests, Disney has the right, at its option, to purchase either the Company's entire interest in the LLC or all of the shares of stock of E! Entertainment
Television, Inc. ("E! Entertainment") held by the LLC, in each case at fair market value. In the event that Disney exercises its rights, as described above, a portion or all of the $132.8 million aggregate principal amount ten-year, 7% notes payable to Disney (the "Disney Notes") may be replaced with a three year note due to Disney.

In February 1995, the Company and TCI acquired (the "QVC Acquisition") all of the outstanding stock of QVC not previously owned by them (approximately 65% of such shares on a fully diluted basis) for $1.4 billion. Following the acquisition, the Company and TCI owned, through their respective subsidiaries, 57.45% and 42.55%, respectively, of QVC. The Company, through a management agreement, is responsible for the day to day operations of QVC. The Company accounted for the QVC Acquisition under the purchase method and QVC was consolidated with the Company effective February 1, 1995. Liberty Media Corporation ("Liberty"), a majority owned subsidiary of TCI, may, at certain times following February 9, 2000, trigger the exercise of certain exit rights with respect to its investment in QVC. If the exit rights are triggered, the Company has first right to purchase Liberty's stock in QVC at Liberty's pro rata portion of the fair market value (on a going concern or liquidation basis, whichever is higher, as determined by an appraisal process) of QVC. The Company may pay Liberty for such stock, subject to certain rights of Liberty to consummate the purchase in the most tax-efficient method available, in cash, the Company's promissory note maturing not more than three years after issuance, the Company's equity securities or any combination thereof. If the Company elects not to purchase the stock of QVC held by Liberty, then Liberty will have a similar right to purchase the stock of QVC held by the Company. If Liberty elects not to purchase the stock of QVC held by the Company, then Liberty and the Company will use their best efforts to sell QVC.

At any time after December 18, 2001, the California Public Employees Retirement System ("CalPERS") may elect to liquidate its interest in MHCP Holdings, L.L.C. ("MHCP Holdings"), a 55% owned indirect subsidiary of the Company (which holds the US cable operations formerly known as Maclean Hunter Limited) in which CalPERS owns the remaining 45% interest, at a price based upon the fair value of CalPERS' interest in MHCP Holdings, adjusted, under certain circumstances, for certain performance criteria relating to the fair value of MHCP Holdings or to the Company's common stock. Except in certain limited circumstances, the Company, at its option, may satisfy this liquidity arrangement by purchasing CalPERS' interest for cash, through the issuance of the Company's common stock (subject to certain limitations) or by selling MHCP Holdings.

Year 2000 Issue

The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Certain of the Company's computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000 (the "Year 2000 Issue"). If this situation occurs, the potential exists for computer system failure or
miscalculations   by  computer   programs,   which  could  cause  disruption  of
operations.

Based on an inventory conducted in 1997, the Company has identified computer systems that will require modification or replacement so that they will properly utilize dates beyond December 31, 1999. The Company presently believes that with modifications to existing software and conversions to new software, the Year 2000 Issue can be mitigated. However, if such modifications and conversions are not made, or are not completed within an adequate time frame, the Year 2000 Issue could have a material impact on the operations of the Company.

The Company has initiated communications with all of its significant software suppliers and service bureaus to determine their plans for remediating the Year 2000 Issue in their software which the Company uses or relies upon. The Company's estimate to complete the remediation plan includes the estimated time associated with mitigating the Year 2000 Issue for third party software. However, there can be no guarantee that the systems of other companies on which the Company relies will be converted on a timely basis, or that a failure to convert by another company would not have material adverse effect on the Company.

The Company continues to use both internal and external resources to reprogram or replace software for Year 2000 modifications. Management of the Company will also continue to periodically report the progress of its Year 2000 remediation plan to the Audit Committee of the Company's Board of Directors. The Company plans to complete the Year 2000 mitigation in 1999. The costs directly attributable to the Year 2000 Issue are not expected to have a material effect on the Company's results of operations.

The costs of the project and the date on which the Company plans to complete the Year 2000 modifications and replacements are based on management's best estimates, which were derived using assumptions of future events including the continued availability of resources and the reliability of third party modification plans. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those plans. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel with appropriate necessary skills, the ability to locate and correct all relevant computer code and similar uncertainties.

Capital Expenditures

It is anticipated that, during 1998, the Company will incur approximately $1.1 billion of capital expenditures, including $700 million for the upgrading and rebuilding of certain of the Company's cable communications systems, $100 million for the upgrading of QVC's warehousing and distribution facilities, $100 million for the upgrading of the Company's cellular communications systems and $150 million for the build-out of the Company's consolidated UK affiliates' systems (subject to the timing of the closing of the NTL Transaction). The amount of such capital expenditures for years subsequent to 1998 will depend on numerous factors, many of which are beyond the Company's control. These factors include whether competition in a particular market necessitates a cable system upgrade, whether a particular cable system has sufficient capacity to handle new product offerings including the offering of cable modem, cable telephony and telecommunications services, whether and to what extent the Company will be able to recover its investment under FCC rate guidelines and other factors, and whether the Company acquires additional cable systems in need of upgrading or rebuilding. National manufacturers are the primary sources of supplies, equipment and materials utilized in the construction, rebuild and upgrade of the Company's cable communications systems. Costs have increased during recent years and are expected to continue to increase as a result of the need to construct increasingly complex systems, overall demand for labor and other factors. Future increases in such costs may be significant to the Company's financial position, results of operations and liquidity. The Company anticipates capital expenditures for years subsequent to 1998 will continue to be significant. As of December 31, 1997, the Company does not have any significant contractual obligations for capital expenditures.

Financing

Other than the acquisition of the cable television operations ("Scripps Cable") of the E.W. Scripps Company in November 1996 (the "Scripps Acquisition"), the Company has historically utilized a strategy of financing its acquisitions through senior debt at the acquired operating subsidiary level. Additional financing has also been obtained by the Company through the issuance of subordinated debt at the intermediate holding company and parent company levels and through public offerings of subsidiary stock and debt instruments. As of December 31, 1997 and 1996, the Company's long-term debt, including current portion, was $6.691 billion and $7.332 billion, respectively, of which 17.1% and 45.2%, respectively, was at variable rates. As of January 30,1998, certain subsidiaries of the Company had unused lines of credit of $1.0 billion. The availability and use of these unused lines of credit is restricted by the covenants of the related debt agreements and to subsidiary general purposes and dividend declaration. The Company's long-term debt had estimated fair values of $7.123 billion and $7.323 billion as of December 31, 1997 and 1996, respectively. The Company's weighted average interest rate was 8.36%, 7.90% and 8.32% during the years ended December 31, 1997, 1996 and 1995, respectively. The Company continually evaluates its debt structure with the intention of reducing its debt service requirements when desirable.

On February 26, 1998, the Company announced its intention to redeem its $541.9 million principal amount 1 1/8% discount convertible subordinated debentures due 2007 (the "1 1/8% Debentures") on March 30, 1998 at a redemption price of 67.112% of the principal amount, together with accrued interest thereon. As of December 31, 1997, the accreted value of the 1 1/8% Debentures was $355.9 million. Each $1,000 principal amount of 1 1/8% Debentures is convertible into
19.3125 shares of the Company's Class A Special Common Stock. The Company anticipates using available borrowings under a subsidiary credit facility to fund amounts redeemed for cash, if any. In the first quarter of 1998, stockholders' equity will be increased by the full amount of the 1 1/8% Debentures converted, if any, plus accrued interest, less unamortized debt acquisition costs.

In December 1997, Comcast UK Holdings Ltd. ("UK Holdings"), a wholly owned subsidiary of Comcast UK Cable, entered into a loan agreement with a consortium of banks to provide financing under a revolving credit facility (the "UK Holdings Credit Facility") up to a maximum of (UK Pound)200.0 million. There were no borrowings under the UK Holdings Credit Facility at December 31, 1997. In January 1998, UK Holdings borrowed (UK Pound)75.0 million under the UK Holdings Credit Facility. The UK Holdings Credit Facility bears interest at a rate per annum equal to the London Interbank Offered Rate ("LIBOR") plus 1/2% to 2 1/4%. Amounts available under the UK Holdings Credit Facility will be reduced each quarter in varying amounts beginning March 31, 2000 and continuing through December 31, 2000. Final maturity of the UK Holdings Credit Facility is January 31, 2001. Borrowings under the UK Holdings Credit Facility are guaranteed by certain of Comcast UK Cable's wholly owned subsidiaries.

In October 1997, the Company completed the redemption of its $250.0 million principal amount 3 3/8% / 5 1/2% step up convertible subordinated debentures due 2005 (the "Step Up Debentures"). The Company issued 8.4 million shares of its Class A Special Common Stock upon conversion of $206.4 million principal amount of Step Up Debentures while $43.6 million principal amount of Step Up Debentures was redeemed for cash at a redemption price of 105.58% of the principal amount, together with accrued interest thereon. Stockholders' equity was increased by the full amount of Step Up Debentures converted plus accrued interest, less unamortized debt acquisition costs. The issuance of the Company's Class A Special Common Stock upon conversion of the Step Up Debentures had no impact on the Company's consolidated statement of cash flows due to its noncash nature.

In October 1997, Comcast Cellular (see below) refinanced its existing revolving credit facility with the proceeds from borrowings under a new $400.0 million credit agreement (the "New Bank Facility") with certain banks. Initial borrowings under the New Bank Facility were used principally to repay existing debt.

In June 1997, the Company redeemed for cash all of its outstanding 10% Subordinated Debentures, due 2003 (the "10% Debentures"). An aggregate principal amount of $139.3 million of the 10% Debentures was redeemed at a redemption price of 100% of the principal amount thereof, together with accrued interest thereon. On the date of redemption, the 10% Debentures had an accreted value of $127.7 million.

In May 1997, Comcast Cable Communications, Inc. ("Comcast Cable"), a wholly owned subsidiary of the Company, completed the sale of $1.7 billion principal amount of notes (the "Cable Notes") through a private offering with registration rights. The Cable Notes were issued in four tranches: $300.0 million principal amount of 8 1/8% Notes due 2004, $600.0 million principal amount of 8 3/8% Notes due 2007, $550.0 million principal amount of 8 7/8% Notes due 2017 and $250.0 million principal amount of 8 1/2% Notes due 2027. Comcast Cable used substantially all of the net proceeds from the offering of the Cable Notes to repay certain of its subsidiaries' notes payable to banks with the balance used for subsidiary general purposes. Collectively, the offering of the Cable Notes and the repayment of the aforementioned notes payable with the net proceeds from the offering of the Cable Notes are referred to herein as the "Cable Refinancing."

In May 1997, Comcast Cellular Corporation (formerly Comcast Cellular Holdings, Inc.) ("Comcast Cellular"), a wholly owned subsidiary of the Company, completed the sale of $1.0 billion principal amount of 9 1/2% Senior Notes due 2007 (the "Cellular Notes") through a private offering with registration rights. Comcast Cellular used the net proceeds from the offering to redeem its senior participating redeemable zero coupon notes and repay existing subsidiary indebtedness. Collectively, the offering of the Cellular Notes and the redemption and the repayments of the aforementioned notes with the net proceeds from the offering of the Cellular Notes are referred to herein as the "Cellular Refinancing."

In October 1997, Comcast Cable and Comcast Cellular completed the exchange of the Cable Notes and the Cellular Notes for new notes (with the same terms) which were registered under the Securities Act of 1933, as amended.

In November 1995, Comcast UK Cable received net proceeds of $291.1 million from the sale of $517.3 million principal amount at maturity of its 11.20% senior discount debentures due 2007 (the "2007 Discount Debentures"). Interest accretes on the 2007 Discount Debentures at 11.20% per annum, compounded semi-annually from November 15, 1995 to November 15, 2000, after which date interest will be paid in cash on each May 15 and November 15, through November 15, 2007. The net proceeds from the offering were utilized by Comcast UK Cable for advances and capital contributions to its equity investees and subsidiaries primarily for the build-out of their telecommunications networks in the UK.

Concurrent with the announcement of the Scripps Acquisition in October 1995, the Company announced that its Board of Directors authorized a market repurchase program (the "Repurchase Program") pursuant to which the Company could purchase, at such times and on such terms as it deemed appropriate, up to $500.0 million of its outstanding common equity securities, subject to certain restrictions and market conditions. Based on the trade date for stock repurchases, during the years ended December 31, 1997, 1996 and 1995, the Company repurchased 2.3 million shares, 10.5 million shares and 680,000 shares, respectively, of its common stock for aggregate consideration of $36.2 million, $180.0 million and $12.4 million, respectively, pursuant to the Repurchase Program. During the term of the Repurchase Program, which terminated on May 13, 1997, the Company repurchased a total of 13.5 million shares of its common stock for aggregate consideration of $228.6 million.

Interest Rate and Foreign Currency Exchange Rate Risk Management

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

Interest Rate Risk

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

The table set forth below summarizes the fair values and contract terms of financial instruments subject to interest rate risk maintained by the Company as of December 31, 1997 (dollars in millions):

                                               Expected Maturity Date                                     Fair Value at
                                  1998       1999       2000       2001       2002    Thereafter   Total     12/31/97
Debt

Fixed Rate....................     $43.9       $9.1      $19.7     $226.2     $101.2   $4,548.7   $4,948.8   $5,380.0
   Average Interest Rate......     10.4%       8.9%       8.2%       9.5%       8.6%       9.0%       9.0%

Variable Rate.................     $88.8     $198.8     $282.1     $347.4     $389.3     $436.1   $1,742.5   $1,742.5
   Average Interest Rate......      6.5%       6.8%       6.8%       6.9%       6.9%       6.8%       6.8%

Interest Rate Instruments

Variable to Fixed Swaps.......    $100.0      $50.0     $450.0                                      $600.0       $4.3
   Average Pay Rate...........      5.7%       5.7%       5.5%                                        5.6%
   Average Receive Rate.......      5.9%       6.0%       6.1%                                        6.1%
Caps..........................    $150.0                                                            $150.0       $ --
   Average Cap Rate...........      6.7%                                                              6.7%
Collar........................     $50.0                                                             $50.0       $0.2
   Average Cap Rate...........      7.0%                                                              7.0%
   Average Floor Rate.........      4.9%                                                              4.9%

The notional amounts of interest rate instruments, as presented in the above table, are used to measure interest to be paid or received and do not represent the amount of exposure to credit loss. The estimated fair value approximates the proceeds (costs) to settle the outstanding contracts. Interest rates on variable debt are estimated by the Company using the average implied forward LIBOR rates for the year of maturity based on the yield curve in effect at December 31, 1997 plus the borrowing margin in effect for each credit facility at December 31, 1997. Average receive rates on the Variable to Fixed Swaps are estimated by the Company using the average implied forward LIBOR rates for the year of maturity based on the yield curve in effect at December 31, 1997. While Swaps, Caps and Collars represent an integral part of the Company's interest rate risk management program, their incremental effect on interest expense for the years ended December 31, 1997, 1996 and 1995 was not significant.

Foreign Currency Exchange Rate Risk

The Company has entered into certain foreign exchange option contracts ("FX Options") as a normal part of its foreign currency risk management efforts. These FX Options are used to limit Comcast UK Cable's exposure to the risk that the eventual cash outflows related to net monetary liabilities denominated in currencies other than its functional currency (the UK Pound Sterling or "UK Pound") (principally the 2007 Discount Debentures) are adversely affected by changes in exchange rates. During 1995, Comcast UK Cable entered into certain foreign exchange put option contracts ("FX Puts") which may be settled only on November 16, 2000. As of December 31, 1997 and 1996, Comcast UK Cable had (UK Pound)250.0 million notional amount of FX Puts to purchase US dollars at an exchange rate of $1.35 per (UK Pound)1.00 (the "Ratio"). The FX Puts provide a hedge, to the extent the exchange rate falls below the Ratio, against Comcast UK Cable's net monetary liabilities denominated in US dollars since gains and losses realized on the FX Puts are offset against foreign exchange gains or losses realized on the underlying net liabilities. Premiums paid for the FX Puts, of $21.4 million, have been recorded as assets in the Company's consolidated balance sheet. These premiums are being amortized over the terms of the related contracts. As of December 31, 1997 and 1996, the FX Puts had carrying values of $13.1 million and $18.4 million, respectively, and estimated fair values of $5.2 million and $5.5 million, respectively. The difference between the carrying amount and the estimated fair value of the FX Puts was not significant as of December 31, 1995.

In 1995, in order to reduce hedging costs, Comcast UK Cable sold foreign exchange call option contracts ("FX Calls") to exchange (UK Pound)250.0 million notional amount. Comcast UK Cable received $5.3 million from the sale of these contracts. These contracts may only be settled on their expiration dates. Of these contracts, (UK Pound)200.0 million notional amount, with an exchange ratio of $1.70 per (UK Pound)1.00, expired unexercised in November 1996 while the remaining contract, with a (UK Pound)50.0 million notional amount and an exchange ratio of $1.62 per (UK Pound)1.00, has a settlement date in November 2000. In 1996, in order to continue to reduce hedging costs, Comcast UK Cable sold additional FX Calls, for proceeds of $3.5 million, to exchange (UK Pound)200.0 million notional amount at an average exchange ratio of $1.75 per (UK Pound)1.00. These contracts expired unexercised in the fourth quarter of 1997. The FX Calls are marked-to-market on a current basis in the Company's consolidated statement of operations.

As of December 31, 1997 and 1996, the estimated fair value of the liabilities related to the FX Calls, as recorded in the Company's consolidated balance sheet, was $4.4 million and $12.2 million, respectively. Changes in fair value between measurement dates relating to the FX Calls resulted in exchange gains of $7.4 million and exchange losses of $2.2 million during the years ended December 31, 1997 and 1996, respectively. There were no significant exchange gains or losses relating to these contracts during the year ended December 31, 1995.

The table set forth  below  summarizes  the fair  values and  contract  terms of
financial   instruments,   subject  to  foreign  currency  exchange  rate  risk,
maintained by the Company (dollars in millions):

                                                              Expected        Fair Value at
                                                            Maturity 2007       12/31/97
On Balance Sheet Financial Instruments

(UK Pound)UK Functional Currency:
   Long-term debt ($US) at accreted value............            $378.3           $417.7
     Average interest rate...........................             11.20%

                                                              Expected        Fair Value at
                                                            Maturity 2000     12/31/97 (1)
Foreign Exchange Rate Derivatives

(UK Pound)UK Functional Currency:
   FX Puts
     Contract amount.................................            $337.5             $5.2
     Exchange rate ($US/(UK Pound)UK)................              1.35
   FX Calls
     Contract amount.................................             $81.0            ($4.4)
     Exchange rate ($US/(UK Pound)UK)................              1.62

---------------
(1) The estimated fair value approximates the proceeds (costs) to settle the outstanding contracts.

Equity Price Risk

As part of the Repurchase Program, the Company sold put options on shares of its Class A Special Common Stock. Put options on 4.0 million shares, sold by the Company during 1996 and 1995 and outstanding at December 31, 1996, expired unexercised during the first quarter of 1997. Upon expiration, the Company reclassified $69.6 million, the amount it would have been obligated to pay to repurchase such shares had the put options been exercised, from common equity put options to additional capital in the Company's consolidated balance sheet.

As part of the Repurchase Program, in April 1997, the Company sold put options on 2.0 million shares of its Class A Special Common Stock. The put options give the holder the right to require the Company to repurchase such shares at $15.68 per share on specific dates in April and May 1998. The amount the Company would be obligated to pay to repurchase such shares upon exercise of the put options, totaling $31.4 million, has been reclassified from additional capital to common equity put options in the Company's December 31, 1997 consolidated balance sheet. The difference between the proceeds from the sale of these put options and their estimated fair value was not significant as of December 31, 1997.

                            -------------------------

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

Statement of Cash Flows

Cash and cash equivalents increased $82.4 million as of December 31, 1997 from December 31, 1996 and decreased $207.8 million as of December 31, 1996 from December 31, 1995. Changes in cash and cash equivalents resulted from cash flows from operating, financing and investing activities as explained below.

Net cash provided by operating activities amounted to $916.0 million, $799.6 million and $520.7 million for the years ended December 31, 1997, 1996 and 1995, respectively. The increases of $116.4 million and $278.9 million from 1996 to 1997 and 1995 to 1996 were principally due to the increase in the Company's operating income before depreciation and amortization (see "Results of Operations"), including the effects of the Scripps Acquisition and changes in working capital as a result of the timing of receipts and disbursements.

Net cash provided by (used in) financing activities, which includes the issuances and repurchases of securities as well as borrowings and repayments of debt, was $355.6 million, ($81.2) million and $2.036 billion for the years ended December 31, 1997, 1996 and 1995, respectively. During 1997, the Company borrowed $3.045 billion, including the Cable Notes of $1.691 billion, the Cellular Notes of $998.4 million, the Disney Notes of $132.8 million and borrowings under its existing lines of credit, and repaid $3.580 billion of its long-term debt, including $1.665 billion relating to the Cable Refinancing, $981.8 million relating to the Cellular Refinancing, $43.6 million relating to the redemption of the Step Up Debentures and $139.3 million relating to the redemption of the 10% Debentures. Deferred financing costs of $44.9 million were incurred during 1997 related principally to the issuance of the Cable Notes and the Cellular Notes. In addition, during 1997, the Company received $1.0 billion from Microsoft Corporation for the issuance of its Class A Special Common Stock and Series B Preferred Stock, repurchased $33.6 million of its common stock and paid cash dividends on its Common Stock and Series A Preferred Stock of $34.0 million. During 1996, the Company borrowed $839.5 million under new and existing lines of credit and repaid $734.4 million, including $257.4 million in connection with the refinancing of certain indebtedness and $123.7 million of repayments under a vendor financing arrangement. Net repurchases of the Company's common stock in 1996 were $175.9 million and cash dividends paid on its common stock and Series A Preferred Stock totaled $26.8 million. During 1995, the Company borrowed $3.728 billion including $1.1 billion in connection with the QVC Acquisition, $1.085 billion in connection with the refinancing of certain indebtedness, $300.9 million associated with the funding of Sprint PCS, $300.0 million of the 2007 Discount Debentures,

$250.0 million of the Company's 9-3/8% senior subordinated debentures due 2005 and $250.0 million of the Company's 9-1/8% senior subordinated debentures due 2006. During 1995, the Company retired and repaid $1.620 billion of its long-term debt, including $1.186 billion in connection with the refinancing of certain indebtedness, and $175.0 million of optional repayments on QVC's credit facility. Deferred financing costs of $43.5 million incurred during 1995 related principally to the refinancing of certain indebtedness and borrowings of the 2007 Discount Debentures. In addition, during 1995, the Company paid cash dividends on its common stock of $22.4 million.

Net cash used in investing activities was $1.189 billion, $926.2 million and $2.353 billion for the years ended December 31, 1997, 1996 and 1995, respectively. During 1997, net cash used in investing activities includes acquisitions, net of cash acquired, of $170.1 million, relating primarily to the acquisition of E! Entertainment, investments in affiliates of $268.7 million, including capital contributions to Sprint PCS of $144.3 million, and capital expenditures of $925.5 million. Cash proceeds from investing activities include proceeds from the sales of and distributions from short-term and long-term investments of $216.7 million, including $98.4 million from sales of Nextel Communications, Inc. ("Nextel") common stock and options and $68.9 million from the sale of TCGI Class A Stock. During 1996, net cash used in investing activities includes acquisitions, net of cash acquired, of $60.4 million, additional cash investments in affiliates of $502.0 million, including $159.6 million in connection with the Company's investment in Comcast-Spectacor, capital contributions to Sprint PCS of $106.8 million and the purchase of Nextel shares of $99.9 million, and capital expenditures of $670.4 million. Cash proceeds from investing activities include proceeds from the sales of short-term and long-term investments of $377.7 million, including $105.4 million from sales of Nextel shares and $52.5 million of distributions from Garden State Cablevision, L.P., an investee of the Company. As the Company issued shares of its Class A Special Common Stock as consideration in the Scripps Acquisition, the transaction had no significant impact on investing activities in the consolidated statement of cash flows. During 1995, net cash used in investing activities includes acquisitions of $1.386 billion, principally the acquisition of QVC, net of cash acquired, additional cash investments in affiliates of $480.2 million, including capital contributions to Sprint PCS of $327.5 million, capital expenditures of $623.0 million and net purchases of short-term investments of $240.8 million. Such amounts were offset by proceeds from sales of long-term investments of $410.5 million, principally in connection with the Heritage Transaction (see "Results of Operations - Consolidated Analysis") and the sale of Nextel shares.

Results of Operations

The effects of the Company's recent acquisitions, as well as increased levels of capital expenditures, were to increase significantly the Company's revenues and expenses, resulting in substantial increases in its operating income before depreciation and amortization, depreciation expense, amortization expense and interest expense. In addition, the Company's equity in net losses of affiliates has increased principally as a result of the start-up nature of certain of the Company's equity investees (see "Operating Results by Business Segment" and "Consolidated Analysis").

Summarized consolidated financial information for the Company for the three years ended December 31, 1997 is as follows (dollars in millions, "NM" denotes percentage is not meaningful):

                                                                      Year Ended
                                                                     December 31,            Increase/(Decrease)
                                                                   1997         1996           $             %
Revenues......................................................   $4,912.6     $4,038.4       $874.2        21.6%
Cost of goods sold from electronic retailing..................    1,270.2      1,114.2        156.0        14.0
Operating, selling, general and administrative expenses.......    2,173.9      1,717.0        456.9        26.6
                                                                 --------     --------
Operating income before depreciation and amortization (1) ....    1,468.5      1,207.2        261.3        21.6
Depreciation..................................................      474.3        314.6        159.7        50.8
Amortization..................................................      462.1        383.7         78.4        20.4
                                                                 --------     --------
Operating income..............................................      532.1        508.9         23.2         4.6
                                                                 --------     --------
Interest expense..............................................      564.9        540.8         24.1         4.5
Investment income.............................................     (137.1)      (122.6)        14.5        11.8
Equity in net losses of affiliates............................      330.1        144.8        185.3          NM
Gain from equity offering of affiliate........................       (7.7)       (40.6)       (32.9)      (81.0)
Other.........................................................       11.0          2.6          8.4          NM
Income tax expense............................................       55.6         84.4        (28.8)      (34.1)
Minority interest.............................................      (76.2)       (48.0)        28.2        58.8
Extraordinary items...........................................      (30.2)        (1.0)        29.2          NM
                                                                 --------     --------
Net loss......................................................    ($238.7)      ($53.5)      $185.2          NM
                                                                 ========     ========

                                                                      Year Ended
                                                                     December 31,            Increase/(Decrease)
                                                                   1996         1995           $             %
Revenues......................................................   $4,038.4     $3,362.9       $675.5        20.1%
Cost of goods sold from electronic retailing..................    1,114.2        900.8        213.4        23.7
Operating, selling, general and administrative expenses.......    1,717.0      1,443.3        273.7        19.0
                                                                 --------     --------
Operating income before depreciation and amortization (1).....    1,207.2      1,018.8        188.4        18.5
Depreciation..................................................      314.6        339.9        (25.3)       (7.4)
Amortization..................................................      383.7        349.1         34.6         9.9
                                                                 --------     --------
Operating income..............................................      508.9        329.8        179.1        54.3
                                                                 --------     --------
Interest expense..............................................      540.8        524.7         16.1         3.1
Investment income.............................................     (122.6)      (229.8)      (107.2)      (46.6)
Equity in net losses of affiliates............................      144.8         86.6         58.2        67.2
Gain from equity offering of affiliate........................      (40.6)                     40.6          NM
Other.........................................................        2.6         (6.3)        (8.9)         NM
Income tax expense............................................       84.4         42.1         42.3          NM
Minority interest.............................................      (48.0)       (49.7)        (1.7)       (3.4)
Extraordinary items...........................................       (1.0)        (6.1)        (5.1)      (83.6)
                                                                 --------     --------
Net loss......................................................     ($53.5)      ($43.9)        $9.6        21.9%
                                                                 ========     ========

------------
(1) Operating income before depreciation and amortization is commonly referred to in the Company's businesses as "operating cash flow." Operating cash flow is a measure of a company's ability to generate cash to service its obligations, including debt service obligations, and to finance capital and other expenditures. In part due to the capital intensive nature of the Company's businesses and the resulting significant level of non-cash depreciation and amortization expense, operating cash flow is frequently used as one of the bases for comparing businesses in the Company's industries, although the Company's measure of operating cash flow may not be comparable to similarly titled measures of other companies. Operating cash flow does not purport to represent net income or net cash provided by operating activities, as those terms are defined under generally accepted accounting principles, and should not be considered as an alternative to such measurements as an indicator of the Company's performance. See "Statement of Cash Flows" above for a discussion of net cash provided by operating activities.

Operating Results by Business Segment

The following represent the operating results of the Company's significant business segments, including: "Domestic Cable Communications," the most significant of the Company's cable communications operations; "Electronic Retailing," the most significant of the Company's content businesses; and "Cellular Communications," the most significant of the Company's cellular/personal communications services telecommunications operations. The remaining components of the Company's operations are not independently significant to the Company's consolidated financial position or results of operations (see Note 10 to the Company's consolidated financial statements).

Domestic Cable Communications

As a result of the Scripps Acquisition, the Company commenced consolidating the financial results of Scripps Cable effective November 1, 1996. The following table presents actual financial information for the year ended December 31, 1997 and pro forma financial information for the years ended December 31, 1996 and 1995 as if the Scripps Acquisition occurred on January 1, 1995. Pro forma financial information is presented herein for purposes of analysis and may not reflect what actual operating results would have been had the Company owned Scripps Cable since January 1, 1995 (dollars in millions):

                                                          Year Ended
                                                         December 31,
                                                                     Pro Forma                 Increase
                                                     1997              1996               $                 %
Service income...................................   $2,073.0         $1,893.8           $179.2             9.5%
Operating, selling, general and
     administrative expenses.....................    1,085.3            979.1            106.2            10.8
                                                    --------         --------           ------
Operating income before depreciation
     and amortization (a)........................     $987.7           $914.7            $73.0             8.0%
                                                    ========         ========           ======

                                                          Year Ended
                                                         December 31,
                                                   Pro Forma         Pro Forma                 Increase
                                                     1996              1995               $                 %
Service income...................................   $1,893.8         $1,729.7           $164.1             9.5%
Operating, selling, general and
     administrative expenses.....................      979.1            892.6             86.5             9.7
                                                    --------         --------           ------
Operating income before depreciation
     and amortization (a)........................     $914.7           $837.1            $77.6             9.3%
                                                    ========         ========           ======

---------------
(a) See footnote (1) on page 36.

Of the respective $179.2 million and $164.1 million increases in service income for the years ended December 31, 1997 and 1996, $38.1 million and $45.8 million are attributable to subscriber growth, $122.8 million and $101.0 million relate to changes in rates, $11.0 million and $5.5 million are attributable to growth in cable advertising sales and $7.3 million and $11.8 million relate to other product offerings.

Of the respective $106.2 million and $86.5 million increases in operating, selling, general and administrative expenses for the years ended December 31, 1997 and 1996, $27.9 million and $34.7 million are attributable to increases in the costs of cable programming as a result of subscriber growth, additional channel offerings and changes in rates, $19.2 million and $13.5 million are attributable to increases in costs associated with customer service, $7.7 million and $4.5 million are attributable to growth in cable advertising sales and $51.4 million and $33.8 million result from increases in the costs of labor, other volume related expenses and costs associated with new product offerings. It is anticipated that the Company's cost of cable programming will increase in the future as cable programming rates increase and additional sources of cable programming become available.

Electronic Retailing

As a result of the QVC Acquisition, the Company commenced consolidating the financial results of QVC effective February 1, 1995. The following table presents actual financial information for the years ended December 31, 1997 and 1996 and pro forma financial information for the year ended December 31, 1995 as if the QVC Acquisition occurred on January 1, 1995. Pro forma financial information is presented herein for purposes of analysis and may not reflect what actual operating results would have been had the Company owned QVC since January 1, 1995 (dollars in millions):

                                                          Year Ended
                                                          December 31,                         Increase
                                                     1997              1996               $                 %
Net sales from electronic retailing..............   $2,082.5         $1,835.8           $246.7            13.4%
Cost of goods sold from electronic retailing.....    1,270.2          1,114.2            156.0            14.0
Operating, selling, general and administrative
     expenses....................................      474.6            421.3             53.3            12.7
                                                    --------         --------           ------
Operating income before depreciation
     and amortization (a)........................     $337.7           $300.3            $37.4            12.5%
                                                    ========         ========           ======

Gross margin.....................................       39.0%            39.3%
                                                    ========         ========

                                                          Year Ended
                                                         December 31,
                                                                     Pro Forma                 Increase
                                                     1996              1995               $                 %
Net sales from electronic retailing..............   $1,835.8         $1,619.2           $216.6            13.4%
Cost of goods sold from electronic retailing.....    1,114.2            978.8            135.4            13.8
Operating, selling, general and administrative
     expenses....................................      421.3            385.0             36.3             9.4
                                                    --------         --------           ------
Operating income before depreciation
     and amortization (a)........................     $300.3           $255.4            $44.9            17.6%
                                                    ========         ========           ======

Gross margin.....................................       39.3%            39.6%
                                                    ========         ========

---------------
(a) See footnote (1) on page 36.

The respective increases in net sales from electronic retailing of $246.7 million and $216.6 million for the years ended December 31, 1997 and 1996 are primarily attributable to the effects of 7.4% and 7.2% increases, respectively in the average number of homes receiving QVC services in the US and 13.7% and 36.5% increases, respectively, in the average number of homes receiving QVC services in the UK.

An allowance for returned merchandise is provided as a percentage of sales based on historical experience. The return provision was approximately 21% of gross sales for each of the years ended December 31, 1997, 1996 and 1995.

The increases in cost of goods sold from electronic retailing are primarily related to the growth in net sales. The changes in gross margin between these periods are primarily due to slight changes in product mix from year to year.

Of the respective increases in operating, selling, general and administrative expenses of $53.3 million and $36.3 million for the years ended December 31, 1997 and 1996, $25.5 million and $6.0 million are attributable to start-up costs incurred by QVC in Germany, which began operations in the fourth quarter of 1996, and the remaining increases are primarily attributable to higher sales volume, increases in advertising costs and additional costs associated with new businesses, offset, in part, by the reduction in expenses realized upon consolidation of QVC's multichannel operations in 1996.

Cellular Communications

The following table sets forth the operating results for the Company's cellular communications segment (dollars in millions):

                                                          Year Ended
                                                          December 31,                         Increase
                                                     1997              1996               $                 %
Service income...................................     $444.9           $426.1            $18.8             4.4%
Operating, selling, general and administrative
     expenses....................................      269.5            265.9              3.6             1.4
                                                      ------           ------            -----
Operating income before depreciation
     and amortization (a)........................     $175.4           $160.2            $15.2             9.5%
                                                      ======           ======            =====

                                                          Year Ended
                                                          December 31,                         Increase
                                                     1996              1995               $                 %
Service income...................................     $426.1           $374.9            $51.2            13.7%
Operating, selling, general and administrative
     expenses....................................      265.9            237.1             28.8            12.1
                                                      ------           ------            -----
Operating income before depreciation
     and amortization (a)........................     $160.2           $137.8            $22.4            16.3%
                                                      ======           ======            =====

---------------
(a) See footnote (1) on page 36.

Of the respective $18.8 million and $51.2 million increases in service income for the years ended December 31, 1997 and 1996, $18.2 million and $69.6 million, respectively, are attributable to the Company's subscriber growth and $15.4 million and $500,000, respectively, are attributable to roamer growth. Offsetting the increases are decreases of $14.8 million and $18.9 million, respectively, resulting primarily from a reduction in the average rate per minute of use as a result of promotional and free minutes provided to customers.

The $3.6 million increase in operating, selling, general and administrative expenses from 1996 to 1997 is primarily attributable to a $10.5 million increase in fixed costs related to retail centers. Offsetting this increase is a decrease of $6.9 million primarily attributable to expense reductions achieved through implementation of fraud management programs, improved bad debt experience as a result of stronger credit procedures and a reduction in commission costs resulting from fewer gross subscriber additions in 1997. The $28.8 million increase in operating, selling, general and administrative expenses from 1995 to 1996 is primarily attributable to a $24.3 million increase related to subscriber growth, including the costs to acquire and service subscribers. The remaining increase of $4.5 million is primarily due to increases in customer service and administrative costs, partially offset by expense reductions achieved through implementation of fraud management programs.

Consolidated Analysis

The $159.7 million increase in depreciation expense from 1996 to 1997 is primarily attributable to the effects of capital expenditures during 1996 and 1997 and the effects of the Scripps Acquisition. The $25.3 million decrease in depreciation expense from 1995 to 1996 is primarily attributable to the effects of the rebuild of certain of the Company's cellular equipment in 1995 (see below), offset in part by the effects of capital expenditures during 1995 and 1996 and the effects of the Scripps Acquisition in 1996.

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

The $78.4 million and $34.6 million increases in amortization expense from 1996 to 1997 and 1995 to 1996, respectively, are primarily attributable to the effects of the Scripps Acquisition in November 1996 and the effects of the QVC Acquisition in February 1995, respectively.

The $24.1 million increase in interest expense from 1996 to 1997 is primarily attributable to an increase in the Company's weighted average interest rate on the Company's outstanding debt and a decrease in capitalized interest from 1996 to 1997, offset, in part, by a decrease in the Company's outstanding long-term debt. The $16.1 million increase in interest expense from 1995 to 1996 is primarily attributable to an increase in the Company's outstanding long-term debt, offset, in part, by a decrease in interest rates and an increase in capitalized interest from 1995 to 1996.

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

The $14.5 million increase in investment income from 1996 to 1997 is primarily attributable to the $68.9 million gain recognized in 1997 on the sale of TCGI Class A stock, offset, in part, by the $47.3 million gain recognized upon the exchange of the shares of Turner Broadcasting System, Inc. ("TBS") held by the Company for Time Warner, Inc. ("Time Warner") common stock in 1996 as a result of the merger of Time Warner and TBS in October 1996. The $107.2 million decrease in investment income from 1995 to 1996 is principally due to the effects of the gain realized in the Heritage Transaction in 1995 (see below), offset, in part, by the gain recognized upon the exchange of the shares of TBS held by the Company for Time Warner common stock in 1996.

In January 1995, the Company exchanged its investments in Heritage Communications, Inc. with TCI for 13.3 million publicly-traded Class A common shares of TCI with a fair market value of $290.0 million. Shortly thereafter, the Company sold 9.1 million unrestricted TCI shares for total proceeds of $188.1 million (collectively, the "Heritage Transaction"). As a result of these transactions, the Company recognized a pre-tax gain of $141.0 million as investment income in 1995.

In February 1997, in connection with an acquisition, TCGI issued 2.1 million unregistered shares of its TCGI Class A Stock. As a result of the stock issuance, the Company recorded a $7.7 million increase in its proportionate share of TCGI's net assets as a gain from equity offering of affiliate in its 1997 consolidated statement of operations. As a result of the TCGI IPO, the Company recorded a $40.6 million increase in its proportionate share of TCGI's net assets as a gain from equity offering of affiliate in its 1996 consolidated statement of operations.

The $185.3 million and $58.2 million increases in equity in net losses of affiliates from 1996 to 1997 and 1995 to 1996, respectively, are due to the timing of investments in and changes in losses incurred by Sprint PCS, TCGI, the Company's international investees, Comcast-Spectacor and certain programming investees, and the effects of the E! Acquisition. Based on Sprint PCS' current operations and business plan, the Company anticipates that its proportionate share of Sprint PCS' losses will be significant in future years. In addition, as a result of the acquisition of E! Entertainment, the Company recorded a charge representing the cumulative amount that would have been recorded had the Company accounted for its investment in E! Entertainment under the equity method since the date of initial investment (the "Cumulative Charge"). Since the Company's proportionate share of E! Entertainment's cumulative losses was in excess of the Company's historical cost basis in E! Entertainment and as the Company was under no contractual obligation to fund the losses of E! Entertainment, the Cumulative Charge was limited to the Company's historical cost basis of $12.1 million. Such amount is included in equity in net losses of affiliates in the Company's 1997 consolidated statement of operations as it is not significant for restatement of the Company's prior year financial statements.

The $8.4 million and $8.9 million increases in other expense from 1996 to 1997 and from 1995 to 1996 are primarily attributable to the settlement of certain litigation in 1996 and the effects of changes in foreign exchange gains and losses.

The $28.8 million decrease in income tax expense from 1996 to 1997 is primarily attributable to the increase in loss before income taxes, offset by increases in certain non-deductible expenses, such as goodwill amortization, foreign losses and equity in net losses of certain affiliates. The $42.3 million increase in income tax expense from 1995 to 1996 is primarily attributable to the decrease in loss before income taxes, plus increases in certain non-deductible expenses.

The $28.2 million increase in minority interest income from 1996 to 1997 is primarily attributable to minority interests in the net loss of Comcast UK Cable and the net income of QVC.

Extraordinary items for the year ended December 31, 1997 of $30.2 million or $.09 per common share consist of unamortized debt acquisition costs and debt extinguishment costs of $47.9 million, net of the related tax benefit of $17.7 million, expensed in connection with the Cable Refinancing, the Cellular Refinancing, the redemption of the 10% Debentures, the redemption of the Step Up Debentures and repayments made with the proceeds from the New Bank Facility.

The extraordinary item for the year ended December 31, 1996 of $1.0 million consists of unamortized debt acquisition costs of $1.8 million, net of the related tax benefit of $800,000, expensed in connection with the prepayment of a portion of a subsidiary's outstanding debt.

The extraordinary item for the year ended December 31, 1995 of $6.1 million or $.02 per common share consists of debt extinguishment costs of $9.4 million, net of the related tax benefit of $3.3 million, expensed in connection with the refinancing of certain indebtedness.

For the years ended December 31, 1997, 1996 and 1995, the Company's distributions from investees and earnings before extraordinary items, income tax expense, equity in net losses of affiliates and fixed charges (interest expense) were $742.1 million, $770.0 million and $615.6 million, respectively. Such earnings were adequate to cover the Company's fixed charges, including capitalized interest of $18.0 million, $32.1 million and $6.4 million, of $582.9 million, $572.9 million and $531.1 million for the years ended December 31, 1997, 1996 and 1995, respectively. The Company's fixed charges include non-cash interest expense of $75.5 million, $97.0 million and $60.2 million for the years ended December 31, 1997, 1996 and 1995, respectively.

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

ITEM 8    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA





INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
Comcast Corporation
Philadelphia, Pennsylvania

We have audited the accompanying consolidated balance sheet of Comcast Corporation and its subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity (deficiency) and of cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the consolidated financial statements of QVC, Inc. ("QVC") (a consolidated subsidiary) which statements reflect total assets constituting 17% of the Company's consolidated total assets as of December 31, 1997 and 1996 and total revenues constituting 42%, 45% and 44% of the Company's consolidated revenues for the years ended December 31, 1997, 1996 and 1995, respectively. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included in the Company's consolidated financial statements for QVC, is based solely upon the report of such other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of other auditors, such consolidated financial statements present fairly, in all material respects, the financial position of Comcast Corporation and its subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.



Deloitte & Touche LLP

Philadelphia, Pennsylvania
February 27, 1998

COMCAST CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET
(Dollars in millions, except share data)

                                                                                    December 31,
ASSETS                                                                        1997                1996
CURRENT ASSETS
   Cash and cash equivalents.............................................    $413.7               $331.3
   Short-term investments................................................     163.9                208.3
   Accounts receivable, less allowance for doubtful
     accounts of $115.0 and $97.1........................................     498.8                439.3
   Inventories, net......................................................     324.0                258.4
   Other current assets..................................................     159.1                168.5
                                                                          ---------            ---------

       Total current assets..............................................   1,559.5              1,405.8
                                                                          ---------            ---------

INVESTMENTS, principally in affiliates...................................   1,264.3              1,177.7
                                                                          ---------            ---------

PROPERTY AND EQUIPMENT...................................................   4,285.4              3,600.1
   Accumulated depreciation..............................................  (1,388.5)            (1,061.3)
                                                                          ---------            ---------
   Property and equipment, net...........................................   2,896.9              2,538.8
                                                                          ---------            ---------

DEFERRED CHARGES
   Franchise and license acquisition costs...............................   4,920.5              4,895.7
   Excess of cost over net assets acquired and other.....................   4,292.8              3,683.1
                                                                          ---------            ---------
                                                                            9,213.3              8,578.8
   Accumulated amortization..............................................  (2,129.8)            (1,612.5)
                                                                          ---------            ---------
   Deferred charges, net.................................................   7,083.5              6,966.3
                                                                          ---------            ---------

                                                                          $12,804.2            $12,088.6
                                                                          =========            =========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable and accrued expenses.................................  $1,195.5             $1,044.3
   Accrued interest......................................................      89.6                 91.1
   Current portion of long-term debt.....................................     132.7                229.5
                                                                          ---------            ---------

       Total current liabilities.........................................   1,417.8              1,364.9
                                                                          ---------            ---------

LONG-TERM DEBT, less current portion.....................................   6,558.6              7,102.7
                                                                          ---------            ---------

DEFERRED INCOME TAXES....................................................   2,112.2              2,140.5
                                                                          ---------            ---------

MINORITY INTEREST AND OTHER..............................................   1,037.7                859.3
                                                                          ---------            ---------

COMMITMENTS AND CONTINGENCIES

COMMON EQUITY PUT OPTIONS................................................      31.4                 69.6
                                                                          ---------            ---------

STOCKHOLDERS' EQUITY
   Preferred stock - authorized, 20,000,000 shares;
     5% series A convertible, no par value; issued,
     6,370 at redemption value...........................................      31.9                 31.9
     5.25% series B mandatorily redeemable convertible,
     $1,000 par value; issued, 513,211 at redemption value...............     513.2
   Class A special common stock, $1 par value - authorized,
     500,000,000 shares; issued, 317,025,969 and 283,281,675 ............     317.0                283.3
   Class A common stock, $1 par value - authorized,
     200,000,000 shares; issued, 31,793,487 and 33,959,368...............      31.8                 34.0
   Class B common stock, $1 par value - authorized,
     50,000,000 shares; issued, 8,786,250 ...............................       8.8                  8.8
   Additional capital....................................................   3,030.6              2,326.6
   Accumulated deficit...................................................  (2,415.9)            (2,127.1)
   Unrealized gains on marketable securities.............................     140.7                  0.1
   Cumulative translation adjustments....................................     (11.6)                (6.0)
                                                                          ---------            ---------

       Total stockholders' equity........................................   1,646.5                551.6
                                                                          ---------            ---------

                                                                          $12,804.2            $12,088.6
                                                                          =========            =========

See notes to consolidated financial statements.

COMCAST CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS
(Amounts in millions, except per share data)

                                                                                   Year Ended December 31,
                                                                          1997              1996             1995
REVENUES
   Service income.............................................          $2,830.1         $2,202.6          $1,875.2
   Net sales from electronic retailing........................           2,082.5          1,835.8           1,487.7
                                                                        --------         --------          --------

                                                                         4,912.6          4,038.4           3,362.9
                                                                        --------         --------          --------

COSTS AND EXPENSES
   Operating..................................................           1,239.7            948.7             803.4
   Cost of goods sold from electronic retailing...............           1,270.2          1,114.2             900.8
   Selling, general and administrative........................             934.2            768.3             639.9
   Depreciation...............................................             474.3            314.6             339.9
   Amortization...............................................             462.1            383.7             349.1
                                                                        --------         --------          --------

                                                                         4,380.5          3,529.5           3,033.1
                                                                        --------         --------          --------

OPERATING INCOME..............................................             532.1            508.9             329.8

OTHER (INCOME) EXPENSE
   Interest expense...........................................             564.9            540.8             524.7
   Investment income..........................................            (137.1)          (122.6)           (229.8)
   Equity in net losses of affiliates.........................             330.1            144.8              86.6
   Gain from equity offering of affiliate.....................              (7.7)           (40.6)
   Other......................................................              11.0              2.6              (6.3)
                                                                        --------         --------          --------

                                                                           761.2            525.0             375.2
                                                                        --------         --------          --------

LOSS BEFORE INCOME TAX EXPENSE, MINORITY
   INTEREST AND EXTRAORDINARY ITEMS...........................            (229.1)           (16.1)            (45.4)

INCOME TAX EXPENSE............................................              55.6             84.4              42.1
                                                                        --------         --------          --------

LOSS BEFORE MINORITY INTEREST AND EXTRAORDINARY
   ITEMS......................................................            (284.7)          (100.5)            (87.5)

MINORITY INTEREST.............................................             (76.2)           (48.0)            (49.7)
                                                                        --------         --------          --------

LOSS BEFORE EXTRAORDINARY ITEMS...............................            (208.5)           (52.5)            (37.8)

EXTRAORDINARY ITEMS ..........................................             (30.2)            (1.0)             (6.1)
                                                                        --------         --------          --------

NET LOSS......................................................            (238.7)           (53.5)            (43.9)

PREFERRED DIVIDENDS...........................................             (14.8)            (0.7)
                                                                        --------         --------          --------

NET LOSS FOR COMMON STOCKHOLDERS..............................           ($253.5)          ($54.2)           ($43.9)
                                                                        ========         ========          ========

LOSS FOR COMMON STOCKHOLDERS PER COMMON SHARE
   Loss before extraordinary items............................             ($.66)           ($.21)            ($.16)
   Extraordinary items........................................              (.09)                              (.02)
                                                                        --------         --------          --------

     Net loss.................................................             ($.75)           ($.21)            ($.18)
                                                                        ========         ========          ========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
   OUTSTANDING ...............................................             339.0            247.6             239.7
                                                                        ========         ========          ========

See notes to consolidated financial statements.

COMCAST CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS
(Dollars in millions)

                                                                                  Year Ended December 31,
                                                                         1997              1996             1995
OPERATING ACTIVITIES
   Net loss...................................................           ($238.7)          ($53.5)           ($43.9)
   Adjustments to reconcile net loss to net cash provided
    by operating activities:
     Depreciation.............................................             474.3            314.6             339.9
     Amortization.............................................             462.1            383.7             349.1
     Non-cash interest expense, net...........................              51.3             62.2              53.8
     Equity in net losses of affiliates.......................             330.1            144.8              86.6
     Gain from equity offering of affiliate...................              (7.7)           (40.6)
     Gains on sale of a subsidiary............................                                                 (5.5)
     Gains on long-term investments, net......................             (81.0)           (69.2)           (183.0)
     Minority interest........................................             (76.2)           (48.0)            (49.7)
     Extraordinary items......................................              30.2              1.0               6.1
     Deferred income taxes and other..........................             (56.6)            14.0             (15.7)
                                                                        --------           ------          --------
                                                                           887.8            709.0             537.7

     Increase in accounts receivable, net.....................             (35.2)           (38.2)            (62.4)
     Increase in inventories, net.............................             (65.6)            (5.8)            (57.5)
     Decrease (increase) in other current assets..............               6.4              0.6             (23.3)
     Increase in accounts payable and accrued expenses........             109.5            114.9             114.3
     Increase in accrued interest.............................              13.1             19.1              11.9
                                                                        --------           ------          --------

       Net cash provided by operating activities..............             916.0            799.6             520.7
                                                                        --------           ------          --------

FINANCING ACTIVITIES
   Proceeds from borrowings...................................           3,044.5            839.5           3,728.2
   Retirement and repayment of debt...........................          (3,580.3)          (734.4)         (1,619.6)
   Issuance of preferred stock................................             500.0
   Issuances (repurchases) of common stock, net...............             470.2           (175.9)             (7.1)
   Equity contribution to a subsidiary........................                                                  6.6
   Dividends..................................................             (34.0)           (26.8)            (22.4)
   Deferred financing costs...................................             (44.9)            (5.0)            (43.5)
   Other......................................................               0.1             21.4              (6.5)
                                                                        --------           ------          --------

       Net cash provided by (used in) financing activities....             355.6            (81.2)          2,035.7
                                                                        --------           ------          --------

INVESTING ACTIVITIES
   Acquisitions, net of cash acquired.........................            (170.1)           (60.4)         (1,386.0)
   Proceeds from sales (purchases) of short-term investments, net           45.6            210.2            (240.8)
   Investments, principally in affiliates.....................            (268.7)          (502.0)           (480.2)
   Proceeds from sales of and distributions from investments,
     principally in affiliates................................             171.1            167.5             410.5
   Proceeds from investees' repayments of loans...............              30.6
   Capital expenditures.......................................            (925.5)          (670.4)           (623.0)
   Additions to deferred charges..............................             (61.5)           (38.9)            (34.4)
   Other......................................................             (10.7)           (32.2)              1.3
                                                                        --------           ------          --------

       Net cash used in investing activities..................          (1,189.2)          (926.2)         (2,352.6)
                                                                        --------           ------          --------

INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS...........................................              82.4           (207.8)            203.8

CASH AND CASH EQUIVALENTS, beginning of year..................             331.3            539.1             335.3
                                                                        --------           ------          --------

CASH AND CASH EQUIVALENTS, end of year........................            $413.7           $331.3            $539.1
                                                                        ========           ======          ========

See notes to consolidated financial statements.

COMCAST CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
(Dollars in millions, except per share data)

                                                                                                     Unrealized
                                   Preferred Stock           Common Stock                    Accum-   Gains on   Cumulative
                                  Series    Series    Class A                    Additional  ulated  Marketable  Translation
                                     A        B       Special   Class A  Class B   Capital   Deficit Securities  Adjustments  Total

BALANCE, JANUARY 1, 1995............$       $          $191.2    $39.0      $8.8   $875.5  ($1,827.6)    $3.9     ($17.5)   ($726.7)

 Net loss...........................                                                           (43.9)                         (43.9)
 Issuance of common stock...........                      1.1                        17.4                                      18.5
 Conversion of convertible
   subordinated debt to common
   stock............................                      0.4                         4.0                                       4.4
 Exercise of options................                      0.3      0.1                3.2                                       3.6
 Retirement of common stock.........                     (0.2)    (1.4)              (7.5)     (20.4)                         (29.5)
 Cash dividends, common,
    $.0933 per share................                                                           (22.4)                         (22.4)
 Temporary equity related to
   put options .....................                                                (52.1)                                    (52.1)
 Proceeds from sales of put
   options .........................                                                  2.6                                       2.6
 Unrealized gains on marketable
   securities, net of deferred
   taxes of $9.8....................                                                                     18.3                  18.3
 Cumulative translation
   adjustments .....................                                                                                (0.5)      (0.5)
                                    -----    ------    ------    -----      ---- --------  ---------   ------     ------   --------

BALANCE, DECEMBER 31, 1995..........                    192.8     37.7       8.8    843.1   (1,914.3)    22.2      (18.0)    (827.7)

 Net loss...........................                                                           (53.5)                         (53.5)
 Issuance of common stock...........                     97.2                     1,526.3                                   1,623.5
 Issuance of preferred stock........ 31.9                                                                                      31.9
 Exercise of options................                      0.2      0.2                3.0                                       3.4
 Retirement of common stock.........                     (6.9)    (3.9)             (41.4)    (133.2)                        (185.4)
 Cash dividends, common,
    $.0933 per share................                                                           (26.1)                         (26.1)
 Cash dividends, Series A preferred.                                                 (0.7)                                     (0.7)
 Unrecognized gain on issuance of
   common stock of a subsidiary.....                                                 11.6                                      11.6
 Temporary equity related to put
   options .........................                                                (17.5)                                    (17.5)
 Proceeds from sales and extensions
   of put options...................                                                  2.2                                       2.2
 Unrealized losses on marketable
   securities, net of deferred taxes
   of ($11.9).......................                                                                    (22.1)                (22.1)
 Cumulative translation adjustments.                                                                                12.0       12.0
                                    -----    ------    ------    -----      ---- --------  ---------   ------     ------   --------

BALANCE, DECEMBER 31, 1996.......... 31.9               283.3     34.0       8.8  2,326.6   (2,127.1)     0.1       (6.0)     551.6

 Net loss...........................                                                          (238.7)                        (238.7)
 Issuance of common stock...........                     24.9                       475.4                                     500.3
 Issuance of preferred stock........          500.0                                                                           500.0
 Exercise of options................                      1.0                        14.8                                      15.8
 Conversion of convertible
   subordinated debt to common
   stock............................                      8.4                       210.1                                     218.5
 Retirement of common stock.........                     (0.6)    (2.2)             (22.3)     (17.7)                         (42.8)
 Cash dividends, common,
   $.0933 per share.................                                                           (32.4)                         (32.4)
 Cash dividends, Series A preferred.                                                 (1.6)                                     (1.6)
 Series B preferred dividends.......           13.2                                 (13.2)
 Temporary equity related to put
   options .........................                                                 38.2                                      38.2
 Proceeds from sales and extensions
   of put options...................                                                  2.6                                       2.6
 Unrealized gains on marketable
   securities, net of deferred taxes
   of $75.8.........................                                                                    140.6                 140.6
 Cumulative translation adjustments.                                                                                (5.6)      (5.6)
                                    -----    ------    ------    -----      ---- --------  ---------   ------     ------   --------

BALANCE, DECEMBER 31, 1997..........$31.9    $513.2    $317.0    $31.8      $8.8 $3,030.6  ($2,415.9)  $140.7     ($11.6)  $1,646.5
                                    =====    ======    ======    =====      ==== ========  =========   ======     ======   ========

See notes to consolidated financial statements.

COMCAST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


1.   BUSINESS

     Comcast Corporation and its subsidiaries (the "Company") is principally engaged in the development, management and operation of broadband cable networks, cellular and personal communications systems and the provision of content.

     Cable communications includes cable and telecommunications services in the United States ("US") and the United Kingdom ("UK"). The Company's consolidated domestic cable operations served approximately 4.4 million subscribers and passed approximately 7.1 million homes as of December 31, 1997. The Company owns a 50% interest in Garden State Cablevision L.P. ("Garden State"), a cable communications company serving more than 208,000 subscribers and passing more than 297,000 homes in the State of New Jersey. Satellite-delivered video service is provided through the Company's equity interest in and distribution arrangements with Primestar Partners, L.P. ("Primestar") (see Note 4). In the UK, a subsidiary of the Company, Comcast UK Cable Partners Limited ("Comcast UK Cable"), holds ownership interests in four cable and telephony businesses that collectively have the potential to serve over 1.6 million homes (see Notes 3 and 4).

     The Company provides cellular telephone communications services pursuant to licenses granted by the Federal Communications Commission ("FCC") in markets with a population of more than 8.2 million, including the area in and around the City of Philadelphia, Pennsylvania, the State of Delaware and a significant portion of the State of New Jersey. Personal communications services ("PCS") are provided through the Company's investment in Sprint Spectrum Holdings Company, L.P. ("Sprint Spectrum" or "Sprint PCS") (see Note 4).

     Content is provided through the Company's majority-owned, subsidiaries QVC, Inc. ("QVC"), an electronic retailer and E! Entertainment Television, Inc. ("E! Entertainment") (see Note 3), and other investments, including Comcast SportsNet, The Golf Channel, The Speedvision Network and The Outdoor Life Network. Through QVC, the Company markets a wide variety of products and is available to, on a full and part-time basis, over 68 million homes in the US, over 6.5 million homes in the UK and over 9.5 million homes in Germany.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basis of Consolidation
     The consolidated  financial  statements include the accounts of the Company and all wholly owned or controlled subsidiaries. All significant intercompany accounts and transactions among consolidated entities have been eliminated. Included in the Company's consolidated balance sheet as of December 31, 1997 and 1996 are net assets of foreign subsidiaries of $141.1 million and $143.7 million, respectively.

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

     Fair Values
     The estimated fair value amounts presented in these notes to consolidated financial statements have been determined by the Company using available market information and appropriate methodologies. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. The estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. Such fair value estimates are based on pertinent information available to management

COMCAST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995 (Continued)


     as of December 31, 1997 and 1996, and have not been comprehensively revalued for purposes of these consolidated financial statements since such dates.

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

     Inventories - Electronic Retailing
     Inventories, consisting primarily of products held for sale, are stated at the lower of cost or market. Cost is determined by the average cost method, which approximates the first-in, first-out method.

     Investments, Principally in Affiliates
     Investments in entities in which the Company has the ability to exercise significant influence over the operating and financial policies of the investee and investments in partnerships which are not controlled by the
     Company are accounted for under the equity method. Equity method investments are recorded at original cost and adjusted periodically to recognize the Company's proportionate share of the investees' net income or losses after the date of investment, additional contributions made and dividends received. The differences between the Company's recorded investments and its proportionate interests in the book value of the investees' net assets are being amortized to equity in net income or loss, primarily over a period of 20 to 30 years, which is consistent with the estimated lives of the underlying assets.

     Unrestricted publicly traded investments are classified as available for sale and recorded at their fair value, with unrealized gains or losses resulting from changes in fair value between measurement dates recorded as a component of stockholders' equity.

     Restricted publicly traded investments and investments in privately held companies are stated at cost, adjusted for any known diminution in value.

     Property and Equipment
     Property and equipment are stated at cost. Depreciation is provided by the straight-line method over estimated useful lives as follows:

            Buildings and improvements.........................8-40 years
            Operating facilities...............................5-20 years
            Other equipment....................................2-10 years

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

COMCAST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995 (Continued)


     Valuation of Long-Lived Assets
     The Company periodically evaluates the recoverability of its long-lived assets, including property and equipment and deferred charges, using objective methodologies. Such methodologies include evaluations based on the cash flows generated by the underlying assets or other determinants of fair value.

     Foreign Currency Translation
     Assets and liabilities of the Company's foreign subsidiaries, where the functional currency is the local currency, are translated into US dollars at the December 31 exchange rate. The related translation adjustments are recorded as a separate component of stockholders' equity. Revenues and expenses are translated using average exchange rates prevailing during the year. Foreign currency transaction gains and losses are included in other (income) expense.

     Revenue Recognition
     Service income is recognized as service is provided. Credit risk is managed by disconnecting services to cable and cellular customers who are delinquent. Net sales from electronic retailing are recognized at the time of shipment to customers. The Company's policy is to allow customers to return merchandise for credit up to thirty days after date of shipment. An allowance for returned merchandise is provided as a percentage of sales based on historical experience. The return provision was approximately 21% of gross sales for each of the years ended December 31, 1997, 1996 and 1995.

     Stock-Based Compensation
     Effective January 1, 1996, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," which encourages, but does not require, companies to record compensation cost for stock-based compensation plans at fair value. The Company has elected to continue to account for stock-based compensation in accordance with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations, as permitted by SFAS No. 123. Compensation expense for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock. Compensation expense for restricted stock awards is recorded annually based on the quoted market price of the Company's stock at the date of the grant and the vesting period. Compensation expense for stock appreciation rights is recorded annually based on the changes in quoted market prices of the Company's stock or other determinants of fair value at the end of the year (see Note 6).

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

     Capitalized Interest
     Interest is capitalized as part of the historical cost of acquiring qualifying assets, including investments in equity method investees while the investee has activities in progress necessary to commence its planned principal operations. Capitalized interest for the years ended December 31, 1997, 1996 and 1995 was $18.0 million, $32.1 million and $6.4 million, respectively.

COMCAST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995 (Continued)


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

     Derivative Financial Instruments
     The Company uses derivative financial instruments, including interest rate exchange agreements ("Swaps"), interest rate cap agreements ("Caps"), interest rate collar agreements ("Collars"), foreign exchange option contracts ("FX Options"), and common stock option contracts ("Equity Options") to manage its exposure to fluctuations in interest rates, foreign currency exchange rates and prices of its Class A Special Common Stock, par value $1.00 per share (the "Class A Special Common Stock").

     Swaps, Caps and Collars are matched with either fixed or variable rate debt and periodic cash payments are accrued on a settlement basis as an adjustment to interest expense. Any premiums associated with these instruments are amortized over their term and realized gains or losses as a result of the termination of the instruments are deferred and amortized over the remaining term of the underlying debt. Unrealized gains and losses as a result of these instruments are recognized when the underlying hedged item is extinguished or otherwise terminated.

     Written FX Options are marked-to-market on a current basis in the Company's consolidated statement of operations. Gains and losses related to qualifying hedges of foreign currency denominated debt are offset against the translation adjustment included in stockholders' equity.

     Proceeds from sales of Equity Options written on the Company's Class A Special Common Stock are recorded in stockholders' equity and an amount equal to the redemption price of the common stock is reclassified from permanent equity to temporary equity. Subsequent changes in the market value of the Equity Options are not recorded.

     Those instruments that have been entered into by the Company to hedge exposure to interest rate and foreign currency exchange rate risks are periodically examined by the Company to ensure that the instruments are matched with underlying liabilities, reduce the Company's risks relating to interest rates and foreign currency exchange rates, and, through market value and sensitivity analysis, maintain a high correlation to the interest expense or underlying value of the hedged item. For those instruments that do not meet the above criteria, variations in their fair value are marked-to-market on a current basis in the Company's consolidated statement of operations.

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

     New Accounting Pronouncements
     In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." This statement, which establishes standards for reporting and disclosure of comprehensive income, is effective for interim and annual

COMCAST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995 (Continued)


     periods beginning after December 15, 1997, although earlier adoption is permitted. Reclassification of financial information for earlier periods presented for comparative purposes is required under SFAS No. 130. As this statement only requires additional disclosures in the Company's consolidated financial statements, its adoption will not have any impact on the Company's consolidated financial position or results of operations. The Company will adopt SFAS No. 130 effective January 1, 1998.

     In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement, which establishes standards for the reporting of information about operating segments and requires the reporting of selected information about operating segments in interim financial statements, is effective for fiscal years beginning after December 15, 1997, although earlier application is permitted. Reclassification of segment information for earlier periods presented for comparative purposes is required under SFAS No. 131. The Company does not expect adoption of this statement to result in significant changes to its presentation of financial data by business segment (see Note 10). The Company will adopt SFAS No. 131 effective January 1, 1998.

     Loss for Common Stockholders Per Common Share
     Loss for common stockholders per common share is computed by dividing net loss and loss before extraordinary items, after deduction of preferred stock dividends, by the weighted average number of common shares outstanding during the period.

     In February 1997, the FASB issued SFAS No. 128, "Earnings per Share," which was adopted by the Company effective for the year ended December 31, 1997, as required by the statement. For the years ended December 31, 1997, 1996 and 1995, the Company's potential common shares have an antidilutive effect on the loss for common stockholders per common share and, therefore, have not been used in determining the total weighted average number of common shares outstanding. Diluted loss for common stockholders per common share for 1997, 1996 and 1995 is antidilutive and, therefore, has not been presented.

     The following table summarizes those securities that could potentially dilute loss (earnings) for common stockholders per common share in the future that were not included in determining loss for common stockholders per common share as the effect was antidilutive (amounts in millions).

                                                                                December 31,
         Potential Common Shares resulting from:                   1997             1996              1995
         Stock options......................................       16.8             15.5              14.9
         Shares under restricted stock program..............        1.3              1.4               1.1
         Convertible preferred stock........................       22.6              1.3
         Convertible subordinated debt (see Note 6).........       10.5             20.7              20.7
         Written Equity Options.............................        2.0              4.0               3.0
                                                                 ------           ------            ------
                                                                   53.2             42.9              39.7
                                                                 ======           ======            ======

     Reclassifications
     Certain reclassifications have been made to the prior years' consolidated financial statements to conform to those classifications used in 1997.

COMCAST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995 (Continued)


3.   ACQUISITIONS AND OTHER SIGNIFICANT EVENTS

     Sale of Comcast UK Cable
     On February 4, 1998, Comcast UK Cable, a consolidated subsidiary of the Company, entered into a definitive agreement to be acquired by NTL Incorporated ("NTL"), an alternative telecommunications company in the UK. Pursuant to certain conditions, the Company is expected to receive 4.8 million shares of NTL common stock in exchange for all of the shares of Comcast UK Cable held by the Company (the "NTL Transaction"). Based on the closing price of the NTL common stock on February 4, 1998 of $32.00 per share, the Company is expected to recognize a pre-tax gain of $81.4 million upon closing of the NTL Transaction. Certain conditions agreed to in the NTL Transaction restrict the Company's ability to sell the NTL common stock to be received for a period of 180 days after the closing of the NTL Transaction. The NTL Transaction is expected to close in 1998, subject to the receipt of necessary regulatory and shareholder approvals, the consent of the bondholders of Comcast UK Cable and NTL, as well as the consent of certain NTL bank lenders. As of December 31, 1997 and for the year then ended, the assets and revenues of Comcast UK Cable totaled $736.0 million and $93.3 million, respectively.

     AT&T Acquisition of TCGI
     On January 8, 1998, AT&T Corporation ("AT&T") entered into a definitive merger agreement with Teleport Communications Group, Inc. ("TCGI"). Upon closing of the merger (the "AT&T Transaction"), the Company is expected to receive 24.2 million shares of AT&T common stock in exchange for all of the shares of TCGI held by the Company (see Note 4). Based on the closing price of the AT&T common stock on January 30, 1998 of $62.625 per share, the Company is expected to recognize a pre-tax gain of approximately $1.390 billion upon closing of the AT&T Transaction. Certain conditions agreed to in the AT&T Transaction restrict the Company's ability to sell the AT&T common stock to be received for a period of between 45 to 135 days after the closing of the AT&T Transaction. The AT&T Transaction is expected to close in 1998, subject to receipt of necessary regulatory and shareholder approvals.

     E! Entertainment
     On March 31, 1997, the Company, through Comcast Entertainment Holdings LLC (the "LLC"), which is owned 50.1% by the Company and 49.9% by The Walt Disney Company ("Disney"), purchased a 58.4% interest in E! Entertainment from Time Warner for $321.9 million (the "E! Acquisition"). The E! Acquisition was funded by cash contributions to the LLC by the Company and Disney of $132.8 million and $189.1 million, respectively. In connection with the E! Acquisition, the Company contributed its 10.4% interest in E! Entertainment to the LLC. To fund the cash contribution to the LLC, the Company borrowed $132.8 million from Disney in the form of two 10-year, 7% notes (the "Disney Notes").

     In December 1997, the LLC acquired the 10.4% interest in E! Entertainment held by Cox Communications, Inc. ("Cox") for $57.1 million. The acquisition was funded by cash contributions to the LLC by the Company and Disney of $28.6 million and $28.5 million, respectively. As of December 31, 1997, the LLC owns a 79.2% interest in E! Entertainment.

     The Company accounted for the acquisitions under the purchase method and E! Entertainment was consolidated with the Company effective March 31, 1997. The allocation of the purchase price relating to the assets and liabilities of E! Entertainment is preliminary pending a final appraisal.

     Microsoft Investment
     On June 30, 1997 (the "Issuance Date"), the Company and Microsoft Corporation ("Microsoft") completed a Stock Purchase Agreement. Microsoft purchased and the Company issued 24.6 million shares of the Company's Class A Special Common Stock at $20.29 per share, for $500.0 million and 500,000 shares of the Company's newly issued 5.25% Series B Mandatorily Redeemable Convertible Preferred Stock, par value $1,000 per share (the "Series B Preferred Stock"), for $500.0 million (see Note 6).

COMCAST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995 (Continued)


     Offerings of Subsidiary Debt
     In May 1997, Comcast Cable Communications, Inc. ("Comcast Cable") and Comcast Cellular Corporation (formerly Comcast Cellular Holdings, Inc.) ("Comcast Cellular"), both wholly owned subsidiaries of the Company, sold a total of $2.7 billion of nonrecourse public debt with interest rates ranging from 8 1/8% to 9 1/2% and maturity dates from 2004 to 2027. Comcast Cable and Comcast Cellular used the net proceeds from the offerings to repay existing borrowings by their subsidiaries (see Note 5).

     Scripps Cable
     In November 1996, the Company acquired the cable television operations ("Scripps Cable") of The E.W. Scripps Company ("E.W. Scripps") in exchange for 93.048 million shares of the Company's Class A Special Common Stock, valued at $1.552 billion (the "Scripps Acquisition"). The Company accounted for the Scripps Acquisition under the purchase method and Scripps Cable was consolidated with the Company effective November 1, 1996. As the consideration given in exchange for Scripps Cable was shares of Class A Special Common Stock, the Scripps Acquisition had no significant impact on the Company's consolidated statement of cash flows.

     During the second quarter of 1997, the Company recorded the final purchase price allocation relating to the Scripps Acquisition. The terms of the Scripps Acquisition provide for, among other things, the indemnification of the Company by E.W. Scripps for certain liabilities, including tax liabilities, relating to Scripps Cable prior to the acquisition date.

     QVC
     In February 1995, the Company and Tele-Communications, Inc. ("TCI") acquired all of the outstanding stock of QVC not previously owned by them (approximately 65% of such shares on a fully diluted basis) for $46, in cash, per share (the "QVC Acquisition"), representing a total cost of approximately $1.4 billion. The QVC Acquisition, including the exercise of certain warrants held by the Company, was financed with cash contributions from the Company and TCI of $296.3 million and $6.6 million, respectively, borrowings of $1.1 billion under a $1.2 billion QVC credit facility and existing cash and cash equivalents held by QVC. Following the acquisition, the Company and TCI owned, through their respective subsidiaries, 57.45% and 42.55%, respectively, of QVC. The Company, through a management agreement, is responsible for the day to day operations of QVC. The Company accounted for the QVC Acquisition under the purchase method and QVC was consolidated with the Company effective February 1, 1995.

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

COMCAST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995 (Continued)

                                                                                 Year Ended December 31,
                                                                                 1996             1995
     Revenues.....................................................             $4,290.6          $3,772.0
     Loss before extraordinary items..............................                (79.3)            (83.5)
     Net loss.....................................................                (80.3)            (89.6)
     Net loss per share...........................................                 (.24)             (.27)

4.   INVESTMENTS, PRINCIPALLY IN AFFILIATES

                                                                                       December 31,
                                                                                  1997             1996
                                                                                   (Dollars in millions)
     Equity method................................................               $867.6            $966.1
     Fair value method............................................                346.5             165.5
     Cost method..................................................                 50.2              46.1
                                                                               --------          --------
                                                                               $1,264.3          $1,177.7
                                                                               ========          ========

     Equity Method
     The Company records its proportionate interests in the net income (loss) of substantially all of its investees three months in arrears, other than the UK Investees (see below). The Company's recorded investments exceed its proportionate interests in the book value of the investees' net assets by $225.8 million as of December 31, 1997 (primarily related to the investments in Comcast-Spectacor and Sprint PCS). Such excess is being amortized to equity in net income or loss, primarily over a period of 20 to 30 years, which is consistent with the estimated lives of the underlying assets. The original cost of investments accounted for under the equity method totaled $1.454 billion and $1.271 billion as of December 31, 1997 and 1996, respectively. Summarized financial information for the Company's equity method investees for 1997, 1996 and 1995 is as follows (dollars in millions).

COMCAST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995 (Continued)


                                                Sprint                  UK       Comcast
                                                  PCS       TCGI     Investees  Spectacor     QVC       Other    Combined
Year Ended December 31, 1997:

   Combined Results of Operations
     Revenues, net..........................     $111.5     $431.3     $197.5     $140.8                $755.0   $1,636.1
     Operating, selling, general and
       administrative expenses..............      959.4      398.5      168.4      117.9                 831.2    2,475.4
     Depreciation and amortization..........      194.2      133.9       76.0       46.5                  69.1      519.7
     Operating loss.........................   (1,042.1)    (101.1)     (46.9)     (23.6)               (145.3)  (1,359.0)
     Net loss (a)...........................   (1,187.3)    (192.9)     (92.2)     (39.6)               (191.2)  (1,703.2)

   Company's Equity in Net Loss
     Equity in current period net loss (b)..    ($178.1)    ($30.5)    ($34.6)    ($26.2)               ($51.6)   ($321.0)
     Amortization expense...................       (1.5)      (0.2)      (0.6)      (5.4)                 (1.4)      (9.1)
                                                -------    -------    -------    -------    -------    -------    -------
       Total equity in net loss.............    ($179.6)    ($30.7)    ($35.2)    ($31.6)               ($53.0)   ($330.1)
                                                =======    =======    =======    =======    =======    =======    =======

Year Ended December 31, 1996:

   Combined Results of Operations
     Revenues, net..........................       $0.1     $192.9     $155.2                           $440.0     $788.2
     Operating, selling, general and
       administrative expenses..............      208.0      180.9      140.9                            486.0    1,015.8
     Depreciation and amortization..........        1.9       57.2       57.6                             60.0      176.7
     Operating loss.........................     (209.8)     (45.2)     (43.3)                          (106.0)    (404.3)
     Net loss (a)...........................     (344.9)     (84.8)     (72.2)                          (140.8)    (642.7)

   Company's Equity in Net Loss
     Equity in current period net loss......     ($51.7)    ($15.1)    ($28.6)                          ($45.9)   ($141.3)
     Amortization income (expense)..........        0.6       (1.1)      (0.3)                            (2.7)      (3.5)
                                                -------    -------    -------    -------    -------    -------    -------
       Total equity in net loss.............     ($51.1)    ($16.2)    ($28.9)                          ($48.6)   ($144.8)
                                                =======    =======    =======    =======    =======    =======    =======

Year Ended December 31, 1995:

   Combined Results of Operations
     Revenues, net..........................  $             $180.5     $143.7                $425.9     $314.4   $1,064.5
     Operating, selling, general and
       administrative expenses..............       21.6      167.8      156.6                 354.7      347.8    1,048.5
     Depreciation and amortization..........        0.2       44.4       52.2                  13.0       57.6      167.4
     Operating (loss) income................      (21.8)     (31.7)     (65.1)                 58.2      (91.0)    (151.4)
     Net (loss) income (a)..................      (31.2)     (72.1)     (91.2)                 28.3     (116.1)    (282.3)

   Company's Equity in Net (Loss) Income
     Equity in current period net (loss)
       income...............................      ($4.7)    ($13.6)    ($37.5)                 $4.3     ($29.8)    ($81.3)
     Amortization (expense) income..........       (0.5)      (2.1)                             1.2       (3.9)      (5.3)
                                                -------    -------    -------    -------    -------    -------    -------
       Total equity in net (loss) income....      ($5.2)    ($15.7)    ($37.5)                 $5.5     ($33.7)    ($86.6)
                                                =======    =======    =======    =======    =======    =======    =======

---------
(a) see footnote (1) on page 56.
(b) see footnote (2) on page 56.

COMCAST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995 (Continued)

                                               Sprint                  UK       Comcast
                                                 PCS       TCGI     Investees  Spectacor    Other    Combined
Combined Financial Position

As of December 31, 1997:
     Current assets.....................       $317.3     $440.8      $35.9      $84.9     $224.0   $1,102.9
     Noncurrent assets..................      5,483.3    1,675.2      716.4      285.4      971.2    9,131.5
     Current liabilities................        440.2      302.8       74.6      107.7      750.4    1,675.7
     Noncurrent liabilities.............      3,312.9    1,061.6      558.7      188.0      377.2    5,498.4

As of December 31, 1996:
     Current assets.....................       $477.5     $988.8     $138.3                $292.7   $1,897.3
     Noncurrent assets..................      2,921.8    1,037.1      711.4               1,262.2    5,932.5
     Current liabilities................        113.1      203.3      204.1                 280.5      801.0
     Noncurrent liabilities.............        682.8    1,011.1      427.6               1,180.8    3,302.3

--------
(1) Net (loss) income also represents (loss) income from continuing operations before extraordinary items and cumulative effect of changes in accounting principle.
(2) As a result of the E! Acquisition, the Company recorded a charge representing the cumulative amount that would have been recorded had the Company accounted for its investment in E! Entertainment under the equity method since the date of initial investment (the "Cumulative Charge"). Since the Company's proportionate share of E! Entertainment's cumulative losses was in excess of the Company's historical cost basis in E! Entertainment and as the Company was under no contractual obligation to fund the losses of E! Entertainment, the Cumulative Charge was limited to the Company's historical cost basis of $12.1 million. Such amount is included in equity in net losses of affiliates in the Company's consolidated statement of operations for the year ended December 31, 1997 as it is not significant for restatement of the Company's prior year financial statements.

     Sprint PCS. The Company, TCI, Cox and Sprint Corporation ("Sprint," and together with the Company, TCI and Cox, the "Parents"), and certain subsidiaries of the Parents (the "Partner Subsidiaries"), engage in the wireless communications business through Sprint PCS, a development stage enterprise through June 30, 1997. The Company made its initial investment in 1994 and, as of December 31, 1997, holds a general and limited partnership interest of 15% in Sprint PCS. The Company's investment in Sprint PCS is accounted for under the equity method based on the Company's general partnership interest and its representation on the partnership's board.

     Sprint PCS was the successful bidder for 29 PCS licenses in the auction conducted by the FCC from December 1994 through mid-March 1995. The purchase price for the licenses was $2.11 billion, all of which has been paid to the FCC. In addition, Sprint PCS has invested, and may continue to invest, in other entities that hold PCS licenses, may acquire PCS licenses in future FCC auctions or from other license holders and may affiliate with other license holders.

     The Partner Subsidiaries have committed to contribute $4.2 billion in cash to Sprint PCS through 1999, of which the Company's share is $630.0 million. Of this funding requirement, the Company has made total cash contributions to Sprint PCS of $602.0 million through January 30, 1998. The Company anticipates that Sprint PCS' capital requirements over the next several years will be significant. Requirements in excess of committed capital are planned to be funded by Sprint PCS through external financing, including, but not limited to, vendor financing, bank financing and securities offered to the public.

     The proposed budget for 1998 for Sprint PCS has not yet been approved by the partnership board, which has resulted in the occurrence of a "Deadlock Event" as of January 1, 1998 under the partnership agreement. If the 1998 proposed budget is not approved through resolution procedures set forth in the partnership agreement, certain specified buy/sell procedures may be triggered which may result in a restructuring of the partners' interests, the sale of the Company's interest, or, in limited circumstances, the sale of Sprint PCS.

COMCAST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995 (Continued)


     TCGI. Through June 1996, the Company held investments in TCGI, TCG Partners and certain local joint ventures (the "Teleport Joint Ventures") managed by TCGI and TCG Partners. TCGI is one of the largest competitive alternative access providers in the US in terms of route miles. The Company had a 20.0% investment in TCGI and interests in the Teleport Joint Ventures ranging from 12.4% to 20.3%. On June 27, 1996, TCGI sold approximately 27 million shares of its Class A Common Stock (the "TCGI Class A Stock"), for $16 per share, in an initial public offering (the "TCGI IPO"). In connection with the TCGI IPO, TCGI, the Company and subsidiaries of Cox, TCI and Continental Cablevision ("Continental" and collectively with Cox, TCI and the Company, the "Cable Stockholders") entered into an agreement pursuant to which TCGI was reorganized (the "Reorganization"). The Reorganization consisted of, among other things: (i) the acquisition by TCGI of TCG Partners; (ii) the acquisition by TCGI of additional interests in the Teleport Joint Ventures (including 100% of those interests held by the Company); and (iii) the contribution to TCGI of $269.0 million aggregate principal amount of indebtedness, plus accrued interest thereon, owed by TCGI to the Cable Stockholders (except that TCI retained a $26 million subordinated note of TCGI), including $53.8 million principal amount and $4.1 million of accrued interest owed to the Company. In connection with the Reorganization, the Company received 25.6 million shares of TCGI's Class B Common Stock (the "TCGI Class B Stock"). Each share of TCGI Class B Stock is entitled to voting power equivalent to ten shares of TCGI Class A Stock and is convertible, at the option of the holder, into one share of TCGI Class A Stock. As a result of the TCGI IPO, the Company recorded a $40.6 million increase in its proportionate share of TCGI's net assets as a gain from equity offering of affiliate in its 1996 consolidated statement of operations (the "TCGI Gain").

     In February 1997, in connection with an acquisition, TCGI issued 2.1 million unregistered shares of its TCGI Class A Stock. As a result of the stock issuance, the Company recorded a $7.7 million increase in its proportionate share of TCGI's net assets as a gain from equity offering of affiliate in its 1997 consolidated statement of operations.

     In March 1997, the Company received 2.76 million shares of TCGI Class A Stock from TCGI in exchange for the Company's shares of an alternate access provider. In May 1997, the Company sold all of its shares of TCGI Class A Stock for $68.9 million and recognized a $68.9 million pre-tax gain, which is included in investment income in its 1997 consolidated statement of operations.

     In November 1997, TCGI filed a registration statement with the US Securities and Exchange Commission to sell 7.3 million shares of TCGI Class A Stock (the "TCGI Offering"). As a result of the TCGI Offering, the Company will recognize a $59.6 million increase in its proportionate share of TCGI's net assets as a gain from equity offering of affiliate. Such gain will be recorded in the Company's March 31, 1998 condensed consolidated statement of operations and accumulated deficit as the Company records its proportionate share of TCGI's net losses one quarter in arrears.

     As of December 31, 1997, the Company owns 25.6 million shares of TCGI Class B Stock representing a 20.1% voting interest and a 14.7% equity interest. The Company continues to account for its interest in TCGI under the equity method based on its voting interest maintained through the TCGI Class B Stock, its representation on TCGI's board of directors and its participation in a TCGI stockholder agreement granting certain rights to a control group.

     UK Investees. As of December 31, 1997, Comcast UK Cable (see Note 3) holds a 27.5% interest in Birmingham Cable Corporation Limited and a 50.0% interest in Cable London PLC. In addition, Comcast UK Cable historically held an investment in Cambridge Holding Company Limited ("Cambridge
     Cable"). In March 1996, Comcast UK Cable purchased the 50.0% interest in Cambridge Cable that it had not previously owned for cash and approximately
     8.9 million of its Class A Common Shares (the "Cambridge Acquisition"). Following the Cambridge Acquisition, Comcast UK Cable owns 100.0% of
     Cambridge Cable and consolidated the financial position and results of operations of Cambridge Cable effective March 31, 1996.

COMCAST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995 (Continued)


     Comcast-Spectacor. In July 1996, the Company completed its acquisition (the "Sports Venture Acquisition") of a 66% interest in the Philadelphia Flyers Limited Partnership, a Pennsylvania limited partnership ("PFLP"), the assets of which, after giving effect to the Sports Venture Acquisition, consist of (i) the National Basketball Association ("NBA") franchise to own and operate the Philadelphia 76ers basketball team and related assets (the "Sixers"), (ii) the National Hockey League ("NHL") franchise to own and operate the Philadelphia Flyers hockey team and related assets, and (iii) two adjacent arenas, leasehold interests in and development rights related to the land underlying the arenas and other adjacent parcels of land located in Philadelphia, Pennsylvania (collectively, the "Arenas"). Concurrent with the completion of the Sports Venture Acquisition, PFLP was renamed Comcast Spectacor, L.P.
     ("Comcast-Spectacor").

     The Sports Venture Acquisition was completed in two steps. In April 1996, the Company purchased the Sixers for $125.0 million in cash plus assumed net liabilities of $11.0 million through a partnership controlled by the Company. To complete the Sports Venture Acquisition, in July 1996, the Company contributed its interest in the Sixers, exchanged approximately 3.5 million shares of the Company's Class A Special Common Stock and 6,370 shares of the Company's newly issued 5% Series A Convertible Preferred Stock (the "Series A Preferred Stock") (see Note 6), and paid $15.0 million in cash for its current interest in Comcast-Spectacor. The remaining 34% interest in Comcast-Spectacor is owned by a group, including the former majority owner of PFLP, who also manages Comcast-Spectacor (the "Minority Group"). In connection with the Sports Venture Acquisition, Comcast-Spectacor assumed the outstanding liabilities relating to the Sixers and the Arenas, including a mortgage and other obligations of $155.0 million. The Company accounts for its interest in Comcast-Spectacor under the equity method since the Company does not have control over Comcast-Spectacor's operations. The issuance of the Series A Preferred Stock and the Class A Special Common Stock in the Sports Venture Acquisition had no impact on the Company's consolidated statement of cash flows due to their non-cash nature.

     QVC. Through January 31, 1995, QVC's fiscal year end was January 31, and therefore, the Company recorded its equity interest in QVC's net income two months in arrears. For the year ended December 31, 1995, the Company recorded its proportionate interest in QVC's net income for the period from November 1, 1994 through January 31, 1995. Such results were not previously recorded by the Company since QVC's results of operations were recorded two months in arrears. QVC's results of operations and financial position, subsequent to January 31, 1995, are not separately presented as QVC was consolidated with the Company effective February 1, 1995 (see Note 3).

     Other. The Company's other equity investees include investments in cable communications (including Garden State - see Note 1), direct broadcast satellite ("DBS") services via Primestar (see below), cellular/PCS telecommunications and content providers. The Company holds interests representing less than 20% of the total outstanding ownership interests in certain of its equity method investees. The equity method of accounting is utilized for these investments based on the type of investment (i.e. general partnership interest), board representation, participation in a controlling investor group, significant shareholder rights or a combination of these and other factors. The Company does not consider these other equity method investments to be individually significant to its consolidated financial position, results of operations or liquidity.

     Restructuring of Primestar's Operations. The Company holds a 10.4% general and limited partnership interest in Primestar, which is principally engaged in the business of acquiring, originating and/or providing television programming services delivered by satellite through a network of distributors, including the Company, throughout the US.

     The Company, through a wholly owned subsidiary, distributes the Primestar DBS service (the "Primestar Service") to subscribers within specified areas of 19 states in the US. As of December 31, 1997, the Company provided the Primestar Service to more than 181,000 subscribers.

COMCAST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995 (Continued)


     On February 6, 1998, the Company entered into a Merger and Contribution Agreement (the "Merger and Contribution Agreement") with Primestar and the affiliates of each of the other partners of Primestar, including TCI Satellite Entertainment, Inc. ("TSAT"), a publicly-traded company, pursuant to which the Company's DBS operations, the Company's partnership interests in Primestar and the Primestar partnership interests and the DBS operations of the other partners of Primestar will be consolidated into a newly formed company ("New Primestar"). Under the terms of the Merger and Contribution Agreement, upon closing of the transactions, it is expected that New Primestar, through a series of transactions, will pay the Company approximately $83 million (based upon the number of the Company's subscribers to the Primestar Service as of December 31, 1997), and that the Company would own approximately 10% of New Primestar common equity, both subject to adjustment based on the number of the Company's subscribers to the Primestar Service, inventory amounts and other factors as of the closing of the transactions. Subject to receipt of regulatory approval and other conditions, after the closing of the transactions, TSAT will merge with and into New Primestar in a transaction in which TSAT's outstanding common shares will be converted into common shares of New Primestar. As of December 31, 1997 and for the year then ended, the assets and revenues of the Company's DBS operations totaled $162.8 million and $114.1 million, respectively.

     In June 1997, Primestar entered into an agreement with The News Corporation Limited, MCI Telecommunications Corporation and American Sky Broadcasting LLC ("ASkyB"), pursuant to which Primestar (or, under certain conditions, New Primestar) will acquire certain assets relating to a high-power DBS business (the "ASkyB Transaction"). In exchange for such assets, ASkyB will receive non-voting securities of New Primestar that will be convertible into non-voting common stock of New Primestar, and, accordingly, will reduce the Company's common equity interest in New Primestar to approximately 7% on a fully diluted basis, subject to adjustment.

     The Merger and Contribution Agreement and the ASkyB Transaction are not conditioned on each other and may close independently. The Merger and Contribution Agreement is expected to close in 1998, subject to receipt of TSAT shareholder approval. The ASkyB Transaction is expected to close in 1998, subject to the receipt of all necessary governmental and regulatory approvals, including the approval of the FCC. There can be no assurance that such approvals will be obtained.

     The Golf Channel. The Golf Channel is a 24-hour network devoted exclusively to golf programming. The programming schedule includes live golf coverage, golf instruction programs and golf news. In addition to the Company, the other partners in The Golf Channel include an affiliate of Fox, Inc., Times Mirror Corporation and other private investors. In January and February 1998, the Company entered into agreements to acquire an additional 28.9% interest in The Golf Channel for $76.2 million. These transactions are expected to close in the first quarter of 1998. After completion of these transactions, the Company's ownership interest in The Golf Channel will be 43.3%.

     The Company does not have any additional significant contractual commitments with respect to any of its investments. However, to the extent the Company does not fund its investees' capital calls, it exposes itself to dilution of its ownership interests.

     Fair Value Method
     The Company holds unrestricted equity investments in certain publicly traded companies, including an investment classified as short-term as of December 31, 1996 (see "Time Warner/TBS" below), with an historical cost of $130.0 million and $212.7 million as of December 31, 1997 and 1996, respectively. The Company has recorded these investments, which are classified as available for sale, at their estimated fair values of $346.5 million and $212.9 million as of December 31, 1997 and 1996, respectively. The unrealized pre-tax gains as of December 31, 1997 (which includes the @Home Unrestricted Shares - see below) and December 31, 1996 of $216.5 million and $200,000, respectively, have been reported in the Company's consolidated balance sheet as a component of stockholders' equity, net of related deferred income tax expense of $75.8 million and $100,000, respectively.

COMCAST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995 (Continued)


     @Home. In July 1997, At Home Corporation ("@Home"), an investee of the Company previously accounted for under the equity method, completed an initial public offering of its Series A Common Stock (the "@Home IPO"). @Home provides Internet services to customers and businesses over the cable television infrastructure in a limited number of cities in the US. Effective July 1, 1997, due to the dilution of the Company's equity and voting interests and other factors subsequent to the @Home IPO, the Company discontinued the equity method of accounting for its investment in @Home. As of December 31, 1997, the Company holds 8.0 million contractually restricted shares (the "Restricted Shares") and 6.6 million unrestricted shares (the "Unrestricted Shares") of @Home Series A Common Stock (the "@Home Series A Stock"), representing a 12.3% and a 5.7% equity and voting interest, respectively. The Company has recorded the Restricted Shares at their historical cost of $1.1 million and the Unrestricted Shares, which are classified as available for sale, at their estimated fair value of $164.6 million, based on the quoted market price of the @Home Series A Stock as of December 31, 1997. The unrealized pre-tax gain as of December 31, 1997 of $163.7 million has been reported in the Company's consolidated balance sheet as a component of stockholders' equity, net of related deferred income tax expense of $57.3 million.

     Nextel. The Company held 693,000 shares of Common Stock of Nextel Communications, Inc. ("Nextel") as of December 31, 1995. In February 1996, in connection with certain preemptive rights of the Company under previously existing agreements with Nextel, the Company purchased an additional 8.16 million shares, classified as long-term investments available for sale, of Nextel common stock at $12.25 per share, for a total cost of $99.9 million. During the year ended December 31, 1996, the Company sold 5.6 million shares of Nextel common stock for $105.4 million and recognized a pre-tax gain of $35.4 million which is included in investment income in its consolidated statement of operations. At December 31, 1996, the Company held 3.3 million shares of Nextel common stock and options to acquire an additional 25.0 million shares of Nextel common stock at $16 per share. As of December 31, 1996, these options, which had an historical cost of $20.0 million, were included in investments in publicly traded companies at their fair value of $32.6 million. In February 1997, the Company sold these options to Nextel for $25.0 million and recognized a pre-tax gain of $5.0 million. In July 1997, the Company sold its 3.3 million shares of Nextel common stock for $73.4 million, resulting in a pre-tax gain of $32.2 million. The gains on both the sale of the Nextel options and the Nextel common stock are included in investment income in the Company's 1997 consolidated statement of operations.

     Time Warner/TBS. The Company received 1.36 million shares of Time Warner common stock (the "Time Warner Stock") in exchange (the "Exchange") for all of the shares of Turner Broadcasting System, Inc. ("TBS") stock (the "TBS Stock") held by the Company as a result of the merger of Time Warner and TBS in October 1996. As a result of the Exchange, the Company recognized a gain of $47.3 million in the fourth quarter of 1996, representing the difference between the Company's historical cost basis in the TBS Stock of $8.9 million and the new basis for the Company's investment in Time Warner Stock of $56.2 million, which was based on the closing price of the Time Warner Stock on the merger date of $41.375 per share. In December 1996 and January 1997, the Company sold 92,500 shares and 1.27 million shares, respectively, of the Time Warner Stock, representing the Company's entire interest in Time Warner, for $3.7 million and $48.6 million, respectively. In connection with the January 1997 sales, the Company recognized a pre-tax loss of $3.8 million, which is included in investment income in its 1997 consolidated statement of operations. As of December 31, 1996, the 1.27 million shares of Time Warner Stock held by the Company were recorded at their fair value of $47.4 million and were included in short-term investments in the Company's consolidated balance sheet.

     In January 1995, the Company exchanged its investments in Heritage Communications, Inc. with TCI for 13.3 million publicly-traded Class A common shares of TCI with a fair market value of $290.0 million. Shortly thereafter, the Company sold 9.1 million unrestricted TCI shares for total proceeds of $188.1 million. As a result of these transactions, the Company recognized a pre-tax gain of $141.0 million as investment income in its 1995 consolidated statement of operations.

COMCAST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995 (Continued)


     Cost Method
     It is not practicable to estimate the fair value of the Company's investments in privately held companies, accounted for under the cost method, due to a lack of quoted market prices and excessive costs involved in determining such fair value.

5.   LONG-TERM DEBT

                                                                                         December 31,
                                                                                    1997              1996
                                                                                      (Dollars in millions)
   Notes payable to banks and insurance companies, due
     in installments through 2003..........................................       $1,978.3          $4,662.5
   Senior participating redeemable zero coupon notes, due 2000.............                            447.9
   8-1/8% Senior notes, due 2004...........................................          299.7
   8-3/8% Senior notes, due 2007...........................................          596.3
   9-1/2% Senior notes, due 2007...........................................          998.4
   8-7/8% Senior notes, due 2017...........................................          545.5
   8-1/2% Senior notes, due 2027...........................................          249.6
   11.20% Senior discount debentures, due 2007.............................          378.3             339.2
   10% Subordinated debentures, due 2003...................................                            126.6
   10-1/4% Senior subordinated debentures, due 2001........................          125.0             125.0
   9-3/8% Senior subordinated debentures, due 2005.........................          234.1             250.0
   9-1/8% Senior subordinated debentures, due 2006.........................          250.0             250.0
   9-1/2% Senior subordinated debentures, due 2008.........................          200.0             200.0
   10-5/8% Senior subordinated debentures, due 2012........................          300.0             300.0

   Convertible subordinated debt:
     3-3/8% / 5-1/2% Step-up convertible subordinated
       debentures, due 2005................................................                            250.0
     1-1/8% Discount convertible subordinated debentures, due 2007.........          355.9             341.3
   7% Disney Notes, due 2007 (see Note 3)..................................          132.8
   Other debt, due in installments principally through 2000................           47.4              39.7
                                                                                  --------          --------

                                                                                   6,691.3           7,332.2
   Less current portion....................................................          132.7             229.5
                                                                                  --------          --------
                                                                                  $6,558.6          $7,102.7
                                                                                  ========          ========

   Maturities of long-term debt outstanding as of December 31, 1997 for the four years after 1998 are as follows (dollars in millions):

         1999.................................................         $207.9
         2000.................................................          301.8
         2001.................................................          573.6
         2002.................................................          490.5

COMCAST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995 (Continued)


     Cable Notes
     In May 1997, Comcast Cable completed the sale of $1.7 billion principal amount of notes (the "Cable Notes") through a private offering with registration rights. The Cable Notes were issued in four tranches: $300.0 million principal amount of 8 1/8% Notes due 2004 (the "Seven-Year Notes"), $600.0 million principal amount of 8 3/8% Notes due 2007 (the "Ten-Year Notes"), $550.0 million principal amount of 8 7/8% Notes due 2017 (the "Twenty-Year Notes") and $250.0 million principal amount of 8 1/2% Notes due 2027 (the "Thirty-Year Notes"). Comcast Cable used substantially all of the net proceeds from the offering of the Cable Notes to repay certain of its subsidiaries' notes payable to banks with the balance used for subsidiary general purposes. Collectively, the offering of the Cable Notes and the repayment of the aforementioned notes payable with the net proceeds from the offering of the Cable Notes are referred to herein as the "Cable Refinancing."

     Interest on the Cable Notes is payable semiannually on May 1 and November 1 of each year, commencing November 1, 1997. The Seven-Year Notes, the Ten-Year Notes and the Twenty-Year Notes are redeemable, in whole or in part, at the option of Comcast Cable at any time and the Thirty-Year Notes are redeemable, in whole or in part, at the option of Comcast Cable at any time after May 1, 2009, in each case at a redemption price equal to the greater of (i) 100% of their principal amount, plus accrued interest thereon to the date of redemption, or (ii) the sum of the present values of the remaining scheduled payments of principal and interest thereon discounted to the date of redemption on a semiannual basis at the Adjusted Treasury Rate (as defined), plus accrued interest on the Cable Notes to the date of redemption. Each holder of the Thirty-Year Notes may require Comcast Cable to repurchase all or a portion of the Thirty-Year Notes owned by such holder on May 1, 2009 at a purchase price equal to 100% of the principal amount thereof.

     The Cable Notes are unsecured and unsubordinated obligations of Comcast Cable and rank pari passu with all other unsecured and unsubordinated indebtedness and other obligations of Comcast Cable. The Cable Notes are effectively subordinated to all liabilities of Comcast Cable's subsidiaries, including trade payables. The Cable Notes are obligations only of Comcast Cable and are not guaranteed by and do not otherwise constitute obligations of the Company.

     The indenture for the Cable Notes, among other things, contains restrictions (with certain exceptions) on the ability of Comcast Cable and its Restricted Subsidiaries (as defined) to: (i) make dividend payments or other restricted payments; (ii) create liens or enter into sale and leaseback transactions; and (iii) enter into mergers, consolidations, or sales of all or substantially all of their assets.

     In October 1997, Comcast Cable completed an exchange of 100% of the Cable Notes for new notes (having the terms described above) registered under the Securities Act of 1933, as amended.

     Cellular Notes
     In May 1997, Comcast Cellular completed the sale of $1.0 billion principal amount of 9 1/2% Senior Notes due 2007 (the "Cellular Notes") through a private offering with registration rights. Comcast Cellular used the net proceeds from the offering of the Cellular Notes to redeem its senior participating redeemable zero coupon notes (see "Redemption of Zero Coupon Notes" below) and to repay certain subsidiary indebtedness. Collectively, the offering of the Cellular Notes and the redemption and the repayments of the aforementioned notes with the net proceeds from the offering of the Cellular Notes is referred to herein as the "Cellular Refinancing."

     Interest on the Cellular Notes is payable in cash semi-annually on May 1 and November 1 of each year, commencing on November 1, 1997. The Cellular Notes are redeemable, in whole or in part, at the option of Comcast Cellular, at any time on or after May 1, 2002 at a redemption price, initially of 104.75% of the principal amount of the Cellular Notes and declining annually to 100% on May 1, 2005, plus accrued and unpaid interest, if any, to the date of redemption. In addition, prior to May 1, 2000, Comcast Cellular may redeem the Cellular Notes at a price equal to 108.5% of the principal amount, plus accrued and unpaid interest, if any, to the redemption date, with the net cash

COMCAST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995 (Continued)


     proceeds from one or more Public Equity Offerings (as defined); provided, however, that at least 65% of the originally issued principal amount of the Cellular Notes would remain outstanding after giving effect to any such redemption. Upon the occurrence of a Change of Control Triggering Event (as defined), each holder of the Cellular Notes will have the right to require Comcast Cellular to repurchase such holder's Cellular Notes at 101% of the principal amount, plus accrued and unpaid interest, if any, to the repurchase date.

     The Cellular Notes are general unsecured obligations of Comcast Cellular ranking senior to all subordinated Indebtedness (as defined) of Comcast Cellular and pari passu in right of payment with all other existing and future unsecured unsubordinated Indebtedness (as defined) and other liabilities of Comcast Cellular. The Cellular Notes are subordinate to all liabilities, including trade payables, of Comcast Cellular's subsidiaries.

     The indenture for the Cellular Notes imposes certain limitations on the ability of Comcast Cellular and its Restricted Subsidiaries (as defined) to, among other things, incur Indebtedness (as defined), make Restricted Payments (as defined), including the payment of cash dividends on Comcast Cellular's Series A Preferred Stock, effect certain Asset Sales (as defined), enter into certain transactions with affiliates, merge or consolidate with any other person or transfer all or substantially all of their properties and assets.

     In October 1997, Comcast Cellular completed an exchange of 100% of the Cellular Notes for new notes (having the terms described above) which were registered under the Securities Act of 1933, as amended.

     Redemption of Zero Coupon Notes
     In May 1997, Comcast Cellular used the net proceeds from the sale of the Cellular Notes to redeem all of its Series A Senior Participating Redeemable Zero Coupon Notes Due 2000 and Series B Senior Participating Redeemable Zero Coupon Notes Due 2000 (together, the "Zero Coupon Notes"). Unamortized debt acquisition costs related to the Zero Coupon Notes were not significant.

     Redemption of 1 1/8% Debentures
     On February 26, 1998, the Company announced its intention to redeem its $541.9 million principal amount 1 1/8% discount convertible subordinated debentures due 2007 (the "1 1/8% Debentures") on March 30, 1998 at a redemption price of 67.112% of the principal amount, together with accrued interest thereon. Each $1,000 principal amount of 1 1/8% Debentures is convertible into 19.3125 shares of the Company's Class A Special Common Stock. The Company anticipates using available borrowings under a subsidiary credit facility to fund amounts redeemed for cash, if any. In the first quarter of 1998, stockholders' equity will be increased by the full amount of the 1 1/8% Debentures converted (see Note 6), if any, plus accrued interest, less unamortized debt acquisition costs.

     UK Holdings Credit Facility
     In December 1997, Comcast UK Holdings Ltd. ("UK Holdings"), a wholly owned subsidiary of Comcast UK Cable, entered into a loan agreement with a consortium of banks to provide financing under a revolving credit facility (the "UK Holdings Credit Facility") up to a maximum of (UK Pound)200.0 million. There were no borrowings under the UK Holdings Credit Facility at December 31, 1997. In January 1998, UK Holdings borrowed (UK Pound)75.0 million under the UK Holdings Credit Facility. The UK Holdings Credit Facility bears interest at a rate per annum equal to the London Interbank Offered Rate ("LIBOR") plus 1/2% to 2 1/4%. Amounts available under the UK Holdings Credit Facility will be reduced each quarter in varying amounts beginning March 31, 2000 and continuing through December 31, 2000. Final maturity of the UK Holdings Credit Facility is January 31, 2001. Borrowings under the UK Holdings Credit Facility are guaranteed by certain of Comcast UK Cable's wholly owned subsidiaries.

     2007 Discount Debentures
     In November 1995, Comcast UK Cable received net proceeds of $291.1 million from the sale of $517.3 million principal amount at maturity of its 11.20% senior discount debentures due 2007 (the "2007 Discount Debentures"). Interest accretes on the 2007 Discount Debentures at 11.20% per annum, compounded semi-annually from

COMCAST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995 (Continued)


     November 15, 1995 to November 15, 2000, after which date interest will be paid in cash on each May 15 and November 15, through November 15, 2007.

     Debt Repayments
     In October 1997, the Company completed the redemption of its $250.0 million principal amount 3 3/8% / 5 1/2% step up convertible subordinated debentures due 2005 (the "Step Up Debentures"). The Company issued 8.4 million shares of its Class A Special Common Stock upon conversion of $206.4 million principal amount of Step Up Debentures while $43.6 million principal amount of Step Up Debentures was redeemed for cash at a redemption price of 105.58% of the principal amount, together with accrued interest thereon. Stockholders' equity was increased by the full amount of Step Up Debentures converted plus accrued interest, less unamortized debt acquisition costs. The issuance of the Company's Class A Special Common
     Stock upon conversion of the Step Up Debentures had no impact on the Company's consolidated statement of cash flows due to its noncash nature.

     In October 1997, a wholly owned subsidiary of Comcast Cellular refinanced its existing revolving credit facility with the proceeds from borrowings under a new $400.0 million credit agreement (the "New Bank Facility") with certain banks. Initial borrowings under the New Bank Facility were used principally to repay existing debt. Borrowings under the New Bank Facility are senior to the Cellular Notes and are secured by a pledge of the capital stock of Comcast Cellular's subsidiaries. The New Bank Facility contains various covenants, including financial covenants restricting changes in control (or making such an event of default) and restricting the payment of dividends, distributions and loans or advances to Comcast Cellular.

     In June 1997, the Company redeemed for cash all of its outstanding 10% Subordinated Debentures, due 2003 (the "10% Debentures"). An aggregate principal amount of $139.3 million of the 10% Debentures was redeemed at a redemption price of 100% of the principal amount thereof, together with accrued interest thereon. On the date of redemption, the 10% Debentures had an accreted value of $127.7 million.

     Extraordinary Items
     Extraordinary items for the year ended December 31, 1997 of $30.2 million or $.09 per common share consist of unamortized debt acquisition costs and debt extinguishment costs of $47.9 million, net of the related tax benefit of $17.7 million, expensed in connection with the Cable Refinancing, the Cellular Refinancing, the redemption of the 10% Debentures, the redemption of the Step Up Debentures and repayments made with the proceeds from the New Bank Facility.

     Extraordinary items for the year ended December 31, 1996 of $1.0 million consist of unamortized debt acquisitions costs of $1.8 million, net of the related tax benefit of $800,000, expensed in connection with the prepayment of a portion of a subsidiary's outstanding debt.

     Extraordinary items for the year ended December 31, 1995 of $6.1 million or $.02 per common share consist of debt extinguishment costs of $9.4 million, net of the related tax benefit of $3.3 million, expensed in connection with the refinancing of certain indebtedness.

     Interest Rates
     Fixed interest rates on notes payable to banks and insurance companies range from 8.6% to 10.57%. Bank debt interest rates vary based upon one or more of the following rates at the option of the Company:

         Prime rate to prime plus 0.75%;
         Federal Funds rate plus 0.5% to 1.5%; and LIBOR plus 0.3% to 1.875%.

     As of December 31, 1997 and 1996, the Company's effective weighted average interest rate on its variable rate bank and insurance company debt outstanding was 6.58% and 6.53%, respectively.

COMCAST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995 (Continued)


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

     The following table summarizes the terms of the Company's existing Swaps, Caps and Collars as of December 31, 1997 and 1996 (dollars in millions):

                                        Notional                             Average         Estimated
                                         Amount          Maturities       Interest Rate     Fair Value
     As of December 31, 1997
     Variable to Fixed Swaps..........     $600.0         1998-2000           5.56%             $4.3
     Caps.............................      150.0           1998              6.67%
     Collar...........................       50.0           1998           7.00%/4.90%           0.2

     As of December 31, 1996
     Variable to Fixed Swaps..........   $1,080.0         1997-2000           5.85%             $7.4
     Caps.............................      250.0           1997              8.55%
     Collars..........................      620.0         1997-1998       6.98% / 5.16%          0.1

     The notional amounts of interest rate instruments, as presented in the above table, are used to measure interest to be paid or received and do not represent the amount of exposure to credit loss. The estimated fair value approximates the proceeds (costs) to settle the outstanding contracts. While Swaps, Caps and Collars represent an integral part of the Company's interest rate risk management program, their incremental effect on interest expense for the years ended December 31, 1997, 1996 and 1995 was not significant.

     The Company has entered into certain FX Options as a normal part of its foreign currency risk management efforts. During 1995, Comcast UK Cable entered into certain foreign exchange put option contracts ("FX Puts") which may be settled only on November 16, 2000. These FX Puts are used to limit Comcast UK Cable's exposure to the risk that the eventual cash outflows related to net monetary liabilities denominated in currencies other than its functional currency (the UK Pound Sterling or "UK Pound") (principally the 2007 Discount Debentures) are adversely affected by changes in exchange rates. As of December 31, 1997 and 1996, Comcast UK Cable had (UK Pound)250.0 million notional amount of FX Puts to purchase US dollars at an exchange rate of $1.35 per (UK Pound)1.00 (the "Ratio"). The FX Puts provide a hedge, to the extent the exchange rate falls below the Ratio, against Comcast UK Cable's net monetary liabilities denominated in US dollars since gains and losses realized on the FX Puts are offset against foreign exchange gains or losses realized on the underlying net liabilities. Premiums paid for the FX Puts, of $21.4 million, have been recorded as assets in the Company's consolidated balance sheet. These premiums are being amortized over the terms of the related contracts. As of December 31, 1997 and 1996, the FX Puts had carrying values of $13.1 million and $18.4 million, respectively, and estimated fair values of $5.2 million and $5.5 million, respectively. The difference between the carrying amount and the estimated fair value of the FX Puts was not significant as of December 31, 1995.

COMCAST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995 (Continued)


     In 1995, in order to reduce hedging costs, Comcast UK Cable sold foreign exchange call option contracts ("FX Calls") to exchange (UK Pound)250.0 million notional amount. Comcast UK Cable received $5.3 million from the sale of these contracts. These contracts may only be settled on their expiration dates. Of these contracts, (UK Pound)200.0 million notional amount, with an exchange ratio of $1.70 per (UK Pound)1.00, expired unexercised in November 1996 while the remaining contract, with a (UK Pound)50.0 million notional amount and an exchange ratio of $1.62 per (UK Pound)1.00, has a settlement date in November 2000. In 1996, in order to continue to reduce hedging costs, Comcast UK Cable sold additional FX Calls, for proceeds of $3.5 million, to exchange (UK Pound)200.0 million notional amount at an average exchange ratio of $1.75 per (UK Pound)1.00. These contracts expired unexercised in the fourth quarter of 1997. The FX Calls are marked-to-market on a current basis in the Company's consolidated statement of operations.

     As of December 31, 1997 and 1996, the estimated fair value of the liabilities related to the FX Calls, as recorded in the Company's consolidated balance sheet, was $4.4 million and $12.2 million, respectively. Changes in fair value between measurement dates relating to the FX Calls resulted in exchange gains of $7.4 million and exchange losses of $2.2 million during the years ended December 31, 1997 and 1996, respectively. There were no significant exchange gains or losses relating to these contracts during the year ended December 31, 1995.

     Estimated Fair Value
     The Company's long-term debt had estimated fair values of $7.123 billion and $7.323 billion as of December 31, 1997 and 1996, respectively. The estimated fair value of the Company's publicly traded debt is based on quoted market prices for that debt. Interest rates that are currently available to the Company for issuance of debt with similar terms and remaining maturities are used to estimate fair value for debt issues for which quoted market prices are not available.

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

     As of December 31, 1997, $251.6 million of the Company's cash, cash equivalents and short-term investments is restricted to use by subsidiaries of the Company under contractual or other arrangements, including $61.7 million which is restricted to use by Comcast UK Cable.

     Restricted net assets of the Company's subsidiaries were approximately $2.7 billion as of December 31, 1997. The restricted net assets of subsidiaries exceeds the Company's consolidated net assets as certain of the Company's subsidiaries have a stockholders' deficiency.

     Lines and Letters of Credit
     As of January 30, 1998, certain subsidiaries of the Company had unused lines of credit of $1.0 billion. The availability and use of these unused lines of credit is restricted by the covenants of the related debt agreements and to subsidiary general purposes and dividend declaration.

     As of December 31, 1997, the Company and certain of its subsidiaries had unused irrevocable standby letters of credit totaling $120.5 million to cover potential fundings associated with several projects.

COMCAST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995 (Continued)


6.   STOCKHOLDERS' EQUITY (DEFICIENCY)

     Preferred Stock
     The Company is authorized to issue, in one or more series, up to a maximum of 20.0 million shares of preferred stock. The shares can be issued with such designations, preferences, qualifications, privileges, limitations, restrictions, options, conversion rights and other special or related rights as the Company's Board of Directors (the "Board") shall from time to time fix by resolution.

     In June 1997, in connection with Microsoft's investment in the Company (see
     Note 3), the Company issued the Series B Preferred Stock. The Series B Preferred Stock has a 5.25% pay-in-kind annual dividend. Dividends will be paid quarterly through the issuance of additional shares of Series B Preferred Stock (the "Additional Shares") and will be cumulative from the Issuance Date (except that dividends on the Additional Shares will accrue from the date such Additional Shares are issued). The Series B Preferred Stock, including the Additional Shares, is convertible, at the option of Microsoft, into 21.2 million shares of the Company's Class A Special Common Stock, subject to adjustment in certain limited circumstances, which equals an initial conversion price of $23.54 per share, increasing as a result of the Additional Shares to $33.91 per share on June 30, 2004. The Series B Preferred Stock is mandatorily redeemable on June 30, 2017, or, at the option of the Company beginning on June 30, 2004 or at the option of Microsoft on June 30, 2004 or on June 30, 2012. Upon redemption, the Company, at its option, may redeem the Series B Preferred Stock with cash, Class A Special Common Stock or a combination thereof. As the Company currently intends to redeem the Series B Preferred Stock with Class A Special Common Stock upon redemption, the Series B Preferred Stock has been classified as a component of stockholders' equity as of December 31, 1997. The Series B Preferred Stock is generally non-voting.

     In July 1996, in connection with the Sports Venture  Acquisition  (see Note
     4), the Company issued 6,370 shares of Series A Preferred Stock. Each holder of shares of the Series A Preferred Stock is entitled to receive cumulative cash dividends at the annual rate of $250 per share, payable quarterly in arrears. The Series A Preferred Stock is redeemable, at the option of the Company, beginning in July 1999 at a redemption price of $5,000 per share plus accrued and unpaid dividends, subject to certain conditions and conversion adjustments. The Series A Preferred Stock is convertible, at the option of the holder, into shares of the Company's Class A Special Common Stock at a ratio of 209.1175 shares of Class A Special Common Stock for each share of Series A Preferred Stock, subject to certain conditions. The holders of the Series A Preferred Stock are not entitled to any voting rights except as otherwise provided by the Company's Articles of Incorporation or by applicable law.

     Common Stock
     The Company's Class A Special Common Stock is generally nonvoting and each share of Class A Common Stock is entitled to one vote. Each share of Class B Common Stock is entitled to fifteen votes and is convertible, share for share, into Class A or Class A Special Common Stock, subject to certain restrictions.

     As of December 31, 1997, 10.5 million shares of Class A Special Common Stock were reserved for issuance upon conversion of the Company's 1 1/8% Debentures (see Note 5).

     Repurchase Program
     Concurrent with the announcement of the Scripps Acquisition in October 1995, the Company announced that its Board authorized a market repurchase program (the "Repurchase Program") pursuant to which the Company could purchase, at such times and on such terms as it deemed appropriate, up to $500.0 million of its outstanding common equity securities, subject to certain restrictions and market conditions. Based on the trade date for stock repurchases, during the years ended December 31, 1997, 1996 and 1995, the Company repurchased 2.3 million shares, 10.5 million shares and 680,000 shares, respectively, of its common stock for aggregate consideration of $36.2 million, $180.0 million and $12.4 million, respectively, pursuant to the Repurchase Program. During the term of the

COMCAST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995 (Continued)


     Repurchase  Program,   which  terminated  on  May  13,  1997,  the  Company
     repurchased a total of 13.5 million shares of its common stock for aggregate consideration of $228.6 million.

     As part of the Repurchase Program, the Company sold put options on shares of its Class A Special Common Stock. Put options on 4.0 million shares, sold by the Company during 1996 and 1995 and outstanding at December 31, 1996, expired unexercised during the first quarter of 1997. Upon expiration, the Company reclassified $69.6 million, the amount it would have been obligated to pay to repurchase such shares had the put options been exercised, from common equity put options to additional capital in the Company's consolidated balance sheet.

     As part of the Repurchase Program, in April 1997, the Company sold put options on 2.0 million shares of its Class A Special Common Stock. The put options give the holder the right to require the Company to repurchase such shares at $15.68 per share on specific dates in April and May 1998. The amount the Company would be obligated to pay to repurchase such shares upon exercise of the put options, totaling $31.4 million, has been reclassified from additional capital to common equity put options in the Company's December 31, 1997 consolidated balance sheet. The difference between the proceeds from the sale of these put options and their estimated fair value was not significant as of December 31, 1997.

     Share Exchange
     In December 1995, the Company issued 751,000 shares of its Class A Special Common Stock to the Company's Retirement-Investment Plan in exchange for an equivalent number of shares of its Class A Common Stock held as an investment in the Plan. The Class A Common Stock was subsequently retired.

     Stock-Based Compensation Plans
     As of December 31, 1997, the Company and its subsidiaries have several stock-based compensation plans for certain employees, officers, directors and other persons designated by the applicable compensation committees of the Boards of Directors of the Company and its subsidiaries. These plans are described below.

     Comcast Option Plan. The Company maintains qualified and nonqualified stock option plans for certain employees, directors and other persons under which fixed stock options are granted and the option price is not less than the fair value of a share of the underlying stock at the date of grant (collectively, the "Comcast Option Plan"). Under the Comcast Option Plan,
     33.5 million shares of Class A Special Common Stock and 658,000 shares of Class B Common Stock were reserved as of December 31, 1997. Option terms are generally from five to 10 1/2 years, with options generally becoming exercisable between two and 9 1/2 years from the date of grant.

COMCAST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995 (Continued)


     A summary of the activity of the Comcast Option Plan as of and for the years ended December 31, 1997, 1996 and 1995 is presented below (options in thousands):

                                                  1997                    1996                    1995
                                                      Weighted-               Weighted-               Weighted-
                                                       Average                 Average                 Average
                                                      Exercise                Exercise                Exercise
                                         Options        Price     Options       Price       Options     Price
     Class A Special Common Stock
     Outstanding at beginning of year..    14,851     $14.54       14,208       $14.25       11,868      $13.73
     Granted...........................     2,599      19.47        1,308        17.41        2,899       15.88
     Exercised.........................      (795)      9.95         (199)        8.72         (267)       9.13
     Canceled..........................      (545)     16.40         (466)       16.08         (292)      15.42
                                           ------                  ------                    ------
     Outstanding at end of year........    16,110      15.50       14,851        14.54       14,208       14.25
                                           ======                  ======                    ======

     Exercisable at end of year........     7,693     $13.91        6,875       $13.40        5,812      $13.13
                                           ======                  ======                    ======

     Class A Common Stock
     Outstanding at beginning of year..                               229        $4.87          362       $4.74
     Exercised.........................                              (229)        4.87         (129)       4.52
     Canceled..........................                                                          (4)       4.92
                                                                   ------                    ------
     Outstanding at end of year........                                                         229        4.87
                                                                   ======                    ======

     Exercisable at end of year........                                                         226       $4.86
                                                                   ======                    ======

     Class B Common Stock
     Outstanding at beginning
       and end of year.................       658      $5.70          658        $5.70          658       $5.70
                                           ======                  ======                    ======

     Exercisable at end of year........       658      $5.70          658        $5.70          557       $5.45
                                           ======                  ======                    ======

     The following table summarizes information about the Class A Special Common Stock options outstanding under the Comcast Option Plan as of December 31, 1997 (options in thousands):

                                       Options Outstanding                         Options Exercisable
                                             Weighted-
     Range of               Number            Average         Weighted-          Number          Weighted-
     Exercise             Outstanding        Remaining         Average         Exercisable        Average
     Prices               at 12/31/97    Contractual Life  Exercise Price      at 12/31/97    Exercise Price
     $6.22 to $10.72          2,493         2.0 Years            $7.30            1,846            $7.18
     $10.83 to $14.63         3,353         4.4 Years            11.78            2,236            11.30
     $15.00 to $19.00         4,667         8.3 Years            16.96              428            15.91
     $19.13 to $23.81         5,597         4.9 Years            20.16            3,183            19.38
                             ------                                               -----
                             16,110                                               7,693
                             ======                                               =====

     The weighted-average fair value at date of grant of a Class A Special Common Stock option granted under the Comcast Option Plan during 1997, 1996 and 1995 was $10.18, $9.71 and $9.67, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: dividend yield of .52%, .53% and .65% for 1997, 1996 and 1995, respectively; expected volatility of 30.1%, 34.9% and 40.7% for 1997, 1996 and 1995, respectively; risk-free interest rate of

COMCAST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995 (Continued)


     6.5%, 6.8% and 7.6% for 1997, 1996 and 1995, respectively; expected option lives of 9.9 years for 1997 and 1996 and 10.2 years for 1995; and a forfeiture rate of 3.0% for all years.

     QVC Tandem Plan. QVC established a qualified and nonqualified combination stock option/Stock Appreciation Rights ("SAR") plan (collectively, the "QVC Tandem Plan") during 1995 for employees, officers, directors and other persons designated by the Compensation Committee of QVC's Board of Directors. Under the QVC Tandem Plan, the option price is generally not less than the fair value, as determined by an independent appraisal, of a share of the underlying common stock of QVC (the "QVC Common Stock") at the date of grant. As of the latest valuation date, the fair value of a share of QVC Common Stock was $688.14. If the SAR feature of the QVC Tandem Plan is elected by the eligible participant, the participant receives 75% of the excess of the fair value of a share of QVC Common Stock over the exercise price of the option to which it is attached at the exercise date. Option holders have stated an intention not to exercise the SAR feature of the QVC Tandem Plan. Because the exercise of the option component is more likely than the exercise of the SAR feature, compensation expense is measured based on the stock option component. Under the QVC Tandem Plan, option/SAR terms are ten years from the date of grant, with options/SARs generally becoming exercisable over four years from the date of grant. As of December 31, 1997, 236,000 shares of QVC Common Stock were reserved under the plan. Compensation expense of $3.4 million and $4.0 million was recorded under the QVC Tandem Plan during the years ended December 31, 1997 and 1996, respectively. No compensation expense was recognized under the QVC Tandem Plan during the year ended December 31, 1995.

     A summary of the activity of the QVC Tandem Plan as of and for the years ended December 31, 1997, 1996 and 1995 is presented below (options/SARs in thousands):

                                           1997                      1996                     1995
                                               Weighted-                 Weighted-                  Weighted-
                                                Average                   Average                    Average
                                    Options/   Exercise      Options/    Exercise       Options/    Exercise
                                      SARs       Price         SARs        Price          SARs        Price
     Outstanding at
         beginning of year.......        164   $192.16          142      $177.05
     Granted.....................         74    601.28           26       271.23          142       $177.05
     Exercised...................        (55)   177.05
     Canceled....................         (3)   262.20           (4)      177.05
                                         ---                    ---                       ---
     Outstanding at end of year..        180    363.99          164       192.16          142        177.05
                                         ===                    ===                       ===

     Exercisable at end of year..         20   $205.42           36      $177.05
                                         ===                    ===

     The  following  table   summarizes   information   about  the  options/SARs
     outstanding under the QVC Tandem Plan as of December 31, 1997 (options/SARs in thousands):

                                        Options/SARs Outstanding            Options/SARs Exercisable
                                                          Weighted-
                                         Number            Average                   Number
     Exercise                          Outstanding        Remaining                Exercisable
     Price                             at 12/31/97    Contractual Life             at 12/31/97
      $177.05                               105          7.7 Years                     18
       522.31                                 3          8.5 Years                      1
       585.19                                 5          9.0 Years                      1
       634.25                                66          9.7 Years
       688.14                                 1          9.8 Years
                                           ----                                       ---
                                            180                                        20
                                           ====                                       ===

COMCAST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995 (Continued)


     The weighted-average fair value at date of grant of a QVC Common Stock option/SAR granted during 1997, 1996 and 1995 was $331.93, $385.13 and $96.05, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: no dividend yield for all years; expected volatility of 20% for all years; risk-free interest rate of 6.2%, 6.8% and 7.5% for 1997, 1996 and 1995, respectively; expected option lives of 10 years for all years; and a forfeiture rate of 3.0% for all years.

     Had compensation expense for the Company's two aforementioned stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans under the provisions of SFAS No. 123, the Company's net loss and net loss per share would have been increased to the pro forma amounts indicated below (dollars in millions, except per share data):

                                                                 1997              1996              1995
     Net loss - As reported...............................     ($238.7)          ($53.5)           ($43.9)
     Net loss - Pro forma.................................      (252.0)           (61.0)            (50.7)

     Net loss for common stockholders  - As reported......     ($253.5)          ($54.2)           ($43.9)
     Net loss for common stockholders - Pro forma.........      (266.7)           (61.7)            (50.7)

     Net loss for common stockholders
       per common share - As reported ....................       ($.75)           ($.21)            ($.18)
     Net loss for common stockholders
       per common share - Pro forma.......................        (.79)            (.24)             (.21)

     The pro forma effect on net loss and net loss per share for the years ended December 31, 1997, 1996 and 1995 by applying SFAS No. 123 may not be indicative of the pro forma effect on net income or loss in future years since SFAS No. 123 does not take into consideration pro forma compensation expense related to awards made prior to January 1, 1995 and since additional awards in future years are anticipated.

     Other Stock-Based Compensation Plans
     The Company maintains a restricted stock program under which management employees may be granted restricted shares of the Company's Class A Special Common Stock. The shares awarded vest annually, generally over a period not to exceed five years from the date of the award, and do not have voting or dividend rights until vesting occurs. At December 31, 1997, there were 1.3 million unvested shares granted under the program, of which 327,000 vested in January 1998. During the years ended December 31, 1997, 1996 and 1995, 208,000, 951,000 and 135,000 shares were granted under the program, respectively, with a weighted-average grant date market value of $17.36, $19.16 and $20.61 per share, respectively. Compensation expense recognized during the years ended December 31, 1997, 1996 and 1995 under this program was $7.1 million, $5.5 million, and $4.6 million, respectively. There was no significant difference between the amount of compensation expense recognized by the Company during the years ended December 31, 1997, 1996 and 1995 and the amount that would have been recognized had compensation expense been determined under the provisions of SFAS No. 123.

     The Company and QVC established SAR plans during 1996 and 1995 for certain employees, officers, directors and other persons (the "QVC SAR Plans"). Under the QVC SAR Plans, eligible participants are entitled to receive a cash payment from the Company or QVC equal to 100% of the excess, if any, of the fair value of a share of QVC Common Stock at the exercise date over the fair value of such a share at the grant date. The SARs have a term of ten years from the date of grant and become exercisable over four to five years from the date of grant. During the years ended December 31, 1997, 1996 and 1995, 4,000, 11,000 and 11,000 SARs were awarded, respectively, and 20,000 SARs were outstanding at December 31, 1997, of which 4,000 were exercisable. Compensation expense related to the QVC SAR Plans of $3.4 million, $4.5 million and $1.1 million was recorded during the years ended December 31, 1997, 1996 and 1995, respectively. There was no significant difference between the amount of compensation expense recognized and the amount that would have been recognized had compensation expense been determined under the provisions of SFAS No. 123.

COMCAST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995 (Continued)


     E! Entertainment established a SAR plan in 1995 for certain of its employees and officers (the "E! SAR Plan"). Approximately 7.8 million SAR units were reserved under the E! SAR Plan and were outstanding as of December 31, 1997. SAR units granted under the E! SAR Plan will be 100% vested at December 31, 1998, or earlier upon death or disability or the occurrence of certain transactions or events. The value of a SAR unit granted pursuant to the E! SAR Plan will be based on the appreciation of the value of E! Entertainment, determined by an independent appraisal, between January 1, 1995 and December 31, 1998, or December 31, 1999 should the participants holding the majority of SAR units elect to extend the valuation date. Payments may be deferred by E! Entertainment under certain circumstances and will not begin earlier than 1999. Compensation expense related to the E! SAR Plan was $7.0 million during the year ended December 31, 1997. There was no significant difference between the amount of compensation expense recognized and the amounts that would have been recognized had compensation expense been determined under the provisions of SFAS No. 123.

7.   INCOME TAXES

     The  Company   joins  with  its  80%  or  more  owned   subsidiaries   (the
     "Consolidated Group") in filing consolidated federal income tax returns. Both QVC and Comcast Communications Properties, Inc., an indirect majority owned subsidiary of the Company, file separate consolidated federal income tax returns.

     Income tax expense consists of the following components:

                                                                             Year Ended December 31,
                                                                     1997             1996                1995
                                                                              (Dollars in millions)
     Current expense
     Federal....................................................     $94.4             $82.0             $45.2
     State......................................................      24.9              23.3              14.3
                                                                     -----             -----             -----

                                                                     119.3             105.3              59.5
                                                                     -----             -----             -----
     Deferred expense (benefit)
     Federal....................................................     (61.1)            (20.4)            (22.0)
     State......................................................      (2.6)             (0.5)              4.6
                                                                     -----             -----             -----

                                                                     (63.7)            (20.9)            (17.4)
                                                                     -----             -----             -----

     Income tax expense.........................................     $55.6             $84.4             $42.1
                                                                     =====             =====             =====

COMCAST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995 (Continued)


     The effective income tax expense of the Company differs from the statutory amount because of the effect of the following items:

                                                                             Year Ended December 31,
                                                                     1997             1996                1995
                                                                              (Dollars in millions)
     Federal tax at statutory rate..............................    ($80.2)            ($5.6)           ($15.9)
     Non-deductible depreciation and amortization...............      42.6              32.0              23.7
     State income taxes, net of federal benefit.................      14.5              14.8              12.3
     Non-deductible foreign losses and equity in
       net losses of affiliates.................................      53.1              27.5              17.3
     Additions to valuation allowance...........................      16.3              18.3               1.4
     Other......................................................       9.3              (2.6)              3.3
                                                                    ------             -----            ------

     Income tax expense.........................................     $55.6             $84.4             $42.1
                                                                    ======             =====            ======

     Deferred income tax benefit resulted from the following differences between financial and income tax reporting:

                                                                             Year Ended December 31,
                                                                     1997             1996              1995
                                                                              (Dollars in millions)
     Depreciation and amortization.........................         ($95.4)           ($60.2)           ($68.3)
     Accrued expenses not currently deductible.............          (13.2)             (6.3)             (2.7)
     Non-deductible reserves for bad debts,
       obsolete inventory and sales returns................          (10.9)            (11.0)            (14.2)
     Non-taxable temporary differences associated
       with sale or exchange of securities.................            6.4              30.9              22.7
     Losses (income) from affiliated partnerships..........           45.9              25.6              (2.4)
     Utilization of net operating loss carryforwards.......                                               41.0
     Deferred tax assets arising from current
       period losses ......................................          (16.6)            (23.0)            (10.0)
     Change in valuation allowance and other...............           20.1              23.1              16.5
                                                                    ------            ------            ------

     Deferred income tax benefit...........................         ($63.7)           ($20.9)           ($17.4)
                                                                    ======            ======            ======

COMCAST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995 (Continued)


     Significant components of the Company's net deferred tax liability are as follows:

                                                                          December 31,
                                                                     1997             1996
                                                                     (Dollars in millions)
     Deferred tax assets:
       Net operating loss carryforwards....................         $343.8            $280.9
       Differences between book and
         tax basis of property and equipment
         and deferred charges..............................           24.5              24.5
       Reserves for bad debts, obsolete inventory
         and sales returns.................................           84.8              73.9
       Other...............................................           62.9              49.7
       Less: Valuation allowance...........................         (279.5)           (263.2)
                                                                  --------          --------
                                                                     236.5             165.8
                                                                  --------          --------
     Deferred tax liabilities, principally
       differences between book and tax
       basis of property and equipment and
       deferred charges....................................        2,256.2           2,228.3
                                                                  --------          --------
     Net deferred tax liability............................       $2,019.7          $2,062.5
                                                                  ========          ========

     The deferred tax liability is net of deferred tax assets of $92.5 million and $78.0 million as of December 31, 1997 and 1996, respectively, which are included in other current assets in the Company's consolidated balance sheet. The Company's valuation allowance against deferred tax assets includes approximately $120.0 million for which any subsequent tax benefits recognized will be allocated to reduce goodwill and other noncurrent intangible assets. For income tax reporting purposes, the Consolidated Group and Comcast Communications Properties, Inc. have net operating loss carryforwards for which deferred tax assets have been recorded of approximately $150.0 million and $30.0 million, respectively, which expire primarily in 2010 and 2011. Remaining net operating loss carryforwards, for which valuation allowances have been established, expire in periods through 2012.

8.   STATEMENT OF CASH FLOWS - SUPPLEMENTAL INFORMATION

     The Company made cash payments for interest of $494.4 million, $456.8 million and $459.1 million during the years ended December 31, 1997, 1996 and 1995, respectively.

     The Company made cash payments for income taxes of $114.2 million, $101.4 million and $35.4 million during the years ended December 31, 1997, 1996 and 1995, respectively.

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

COMCAST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995 (Continued)


     Beginning in October 1998, Disney, in certain circumstances, is entitled to cause the LLC to purchase Disney's entire interest in the LLC at its then fair market value (as determined by an appraisal process). If the LLC elects not to purchase Disney's interests, Disney has the right, at its option, to purchase either the Company's entire interest in the LLC or all of the shares of stock of E! Entertainment held by the LLC, in each case at fair market value. In the event that Disney exercises its rights, as described above, a portion or all of the Disney Notes (see Notes 3 and 5) may be replaced with a three year note due to Disney.

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

     At any time after December 18, 2001, the California Public Employees Retirement System ("CalPERS") may elect to liquidate its interest in MHCP Holdings, L.L.C. ("MHCP Holdings"), a 55% owned indirect subsidiary of the Company (which holds the US cable television operations formerly known as Maclean Hunter Limited) in which CalPERS owns the remaining 45% interest, at a price based upon the fair value of CalPERS' interest in MHCP Holdings, adjusted, under certain circumstances, for certain performance criteria relating to the fair value of MHCP Holdings or to the Company's common stock. Except in certain limited circumstances, the Company, at its option, may satisfy this liquidity arrangement by purchasing CalPERS' interest for cash, through the issuance of the Company's common stock (subject to certain limitations) or by selling MHCP Holdings.

     Minimum  annual  rental   commitments  for  office  space,   equipment  and
     transponder service agreements under noncancellable operating leases as of December 31, 1997 are as follows:
                                                             (Dollars
                                                           in millions)

                1998........................................   $58.0
                1999........................................    52.4
                2000........................................    43.3
                2001........................................    37.7
                2002........................................    36.4
                Thereafter..................................   158.8

     Rental expense of $77.3 million, $54.7 million and $44.6 million for 1997, 1996 and 1995, respectively, has been charged to operations.

     Contingencies
     QVC has an agreement with an unrelated third party (the "Bank") whereby the Bank provides revolving credit directly to QVC customers. The revolving credit card issued by the Bank may be used solely for the purchase of goods and services from QVC. The Bank may advance a portion of the purchase price to QVC. QVC is obligated to purchase from the Bank any uncollected customers' accounts. The uncollected balances of revolving credit extended by the Bank under this agreement are $340.0 million and $317.7 million as of December 31, 1997 and 1996, respectively, of which $309.6 million and $284.5 million represent interest bearing deposits due from the unrelated third party. The total reserve balances maintained for the purchase of uncollectible accounts are $76.5 million and $73.2 million as of December 31, 1997 and 1996, respectively. The Company's potential

COMCAST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995 (Continued)


     obligations under the program are considered, for financial reporting purposes, to be financial instruments with off- balance sheet risk. The carrying value of accounts receivable, adjusted for the reserves described above, approximates fair value as of December 31, 1997 and 1996.

     The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial position, results of operations or liquidity of the Company.

10.  FINANCIAL DATA BY BUSINESS SEGMENT

     The following represents the Company's significant business segments, including: "Domestic Cable Communications," the most significant of the Company's cable communications operations; "Electronic Retailing," the most significant of the Company's content businesses; and "Cellular
     Communications," the most significant of the Company's cellular/PCS telecommunications operations. The remaining components of the Company's operations are not independently significant to the Company's consolidated financial position or results of operations and are included under the caption "Other" (dollars in millions).

                                                   Domestic
                                                     Cable       Electronic     Cellular      Corporate
                                                Communications    Retailing  Communications and Other(1)      Total
   1997
   Revenues....................................     $2,073.0      $2,082.5        $444.9         $312.2      $4,912.6
   Depreciation and amortization...............        626.1         115.0         109.8           85.5         936.4
   Operating income (loss).....................        361.6         222.7          65.6         (117.8)        532.1
   Interest expense............................        227.9          56.3         111.3          169.4         564.9
   Assets......................................      6,057.8       2,268.3       1,480.8        2,997.3      12,804.2
   Long-term debt..............................      2,554.9         768.8       1,224.5        2,010.4       6,558.6
   Capital expenditures........................        497.8          97.3         130.0          200.4         925.5
   Equity in net losses of affiliates..........                                                  (330.1)       (330.1)

   1996
   Revenues....................................     $1,640.9      $1,835.8        $426.1         $135.6      $4,038.4
   Depreciation and amortization...............        416.2         107.7         117.2           57.2         698.3
   Operating income (loss).....................        393.8         192.6          43.0         (120.5)        508.9
   Interest expense............................        228.3          65.2          92.4          154.9         540.8
   Assets......................................      6,938.3       2,162.7       1,368.3        1,619.3      12,088.6
   Long-term debt..............................      3,078.1         842.6       1,104.4        2,077.6       7,102.7
   Capital expenditures........................        290.9          63.6         116.0          199.9         670.4
   Equity in net (losses) income of
     affiliates................................        (22.1)          0.2                       (122.9)       (144.8)

   1995
   Revenues....................................     $1,454.9      $1,487.7        $374.9          $45.4      $3,362.9
   Depreciation and amortization...............        372.5          86.1         205.7           24.7         689.0
   Operating income (loss).....................        346.0         145.8         (67.9)         (94.1)        329.8
   Interest expense............................        245.6          75.3          74.7          129.1         524.7
   Assets......................................      4,531.1       2,096.4       1,349.4        1,603.4       9,580.3
   Long-term debt..............................      2,984.2         911.3         928.9        2,119.4       6,943.8
   Capital expenditures........................        237.8          28.1         228.7          128.4         623.0
   Equity in net (losses) income of
     affiliates................................        (17.6)          0.3                        (69.3)        (86.6)

--------------
(1) Other includes certain operating businesses, including E! Entertainment (beginning on March 31, 1997), the Company's consolidated UK cable and telecommunications operations, the Company's DBS operations and elimination entries related to the segments presented.

COMCAST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1997, 1996 and 1995 (Concluded)

11.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                                  First         Second           Third         Fourth           Total
                                                 Quarter      Quarter (4)       Quarter      Quarter (5)        Year
                                                                    (Dollars in millions, except per share data)
   1997
   Revenues.................................   $1,130.8        $1,184.5       $1,204.2       $1,393.1        $4,912.6
   Operating income before
     depreciation and amortization (1)......      333.7           367.4          365.0          402.4         1,468.5
   Operating income.........................      121.3           117.4          123.7          169.7           532.1
   Loss before extraordinary items (2)......      (64.7)          (14.6)         (52.1)         (77.1)         (208.5)
   Extraordinary items (6)..................                      (22.8)          (3.1)          (4.3)          (30.2)
   Net loss (2).............................      (64.7)          (37.4)         (55.2)         (81.4)         (238.7)
   Loss per share before extraordinary items       (.20)           (.05)          (.17)          (.24)           (.66)
   Extraordinary items per share............                       (.07)          (.01)          (.01)           (.09)
   Net loss per share.......................       (.20)           (.12)          (.18)          (.25)           (.75)
   Cash dividends per common share..........      .0233           .0233          .0233          .0233           .0933

   1996
   Revenues.................................     $950.7          $945.6         $974.6       $1,167.5        $4,038.4
   Operating income before
     depreciation and amortization (1)......      270.1           296.1          295.8          345.2         1,207.2
   Operating income.........................      113.3           128.7          129.1          137.8           508.9
   (Loss) income before extraordinary
     item (3)...............................      (34.6)           17.8          (10.0)         (25.7)          (52.5)
   Extraordinary item.......................                       (1.0)                                         (1.0)
   Net (loss) income (3)....................      (34.6)           16.8          (10.0)         (25.7)          (53.5)
   (Loss) income per share before
     extraordinary item.....................       (.14)            .07           (.04)          (.09)           (.21)
   Extraordinary item per share.............
   Net (loss) income per share..............       (.14)            .07           (.04)          (.09)           (.21)
   Cash dividends per common share..........      .0233           .0233          .0233          .0233           .0933

--------------
(1) Operating income before depreciation and amortization is commonly referred to in the Company's businesses as "operating cash flow." Operating cash flow is a measure of a company's ability to generate cash to service its obligations, including debt service obligations, and to finance capital and other expenditures. In part due to the capital intensive nature of the Company's businesses and the resulting significant level of non-cash depreciation and amortization expense, operating cash flow is frequently used as one of the bases for comparing businesses in the Company's industries, although the Company's measure of operating cash flow may not be comparable to similarly titled measures of other companies. Operating cash flow does not purport to represent net income or net cash provided by operating activities, as those terms are defined under generally accepted accounting principles, and should not be considered as an alternative to such measurements as an indicator of the Company's performance.
(2) Results of operations were affected by the gain on the sale of TCGI Class A stock in the second quarter of 1997 and the gain on the sale of Nextel common stock in the third quarter of 1997 (see Note 4).
(3) Results of operations were affected by the TCGI IPO Gain and the sale of Nextel shares in the second quarter of 1996 (see Note 4).
(4) Results of operations for the second quarter of 1997 include the results of E! Entertainment, which have been consolidated effective March 31, 1997 (see Note 3).
(5) Results of operations for the fourth quarter of 1996 include the results of operations of Scripps Cable, which have been consolidated effective November 1, 1996, and the gain on the Exchange (see Notes 3 and 4). The Company's consolidated results of operations for the fourth quarter of 1997 and 1996 are also affected by the seasonality of the Company's electronic retailing operations.
(6) Extraordinary items consist of unamortized debt acquisition and debt extinguishment costs expensed in connection with the Cable Refinancing, the Cellular Refinancing and the redemption of the 10% debentures in the second quarter of 1997, the redemption of the Step Up Debentures in the third quarter of 1997 and the repayments made with the proceeds from the New Bank Facility in the fourth quarter of 1997 (see Note 5).

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

The information called for by Item 10, Directors and Executive Officers of the Registrant (except for the information regarding executive officers called for by Item 401 of Regulation S-K which is included in Part I hereof as Item 4A in accordance with General Instruction G(3)), Item 11, Executive Compensation, Item 12, Security Ownership of Certain Beneficial Owners and Management, and Item 13, Certain Relationships and Related Transactions, is hereby incorporated by reference to the Registrant's definitive Proxy Statement for its Annual Meeting of Shareholders presently scheduled to be held in June 1998, which shall be filed with the Securities and Exchange Commission within 120 days of the end of the Registrant's latest fiscal year.

                                     PART IV

ITEM 14       EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) The following consolidated financial statements of the Company are included in Part II, Item 8:

              Independent Auditors' Report....................................42
              Consolidated Balance Sheet--December 31, 1997 and 1996..........43
              Consolidated Statement of Operations--Years
                Ended December 31, 1997, 1996 and 1995........................44
              Consolidated Statement of Cash Flows--Years
                Ended December 31, 1997, 1996 and 1995........................45
              Consolidated Statement of Stockholders' Equity
                (Deficiency)--Years Ended December 31, 1997, 1996 and 1995....46
              Notes to Consolidated Financial Statements......................47

     (b) (i) The following financial statement schedules required to be filed by Items 8 and 14(d) of Form 10-K are included in Part IV:

              Schedule I -  Condensed Financial Information of Registrant
                            Unconsolidated (Parent Only)
              Schedule II - Valuation and Qualifying Accounts

              All other schedules are omitted because they are not applicable, not required or the required information is included in the consolidated financial statements or notes thereto.

     (c)  Reports on Form 8-K
          (i) Comcast Corporation filed a Current Report on Form 8-K under Item 1 on October 27, 1997 relating to the change in control of the Registrant.

     (d)  Exhibits required to be filed by Item 601 of Regulation S-K:

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

          3.1(e) Form of Statement of Designations, Preferences and Rights of 5% Series A Convertible Preferred Stock of the Company (incorporated by reference to Exhibit 4.1(e) to the Company's Registration Statement on Form S-3 filed on July 16, 1996).

          3.1(f) Form of Statement of Designations, Preferences and Rights of Series B Convertible Preferred Stock of the Company (incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30,
                    1997).

          3.2       Amended and Restated By-Laws (incorporated by reference to
                    Exhibit 3(ii) to the Company's Annual Report on Form 10-K for the year ended December 31, 1993).

          4.1 Specimen Class A Common Stock Certificate (incorporated by reference to Exhibit 2(a) to the Company's Registration Statement on Form S-7 filed on September 17, 1980, File No. 2-69178).

          4.2 Specimen Class A Special Common Stock Certificate (incorporated by reference to Exhibit 4(2) to the Company's Annual Report on Form 10-K for the year ended December 31,
                    1986).

          4.3 Indenture, dated as of October 17, 1991, between the Company and Bank of Montreal/Harris Trust (successor to Morgan Guaranty Trust Company of New York), as Trustee (incorporated by reference to Exhibit 2 to the Company's Current Report on Form 8-K filed on October 31, 1991).

          4.4 Form of Debenture relating to the Company's 10-1/4% Senior Subordinated Debentures due 2001 (incorporated by reference to Exhibit 4(19) to the Company's Annual Report on Form 10-K for the year ended December 31, 1991).

          4.5 Form of Debenture relating to the Company's $300,000,000 10-5/8% Senior Subordinated Debentures due 2012 (incorporated by reference to Exhibit 4(17) to the Company's Annual Report on Form 10-K for the year ended December 31,
                    1992).

          4.6 Form of Debenture relating to the Company's $200,000,000 9-1/2% Senior Subordinated Debentures due 2008 (incorporated by reference to Exhibit 4(18) to the Company's Annual Report on Form 10-K for the year ended December 31, 1992).

          4.7 Indenture, dated as of February 20, 1991, between the Company and Bankers Trust Company, as Trustee (incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-3 (File No. 33-32830), filed on January 11, 1990).

          4.8 Form of Debenture relating to the Company's 1-1/8% Discount Convertible Subordinated Debentures Due 2007 (incorporated by reference to Exhibit 4 to the Company's Current Report on Form 8-K filed on November 15, 1993).

          4.9 Form of Debenture relating to the Company's $250.0 million 9-3/8% Senior Subordinated Debentures due 2005 (incorporated by reference to Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995).

          4.10 Form of Debenture relating to the Company's $250.0 million 9-1/8% Senior Subordinated Debentures due 2006 (incorporated by reference to Exhibit 4.13 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995).

          4.11 Indenture dated as of November 15, 1995, between Comcast UK Cable Partners Limited and Bank of Montreal Trust Company, as Trustee, in respect of Comcast UK Cable Partners Limited's 11.20% Senior Discount Debentures due 2007 (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1 (File No. 33-96932) of Comcast UK Cable Partners Limited).

          4.11(a) Form of Debenture relating to Comcast UK Cable Partners Limited's 11.20% Senior Discount Debentures due 2007 (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-1 (File No. 33-96932) of Comcast UK Cable Partners Limited).

          10.1* Comcast Corporation 1986 Non-Qualified Stock Option Plan, as amended and restated, effective December 10, 1996 (incorporated by reference to Exhibit 10.3 to the Company's Annual Report on Form 10-K for the year ended December 31,
                    1996).

          10.2* Comcast Corporation 1987 Stock Option Plan, as amended and restated, effective December 10, 1996 (incorporated by reference to Exhibit 10.4 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996).

          10.3* Comcast Corporation 1996 Stock Option Plan, as amended and restated, effective May 1, 1997 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997).

          ------------------
          * Constitutes a management contract or compensatory plan or arrangement.

          10.4* Comcast Corporation 1996 Deferred Compensation Plan, as amended and restated, effective January 9, 1998.

          10.5* Comcast Corporation 1990 Restricted Stock Plan, as amended and restated, effective September 16, 1997 (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997).

          10.6* 1992 Executive Split Dollar Insurance Plan (incorporated by reference to Exhibit 10(12) to the Company's Annual Report on Form 10-K for the year ended December 31, 1992).

          10.7* Comcast Corporation 1996 Cash Bonus Plan, as amended and restated, effective May 30, 1997 (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997).

          10.8* Comcast Corporation 1996 Executive Cash Bonus Plan, dated August 15, 1996 (incorporated by reference to Exhibit 10.10 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996).

          10.9* Compensation and Deferred Compensation Agreement by and between Comcast Corporation and Ralph J. Roberts, dated December 16, 1997.

          10.10 The Comcast Corporation Retirement-Investment Plan, as amended and restated effective January 1, 1993 (revised through September 30, 1995) (incorporated by reference to
                    Exhibit 10.1 to the Company's Registration Statement on Form S-8 filed on October 5, 1995).

          10.11 Defined Contribution Plans Master Trust Agreement, between Comcast Corporation and State Street Bank and Trust Company (incorporated by reference to Exhibit 10.2 to the Company's Registration Statement on Form S-8 filed on October 5,
                    1995).

          10.12 Tax Sharing Agreement, dated as of December 2, 1992, among Storer Communications, Inc., TKR Cable I, Inc., TKR Cable II, Inc., TKR Cable III, Inc., Tele-Communications, Inc., the Company and each of the Departing Subsidiaries that are signatories thereto (incorporated by reference to Exhibit 4 to the Company's Current Report on Form 8-K filed on December 17, 1992, as amended by Form 8 filed January 8,
                    1993).

          10.13* Comcast Corporation 1997 Deferred Stock Option Plan, as amended and restated, effective December 18, 1997.

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

          10.24 Amended and Restated Stockholders Agreement, dated as of February 9, 1995, among Comcast Corporation, Comcast QVC, Inc., QVC Programming Holdings, Inc., Liberty Media Corporation, QVC Investment, Inc. and Liberty QVC, Inc. (incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995).

          10.25(a) Credit Agreement, dated as of February 15, 1995, among QVC, Inc. and the Banks listed therein (incorporated by reference to Exhibit (b)(6) to Amendment No. 21 to the Tender Offer Statement on Schedule 14D-1 filed on February 17, 1995 by QVC Programming Holdings, Inc., Comcast Corporation and Tele-Communications, Inc. with respect to the tender offer for all outstanding shares of QVC, Inc.).

        10.25(b)/*/ Amendment No. 3, dated as of July 19, 1996, to the Credit
                    Agreement, dated as of February 15, 1995, among QVC, Inc. and the Banks listed therein.

          10.26 Comcast MHCP Holdings, L.L.C. Amended and Restated Limited Liability Company Agreement, dated as of December 18, 1994, among Comcast Cable Communications, Inc., The California Public Employees' Retirement System and, for certain limited purposes, Comcast Corporation (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on January 6, 1995).

          10.27 Credit Agreement, dated as of December 22, 1994, among Comcast MH Holdings, Inc., the banks listed therein, The Chase Manhattan Bank (National Association), NationsBank of Texas, N.A. and the Toronto-Dominion Bank, as Arranging Agents, The Bank of New York, The Bank of Nova Scotia, Canadian Imperial Bank of Commerce and Morgan Guaranty Trust Company of New York, as Managing Agents and NationsBank of Texas, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on January 6, 1995).

          ------------------
          /*/ Pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K, the Registrant agrees to furnish a copy of the referenced agreement to the Commission upon request.

          10.28 Pledge Agreement, dated as of December 22, 1994, between Comcast MH Holdings, Inc. and NationsBank of Texas, N.A., as the secured party (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on January 6, 1995).

          10.29 Pledge Agreement, dated as of December 22, 1994, between Comcast Communications Properties, Inc. and NationsBank of Texas, N.A., as the Secured Party (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed on January 6, 1995).

          10.30 Affiliate Subordination Agreement (as the same may be amended, modified, supplemented, waived, extended or restated from time to time, this "Agreement"), dated as of December 22, 1994, among Comcast Corporation, Comcast MH Holdings, Inc., (the "Borrower"), any affiliate of the Borrower that shall have become a party thereto and NationsBank of Texas, N.A., as Administrative Agent under the Credit Agreement dated as of December 22, 1994, among the Borrower, the Banks listed therein, The Chase Manhattan Bank (National Association), NationsBank of Texas, N.A. and The Toronto-Dominion Bank, as Arranging Agents, The Bank of New York, The Bank of Nova Scotia, Canadian Imperial Bank of Commerce and Morgan Guaranty Trust Company of New York, as Managing Agents, and the Administrative Agent (incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K filed on January 6, 1995).

          10.31 Registration Rights and Price Protection Agreement, dated as of December 22, 1994, by and between Comcast Corporation and The California Public Employees' Retirement System (incorporated by reference to Exhibit 10.8 to the Company's Current Report on Form 8-K filed on January 6, 1995).

          10.32 Amended and Restated Agreement of Limited Partnership of MajorCo, L.P., a Delaware Limited Partnership, dated as of January 31, 1996, among Sprint Spectrum, L.P., TCI Network Services, Comcast Telephony Services and Cox Telephony Partnership (incorporated by reference to Exhibit 1 to the Company's Current Report on Form 8-K filed on February 12,
                    1996).

          10.33 Parents Agreement, dated as of January 31, 1996, between Comcast Corporation and Sprint Corporation (incorporated by reference to Exhibit 3 to the Company's Current Report on Form 8-K filed on February 12, 1996).

          10.34 Voting Agreement by and among Comcast Corporation, The E.W. Scripps Company, Sural Corporation and The Edward W. Scripps Trust, dated as of October 28, 1995 (incorporated by reference to Exhibit 2.2 to the Company's Registration Statement on Form S-4 filed, as amended, on November 13,
                    1996).

          10.35/*/ Credit Agreement, dated as of November 15, 1996, among Comcast SCH Holdings, Inc., the banks listed therein, Nationsbank of Texas, N.A., as Documentation Agent, The Chase Manhattan Bank, as Syndication Agent, The Bank of New York, The Chase Manhattan Bank and Nationsbank of Texas, N.A., as Managing Agents, and The Bank of New York, as Administrative Agent.

          10.36 Indenture dated as of May 1, 1997, between Comcast Cable Communications, Inc. and Bank of Montreal Trust Company, as Trustee, in respect of Comcast Cable Communications, Inc.'s 8-1/8% Notes due 2004, 8-3/8% Notes due 2007, 8-7/8% Notes
                    due 2017 and 8-1/2% Notes due 2027 (incorporated by reference to Exhibit 4.1(a) to the Registration Statement on Form S-4 (File No. 333-30745) of Comcast Cable Communications, Inc.).

          10.37 Indenture dated as of May 8, 1997, between Comcast Cellular Corporation (formerly Comcast Cellular Holdings, Inc.) and The Bank of New York, as Trustee, in respect of Comcast Cellular Holdings, Inc.'s 9-1/2% Senior Notes due 2007 (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-4 (File No. 333-31009) of Comcast Cellular Holdings, Inc.).

          ------------------
          /*/ Pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K, the Registrant agrees to furnish a copy of the referenced agreement to the Commission upon request.

          21        List of Subsidiaries.

          23.1(a)   Consent of Deloitte & Touche LLP.

          23.2      Consent of KPMG Peat Marwick LLP.

          27.1      Financial Data Schedule.

          99.1 Report of Independent Public Accountants to QVC, Inc., as of and for the years ended December 31, 1997 and 1996 and for the eleven-month period ended December 31, 1995.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in Philadelphia, Pennsylvania on March 3, 1998.

                                           Comcast Corporation



                                           By: /s/ Brian L. Roberts
                                               Brian L. Roberts
                                               President and Director


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE                              TITLE                           DATE

/s/ Ralph J. Roberts
----------------------------
Ralph J. Roberts                Chairman of the Board of           March 3, 1998
                                Directors; Director

/s/ Julian A. Brodsky
----------------------------
Julian A. Brodsky               Vice Chairman of the Board of      March 3, 1998
                                Directors; Director

/s/ Brian L. Roberts
----------------------------
Brian L. Roberts                President; Director (Principal     March 3, 1998
                                Executive Officer)

/s/ Lawrence S. Smith
----------------------------
Lawrence S. Smith               Executive Vice President           March 3, 1998
                                (Principal Accounting Officer)

/s/ John R. Alchin
----------------------------
John R. Alchin                  Senior Vice President, Treasurer   March 3, 1998
                                (Principal Financial Officer)

/s/ Daniel Aaron
----------------------------
Daniel Aaron                    Director                           March 3, 1998

/s/ Gustave G. Amsterdam
----------------------------
Gustave G. Amsterdam            Director                           March 3, 1998

/s/ Sheldon M. Bonovitz
----------------------------
Sheldon M. Bonovitz             Director                           March 3, 1998

/s/ Joseph L. Castle II
----------------------------
Joseph L. Castle II             Director                           March 3, 1998

SIGNATURE                              TITLE                           DATE

/s/ Bernard C. Watson
----------------------------
Bernard C. Watson               Director                           March 3, 1998

/s/ Irving A. Wechsler
----------------------------
Irving A. Wechsler              Director                           March 3, 1998

/s/ Anne Wexler
----------------------------
Anne Wexler                     Director                           March 3, 1998

                      COMCAST CORPORATION AND SUBSIDIARIES

                 SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF

                     REGISTRANT UNCONSOLIDATED (PARENT ONLY)

                             CONDENSED BALANCE SHEET

                        (In millions, except share data)

                                                                                    December 31,
ASSETS                                                                        1997                1996
   Cash and cash equivalents.............................................     $12.8                 $9.7
   Other current assets..................................................       5.9                  5.7
                                                                           --------             --------
     Total current assets................................................      18.7                 15.4
   Investments in and amounts due from subsidiaries
     eliminated upon consolidation.......................................   3,487.0              2,646.8
   Property and equipment, net...........................................      38.5                 30.9
   Other assets, net.....................................................      45.5                 85.8
                                                                           --------             --------
                                                                           $3,589.7             $2,778.9
                                                                           ========             ========

LIABILITIES AND STOCKHOLDERS' EQUITY

   Accrued interest......................................................     $35.0                $49.5
   Other current liabilities.............................................     108.1                188.3
                                                                           --------             --------
     Total current liabilities...........................................     143.1                237.8
                                                                           --------             --------
   Long-term debt........................................................   1,464.9              1,716.3
                                                                           --------             --------
   Deferred income taxes and other.......................................     303.8                203.6
                                                                           --------             --------
   Common equity put options.............................................      31.4                 69.6
                                                                           --------             --------

   Stockholders' equity
     Preferred stock - authorized, 20,000,000 shares;
       5% series A convertible, no par value; issued,
       6,370 at redemption value.........................................      31.9                 31.9
       5.25% series B mandatorily redeemable convertible,
       $1,000 par value; issued, 513,211 at redemption value.............     513.2
     Class A special common stock, $1 par value - authorized,
       500,000,000 shares; issued, 317,025,969 and 283,281,675...........     317.0                283.3
     Class A common stock, $1 par value - authorized,
       200,000,000 shares; issued, 31,793,487 and 33,959,368.............      31.8                 34.0
     Class B common stock, $1 par value - authorized,
       50,000,000 shares; issued, 8,786,250..............................       8.8                  8.8
     Additional capital..................................................   3,030.6              2,326.6
     Accumulated deficit.................................................  (2,415.9)            (2,127.1)
     Unrealized gains on marketable securities, including
       securities held by subsidiaries...................................     140.7                  0.1
     Cumulative translation adjustments of subsidiaries..................     (11.6)                (6.0)
                                                                           --------             --------
       Total stockholders' equity........................................   1,646.5                551.6
                                                                           --------             --------
                                                                           $3,589.7             $2,778.9
                                                                           ========             ========

                      COMCAST CORPORATION AND SUBSIDIARIES

                SCHEDULE I -- CONDENSED FINANCIAL INFORMATION OF

                     REGISTRANT UNCONSOLIDATED (PARENT ONLY)

            CONDENSED STATEMENT OF OPERATIONS AND ACCUMULATED DEFICIT

                      (In millions, except per share data)

                                                                                 Year Ended December 31,
                                                                          1997              1996             1995
REVENUES, principally intercompany fees eliminated
   upon consolidation.........................................            $286.8           $212.0            $192.2

GENERAL AND ADMINISTRATIVE EXPENSES...........................              69.5             55.6              53.8
                                                                       ---------        ---------         ---------

OPERATING INCOME..............................................             217.3            156.4             138.4

OTHER (INCOME) EXPENSE
   Interest expense, including intercompany interest, net.....             231.2            263.6             214.6
   Equity in net losses (income) of affiliates and other......             238.6            (16.3)             (7.6)
                                                                       ---------        ---------         ---------
                                                                           469.8            247.3             207.0
                                                                       ---------        ---------         ---------

LOSS BEFORE INCOME TAX BENEFIT AND
   EXTRAORDINARY ITEMS........................................            (252.5)           (90.9)            (68.6)

INCOME TAX BENEFIT............................................             (16.6)           (37.4)            (25.3)
                                                                       ---------        ---------         ---------

LOSS BEFORE EXTRAORDINARY ITEMS...............................            (235.9)           (53.5)            (43.3)

EXTRAORDINARY ITEMS...........................................              (2.8)                              (0.6)
                                                                       ---------        ---------         ---------

NET LOSS......................................................            (238.7)           (53.5)            (43.9)

ACCUMULATED DEFICIT
   Beginning of year..........................................          (2,127.1)        (1,914.3)         (1,827.6)
   Retirement of common stock.................................             (17.7)          (133.3)            (20.4)
   Cash dividends, $.0933 per share per year..................             (32.4)           (26.0)            (22.4)
                                                                       ---------        ---------         ---------

   End of year................................................         ($2,415.9)       ($2,127.1)        ($1,914.3)
                                                                       =========        =========         =========

                      COMCAST CORPORATION AND SUBSIDIARIES

                SCHEDULE I -- CONDENSED FINANCIAL INFORMATION OF

                     REGISTRANT UNCONSOLIDATED (PARENT ONLY)

                        CONDENSED STATEMENT OF CASH FLOWS

                                  (In millions)

                                                                                  Year Ended December 31,
                                                                          1997              1996             1995
OPERATING ACTIVITIES
   Net loss...................................................           ($238.7)          ($53.5)           ($43.9)
   Adjustments to reconcile net loss to net cash
    provided by operating activities:
     Depreciation and amortization............................               7.0              8.9               6.5
     Non-cash interest expense, net...........................             106.8            136.2             105.5
     Equity in net losses (income) of affiliates..............             275.2            (15.2)             (2.7)
     Extraordinary items......................................               2.8                                0.6
     Deferred income taxes and other..........................              88.9             68.4              41.1
                                                                        --------          -------            ------
                                                                           242.0            144.8             107.1

     Increase in other current assets.........................              (0.2)            (1.5)             (1.2)
     (Decrease) increase in accrued interest and
       other current liabilities..............................             (79.9)            42.8              36.7
                                                                        --------          -------            ------
         Net cash provided by operating activities............             161.9            186.1             142.6
                                                                        --------          -------            ------

FINANCING ACTIVITIES
   Proceeds from borrowings...................................                                                800.9
   Retirement and repayment of debt ..........................             (59.5)                            (300.9)
   Issuance of preferred stock................................             500.0
   Issuances (repurchases) of common stock, net...............             470.2           (175.9)             (7.1)
   Dividends..................................................             (34.0)           (26.8)            (22.4)
   Other......................................................              12.7             43.0              52.5
                                                                        --------          -------            ------
         Net cash provided by (used in) financing activities..             889.4           (159.7)            523.0
                                                                        --------          -------            ------

INVESTING ACTIVITIES
   Net transactions with affiliates...........................          (1,026.4)             9.5            (641.7)
   Capital expenditures.......................................             (18.6)           (20.8)            (11.9)
   Other......................................................              (3.2)           (13.0)            (15.7)
                                                                        --------          -------            ------
         Net cash used in investing activities................          (1,048.2)           (24.3)           (669.3)
                                                                        --------          -------            ------

INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS...........................................               3.1              2.1              (3.7)

CASH AND CASH EQUIVALENTS, beginning of year..................               9.7              7.6              11.3
                                                                        --------          -------            ------

CASH AND CASH EQUIVALENTS, end of year........................             $12.8             $9.7              $7.6
                                                                        ========          =======            ======

                      COMCAST CORPORATION AND SUBSIDIARIES

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                  (In millions)

                                                                                  Additions
                                                       Balance at    Effect of   Charged to   Deductions      Balance
                                                        Beginning       QVC       Costs and      from         at End
                                                         of Year    Acquisition   Expenses    Reserves(A)     of Year
Allowance for Doubtful Accounts

   1997.....................................             $97.1       $             $65.4        $47.5        $115.0

   1996.....................................              81.3                      65.1         49.3          97.1

   1995.....................................              11.3         57.8         51.4         39.2          81.3


Allowance for Obsolete
  Electronic Retailing Inventories

   1997.....................................             $34.7       $             $37.0        $27.2         $44.5

   1996.....................................              28.5                      29.7         23.5          34.7

   1995.....................................                           18.4         28.4         18.3          28.5

(A) Uncollectible accounts and obsolete inventory written off.