Form 10-K/A
period 1997-12-31
COMCAST CORP
filed 1998-03-11
CIK 22301

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------




                                   FORM 10-K/A
                                 Amendment No. 1
                to Annual Report pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                            for the fiscal year ended

                                DECEMBER 31, 1997

                         ------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

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



--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

The undersigned registrant hereby amends the following exhibits of its 1997 Annual Report on Form 10-K as set forth herein:

ITEM 14 AND EXHIBIT INDEX.

The list of exhibits set forth in the Exhibit Index, is amended to include the following additional exhibits, filed herewith:

         23.1(b)      Consent of Deloitte & Touche LLP.

         99.2         Consolidated   financial  statements  of  Sprint  Spectrum
                      Holdings Company, L.P. and subsidiaries for each of the three years in the period ended December 31, 1997.





                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.

                                        Comcast Corporation



                                        By: /s/ Lawrence S. Smith
                                            ----------------------------
                                            Lawrence S. Smith
                                            Executive Vice President
                                            (Principal Accounting Officer)
                                            March 11, 1998