Form 10-Q
period 1998-03-31
COMCAST CORP
filed 1998-05-14
CIK 22301

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

(X) Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended:

                                 MARCH 31, 1998
                                       OR

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
--------------------------------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

Registrant's telephone number, including area code:  (215) 665-1700
                                                     --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days.

         Yes  __X__                                           No ____

                           --------------------------

As of March 31, 1998, there were 328,189,295 shares of Class A Special Common Stock, 31,792,325 shares of Class A Common Stock and 8,786,250 shares of Class B Common Stock outstanding.

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 1998

                                TABLE OF CONTENTS

                                                                           Page
                                                                          Number

PART I.   FINANCIAL INFORMATION

          Item 1.  Financial Statements

                   Condensed Consolidated Balance
                   Sheet as of March 31, 1998 and December 31,
                   1997 (Unaudited)..........................................2

                   Condensed Consolidated Statement of
                   Operations and Accumulated Deficit for
                   the Three Months Ended March 31,
                   1998 and 1997 (Unaudited).................................3

                   Condensed Consolidated Statement of Cash
                   Flows for the Three Months Ended March 31,
                   1998 and 1997 (Unaudited).................................4

                   Notes to Condensed Consolidated
                   Financial Statements (Unaudited).....................5 - 11

          Item 2.  Management's Discussion and Analysis
                   of Financial Condition and Results of
                   Operations..........................................12 - 17

PART II.  OTHER INFORMATION

          Item 1.  Legal Proceedings........................................18

          Item 6.  Exhibits and Reports on Form 8-K.........................18

          SIGNATURE.........................................................19

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

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 1998

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

                                                                                   (Dollars in millions, except share data)
                                                                                         March 31,        December 31,
                                                                                           1998               1997
ASSETS
CURRENT ASSETS
   Cash and cash equivalents....................................................           $671.1            $413.7
   Short-term investments.......................................................             31.9             163.9
   Accounts receivable, less allowance for doubtful
     accounts of $120.2 and $115.0..............................................            485.1             498.8
   Inventories, net.............................................................            297.1             324.0
   Other current assets.........................................................            178.5             159.1
                                                                                        ---------         ---------
       Total current assets.....................................................          1,663.7           1,559.5
                                                                                        ---------         ---------
INVESTMENTS, principally in affiliates..........................................          1,197.2           1,264.3
                                                                                        ---------         ---------
PROPERTY AND EQUIPMENT..........................................................          4,711.0           4,285.4
   Accumulated depreciation.....................................................         (1,540.9)         (1,388.5)
                                                                                        ---------         ---------
   Property and equipment, net..................................................          3,170.1           2,896.9
                                                                                        ---------         ---------
DEFERRED CHARGES................................................................          9,545.0           9,213.3
   Accumulated amortization.....................................................         (2,220.9)         (2,129.8)
                                                                                        ---------         ---------
   Deferred charges, net........................................................          7,324.1           7,083.5
                                                                                        ---------         ---------
                                                                                        $13,355.1         $12,804.2
                                                                                        =========         =========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts payable and accrued expenses........................................         $1,248.8          $1,195.5
   Accrued interest.............................................................            156.6              89.6
   Current portion of long-term debt............................................            129.4             132.7
                                                                                        ---------         ---------
       Total current liabilities................................................          1,534.8           1,417.8
                                                                                        ---------         ---------
LONG-TERM DEBT, less current portion............................................          6,626.9           6,558.6
                                                                                        ---------         ---------
DEFERRED INCOME TAXES...........................................................          2,115.0           2,112.2
                                                                                        ---------         ---------
MINORITY INTEREST AND OTHER.....................................................          1,051.0           1,037.7
                                                                                        ---------         ---------
COMMITMENTS AND CONTINGENCIES

COMMON EQUITY PUT OPTIONS.......................................................             31.4              31.4
                                                                                        ---------         ---------
STOCKHOLDERS' EQUITY
   Preferred stock - authorized, 20,000,000 shares; 5% series A convertible,
     no par value, issued, 6,370 at redemption value............................             31.9              31.9
     5.25% series B mandatorily redeemable convertible, $1,000 par value,
     issued, 519,947 and 513,211 at redemption value............................            519.9             513.2
   Class A special common stock, $1 par value - authorized,
     500,000,000 shares; issued, 328,189,295 and 317,025,969....................            328.2             317.0
   Class A common stock, $1 par value - authorized,
     200,000,000 shares; issued, 31,792,325 and 31,793,487 .....................             31.8              31.8
   Class B common stock, $1 par value - authorized,
     50,000,000 shares; issued, 8,786,250 ......................................              8.8               8.8
   Additional capital...........................................................          3,377.4           3,030.6
   Accumulated deficit..........................................................         (2,503.3)         (2,415.9)
   Unrealized gains on marketable securities....................................            212.1             140.7
   Cumulative translation adjustments...........................................            (10.8)            (11.6)
                                                                                        ---------         ---------
       Total stockholders' equity...............................................          1,996.0           1,646.5
                                                                                        ---------         ---------
                                                                                        $13,355.1         $12,804.2
                                                                                        =========         =========

See notes to condensed consolidated financial statements.

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 1998
     CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND ACCUMULATED DEFICIT
                                   (Unaudited)

                                                                                 (Amounts in millions, except per share data)
                                                                                        Three Months Ended March 31,
                                                                                            1998             1997
REVENUES
   Service income...............................................................           $815.2            $651.1
   Net sales from electronic retailing..........................................            544.6             479.7
                                                                                        ---------         ---------

                                                                                          1,359.8           1,130.8
                                                                                        ---------         ---------

COSTS AND EXPENSES
   Operating....................................................................            396.5             297.4
   Cost of goods sold from electronic retailing.................................            332.4             292.8
   Selling, general and administrative..........................................            242.6             206.9
   Depreciation.................................................................            137.4              95.8
   Amortization.................................................................            129.9             116.6
                                                                                        ---------         ---------

                                                                                          1,238.8           1,009.5
                                                                                        ---------         ---------

OPERATING INCOME................................................................            121.0             121.3

OTHER (INCOME) EXPENSE
   Interest expense.............................................................            147.6             133.3
   Investment expense (income), net.............................................              1.3             (12.2)
   Equity in net losses of affiliates...........................................            129.7              70.1
   Gain from equity offering of affiliate.......................................            (59.6)
   Other........................................................................             (2.5)              8.9
                                                                                        ---------         ---------

                                                                                            216.5             200.1
                                                                                        ---------         ---------

LOSS BEFORE INCOME TAX EXPENSE AND MINORITY INTEREST............................            (95.5)            (78.8)

INCOME TAX EXPENSE..............................................................              0.6               9.9
                                                                                        ---------         ---------

LOSS BEFORE MINORITY INTEREST...................................................            (96.1)            (88.7)

MINORITY INTEREST...............................................................            (17.2)            (24.0)
                                                                                        ---------         ---------

NET LOSS........................................................................            (78.9)            (64.7)

PREFERRED DIVIDENDS.............................................................             (7.1)             (0.4)
                                                                                        ---------         ---------

NET LOSS FOR COMMON STOCKHOLDERS................................................           ($86.0)           ($65.1)
                                                                                        =========         =========

ACCUMULATED DEFICIT
   Beginning of period .........................................................        ($2,415.9)        ($2,127.1)
   Net loss.....................................................................            (78.9)            (64.7)
   Dividends declared - $.0233 per common share.................................             (8.5)             (7.5)
   Retirement of common stock...................................................                               (6.0)
                                                                                        ---------         ---------

   End of period................................................................        ($2,503.3)        ($2,205.3)
                                                                                        =========         =========

NET LOSS FOR COMMON STOCKHOLDERS PER COMMON SHARE...............................            ($.24)            ($.20)
                                                                                        =========         =========

WEIGHTED AVERAGE NUMBER OF COMMON
    SHARES OUTSTANDING DURING THE PERIOD........................................            358.1             325.9
                                                                                        =========         =========

See notes to condensed consolidated financial statements.

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 1998
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                                            (Dollars in millions)
                                                                                            Three Months Ended March 31,
                                                                                          1998             1997
OPERATING ACTIVITIES
   Net loss.....................................................................           ($78.9)           ($64.7)
   Adjustments to reconcile net loss to net cash provided
    by operating activities:
     Depreciation...............................................................            137.4              95.8
     Amortization...............................................................            129.9             116.6
     Non-cash interest expense, net.............................................             12.3              16.1
     Equity in net losses of affiliates.........................................            129.7              70.1
     Gain from equity offering of affiliate.....................................            (59.6)
     Non-cash investment expense (income), net..................................             18.0              (1.2)
     Minority interest..........................................................            (17.2)            (24.0)
     Deferred income taxes and other............................................            (47.1)             (7.7)
                                                                                           ------            ------
                                                                                            224.5             201.0

     Decrease in accounts receivable, net.......................................             56.6              36.5
     Decrease (increase) in inventories, net....................................             27.2             (30.2)
     Decrease in other current assets...........................................             22.2               0.3
     Decrease in accounts payable and accrued expenses..........................            (95.8)             (9.3)
     Increase (decrease) in accrued interest....................................             68.4              (0.9)
                                                                                           ------            ------

           Net cash provided by operating activities............................            303.1             197.4
                                                                                           ------            ------

FINANCING ACTIVITIES
   Proceeds from borrowings.....................................................            965.2             192.8
   Retirement and repayment of debt.............................................           (746.8)            (90.9)
   Proceeds from issuances (repurchases) of common stock, net...................              5.8              (7.0)
   Dividends....................................................................             (8.9)             (7.9)
   Other........................................................................             (0.3)             (1.8)
                                                                                           ------            ------

           Net cash provided by financing activities............................            215.0              85.2
                                                                                           ------            ------

INVESTING ACTIVITIES
   Acquisitions, net of cash acquired...........................................           (136.9)           (116.5)
   Proceeds from sales of short-term investments, net...........................            132.0             123.6
   Investments, principally in affiliates.......................................            (58.3)            (32.4)
   Proceeds from sales of and distribution from long-term investments...........                               26.8
   Proceeds from repayment of loan to investee..................................                               25.2
   Proceeds from sales of call options..........................................             20.7
   Capital expenditures.........................................................           (199.1)           (180.0)
   Additions to deferred charges................................................            (18.9)            (14.1)
   Other........................................................................             (0.2)              8.4
                                                                                           ------            ------

           Net cash used in investing activities................................           (260.7)           (159.0)
                                                                                           ------            ------

INCREASE IN CASH AND CASH EQUIVALENTS...........................................            257.4             123.6

CASH AND CASH EQUIVALENTS, beginning of period..................................            413.7             331.3
                                                                                           ------            ------

CASH AND CASH EQUIVALENTS, end of period........................................           $671.1            $454.9
                                                                                           ======            ======

See notes to condensed consolidated financial statements.

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 1998
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     Basis of Presentation
     The condensed consolidated balance sheet as of December 31, 1997 has been condensed from the audited consolidated balance sheet as of that date. The condensed consolidated balance sheet as of March 31, 1998 and the condensed consolidated statements of operations and accumulated deficit and of cash flows for the three months ended March 31, 1998 and 1997 have been prepared by Comcast Corporation (the "Company") and have not been audited by the Company's independent auditors. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of March 31, 1998 and for all periods presented have been made.

     Certain information and note disclosures normally included in the Company's annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1997 Annual Report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for the period ended March 31, 1998 are not necessarily indicative of operating results for the full year.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     New Accounting Pronouncement
     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." This statement, which establishes standards for reporting and disclosure of comprehensive income, is effective for interim and annual periods beginning after December 15, 1997. The Company adopted SFAS No. 130 effective January 1, 1998. Total comprehensive loss for the three months ended March 31, 1998 and 1997 was $6.7 million and $77.2 million, respectively. Total comprehensive income (loss) includes net (loss), unrealized gains (losses) on marketable securities and foreign currency translation gains (losses) for the periods presented.

     Loss for Common Stockholders Per Common Share
     Loss for common stockholders per common share is computed by dividing net loss, after deduction of preferred stock dividends, by the weighted average number of common shares outstanding during the period.

     For the three months ended March 31, 1998 and 1997, the Company's potential common shares of 43.3 million shares and 39.4 million shares have an antidilutive effect on loss for common stockholders per common share and, therefore, have not been used in determining the total weighted average number of common shares outstanding.

     Reclassifications
     Certain reclassifications have been made to the prior year condensed consolidated financial statements to conform to those classifications used in 1998.

3.   SIGNIFICANT EVENTS

     Sale of Comcast UK Cable
     On February 4, 1998, Comcast UK Cable Partners Limited ("Comcast UK Cable"), a consolidated subsidiary of the Company, entered into a definitive agreement to be acquired by NTL Incorporated ("NTL"), an alternative telecommunications company in the United Kingdom ("UK"). Pursuant to certain conditions, the Company may receive up to 4.8 million shares of NTL common stock in exchange for all of the shares of Comcast UK Cable held by the Company (the "NTL Transaction"). Certain conditions agreed to in the NTL Transaction restrict the Company's ability to sell the NTL common stock to be received for a period of 180 days after the closing of the NTL Transaction. The NTL Transaction is expected to close in 1998, subject to the receipt of necessary regulatory and shareholder approvals, the consent of the bondholders of Comcast UK Cable and NTL, as well as the consent of certain NTL bank lenders. As of March 31, 1998 and for the three months then ended, the assets and revenues of Comcast UK Cable totaled $857.5 million and $29.0 million, respectively.

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 1998
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

     AT&T Acquisition of TCGI
     On January 8, 1998, AT&T Corporation ("AT&T") entered into a definitive merger agreement with Teleport Communications Group, Inc. ("TCGI"). Upon closing of the merger (the "AT&T Transaction"), the Company is expected to receive 24.2 million shares of unregistered AT&T common stock in exchange for all of the shares of TCGI held by the Company (see Note 4). The AT&T shares to be received are subject to certain rights which would allow the Company to effect a registration of such shares. These registration rights are subject to postponement by AT&T and other rights of AT&T which could delay a registration for a period greater than one year from the closing of the AT&T Transaction. The AT&T Transaction is expected to close in 1998, subject to the receipt of necessary regulatory and shareholder approvals.

4.   INVESTMENTS, PRINCIPALLY IN AFFILIATES

                                                                                March 31,      December 31,
                                                                                  1998             1997
                                                                                   (Dollars in millions)
           Equity method..........................................               $688.8            $867.6
           Fair value method......................................                458.3             346.5
           Cost method............................................                 50.1              50.2
                                                                               --------          --------
                                                                               $1,197.2          $1,264.3
                                                                               ========          ========

     Equity Method
     The Company records its proportionate interests in the net income (loss) of substantially all of its investees, other than the UK Investees (see below), three months in arrears. The Company holds interests representing less than 20% of the total outstanding ownership interests in certain of its equity method investees. The equity method of accounting is utilized for these investments based on the type of investment (e.g. general partnership interest), board representation, participation in a controlling investor group, significant shareholder rights or a combination of these and other factors. The Company's recorded investments exceed its proportionate interests in the book value of the investees' net assets by $95.8 million as of March 31, 1998 (primarily related to its investment in Sprint PCS (see below)). Such excess is being amortized to equity in net income or loss, primarily over a period of twenty years, which is consistent with the estimated lives of the underlying assets. The original cost of investments accounted for under the equity method totaled $1.356 billion and $1.454 billion as of March 31, 1998 and December 31, 1997, respectively.

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 1998
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

     Summarized financial information for the Company's equity method investees is presented below (dollars in millions):

                                                                     Sprint                  UK
                                                                       PCS       TCGI     Investees    Other    Combined
Three Months Ended March 31, 1998:

   Combined Results of Operations
     Revenues, net............................................       $141.2     $150.4      $57.3     $290.7     $639.6
     Operating, selling, general and
       administrative expenses................................        478.0      154.1       45.0      316.6      993.7
     Depreciation and amortization............................        122.7       48.0       19.7       29.1      219.5
     Operating loss...........................................       (459.5)     (51.7)      (7.4)     (55.0)    (573.6)
     Net loss (1).............................................       (559.4)     (72.5)     (30.1)     (72.6)    (734.6)

   Company's Equity in Net Loss
     Equity in current period net loss........................       ($83.9)    ($10.6)    ($10.4)    ($22.8)   ($127.7)
     Amortization expense.....................................         (0.8)                 (0.2)      (1.0)      (2.0)
                                                                     ------     ------      -----     ------     ------
       Total equity in net loss...............................       ($84.7)    ($10.6)    ($10.6)    ($23.8)   ($129.7)
                                                                     ======     ======      =====     ======     ======

Three Months Ended March 31, 1997:

   Combined Results of Operations
     Revenues, net............................................         $4.1      $87.4      $44.5     $201.1     $337.1
     Operating, selling, general and
       administrative expenses................................        185.6       81.2       40.2      213.9      520.9
     Depreciation and amortization............................          9.4       26.4       17.4       30.0       83.2
     Operating loss...........................................       (190.9)     (20.2)     (13.1)     (42.8)    (267.0)
     Net loss (1).............................................       (183.3)     (42.7)     (22.2)     (50.8)    (299.0)

   Company's Equity in Net Loss
     Equity in current period net loss (2)....................       ($27.5)     ($6.8)     ($8.4)    ($25.1)    ($67.8)
     Amortization expense.....................................         (0.1)      (0.2)      (0.1)      (1.9)      (2.3)
                                                                     ------     ------      -----     ------     ------
       Total equity in net loss...............................       ($27.6)     ($7.0)     ($8.5)    ($27.0)    ($70.1)
                                                                     ======     ======      =====     ======     ======

Combined Financial Position

As of March 31, 1998:
     Current assets...........................................       $456.8     $600.2      $32.7     $332.3   $1,422.0
     Noncurrent assets........................................      6,440.2    1,856.1      728.2    1,187.5   10,212.0
     Current liabilities......................................        750.5      375.3       74.5      859.6    2,059.9
     Noncurrent liabilities...................................      4,301.9    1,049.4      596.3      623.8    6,571.4

     --------
     (1) Net loss also represents loss from continuing operations before extraordinary items and cumulative effect of changes in accounting principle.
     (2) As a result of the acquisition of E! Entertainment Television, Inc. ("E! Entertainment") on March 31, 1997, the Company recorded a charge representing the cumulative amount that would have been recorded had the Company accounted for its investment in E! Entertainment under the equity method since the date of initial investment (the "Cumulative Charge"). Since the Company's proportionate share of E! Entertainment's cumulative losses was in excess of the Company's historical cost basis in E! Entertainment and as the Company was under no contractual obligation to fund the losses of E! Entertainment, the Cumulative Charge was limited to the Company's historical cost basis of $12.1 million. Such amount is included in equity in net losses of affiliates in the Company's condensed consolidated statement of operations and accumulated deficit for the three months ended March 31, 1997 as it is not significant for restatement of the Company's prior year financial statements.

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 1998
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

     Sprint PCS. The Company, Tele-Communications, Inc. ("TCI"), Cox Communications, Inc. ("Cox") and Sprint Corporation ("Sprint," and together with the Company, TCI and Cox, the "Parents"), and certain subsidiaries of the Parents (the "Partner Subsidiaries"), engage in the wireless communications business through a limited partnership known as "Sprint Spectrum" or "Sprint PCS." The Company made its initial investment in 1994 and, as of March 31, 1998, holds a general and limited partnership interest of 15% in Sprint PCS. The Company's investment in Sprint PCS is accounted for under the equity method based on the Company's general partnership interest and its representation on the partnership's board.

     The Partner Subsidiaries have committed to contribute $4.2 billion in cash to Sprint PCS through 1999, of which the Company's share is $630.0 million. Of this funding requirement, the Company has made total cash contributions to Sprint PCS of $609.5 million through April 30, 1998. The Company anticipates that Sprint PCS' capital requirements over the next several years will be significant. Requirements in excess of committed capital may be funded by Sprint PCS through external financing, including, but not limited to, vendor financing, bank financing and securities offered to the public.

     The proposed budget for 1998 for Sprint PCS has not yet been approved by the partnership board, which has resulted in the occurrence of a "Deadlock Event" as of January 1, 1998 under the partnership agreement. If the 1998 proposed budget is not approved through resolution procedures set forth in the partnership agreement, certain specified buy/sell procedures may be triggered which may result in an increase in or the sale of the Company's interest, or, in limited circumstances, the sale of Sprint PCS. Discussions among the partners about restructuring their interests in Sprint PCS are ongoing. However, there is no certainty the discussions will result in a change to the partnership structure.

     TCGI. In November 1997, TCGI filed a registration statement with the Securities and Exchange Commission to sell 7.3 million shares of TCGI Class A Stock (the "TCGI Offering"). As a result of the TCGI Offering, the Company recognized a $59.6 million increase in its proportionate share of TCGI's net assets as a gain from equity offering of affiliate. Such pre-tax gain is included in the Company's condensed consolidated statement of operations and accumulated deficit for the three months ended March 31, 1998 as the Company records its proportionate share of TCGI's net losses one quarter in arrears.

     As of March 31, 1998, the Company owns 25.6 million shares of TCGI Class B Stock representing a 20.1% voting interest and a 14.7% equity interest (see
     Note 3). The Company continues to account for its interest in TCGI under the equity method based on its voting interest maintained through the TCGI Class B Stock, its representation on TCGI's board of directors and its participation in a TCGI stockholder agreement granting certain rights to a control group.

     UK Investees. As of March 31, 1998, Comcast UK Cable (see Note 3) holds a 27.5% interest in Birmingham Cable Corporation Limited and a 50.0% interest in Cable London PLC.

     Comcast-Spectacor. Effective January 1, 1998, the Company's condensed consolidated financial statements include the accounts of Comcast Spectacor, L.P. ("Comcast-Spectacor"), an affiliate previously accounted for under the equity method, due to certain call rights held by the Company which became exercisable effective January 16, 1998.

     Other. The Company's other equity investees include investments in cable communications (including Garden State Cablevision L.P., a cable communications company serving more than 209,000 subscribers as of March 31, 1998 in the State of New Jersey), direct broadcast satellite ("DBS") services via Primestar (see below), cellular/PCS telecommunications and content providers. The Company does not consider these other equity method investments to be individually significant to its consolidated financial position, results of operations or liquidity.

     Restructuring of Primestar's Operations. As of March 31, 1998, the Company held a 10.4% general and limited partnership interest in PRIMESTAR Partners L.P. ("Primestar"), which is principally engaged in the business of acquiring, originating and/or providing television programming services delivered by satellite through a network of distributors, including the Company, throughout the United States ("US").

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 1998
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

     The Company, through a wholly owned subsidiary, distributed the Primestar DBS service (the "Primestar Service") to subscribers within specified areas of 19 states in the US. As of March 31, 1998, the Company provided the Primestar Service to more than 189,000 subscribers.

     On February 6, 1998, the Company entered into a Merger and Contribution Agreement (the "Merger and Contribution Agreement") with Primestar and the affiliates of each of the other partners of Primestar, including TCI Satellite Entertainment, Inc. ("TSAT"), a publicly-traded company, pursuant to which the Company's DBS operations, the Company's partnership interests in Primestar and the Primestar partnership interests and the DBS operations of the other partners of Primestar were to be consolidated into a newly formed company ("New Primestar"). Under the terms of the Merger and Contribution Agreement, which closed on April 1, 1998, in exchange for the Company's DBS operations and equity interest in Primestar, New Primestar, through a series of transactions, assumed $74.7 million of the Company's debt and the Company received 9.5% of New Primestar common equity, both subject to adjustment based on the number of the Company's subscribers to the Primestar Service, inventory amounts and other factors. Subsequent to the Merger and Contribution Agreement, New Primestar repaid indebtedness of $74.7 million to the Company. Subject to receipt of regulatory approval and other conditions, TSAT will merge with and into New Primestar in a transaction in which TSAT's outstanding common shares will be exchanged for common shares of New Primestar. As of March 31, 1998 and for the three months then ended, the assets and revenues of the Company's DBS operations totaled $148.1 million and $33.7 million, respectively.

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

     The ASkyB Transaction is expected to close in 1998, subject to the receipt of all necessary governmental and regulatory approvals, including the approval of the Federal Communications Commission. There can be no assurance that such approvals will be obtained. On May 12, 1998, the Antitrust Division of the Department of Justice filed a Complaint in the United States District Court for the District of Columbia seeking to permanently enjoin the ASkyB Transaction, or, in the alternative, requiring that the cable stockholders of New Primestar, including the Company, divest their ownership interests in New Primestar.

     Fair Value Method
     The Company holds unrestricted equity investments in certain publicly traded companies, with an historical cost of $132.1 million and $130.0 million as of March 31, 1998 and December 31, 1997, respectively. The Company has recorded these investments, which are classified as available for sale, at their estimated fair values of $458.3 million and $346.5 million as of March 31, 1998 and December 31, 1997, respectively. The unrealized pre-tax gains as of March 31, 1998 and December 31, 1997 of $326.2 million and $216.5 million, respectively, have been reported in the Company's condensed consolidated balance sheet as a component of stockholders' equity, net of related deferred income tax expense of $114.1 million and $75.8 million, respectively.

5.   LONG-TERM DEBT

     Redemption of 1 1/8% Debentures
     In March 1998, the Company completed the redemption of its $541.9 million principal amount 1 1/8% discount convertible subordinated debentures due 2007 (the "1 1/8% Debentures"). The Company issued 10.4 million shares of its Class A Special Common Stock upon conversion of $540.2 million principal amount of 1 1/8% Debentures while $1.7 million principal amount of 1 1/8% Debentures was redeemed for cash at a redemption price of 67.112% of the principal amount, together with accrued interest thereon. Stockholders' equity was increased by the full amount of 1 1/8% Debentures converted plus accrued interest, less unamortized debt acquisition costs. Unamortized debt acquisition costs related to the 1 1/8% Debentures redeemed for cash were not significant. The issuance of the

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 1998
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

     Company's Class A Special Common Stock upon conversion of the 1 1/8% Debentures had no impact on the Company's condensed consolidated statement of cash flows due to its noncash nature.

     Interest Rates
     As of March 31, 1998 and December 31, 1997, the Company's effective weighted average interest rate on its long-term debt outstanding was 8.42% and 8.36%, respectively.

     Lines of Credit
     As of April 30, 1998, certain subsidiaries of the Company had unused lines of credit of $1.228 billion. The availability and use of the unused lines of credit is restricted by the covenants of the related debt agreements and to subsidiary general purposes and dividend declaration.

6.   STATEMENT OF CASH FLOWS - SUPPLEMENTAL INFORMATION

     The Company made cash  payments  for  interest of $64.1  million and $117.1
     million   during  the  three   months   ended  March  31,  1998  and  1997,
     respectively.

     The Company made cash  payments for income taxes of $15.1 million and $18.3
     million   during  the  three   months   ended  March  31,  1998  and  1997,
     respectively.

7.   CONTINGENCIES

     The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial position, results of operations or liquidity of the Company.

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 1998
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONCLUDED
                                   (Unaudited)

8.   FINANCIAL DATA BY BUSINESS SEGMENT
     (Dollars in millions)

                                                   Domestic
                                                     Cable        Electronic      Cellular       Corporate
                                                Communications     Retailing   Communications  and Other (1)       Total
Three Months Ended March 31, 1998
Revenues, net...............................          $541.2         $544.6         $105.4          $168.6       $1,359.8
Depreciation and amortization...............           161.9           29.5           28.0            47.9          267.3
Operating income (loss).....................            87.5           65.7           11.5           (43.7)         121.0
Interest expense............................            53.5           13.3           27.2            53.6          147.6
Capital expenditures........................           140.3           19.5            4.4            34.9          199.1
Equity in net losses of affiliates..........                                                         129.7          129.7

As of March 31, 1998
Assets......................................        $6,180.3       $2,248.4       $1,455.0        $3,471.4      $13,355.1
Long-term debt, less current portion........         2,712.0          750.0        1,214.4         1,950.5        6,626.9

Three Months Ended March 31, 1997
Revenues, net...............................          $501.1         $479.7         $104.1           $45.9       $1,130.8
Depreciation and amortization...............           138.8           26.8           28.0            18.8          212.4
Operating income (loss).....................            91.5           52.3            9.7           (32.2)         121.3
Interest expense............................            56.7           14.0           24.0            38.6          133.3
Capital expenditures........................           106.6           15.0           17.9            40.5          180.0
Equity in net losses of affiliates..........                                                          70.1           70.1

---------------
(1) Other includes certain operating businesses, including Comcast-Spectacor (effective January 1, 1998) and E! Entertainment (effective March 31,
     1997), the Company's consolidated UK cable and telecommunications operations, the Company's DBS operations and elimination entries related to the segments presented.

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 1998


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

General Developments of Business

See Note 3 to the Company's condensed consolidated financial statements included in Item 1.

Liquidity and Capital Resources

Cash, Cash Equivalents and Short-term Investments
The Company has traditionally maintained significant levels of cash, cash equivalents and short-term investments to meet its short-term liquidity requirements. Cash, cash equivalents and short-term investments as of March 31, 1998 were $703.0 million. As of March 31, 1998, $442.9 million of the Company's cash, cash equivalents and short-term investments is restricted to use by subsidiaries of the Company under contractual or other arrangements, including $164.1 million which is restricted to use by Comcast UK Cable Partners Limited ("Comcast UK Cable"), a consolidated subsidiary of the Company.

The Company's cash  equivalents and short-term  investments are recorded at cost
which  approximates  their  fair  value.  As  of  March  31,  1998,   short-term
investments have a weighted average maturity of approximately three months.

Investments
See Notes 3 and 4 to the Company's condensed consolidated financial statements included in Item 1.

The Company does not have any significant contractual commitments with respect to any of its investments. However, to the extent the Company does not fund its investees' capital calls, it exposes itself to dilution of its ownership interests. The Company continually evaluates its existing investments as well as new investment opportunities.

Financing
Other than the acquisition of the cable television operations of the E.W. Scripps Company in November 1996, the Company has historically utilized a strategy of financing its acquisitions through senior debt at the acquired operating subsidiary level. Additional financing has also been obtained by the Company through the issuance of subordinated debt at the intermediate holding company and parent company levels and through public offerings of subsidiary stock and debt instruments. As of March 31, 1998 and December 31, 1997, the Company's long-term debt, including current portion, was $6.756 billion and $6.691 billion, respectively, of which 21.7% and 17.1%, respectively, was at variable rates. As of April 30, 1998, certain subsidiaries of the Company had unused lines of credit of $1.228 billion. The availability and use of these unused lines of credit is restricted by the covenants of the related debt agreements and to subsidiary general purposes and dividend declaration. As of March 31, 1998 and December 31, 1997, the Company's effective weighted average interest rate on its long-term debt outstanding was 8.42% and 8.36%, respectively.

In March 1998, the Company completed the redemption of its $541.9 million principal amount 1 1/8% discount convertible subordinated debentures due 2007 (the "1 1/8% Debentures"). The Company issued 10.4 million shares of its Class A Special Common Stock upon conversion of $540.2 million principal amount of 1 1/8% Debentures while $1.7 million principal amount of 1 1/8% Debentures was redeemed for cash at a redemption price of 67.112% of the principal amount, together with accrued interest thereon. Stockholders' equity was increased by the full amount of 1 1/8% Debentures converted plus accrued interest, less unamortized debt acquisition costs. Unamortized debt acquisition costs related to the 1 1/8% Debentures redeemed for cash were not significant. The issuance of the Company's Class A Special

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 1998


Common Stock upon conversion of the 1 1/8% Debentures had no impact on the Company's condensed consolidated statement of cash flows due to its noncash nature.

                            -------------------------

The telecommunications industry, including cable and cellular communications, and the electronic retailing industry are experiencing increasing competition and rapid technological changes. The Company's future results of operations will be affected by its ability to react to changes in the competitive environment and by its ability to implement new technologies. However, the Company believes that competition, technological changes and its history of significant losses will not significantly affect its ability to obtain financing.

The Company believes that it will be able to meet its current and long-term liquidity and capital requirements, including fixed charges, through its cash flows from operating activities, existing cash, cash equivalents, short-term investments and lines of credit and other external financing.

Statement of Cash Flows

Cash and cash equivalents increased $257.4 million as of March 31, 1998 from December 31, 1997 and increased $123.6 million as of March 31, 1997 from December 31, 1996. Changes in cash and cash equivalents resulted from cash flows from operating, financing and investing activities which are explained below.

Net cash provided by operating activities amounted to $303.1 million and $197.4 million for the three months ended March 31, 1998 and 1997, respectively. The increase of $105.7 million is principally due to the increase in the Company's operating income before depreciation and amortization (see "Results of
Operations") and changes in working capital as a result of the timing of receipts and disbursements, including the effects of the consolidation of Comcast Spectacor, L.P. ("Comcast-Spectacor") effective January 1, 1998 (see
Note 4 to the Company's condensed  consolidated financial statements included in
Item 1) and the acquisition of E! Entertainment Television, Inc. ("E! Entertainment") on March 31, 1997 (the "E! Acquisition").

Net cash provided by financing activities was $215.0 million and $85.2 million for the three months ended March 31, 1998 and 1997, respectively. During the three months ended March 31, 1998, the Company borrowed $965.2 million and repaid $746.8 million of its long-term debt, primarily in connection with the refinancing of certain subsidiary indebtedness in March 1998. In addition, during the three months ended March 31, 1998, the Company had net issuances of $5.8 million of its common stock and paid cash dividends of $8.9 million on its common stock and Class A Preferred Stock. During the three months ended March 31, 1997, the Company borrowed $192.8 million, including $132.8 million in connection with the E! Acquisition, and repaid $90.9 million of its long-term debt. In addition, during the three months ended March 31, 1997, the Company made net repurchases of $7.0 million of its common stock and paid cash dividends of $7.9 million on its common stock and Class A Preferred Stock.

Net cash used in investing activities was $260.7 million and $159.0 million for the three months ended March 31, 1998 and 1997, respectively. During the three months ended March 31, 1998, net cash used in investing activities includes acquisitions, net of cash acquired, of $136.9 million, investments in affiliates of $58.3 million and capital expenditures of $199.1 million, offset by proceeds from the sales of short-term investments and call options of $152.7 million. During the three months ended March 31, 1997, net cash used in investing activities includes the E! Acquisition, net of cash acquired, of $116.5 million, investments in affiliates of $32.4 million and capital expenditures of $180.0 million, offset by proceeds from the sales of short-term and long-term investments and a distribution from an investee of $150.4 million and the repayment of a $25.2 million loan to Sprint PCS (see Note 4 to the Company's condensed consolidated financial statements included in Item 1).

Results of Operations

The effects of the Company's recent acquisitions, as well as increased levels of capital expenditures, were to increase the Company's revenues and expenses resulting in increases in its operating income before depreciation and amortization, depreciation expense, amortization expense and interest expense. In addition, the Company's equity in net losses of

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 1998


affiliates has increased principally as a result of the start-up nature of certain of the Company's equity investees (see "Consolidated Analysis").

Summarized consolidated financial information for the Company for the three months ended March 31, 1998 and 1997 is as follows (dollars in millions, "NM" denotes percentage is not meaningful):

                                                                   Three Months Ended
                                                                       March 31,            Increase / (Decrease)
                                                                   1998         1997           $            %
Revenues..................................................       $1,359.8     $1,130.8       $229.0        20.3%
Cost of goods sold from electronic retailing..............          332.4        292.8         39.6        13.5
Operating, selling, general and administrative expenses...          639.1        504.3        134.8        26.7
                                                                 --------     --------
Operating income before depreciation and
   amortization (1) ......................................          388.3        333.7         54.6        16.4
Depreciation..............................................          137.4         95.8         41.6        43.4
Amortization..............................................          129.9        116.6         13.3        11.4
                                                                 --------     --------
Operating income..........................................          121.0        121.3         (0.3)       (0.2)
                                                                 --------     --------
Interest expense..........................................          147.6        133.3         14.3        10.7
Investment expense (income)...............................            1.3        (12.2)        13.5          NM
Equity in net losses of affiliates........................          129.7         70.1         59.6        85.0
Gain from equity offering of affiliate....................          (59.6)                     59.6          NM
Other (income) expense....................................           (2.5)         8.9        (11.4)         NM
Income tax expense........................................            0.6          9.9         (9.3)      (93.9)
Minority interest.........................................          (17.2)       (24.0)        (6.8)      (28.3)
                                                                 --------     --------
Net loss..................................................         ($78.9)      ($64.7)       $14.2        21.9%
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

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 1998


Operating Results by Business Segment

Domestic Cable Communications

The following table sets forth the operating results for the Company's domestic cable communications segment (dollars in millions):

                                                        Three Months Ended
                                                             March 31,                          Increase
                                                       1998             1997               $                %
Service income...................................     $541.2           $501.1             $40.1            8.0%
Operating, selling, general and
     administrative expenses.....................      291.8            270.8              21.0            7.8
                                                      ------           ------             -----
Operating income before depreciation
     and amortization (a)........................     $249.4           $230.3             $19.1            8.3%
                                                      ======           ======             =====

---------------
(a) See footnote (1) on page 14

Of the $40.1 million increase in service income for the three month period from 1997 to 1998, $8.5 million is attributable to subscriber growth, $24.3 million relates to changes in rates, $3.9 million is attributable to growth in cable advertising sales and $3.4 million relates to other product offerings.

Of the $21.0 million increase in operating, selling, general and administrative expenses for the three month period from 1997 to 1998, $13.2 million is attributable to increases in the costs of cable programming as a result of changes in rates, subscriber growth and additional channel offerings, $2.0 million is attributable to growth in advertising sales and $5.8 million results from increases in the cost of labor, other volume related expenses and costs associated with new product offerings. It is anticipated that the Company's cost of cable programming will increase in the future as cable programming rates increase and additional sources of cable programming become available.

Electronic Retailing

The following table sets forth the operating results for the Company's electronic retailing segment, consisting of the operations of QVC, Inc. and its subsidiaries ("QVC"), a majority owned and controlled subsidiary of the Company (dollars in millions):

                                                        Three Months Ended
                                                             March 31,                           Increase
                                                       1998             1997                $               %
Net sales from electronic retailing..............     $544.6           $479.7             $64.9           13.5%
Cost of goods sold from electronic retailing.....      332.4            292.8              39.6           13.5
Operating, selling, general and administrative
     expenses....................................      117.0            107.8               9.2            8.5
                                                      ------           ------             -----
Operating income before depreciation
     and amortization (a)........................      $95.2            $79.1             $16.1           20.3%
                                                      ======           ======             =====

Gross margin.....................................       39.0%            39.0%
                                                      ======           ======

---------------
(a) See footnote (1) on page 14.

The increase in net sales from electronic retailing of $64.9 million for the three month period from 1997 to 1998 is primarily attributable to the effects of a 7.5% increase in the average number of homes receiving QVC services in the United States ("US") and a 13.7% increase in the average number of homes receiving QVC services in the United Kingdom ("UK").

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 1998


The increase in cost of goods sold from electronic retailing is primarily related to the growth in net sales.

Of the increase in operating, selling, general and administrative expenses of $9.2 million for the three month period from 1997 to 1998, $6.3 million is attributable to higher variable costs associated with the increase in sales volume and $2.8 million is attributable to increased personnel and facilities based costs associated with Studio Park, QVC's new production and warehousing facility which was opened in the fourth quarter of 1997. The remaining increase is primarily attributable to expansion in the UK and Germany, partially offset by savings in marketing and promotional costs in the US.

Cellular Communications

The following table sets forth the operating results for the Company's cellular communications segment (dollars in millions):

                                                        Three Months Ended
                                                             March 31,                     Increase/(Decrease)
                                                       1998             1997               $                 %
Service income...................................     $105.4           $104.1              $1.3            1.2%
Operating, selling, general and administrative
     expenses....................................       65.9             66.4              (0.5)          (0.8)
                                                      ------           ------              ----
Operating income before depreciation
     and amortization (a)........................      $39.5            $37.7              $1.8            4.8%
                                                      ======           ======              ====

---------------
(a) See footnote (1) on page 14.

Of the $1.3 million increase in service income for the three month period from 1997 to 1998, $2.2 million is attributable to subscriber growth, offset, in part, by a decrease of $0.9 million primarily attributable to the increased use of promotional and free minute plans offered to subscribers. These plans generally have higher access fees and increase the minutes of use per subscriber while lowering the average rate per minute of use.

The $0.5 million decrease in operating, selling, general and administrative expenses for the three month period from 1997 to 1998 is primarily attributable to improved bad debt experience as a result of stronger credit procedures offset, in part, by an increase in commission costs associated with more gross sales in 1998.

Consolidated Analysis

The $41.6 million increase in depreciation expense for the three month period from 1997 to 1998 is primarily attributable to the effects of capital expenditures, increased losses on asset disposals in connection with the Company's domestic cable communications rebuild activities and the consolidation of Comcast-Spectacor.

The $13.3 million increase in amortization expense for the three month period from 1997 to 1998 is primarily attributable to the effects of the consolidation of Comcast-Spectacor.

The $14.3 million increase in interest expense for the three month period from 1997 to 1998 is attributable to the effects of capitalized interest during the three months ended March 31, 1997, the consolidation of Comcast-Spectacor, the E! Acquisition and an increase in the Company's effective weighted average interest rate, offset, in part, by lower levels of debt outstanding. The Company anticipates that, for the foreseeable future, interest expense will be a significant cost to the Company and will have a significant adverse effect on the Company's ability to realize net earnings. The Company believes it will continue to be able to meet its obligations through its ability both to generate operating income before depreciation and amortization and to obtain external financing.

In March 1998, the Company sold call options relating to its investments in Tele-Communications, Inc. ("TCI"), TCI Ventures Group, Inc. and Liberty Media Group common stock (together, the "TCI Stock") for $20.7 million. Such call options expire between March and September 1999. During the three months ended March 31, 1998, the Company

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 1998


recorded $14.6 million of investment expense related to the increase in the value of the call options. In addition, as of March 31, 1998, the Company recorded an unrealized gain related to the TCI Stock, net of deferred income tax expense, of $27.6 million to its condensed consolidated balance sheet, representing the increase in fair value of the TCI Stock during the three months ended March 31, 1998. In February 1997, the Company sold options to acquire 25.0 million shares of Nextel Communications, Inc. ("Nextel") common stock to Nextel for $25.0 million and recognized a pre-tax gain of $5.0 million. In January 1997, the Company sold 1.27 million shares of Time Warner, Inc. ("Time Warner") common stock, representing the Company's entire interest in Time Warner, for $48.6 million and recognized a pre-tax loss of $3.8 million. The pre-tax gain on the sale of the Nextel options and the pre-tax loss on the sale of Time Warner common stock are included in net investment expense (income) in the Company's condensed consolidated statement of operations and accumulated deficit for the three months ended March 31, 1997.

The $59.6 million increase in equity in net losses of affiliates for the three month period from 1997 to 1998 is primarily due to the effects of increased losses incurred by Sprint PCS. Based on Sprint PCS' current operations and business plan, the Company anticipates that its proportionate share of Sprint PCS' losses will be significant in future periods (see Note 4 to the Company's condensed consolidated financial statements included in Item 1). As a result of the E! Acquisition, the Company recorded a charge representing the cumulative amount that would have been recorded had the Company accounted for its investment in E! Entertainment under the equity method since the date of initial investment (the "Cumulative Charge"). Since the Company's proportionate share of E! Entertainment's cumulative losses was in excess of the Company's historical cost basis in E! Entertainment and as the Company was under no contractual obligation to fund the losses of E! Entertainment, the Cumulative Charge was limited to the Company's historical cost basis of $12.1 million. Such amount is included in equity in net losses of affiliates in the Company's condensed consolidated statement of operations and accumulated deficit for the three months ended March 31, 1997.

In November 1997, Teleport Communications Group, Inc. ("TCGI") filed a registration statement with the Securities and Exchange Commission to sell 7.3 million shares of TCGI Class A Stock (the "TCGI Offering"). As a result of the TCGI Offering, the Company recognized a $59.6 million increase in its proportionate share of TCGI's net assets as a gain from equity offering of affiliate. Such pre-tax gain is included in the Company's condensed consolidated statement of operations and accumulated deficit for the three months ended March 31, 1998 as the Company records its proportionate share of TCGI's net losses one quarter in arrears.

The $11.4 million decrease in other expense for the three month period from 1997 to 1998 is primarily attributable to the effects of fluctuations in the foreign currency exchange rate.

The $9.3 million decrease in income tax expense for the three month period from 1997 to 1998 is primarily a result of the effects of the increase in the Company's loss before income tax expense and minority interest and decreases in non-deductible foreign losses and non-deductible equity in net losses of affiliates.

The $6.8 million decrease in minority interest for the three month period from 1997 to 1998 is primarily attributable to the effects of changes in the net income (loss) of Comcast UK Cable and QVC, the consolidation of Comcast-Spectacor and the E! Acquisition.

For the three months ended March 31, 1998 and 1997, the Company's earnings (net loss plus income tax expense, equity in net losses of affiliates, fixed charges (interest expense) and distributions from investees) were $199.0 million and $150.4 million, respectively. Such earnings were adequate to cover the Company's fixed charges (including interest capitalized of $8.6 million for the three months ended March 31, 1997) of $147.6 million and $141.9 million for the three months ended March 31, 1998 and 1997, respectively. Fixed charges include non-cash interest expense, net of interest capitalized, of $14.5 million and $17.0 million for the three months ended March 31, 1998 and 1997, respectively.

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

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 1998


PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

     The Company is not party to litigation which, in the opinion of the Company's management, will have a material adverse effect on the Company's financial position, results of operations or liquidity.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits required to be filed by Item 601 of Regulation S-K:

          10.1 Agreement and Plan of Amalgamation dated as of February 4, 1998 among NTL Incorporated, NTL (Bermuda) Limited and Comcast UK Cable Partners Limited (incorporated by reference to Exhibit 2.1 to the Comcast UK Cable Partners Limited Current Report on Form 8-K filed on February 10, 1998).

          27.1 Financial Data Schedule.

     (b)  Reports on Form 8-K - none.

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 1998

                                    SIGNATURE

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                  COMCAST CORPORATION
                                                  ------------------------------






                                                  /S/ LAWRENCE S. SMITH
                                                  ------------------------------
                                                  Lawrence S. Smith
                                                  Executive Vice President
                                                  (Principal Accounting Officer)



Date: May 14, 1998