Form 10-Q
period 1998-06-30
COMCAST CORP
filed 1998-08-14
CIK 22301

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

(X) Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended:
                                  JUNE 30, 1998
                                       OR
(  ) Transition  Report  pursuant  to Section  13 or 15(d) of the  Securities
     Exchange Act of 1934 for the Transition Period from ________ to ________.

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

         Yes  __X__                                         No ____

                          ___________________________

As of June 30, 1998, there were 328,639,831 shares of Class A Special Common Stock, 31,792,325 shares of Class A Common Stock and 8,786,250 shares of Class B Common Stock outstanding.

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 1998

                                TABLE OF CONTENTS


                                                                           Page
                                                                          Number

PART I.   FINANCIAL INFORMATION

          Item 1.   Financial Statements

                    Condensed Consolidated Balance
                    Sheet as of June 30, 1998 and December 31,
                    1997 (Unaudited)...........................................2

                    Condensed Consolidated Statement of
                    Operations and Accumulated Deficit for
                    the Six and Three Months Ended June 30,
                    1998 and 1997 (Unaudited)..................................3

                    Condensed Consolidated Statement of Cash
                    Flows for the Six Months Ended June 30,
                    1998 and 1997 (Unaudited)..................................4

                    Notes to Condensed Consolidated
                    Financial Statements (Unaudited)......................5 - 12

          Item 2.   Management's Discussion and Analysis
                    of Financial Condition and Results of
                    Operations...........................................13 - 20

PART II.  OTHER INFORMATION

          Item 1.   Legal Proceedings.........................................21

          Item 4.   Submission of Matters to a Vote of Security Holders.......21

          Item 6.   Exhibits and Reports on Form 8-K.....................21 - 22

          SIGNATURE...........................................................23

                          ___________________________

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

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 1998

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

                                                                                  (Dollars in millions, except share data)
                                                                                         June 30,       December 31,
                                                                                           1998             1997
ASSETS
CURRENT ASSETS
   Cash and cash equivalents....................................................           $516.6            $413.7
   Short-term investments.......................................................             48.5             163.9
   Accounts receivable, less allowance for doubtful
     accounts of $114.3 and $115.0..............................................            485.0             498.8
   Inventories, net.............................................................            314.0             324.0
   Other current assets.........................................................            173.0             159.1
                                                                                        ---------         ---------
       Total current assets.....................................................          1,537.1           1,559.5
                                                                                        ---------         ---------
INVESTMENTS, principally in affiliates..........................................          1,314.1           1,264.3
                                                                                        ---------         ---------
PROPERTY AND EQUIPMENT..........................................................          4,742.7           4,285.4
   Accumulated depreciation.....................................................         (1,564.9)         (1,388.5)
                                                                                        ---------         ---------
   Property and equipment, net..................................................          3,177.8           2,896.9
                                                                                        ---------         ---------
DEFERRED CHARGES................................................................          9,566.2           9,213.3
   Accumulated amortization.....................................................         (2,305.5)         (2,129.8)
                                                                                        ---------         ---------
   Deferred charges, net........................................................          7,260.7           7,083.5
                                                                                        ---------         ---------
                                                                                        $13,289.7         $12,804.2
                                                                                        =========         =========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts payable and accrued expenses........................................         $1,262.9          $1,195.5
   Accrued interest.............................................................             90.8              89.6
   Current portion of long-term debt............................................            103.9             132.7
                                                                                        ---------         ---------
       Total current liabilities................................................          1,457.6           1,417.8
                                                                                        ---------         ---------
LONG-TERM DEBT, less current portion............................................          6,658.9           6,558.6
                                                                                        ---------         ---------
DEFERRED INCOME TAXES...........................................................          2,129.0           2,112.2
                                                                                        ---------         ---------
MINORITY INTEREST AND OTHER.....................................................          1,021.0           1,037.7
                                                                                        ---------         ---------
COMMITMENTS AND CONTINGENCIES

COMMON EQUITY PUT OPTIONS.......................................................                               31.4
                                                                                        ---------         ---------
STOCKHOLDERS' EQUITY
   Preferred stock - authorized, 20,000,000 shares; 5% series A convertible,
     no par value, issued, 6,370 at redemption value............................             31.9              31.9
     5.25% series B mandatorily redeemable convertible, $1,000 par value,
     issued, 526,771 and 513,211 at redemption value............................            526.8             513.2
   Class A special common stock, $1 par value - authorized,
     500,000,000 shares; issued, 328,639,831 and 317,025,969....................            328.6             317.0
   Class A common stock, $1 par value - authorized,
     200,000,000 shares; issued, 31,792,325 and 31,793,487 .....................             31.8              31.8
   Class B common stock, $1 par value - authorized,
     50,000,000 shares; issued, 8,786,250 ......................................              8.8               8.8
   Additional capital...........................................................          3,409.7           3,030.6
   Accumulated deficit..........................................................         (2,596.7)         (2,415.9)
   Unrealized gains on marketable securities....................................            293.2             140.7
   Cumulative translation adjustments...........................................            (10.9)            (11.6)
                                                                                        ---------         ---------
       Total stockholders' equity...............................................          2,023.2           1,646.5
                                                                                        ---------         ---------
                                                                                        $13,289.7         $12,804.2
                                                                                        =========         =========

See notes to condensed consolidated financial statements.

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 1998
     CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND ACCUMULATED DEFICIT
                                   (Unaudited)

                                                                        (Amounts in millions, except per share data)
                                                                        Six Months Ended          Three Months Ended
                                                                            June 30,                   June 30,
                                                                       1998         1997          1998          1997
REVENUES
   Service income.............................................       $1,606.9     $1,367.9        $791.7       $716.8
   Net sales from electronic retailing........................        1,074.6        947.4         530.0        467.7
                                                                    ---------    ---------     ---------    ---------
                                                                      2,681.5      2,315.3       1,321.7      1,184.5
                                                                    ---------    ---------     ---------    ---------
COSTS AND EXPENSES
   Operating..................................................          758.1        611.3         361.6        313.9
   Cost of goods sold from electronic retailing...............          652.4        571.8         320.0        279.0
   Selling, general and administrative........................          480.2        431.1         237.6        224.2
   Depreciation...............................................          268.8        221.5         131.4        125.7
   Amortization...............................................          257.6        240.9         127.7        124.3
                                                                    ---------    ---------     ---------    ---------
                                                                      2,417.1      2,076.6       1,178.3      1,067.1
                                                                    ---------    ---------     ---------    ---------

OPERATING INCOME..............................................          264.4        238.7         143.4        117.4

OTHER (INCOME) EXPENSE
   Interest expense...........................................          291.9        278.9         144.3        145.6
   Investment expense (income)................................            1.2        (93.6)         (0.1)       (81.4)
   Equity in net losses of affiliates.........................          237.0        131.2         107.3         61.1
   Gain from equity offering of affiliate.....................          (59.6)
   Other......................................................           (3.5)         4.4          (1.0)        (4.5)
                                                                    ---------    ---------     ---------    ---------
                                                                        467.0        320.9         250.5        120.8
                                                                    ---------    ---------     ---------    ---------
LOSS BEFORE INCOME TAX EXPENSE (BENEFIT), MINORITY
   INTEREST AND EXTRAORDINARY ITEMS...........................         (202.6)       (82.2)       (107.1)        (3.4)

INCOME TAX EXPENSE (BENEFIT)..................................            0.3         36.9          (0.3)        27.0
                                                                    ---------    ---------     ---------    ---------

LOSS BEFORE MINORITY INTEREST AND
   EXTRAORDINARY ITEMS........................................         (202.9)      (119.1)       (106.8)       (30.4)

MINORITY INTEREST.............................................          (39.2)       (39.8)        (22.0)       (15.8)
                                                                    ---------    ---------     ---------    ---------

LOSS BEFORE EXTRAORDINARY ITEMS...............................         (163.7)       (79.3)        (84.8)       (14.6)

EXTRAORDINARY ITEMS...........................................                       (22.8)                     (22.8)
                                                                    ---------    ---------     ---------    ---------

NET LOSS......................................................         (163.7)      (102.1)        (84.8)       (37.4)

PREFERRED DIVIDENDS...........................................          (14.3)        (0.8)         (7.2)        (0.4)
                                                                    ---------    ---------     ---------    ---------

NET LOSS FOR COMMON STOCKHOLDERS..............................        ($178.0)     ($102.9)       ($92.0)      ($37.8)
                                                                    =========    =========     =========    =========

ACCUMULATED DEFICIT
   Beginning of period .......................................      ($2,415.9)   ($2,127.1)    ($2,503.3)   ($2,205.3)
   Net loss...................................................         (163.7)      (102.1)        (84.8)       (37.4)
   Common dividends - $.0467, $.0467, $.0233 and $.0233
     per share................................................          (17.1)       (15.7)         (8.6)        (8.2)
   Retirement of common stock.................................                       (17.7)                     (11.7)
                                                                    ---------    ---------     ---------    ---------
   End of period..............................................      ($2,596.7)   ($2,262.6)    ($2,596.7)   ($2,262.6)
                                                                    =========    =========     =========    =========

LOSS FOR COMMON STOCKHOLDERS PER COMMON SHARE
   Loss before extraordinary items............................          ($.49)       ($.25)        ($.25)       ($.05)
   Extraordinary items........................................                        (.07)                      (.07)
                                                                    ---------    ---------     ---------    ---------
        Net loss..............................................          ($.49)       ($.32)        ($.25)       ($.12)
                                                                    =========    =========     =========    =========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
   OUTSTANDING DURING THE PERIOD..............................          363.5        325.3         369.0        324.8
                                                                    =========    =========     =========    =========

See notes to condensed consolidated financial statements.

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 1998
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                                           (Dollars in millions)
                                                                                         Six  Months Ended June 30,
                                                                                           1998             1997
OPERATING ACTIVITIES
   Net loss.....................................................................          ($163.7)          ($102.1)
   Adjustments to reconcile net loss to net cash provided
    by operating activities:
     Depreciation...............................................................            268.8             221.5
     Amortization...............................................................            257.6             240.9
     Non-cash interest expense, net.............................................             21.6              26.8
     Equity in net losses of affiliates.........................................            237.0             131.2
     Gain from equity offering of affiliate.....................................            (59.6)
     Non-cash investment expense (income), net..................................             32.5             (70.2)
     Minority interest..........................................................            (39.2)            (39.8)
     Extraordinary items........................................................                               22.8
     Deferred income taxes and other............................................            (76.4)            (12.8)
                                                                                         --------          --------
                                                                                            478.6             418.3
     Changes in working capital accounts........................................            (40.5)             18.1
                                                                                         --------          --------
           Net cash provided by operating activities............................            438.1             436.4
                                                                                         --------          --------

FINANCING ACTIVITIES
   Proceeds from borrowings.....................................................          1,029.4           2,958.0
   Retirement and repayment of debt.............................................           (815.9)         (2,940.3)
   Issuance of preferred stock..................................................                              500.0
   Issuances of common stock, net...............................................             13.9             498.5
   Repurchases of common stock, net.............................................                              (33.6)
   Dividends....................................................................            (17.9)            (16.5)
   Deferred financing costs.....................................................             (4.5)            (43.2)
   Other........................................................................              2.2               1.8
                                                                                         --------          --------
           Net cash provided by financing activities............................            207.2             924.7
                                                                                         --------          --------

INVESTING ACTIVITIES
   Acquisitions, net of cash acquired...........................................           (219.4)           (125.8)
   Proceeds from sales of short-term investments, net...........................            115.4             127.2
   Investments, principally in affiliates.......................................            (83.4)            (78.5)
   Proceeds from sales of and distribution from long-term investments...........              0.7              95.7
   Proceeds from investee's repayment of loan...................................             74.7              25.2
   Proceeds from sales of call options..........................................             20.7
   Capital expenditures.........................................................           (419.6)           (447.1)
   Additions to deferred charges................................................            (30.0)            (24.1)
   Other........................................................................             (1.5)             (0.4)
                                                                                         --------          --------
           Net cash used in investing activities................................           (542.4)           (427.8)
                                                                                         --------          --------

INCREASE IN CASH AND CASH EQUIVALENTS...........................................            102.9             933.3

CASH AND CASH EQUIVALENTS, beginning of period..................................            413.7             331.3
                                                                                         --------          --------

CASH AND CASH EQUIVALENTS, end of period........................................           $516.6          $1,264.6
                                                                                         ========          ========

See notes to condensed consolidated financial statements.

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 1998
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     Basis of Presentation
     The condensed consolidated balance sheet as of December 31, 1997 has been condensed from the audited consolidated balance sheet as of that date. The condensed consolidated balance sheet as of June 30, 1998, the condensed consolidated statement of operations and accumulated deficit for the six and three months ended June 30, 1998 and 1997 and the condensed consolidated statement of cash flows for the six months ended June 30, 1998 and 1997 have been prepared by Comcast Corporation (the "Company") and have not been audited by the Company's independent auditors. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of June 30, 1998 and for all periods presented have been made.

     Certain information and note disclosures normally included in the Company's annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1997 Annual Report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for the periods ended June 30, 1998 are not necessarily indicative of operating results for the full year.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     New Accounting Pronouncement
     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement, which establishes accounting and reporting standards for derivatives and hedging activities, is effective for fiscal years beginning after June 15, 1999. Upon the adoption of SFAS No. 133, all derivatives are required to be recognized in the statement of financial position as either assets or liabilities and measured at fair value. The Company is currently evaluating the impact the adoption of SFAS No. 133 will have on its financial position and results of operations.

     Comprehensive Income
     In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." This statement, which establishes standards for reporting and disclosure of comprehensive income, is effective for interim and annual periods beginning after December 15, 1997. The Company adopted SFAS No. 130 effective January 1, 1998. Total comprehensive loss for the six and three months ended June 30, 1998 and 1997 was $10.5 million, $98.4 million, $3.8 million and $21.2 million, respectively. Total comprehensive income (loss) includes net income (loss), unrealized gains (losses) on marketable securities and foreign currency translation gains (losses) for the periods presented.

     Loss for Common Stockholders Per Common Share
     Loss for common stockholders per common share is computed by dividing net loss, after deduction of preferred stock dividends, by the weighted average number of common shares outstanding during the period.

     For the six and three months ended June 30, 1998 and 1997, the Company's potential common shares of 47.0 million shares, 62.5 million shares, 47.0 million shares and 62.5 million shares, respectively, have an antidilutive effect on loss for common stockholders per common share and, therefore, have not been used in determining the total weighted average number of common shares outstanding.

     Reclassifications
     Certain reclassifications have been made to the prior year condensed consolidated financial statements to conform to those classifications used in 1998.

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 1998
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

3.   SIGNIFICANT EVENTS

     Investment in Jones Intercable
     In May 1998, the Company agreed to purchase from BCI Telecom Holding ("BTH") 6.4 million Class A Common Shares in Jones Intercable, Inc. ("Jones Intercable"), and a 49% interest in the BTH subsidiaries which were to continue to own BTH's remaining 6.4 million shares of Jones Intercable Class A Common Stock. At the same time, the Company agreed to acquire approximately 2.9 million shares of Common Stock of Jones Intercable (the "Control Shares"), if and when acquired by BTH from affiliates of Jones Intercable's controlling shareholder under an existing option (the "Control Option") to acquire such shares (which absent extraordinary circumstances would not have been exercisable until December 2001). The Company was to purchase the remaining 51% of the BTH subsidiaries when the Control Shares were acquired. The Company, BTH, Jones Intercable and Jones Intercable's controlling shareholder agreed on August 12, 1998 to accelerate the Control Option to permit its early exercise and the early closing of the transactions with BTH. At closing (expected to occur in the first quarter of 1999), the Company will pay BTH a total of $500 million in cash to acquire the 12.8 million shares of Jones Intercable Class A Common Stock and $200 million in cash to acquire the Control Shares. After closing, the Company will control approximately 37% of the economic and 47% of the voting interest in Jones Intercable. In addition, the Control Shares will represent shares having the right to elect approximately 75% of the Board of Directors of Jones Intercable. The transaction will be funded either with new borrowings, with available borrowings under existing lines of credit or by other means. Jones Intercable, a public company, owns or manages cable operations serving approximately 1.4 million customers.

     Sale of Comcast UK Cable
     In February 1998, Comcast UK Cable Partners Limited ("Comcast UK Cable"), a consolidated subsidiary of the Company, entered into a definitive agreement to be acquired by NTL Incorporated ("NTL"), an alternative telecommunications company in the United Kingdom ("UK"). Pursuant to certain conditions, the Company may receive up to 4.8 million shares of NTL common stock in exchange for all of the shares of Comcast UK Cable held by the Company (the "NTL Transaction"). Certain conditions agreed to in the NTL Transaction restrict the Company's ability to sell the NTL common stock to be received for a period of 180 days after the closing of the NTL Transaction. The NTL Transaction is expected to close in 1998, subject to the receipt of necessary regulatory and shareholder approvals, the consent of the bondholders of Comcast UK Cable and NTL, as well as the consent of certain NTL bank lenders. As of June 30, 1998 and for the six months then ended, the assets and revenues of Comcast UK Cable totaled $856.4 million and $60.4 million, respectively.

     AT&T Acquisition of TCGI
     In January 1998, AT&T Corporation ("AT&T") entered into a definitive merger agreement with Teleport Communications Group, Inc. ("TCGI"). Upon closing of the merger (the "AT&T Transaction") on July 23, 1998, the Company received 24.2 million shares of unregistered AT&T common stock in exchange for the 25.6 million shares of TCGI Class B Stock, representing all of the shares of TCGI held by the Company. The Company has registration rights, subject to customary restrictions, which would allow the Company to effect a registration of the AT&T shares received. The Company's investment in AT&T common stock had a fair value, prior to consideration of the restrictions on the AT&T common stock, of approximately $1.416 billion, based on the quoted market price of $58.625 per share of AT&T common stock as of July 23, 1998.

4.   INVESTMENTS, PRINCIPALLY IN AFFILIATES

                                                                      June 30,       December 31,
                                                                        1998             1997
                                                                         (Dollars in millions)
           Equity method..........................................     $596.5            $867.6
           Fair value method......................................      583.1             346.5
           Cost method............................................      134.5              50.2
                                                                     --------          --------
                                                                     $1,314.1          $1,264.3
                                                                     ========          ========

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 1998
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

     Equity Method
     The Company records its proportionate interests in the net income (loss) of substantially all of its investees, other than the UK Investees (see below), three months in arrears. The Company holds interests representing less than 20% of the total outstanding ownership interests in certain of its equity method investees. The equity method of accounting is utilized for these investments based on the type of investment (e.g. general partnership interest), board representation, participation in a controlling investor group, significant shareholder rights or a combination of these and other factors. The Company's recorded investments exceed its proportionate interests in the book value of the investees' net assets by $162.0 million as of June 30, 1998 (primarily related to the Company's investments in The Golf Channel and Sprint PCS (see below)). Such excess is being amortized to equity in net income or loss, primarily over a period of twenty years, which is consistent with the estimated lives of the underlying assets. The original cost of investments accounted for under the equity method totaled $1.374 billion and $1.454 billion as of June 30, 1998 and December 31, 1997, respectively.

     Summarized financial information for the Company's equity method investees is presented below (dollars in millions):

                                                                     Sprint                  UK
                                                                       PCS       TCGI     Investees    Other    Combined
Six Months Ended June 30, 1998:
   Combined Results of Operations
     Revenues, net............................................       $285.0     $310.5     $116.1     $535.3   $1,246.9
     Operating, selling, general and
       administrative expenses................................        871.5      301.3       90.2      576.3    1,839.3
     Depreciation and amortization............................        238.4       97.1       40.8       43.5      419.8
     Operating loss...........................................       (824.9)     (87.9)     (14.9)     (84.5)  (1,012.2)
     Net loss (a).............................................     (1,058.0)    (134.7)     (50.6)    (113.9)  (1,357.2)

   Company's Equity in Net Loss
     Equity in current period net loss........................      ($158.7)    ($19.7)    ($18.2)    ($37.3)   ($233.9)
     Amortization expense.....................................         (1.5)                 (0.3)      (1.3)      (3.1)
                                                                   --------   --------    -------   --------   --------
       Total equity in net loss...............................      ($160.2)    ($19.7)    ($18.5)    ($38.6)   ($237.0)
                                                                   ========   ========    =======   ========   ========

Three Months Ended June 30, 1998:
   Combined Results of Operations
     Revenues, net............................................       $143.8     $160.1      $58.8     $244.6     $607.3
     Operating, selling, general and
       administrative expenses................................        393.5      147.2       45.2      258.0      843.9
     Depreciation and amortization............................        115.7       49.1       21.1       14.4      200.3
     Operating loss...........................................       (365.4)     (36.2)      (7.5)     (27.8)    (436.9)
     Net loss (a).............................................       (498.6)     (62.2)     (20.5)     (41.3)    (622.6)

   Company's Equity in Net Loss
     Equity in current period net loss........................       ($74.8)     ($9.1)     ($7.8)    ($14.5)   ($106.2)
     Amortization expense.....................................         (0.7)                 (0.1)      (0.3)      (1.1)
                                                                   --------   --------    -------   --------   --------
       Total equity in net loss...............................       ($75.5)     ($9.1)     ($7.9)    ($14.8)   ($107.3)
                                                                   ========   ========    =======   ========   ========

Combined Financial Position

As of June 30, 1998:
     Current assets...........................................       $378.3     $481.5      $37.7     $202.0   $1,099.5
     Noncurrent assets........................................      5,997.5    2,028.9      725.3      897.4    9,649.1
     Current liabilities......................................        513.7      452.4       73.0      736.9    1,776.0
     Noncurrent liabilities...................................      4,418.8    1,074.4      620.8      437.7    6,551.7

--------
(a)  See footnote 1 on page 8.

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 1998
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

                                                                     Sprint                  UK
                                                                       PCS       TCGI     Investees    Other    Combined
Six Months Ended June 30, 1997:
   Combined Results of Operations
     Revenues, net............................................        $13.6     $184.2      $92.9     $442.3     $733.0
     Operating, selling, general and
       administrative expenses................................        351.5      171.9       82.2      456.4    1,062.0
     Depreciation and amortization............................         43.8       56.2       36.0       54.1      190.1
     Operating loss...........................................       (381.7)     (43.9)     (25.3)     (68.2)    (519.1)
     Net loss (1).............................................       (398.8)     (87.7)     (44.8)     (89.6)    (620.9)

   Company's Equity in Net Loss
     Equity in current period net loss (2)....................       ($59.8)    ($14.2)    ($16.7)    ($36.3)   ($127.0)
     Amortization expense.....................................         (0.1)      (0.4)      (0.3)      (3.4)      (4.2)
                                                                   --------   --------    -------   --------   --------
       Total equity in net loss...............................       ($59.9)    ($14.6)    ($17.0)    ($39.7)   ($131.2)
                                                                   ========   ========    =======   ========   ========

Three Months Ended June 30, 1997:
   Combined Results of Operations
     Revenues, net............................................         $9.5      $96.8      $48.4     $241.2     $395.9
     Operating, selling, general and
       administrative expenses................................        165.9       90.7       42.0      240.8      539.4
     Depreciation and amortization............................         34.4       29.8       18.6       24.1      106.9
     Operating loss...........................................       (190.8)     (23.7)     (12.2)     (23.7)    (250.4)
     Net loss (1).............................................       (215.5)     (45.0)     (22.6)     (38.8)    (321.9)

   Company's Equity in Net Loss
     Equity in current period net loss........................       ($32.3)     ($7.4)     ($8.3)    ($11.2)    ($59.2)
     Amortization expense.....................................                    (0.2)      (0.2)      (1.5)      (1.9)
                                                                   --------   --------    -------   --------   --------
       Total equity in net loss...............................       ($32.3)     ($7.6)     ($8.5)    ($12.7)    ($61.1)
                                                                   ========   ========    =======   ========   ========

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

     Sprint PCS. The Company, Tele-Communications, Inc. ("TCI"), Cox Communications, Inc. ("Cox," and together with the Company and TCI, the "Cable Partners") and Sprint Corporation ("Sprint," and together with the Cable Partners, the "Parents"), engage in the wireless communications business through a limited partnership known as "Sprint Spectrum" or "Sprint PCS." The Company made its initial investment in 1994 to hold a general and limited partnership interest of 15% in Sprint PCS. The Parents had committed to contribute $4.2 billion in cash to Sprint PCS through 1999, of which the Company's share was $630.0 million. As of June 30, 1998, the Company had contributed $609.5 million of its original funding commitment. Under the terms of the Restructuring Agreement described below, the Company has loaned $60.0 million to Sprint PCS, and no further amounts are due with respect to the balance of the original funding commitment.

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 1998
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

     In May 1998, the Parents announced an agreement (the "Restructuring Agreement") under which Sprint would assume total ownership and management control of Sprint PCS.

     At closing of the Restructuring Agreement, Sprint will issue a new class of Sprint stock (the "Sprint PCS Stock") to track the performance of Sprint's combined wireless operations. Initially, the Company will receive an approximate 11.4% interest in the Sprint PCS Stock in exchange for its interests in Sprint PCS. The Restructuring Agreement also contemplates an initial public offering ("IPO") of Sprint PCS Stock to occur concurrently with the above, followed by the distribution of Sprint's interest in the Sprint PCS Stock to its existing shareholders. If the IPO can not be completed at that time, the shareholder distribution will be made. The Cable Partners' interests in the Sprint PCS Stock would be reduced proportionately by the amount of ownership interests issued in connection with the IPO, and in connection with any purchases made at that time by two of Sprint's major shareholders under existing anti-dilution rights - France Telecom S.A. ("France Telecom") and Deutsche Telekom AG ("Deutsche Telekom").

     The Sprint PCS Stock will be divided into three categories: (i) Series 1 (one vote per share) to be held by the public, (ii) Series 2 (1/10 vote per share other than in class votes) to be held by the Cable Partners, and
     (iii) Series 3 (one vote per share) to be held by France Telecom and Deutsche Telekom. Under the terms of the Restructuring Agreement, the Cable Partners have registration rights, subject to customary restrictions, and certain anti-dilution rights of France Telecom and Deutsche Telekom, that, if used, will permit the monetization of their Sprint PCS holdings through equity offerings or derivatives. If the Series 2 shares are transferred by a Cable Partner, the transferred shares become full vote Series 1 shares.

     The Restructuring Agreement is expected to close in 1998, subject to the receipt of necessary regulatory and shareholder approvals.

     TCGI. In November 1997, TCGI filed a registration statement with the Securities and Exchange Commission to sell 7.3 million shares of TCGI Class A Stock (the "TCGI Offering"). As a result of the TCGI Offering, the Company recognized a $59.6 million increase in its proportionate share of TCGI's net assets as a gain from equity offering of affiliate. Such pre-tax gain is included in the Company's condensed consolidated statement of operations and accumulated deficit for the six months ended June 30, 1998 as the Company records its proportionate share of TCGI's net losses one quarter in arrears.

     UK Investees. As of June 30, 1998, Comcast UK Cable (see Note 3) holds a 27.5% interest in Birmingham Cable Corporation Limited and a 50.0% interest in Cable London PLC.

     Comcast-Spectacor. Effective January 1, 1998, the Company's condensed consolidated financial statements include the accounts of Comcast Spectacor, L.P. ("Comcast-Spectacor"), an affiliate previously accounted for under the equity method, due to certain call rights held by the Company which became exercisable effective January 16, 1998.

     Other. The Company's other equity investees include investments in cable communications (including Garden State Cablevision L.P., a cable communications company serving more than 210,000 subscribers as of June 30, 1998 in the State of New Jersey), cellular/PCS telecommunications and content providers. The Company does not consider these other equity method investments to be individually significant to its consolidated financial position, results of operations or liquidity.

     Restructuring of Primestar's Operations. As of March 31, 1998, the Company held a 10.4% general and limited partnership interest in PRIMESTAR Partners L.P. ("Primestar"), which was principally engaged in the business of acquiring, originating and/or providing television programming services delivered by satellite through a network of distributors, including the Company, throughout the United States ("US").

     The Company, through a wholly owned subsidiary, distributed the Primestar DBS service (the "Primestar Service") to subscribers within specified areas of 19 states in the US. As of March 31, 1998, the Company provided the Primestar Service to more than 189,000 subscribers.

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 1998
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

     On February 6, 1998, the Company entered into a Merger and Contribution Agreement (the "Merger and Contribution Agreement") with Primestar and the affiliates of each of the other partners of Primestar, including TCI Satellite Entertainment, Inc. ("TSAT"), a publicly-traded company, pursuant to which the Company's DBS operations, the Company's partnership interests in Primestar and the Primestar partnership interests and the DBS operations of the other partners of Primestar were to be consolidated into a newly formed company ("New Primestar"). Under the terms of the Merger and Contribution Agreement, which closed on April 1, 1998, in exchange for the Company's DBS operations and equity interest in Primestar, New Primestar, through a series of transactions, assumed $74.7 million of the Company's debt and the Company received 9.5% of New Primestar common equity, both subject to adjustment based on the number of the Company's subscribers to the Primestar Service, inventory amounts and other factors. Subsequent to the Merger and Contribution Agreement, New Primestar repaid indebtedness of $74.7 million to the Company. During the three months ended June 30, 1998, the Company recognized a pre-tax gain on the exchange of $9.9 million. Subject to receipt of regulatory approval and other conditions, TSAT will merge with and into New Primestar in a transaction in which TSAT's outstanding common shares will be exchanged for common shares of New Primestar.

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

     On May 12, 1998, the Antitrust Division of the Department of Justice ("DOJ") filed a Complaint in the United States District Court for the District of Columbia seeking to permanently enjoin the ASkyB Transaction, or, in the alternative, requiring that the cable stockholders of New Primestar, including the Company, divest their ownership interests in New Primestar. All parties have answered the DOJ's complaint. Discovery is underway and a trial date has been set for early 1999.

     Fair Value Method
     The Company holds unrestricted equity investments in certain publicly traded companies, with an historical cost of $132.1 million and $130.0 million as of June 30, 1998 and December 31, 1997, respectively. The Company has recorded these investments, which are classified as available for sale, at their estimated fair values of $583.1 million and $346.5 million as of June 30, 1998 and December 31, 1997, respectively. The unrealized pre-tax gains as of June 30, 1998 and December 31, 1997 of $451.0 million and $216.5 million, respectively, have been reported in the Company's condensed consolidated balance sheet as a component of stockholders' equity, net of related deferred income tax expense of $157.8 million and $75.8 million, respectively.

     In March 1998, the Company sold call options relating to its unrestricted equity investments in TCI, TCI Ventures Group, Inc. and Liberty Media Group common stock (together, the "TCI Stock") for $20.7 million. Such call options expire between March and September 1999. During the six and three months ended June 30, 1998, the Company recorded pre-tax investment expense of $40.2 million and $25.6 million, respectively, related to the increase in the value of the call options.

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

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 1998
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

     Company's Class A Special Common Stock upon conversion of the 1 1/8% Debentures had no impact on the Company's condensed consolidated statement of cash flows due to its noncash nature.

     Interest Rates
     As of June 30, 1998 and December 31, 1997, the Company's effective weighted average interest rate on its long-term debt outstanding was 8.42% and 8.36%, respectively.

     Lines of Credit
     As of July 31, 1998, certain subsidiaries of the Company had unused lines of credit of $1.164 billion. The availability and use of the unused lines of credit is restricted by the covenants of the related debt agreements and to subsidiary general purposes and dividend declaration.

6.   STOCKHOLDERS' EQUITY

     In April 1997, in connection with the Company's market repurchase program which terminated in May 1997, the Company sold put options on 2.0 million shares of its Class A Special Common Stock. The put options, which expired unexercised during the three months ended June 30, 1998, gave the holder the right to require the Company to repurchase such shares at a specified price on specific dates in April and May 1998. Upon expiration, the Company reclassified $31.4 million, the amount it would have been obligated to pay to repurchase such shares had the put options been exercised, from common equity put options to additional capital in the Company's condensed consolidated balance sheet.

7.   STATEMENT OF CASH FLOWS - SUPPLEMENTAL INFORMATION

     The Company made cash payments for interest of $262.6 million, $233.8 million, $198.5 million and $116.7 million during the six and three months ended June 30, 1998 and 1997, respectively.

     The Company made cash payments for income taxes of $88.1 million, $75.0 million, $73.0 million and $56.7 million during the six and three months ended June 30, 1998 and 1997, respectively.

8.   CONTINGENCIES

     The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial position, results of operations or liquidity of the Company.

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 1998
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONCLUDED
                                   (Unaudited)

9.   FINANCIAL DATA BY BUSINESS SEGMENT
     (Dollars in millions)

                                                     Domestic
                                                       Cable        Electronic      Cellular       Corporate
                                                  Communications     Retailing   Communications   and Other (1)     Total
Six Months Ended June 30, 1998
Revenues, net...............................          $1,109.5       $1,074.6         $221.3          $276.1       $2,681.5
Depreciation and amortization...............             323.6           58.4           57.7            86.7          526.4
Operating income (loss).....................             201.8          129.5           31.0           (97.9)         264.4
Interest expense............................             107.9           26.4           53.3           104.3          291.9
Capital expenditures........................             293.7           41.6           17.4            66.9          419.6
Equity in net losses of affiliates..........                                                           237.0          237.0

Three Months Ended June 30, 1998
Revenues, net...............................            $568.3         $530.0         $115.9          $107.5       $1,321.7
Depreciation and amortization...............             161.7           28.9           29.7            38.8          259.1
Operating income (loss).....................             114.3           63.8           19.5           (54.2)         143.4
Interest expense............................              54.4           13.1           26.1            50.7          144.3
Capital expenditures........................             153.4           22.1           13.0            32.0          220.5
Equity in net losses of affiliates..........                                                           107.3          107.3

As of June 30, 1998
Assets......................................          $6,254.7       $2,221.0       $1,455.6        $3,358.4      $13,289.7
Long-term debt, less current portion........           2,709.1          725.0        1,249.3         1,975.5        6,658.9

Six Months Ended June 30, 1997
Revenues, net...............................          $1,021.9         $947.4         $220.3          $125.7       $2,315.3
Depreciation and amortization...............             306.8           51.6           53.6            50.4          462.4
Operating income (loss).....................             169.9          103.0           35.0           (69.2)         238.7
Interest expense............................             119.9           27.9           52.1            79.0          278.9
Capital expenditures........................             251.5           41.1           57.9            96.6          447.1
Equity in net losses of affiliates..........                                                           131.2          131.2

Three Months Ended June 30, 1997
Revenues, net...............................            $520.8         $467.7         $116.2           $79.8       $1,184.5
Depreciation and amortization...............             168.0           24.8           25.6            31.6          250.0
Operating income (loss).....................              78.4           50.7           25.3           (37.0)         117.4
Interest expense............................              63.2           13.9           28.1            40.4          145.6
Capital expenditures........................             144.9           26.1           40.0            56.1          267.1
Equity in net losses of affiliates..........                                                            61.1           61.1

---------------
(1) Other includes certain operating businesses, including Comcast-Spectacor (effective January 1, 1998) and E! Entertainment (effective March 31,
     1997), the Company's consolidated UK cable and telecommunications operations, the Company's DBS operations (prior to April 1, 1998) and elimination entries related to the segments presented.

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 1998


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

Liquidity and Capital Resources

Cash, Cash Equivalents and Short-term Investments
The Company has traditionally maintained significant levels of cash, cash equivalents and short-term investments to meet its short-term liquidity requirements. Cash, cash equivalents and short-term investments as of June 30, 1998 were $565.1 million. As of June 30, 1998, $402.8 million of the Company's cash, cash equivalents and short-term investments is restricted to use by subsidiaries of the Company under contractual or other arrangements, including $154.0 million which is restricted to use by Comcast UK Cable Partners Limited ("Comcast UK Cable"), a consolidated subsidiary of the Company.

The Company's cash equivalents and short-term investments are recorded at cost which approximates their fair value. As of June 30, 1998, short-term investments have a weighted average maturity of approximately eight months.

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

Financing
As of June 30, 1998 and December 31, 1997, the Company's long-term debt, including current portion, was $6.763 billion and $6.691 billion, respectively, of which 22.6% and 17.1%, respectively, was at variable rates. As of July 31, 1998, certain subsidiaries of the Company had unused lines of credit of $1.164 billion. The availability and use of these unused lines of credit is restricted by the covenants of the related debt agreements and to subsidiary general purposes and dividend declaration. As of June 30, 1998 and December 31, 1997, the Company's effective weighted average interest rate on its long-term debt outstanding was 8.42% and 8.36%, respectively.

In March 1998, the Company completed the redemption of its $541.9 million principal amount 1 1/8% discount convertible subordinated debentures due 2007 (the "1 1/8% Debentures"). The Company issued 10.4 million shares of its Class A Special Common Stock upon conversion of $540.2 million principal amount of 1 1/8% Debentures while $1.7 million principal amount of 1 1/8% Debentures was redeemed for cash at a redemption price of 67.112% of the principal amount, together with accrued interest thereon. Stockholders' equity was increased by the full amount of 1 1/8% Debentures converted plus accrued interest, less unamortized debt acquisition costs. Unamortized debt acquisition costs related to the 1 1/8% Debentures redeemed for cash were not significant. The issuance of the Company's Class A Special Common Stock upon conversion of the 1 1/8% Debentures had no impact on the Company's condensed consolidated statement of cash flows due to its noncash nature.

                       __________________________________

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 1998


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

Statement of Cash Flows

Cash and cash equivalents increased $102.9 million as of June 30, 1998 from December 31, 1997 and increased $933.3 million as of June 30, 1997 from December 31, 1996. Changes in cash and cash equivalents resulted from cash flows from operating, financing and investing activities which are explained below.

Net cash provided by operating activities amounted to $438.1 million and $436.4 million for the six months ended June 30, 1998 and 1997, respectively. The increase of $1.7 million is principally due to the increase in the Company's operating income before depreciation and amortization (see "Results of
Operations") and changes in working capital as a result of the timing of receipts and disbursements, including the effects of the consolidation of Comcast Spectacor, L.P. ("Comcast-Spectacor") effective January 1, 1998 (see
Note 4 to the Company's condensed  consolidated financial statements included in
Item 1) and the acquisition of E! Entertainment Television, Inc. ("E! Entertainment") on March 31, 1997 (the "E! Acquisition").

Net cash provided by financing activities was $207.2 million and $924.7 million for the six months ended June 30, 1998 and 1997, respectively. During the six months ended June 30, 1998, the Company borrowed $1.029 billion and repaid
$815.9  million  of  its  long-term  debt,  primarily  in  connection  with  the refinancing of certain subsidiary indebtedness in March 1998. In addition, during the six months ended June 30, 1998, the Company had net issuances of $13.9 million of its common stock and paid cash dividends of $17.9 million on its common stock and Series A Preferred Stock. During the six months ended June 30, 1997, the Company borrowed $2.958 billion, primarily in connection with the refinancing of certain subsidiary indebtedness and the acquisition of E! Entertainment (the "E! Acquisition"), and repaid $2.940 billion of its long-term debt, primarily in connection with the refinancing of certain subsidiary indebtedness and the redemption of debt. Deferred financing costs of $43.2 million were incurred during the six months ended June 30, 1997 related to the issuance of certain subsidiary senior notes. In addition, during the six months ended June 30, 1997, the Company received $1.0 billion from Microsoft Corporation for the issuance of its Class A Special Common Stock and Series B Preferred Stock, repurchased $33.6 million of its common stock and paid cash dividends of $16.5 million on its common stock and Series A Preferred Stock.

Net cash used in investing activities was $542.4 million and $427.8 million for the six months ended June 30, 1998 and 1997, respectively. During the six months ended June 30, 1998, net cash used in investing activities includes acquisitions, net of cash acquired, of $219.4 million, investments in affiliates of $83.4 million and capital expenditures of $419.6 million, offset by proceeds from the sales of short-term investments and call options of $136.1 million and repayment of a loan by an investee of $74.7 million. During the six months ended June 30, 1997, net cash used in investing activities includes acquisitions, net of cash acquired, of $125.8 million, investments in affiliates of $78.5 million and capital expenditures of $447.1 million, offset by the proceeds from the sales of short-term and long-term investments and a distribution from an investee of $222.9 million and repayment of a loan by an investee of $25.2 million.

Results of Operations

The effects of the Company's recent acquisitions and the consolidation of Comcast-Spectacor effective January 1, 1998, as well as increased levels of capital expenditures, were to increase the Company's revenues and expenses resulting in increases in its operating income before depreciation and amortization, depreciation expense, amortization expense and interest expense. In addition, the Company's equity in net losses of affiliates has increased principally as a result of the start-up nature of certain of the Company's equity investees (see "Consolidated Analysis").

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 1998


Summarized consolidated financial information for the Company for the six and three months ended June 30, 1998 and 1997 is as follows (dollars in millions, "NM" denotes percentage is not meaningful):

                                                                   Six Months Ended
                                                                       June 30,              Increase / (Decrease)
                                                                   1998         1997           $            %
Revenues..................................................       $2,681.5     $2,315.3       $366.2        15.8%
Cost of goods sold from electronic retailing..............          652.4        571.8         80.6        14.1
Operating, selling, general and administrative expenses...        1,238.3      1,042.4        195.9        18.8
                                                                ---------     --------
Operating income before depreciation and
   amortization (1).......................................          790.8        701.1         89.7        12.8
Depreciation..............................................          268.8        221.5         47.3        21.4
Amortization..............................................          257.6        240.9         16.7         6.9
                                                                ---------     --------
Operating income..........................................          264.4        238.7         25.7        10.8
                                                                ---------     --------
Interest expense..........................................          291.9        278.9         13.0         4.7
Investment expense (income), net..........................            1.2        (93.6)       (94.8)         NM
Equity in net losses of affiliates........................          237.0        131.2        105.8        80.6
Gain from equity offering of affiliate....................          (59.6)                     59.6          NM
Other.....................................................           (3.5)         4.4         (7.9)         NM
Income tax expense........................................            0.3         36.9        (36.6)      (99.2)
Minority interest.........................................          (39.2)       (39.8)        (0.6)       (1.5)
Extraordinary items.......................................                       (22.8)       (22.8)         NM
                                                                ---------     --------
Net loss..................................................        ($163.7)     ($102.1)       $61.6        60.3%
                                                                =========     ========

                                                                   Three Months Ended
                                                                       June 30,              Increase / (Decrease)
                                                                   1998         1997           $            %

Revenues..................................................       $1,321.7     $1,184.5       $137.2        11.6%
Cost of goods sold from electronic retailing..............          320.0        279.0         41.0        14.7
Operating, selling, general and administrative expenses...          599.2        538.1         61.1        11.4
                                                                ---------     --------
Operating income before depreciation and
   amortization (1) ......................................          402.5        367.4         35.1         9.6
Depreciation..............................................          131.4        125.7          5.7         4.5
Amortization..............................................          127.7        124.3          3.4         2.7
                                                                ---------     --------
Operating income..........................................          143.4        117.4         26.0        22.1
                                                                ---------     --------
Interest expense..........................................          144.3        145.6         (1.3)       (0.1)
Investment income.........................................           (0.1)       (81.4)       (81.3)      (99.9)
Equity in net losses of affiliates........................          107.3         61.1         46.2        75.6
Other.....................................................           (1.0)        (4.5)        (3.5)      (77.8)
Income tax (benefit) expense..............................           (0.3)        27.0        (27.3)         NM
Minority interest.........................................          (22.0)       (15.8)         6.2        39.2
Extraordinary items.......................................                       (22.8)       (22.8)         NM
                                                                ---------     --------
Net loss..................................................         ($84.8)      ($37.4)       $47.4          NM
                                                                =========     ========

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

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 1998

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

Operating Results by Business Segment

Domestic Cable Communications

The following table sets forth the operating results for the Company's domestic cable communications segment (dollars in millions):

                                                       Six Months Ended
                                                            June 30,                           Increase
                                                      1998             1997               $                 %
Service income...................................   $1,109.5         $1,021.9            $87.6             8.6%
Operating, selling, general and
     administrative expenses.....................      584.2            545.2             39.0             7.2
                                                    --------         --------            -----
Operating income before depreciation
     and amortization (a)........................     $525.3           $476.7            $48.6            10.2%
                                                    ========         ========            =====

                                                       Three Months Ended
                                                            June 30,                           Increase
                                                      1998             1997               $                 %
Service income...................................     $568.3           $520.8            $47.5             9.1%
Operating, selling, general and
     administrative expenses.....................      292.4            274.4             18.0             6.6
                                                    --------         --------            -----
Operating income before depreciation
     and amortization (a)........................     $275.9           $246.4            $29.5            12.0%
                                                    ========         ========            =====

---------------
(a) See footnote (1) on page 15.

Of the respective $87.6 million and $47.5 million increases in service income for the six and three month periods from 1997 to 1998, $9.9 million is attributable to the effects of the acquisitions of cable communications systems, $17.1 million and $8.6 million are attributable to subscriber growth, $50.2 million and $25.9 million relate to changes in rates, $9.3 million and $5.4 million are attributable to growth in cable advertising sales and the remaining changes relate to other product offerings.

Of the respective $39.0 million and $18.0 million increases in operating, selling, general and administrative expenses for the six and three months period from 1997 to 1998, $5.4 million is attributable to the effects of the acquisitions of cable communications systems, $22.4 million and $9.2 million are attributable to increases in the costs of cable programming as a result of changes in rates, subscriber growth and additional channel offerings, $3.6 million and $1.6 million are attributable to growth in advertising sales and $7.6 million and $1.8 million result from increases in the cost of labor, other volume related expenses and costs associated with new product offerings. It is anticipated that the Company's cost of cable programming will increase in the future as cable programming rates increase and additional sources of cable programming become available.

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 1998


Electronic Retailing

The following table sets forth the operating results for the Company's electronic retailing segment, consisting of the operations of QVC, Inc. and its subsidiaries ("QVC"), a majority owned and controlled subsidiary of the Company (dollars in millions):

                                                       Six Months Ended
                                                            June 30,                           Increase
                                                      1998             1997               $                 %
Net sales from electronic retailing..............   $1,074.6           $947.4            $127.2           13.4%
Cost of goods sold from electronic retailing.....      652.4            571.8              80.6           14.1
Operating, selling, general and administrative
     expenses....................................      234.4            221.0              13.4            6.1
                                                    --------           ------            ------
Operating income before depreciation
     and amortization (a)........................     $187.8           $154.6             $33.2           21.5%
                                                    ========           ======            ======

Gross margin.....................................       39.3%            39.6%
                                                    ========           ======

                                                       Three Months Ended
                                                            June 30,                           Increase
                                                      1998             1997               $                 %
Net sales from electronic retailing..............     $530.0           $467.7             $62.3           13.3%
Cost of goods sold from electronic retailing.....      320.0            279.0              41.0           14.7
Operating, selling, general and administrative
     expenses....................................      117.3            113.2               4.1            3.6
                                                    --------           ------            ------
Operating income before depreciation
     and amortization (a)........................      $92.7            $75.5             $17.2           22.8%
                                                    ========           ======            ======

Gross margin.....................................       39.6%            40.3%
                                                    ========           ======

---------------
(a) See footnote (1) on page 15.

The respective increases in net sales from electronic retailing of $127.2 million and $62.3 million for the six and three month periods from 1997 to 1998 are primarily attributable to the effects of 7.2% and 6.8% increases in the average number of homes receiving QVC services in the United States ("US") and increases in net sales to existing subscribers in the United Kingdom ("UK"), and to a lesser extent 13.3% and 13.0% increases in the average number of homes receiving QVC services in the UK.

The increases in cost of goods sold from electronic retailing are primarily related to the growth in net sales.

Of the $13.4 million increase in operating, selling, general and administrative expenses for the six month period from 1997 to 1998, $12.1 million is attributable to higher variable costs associated with the increase in sales volume. The remaining increase is attributable to personnel and facilities based costs associated with Studio Park, QVC's new production, studio and administrative facility which was opened in the third quarter of 1997 and expansion in the UK and Germany, partially offset by savings in marketing and promotional costs in the US. Of the $4.1 million increase in operating, selling, general and administrative expenses for the three month period from 1997 to 1998, $5.8 million is attributable to higher variable costs associated with the increase in sales volume. The remaining decrease is primarily attributable to reduced marketing and promotional costs in the US.

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 1998

Cellular Communications

The following table sets forth the operating results for the Company's cellular communications segment (dollars in millions):

                                                        Six Months Ended
                                                            June 30,                           Increase
                                                      1998             1997               $               %
Service income...................................     $221.3           $220.3            $1.0           0.5%
Operating, selling, general and administrative
     expenses....................................      132.6            131.7             0.9           0.7
                                                      ------           ------           -----
Operating income before depreciation
     and amortization (a)........................      $88.7            $88.6            $0.1           0.1%
                                                      ======           ======           =====

                                                       Three Months Ended
                                                            June 30,                      Increase/(Decrease)
                                                      1998             1997               $               %
Service income...................................     $115.9           $116.2           ($0.3)         (0.3%)
Operating, selling, general and administrative
     expenses....................................       66.7             65.3             1.4           2.1
                                                      ------           ------           -----
Operating income before depreciation
     and amortization (a)........................      $49.2            $50.9           ($1.7)         (3.3%)
                                                      ======           ======           =====

---------------
(a) See footnote (1) on page 15.

Service income was flat for the six and three month periods from 1997 to 1998, as subscriber growth was offset, in part, by the effects of increased use of promotional and free minute plans offered to subscribers. These plans generally have higher access fees and increase the minutes of use per subscriber while lowering the average rate per minute of use.

Operating, selling, general and administrative expenses were flat for the six and three month periods from 1997 to 1998 as a result of improved bad debt experience due to stronger credit procedures offset, in part, by an increase in commission costs associated with more gross sales in 1998.

Consolidated Analysis

The respective $47.3 million and $5.7 million increases in depreciation expense for the six and three month periods from 1997 to 1998 are primarily attributable to the effects of capital expenditures, increased losses on asset disposals in connection with the Company's domestic cable communications rebuild activities, the consolidation of Comcast- Spectacor and the acquisition of cable communications systems.

The respective $16.7 million and $3.4 million increases in amortization expense for the six and three month periods from 1997 to 1998 are primarily attributable to the effects of the consolidation of Comcast-Spectacor.

The $13.0 million increase in interest expense for the six month period from 1997 to 1998 is attributable to the effects of capitalized interest associated with the Company's investment in Sprint PCS during the six months ended June 30, 1997, the consolidation of Comcast-Spectacor, the E! Acquisition and an increase in the Company's effective weighted average interest rate, offset, in part, by lower levels of debt outstanding. The Company anticipates that, for the foreseeable future, interest expense will be a significant cost to the Company and will have a significant adverse effect on the Company's ability to realize net earnings. The Company believes it will continue to be able to meet its obligations through its ability both to generate operating income before depreciation and amortization and to obtain external financing.

In March 1998, the Company sold call options relating to its unrestricted equity investments in Tele-Communications, Inc. ("TCI"), TCI Ventures Group, Inc. and Liberty Media Group common stock (together, the "TCI Stock") for $20.7 million. Such call options expire between March and September 1999. During the six and three months ended June 30, 1998, the Company recorded pre-tax investment expense of $40.2 million and $25.6 million, respectively, related to the increase in the value of the call options. In addition, as of June 30, 1998, the Company recorded net unrealized gains of $53.1 million and $25.5 million related to the TCI Stock, net of deferred income tax expense of $28.6 million and $13.7

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 1998


million, to its condensed consolidated balance sheet, representing the increase in fair value of the TCI Stock during the six and three months ended June 30, 1998, respectively. In April 1998, the Company received $74.7 million (repayment of indebtedness) and a 9.5% common equity interest in New Primestar in exchange for the Company's direct broadcast satellite operations and its 10.4% equity interest in PRIMESTAR Partners L.P. ("Primestar"). During the three months ended June 30, 1998, the Company recognized a pre-tax gain of $9.9 million on the exchange.

During the first quarter of 1997 the Company received 2.76 million shares of Teleport Communications Group, Inc. ("TCGI") Class A Stock from TCGI in exchange for the Company's shares of an alternate access provider. In May 1997, the Company sold all of its shares of TCGI Class A Stock for $68.9 million and recognized a pre-tax gain of $68.9 million. In February 1997, the Company sold options to acquire 25.0 million shares of Nextel Communications, Inc. ("Nextel") common stock to Nextel for $25.0 million and recognized a pre-tax gain of $5.0 million. In January 1997, the Company sold 1.27 million shares of Time Warner, Inc. ("Time Warner") common stock, representing the Company's entire interest in Time Warner, for $48.6 million and recognized a pre-tax loss of $3.8 million.

The $105.8 million and $46.2 million increases in equity in net losses of affiliates for the six and three month periods from 1997 to 1998 are primarily due to the effects of increased losses incurred by Sprint PCS. Based on Sprint PCS' current operations and business plan, the Company anticipates that its proportionate share of Sprint PCS' losses will be significant in future periods (see Note 4 to the Company's condensed consolidated financial statements included in Item 1). As a result of the E! Acquisition, the Company recorded a charge representing the cumulative amount that would have been recorded had the Company accounted for its investment in E! Entertainment under the equity method since the date of initial investment (the "Cumulative Charge"). Since the Company's proportionate share of E! Entertainment's cumulative losses was in excess of the Company's historical cost basis in E! Entertainment and as the
Company was under no contractual obligation to fund the losses of E! Entertainment, the Cumulative Charge was limited to the Company's historical cost basis of $12.1 million. Such amount is included in equity in net losses of affiliates in the Company's condensed consolidated statement of operations and accumulated deficit for the six and three months ended June 30, 1997.

In November 1997, TCGI filed a registration statement with the Securities and Exchange Commission to sell 7.3 million shares of TCGI Class A Stock (the "TCGI Offering"). As a result of the TCGI Offering, the Company recognized a $59.6 million increase in its proportionate share of TCGI's net assets as a gain from equity offering of affiliate. Such pre-tax gain is included in the Company's condensed consolidated statement of operations and accumulated deficit for the six months ended June 30, 1998 as the Company records its proportionate share of TCGI's net losses one quarter in arrears.

The fluctuations in other (income) expense for the six and three month periods from 1997 to 1998 are primarily attributable to the effects of fluctuations in the foreign currency exchange rate.

The $36.6 million and $27.3 million decreases in income tax expense for the six and three month periods from 1997 to 1998 are primarily a result of the effects of the increase in the Company's loss before income tax expense and minority interest and decreases in non-deductible foreign losses and non-deductible equity in net losses of affiliates.

The $6.2 million increase in minority interest for the three month period from 1997 to 1998 is primarily attributable to the effects of changes in the net income (loss) of Comcast UK Cable and QVC, the consolidation of Comcast-Spectacor and the E! Acquisition.

In connection with the refinancing of certain subsidiaries' indebtedness and the redemption of debt, the Company expensed unamortized debt acquisition costs and incurred debt extinguishment costs of $35.1 million, resulting in an extraordinary loss, net of tax, of $22.8 million or $0.07 per common share during the six and three months ended June 30, 1997.

For the six and three months ended June 30, 1998 and 1997, the Company's earnings (net loss plus income tax expense (benefit), equity in net losses of affiliates, fixed charges (interest expense)) were $365.5 million, $364.5 million, $166.5 million and $214.1 million, respectively. Such earnings were adequate to cover the Company's fixed charges (including interest capitalized of $18.0 million and $9.4 million for the six and three months ended June 30, 1997) of $291.9 million, $296.9 million, $144.3 million and $155.0 million for the six and three months ended June 30, 1998 and 1997,

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 1998


respectively. Fixed charges include non-cash interest expense, net of interest capitalized, of $26.1 million, $28.9 million, $11.6 million and $11.9 million for the six and three months ended June 30, 1998 and 1997, respectively.

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

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 1998


PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

     The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial position, results of operations or liquidity of the Company.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At the Annual Meeting on June 17, 1998, the shareholders approved the following proposals:

     To elect ten directors to serve for the ensuing year and until their respective successors shall have been duly elected and qualified.

          Director                    Class of Stock                      For                  Withheld
     Ralph J. Roberts                     Class A                      29,109,733                67,115
                                          Class B                     131,793,750

     Julian A. Brodsky                    Class A                      29,110,945                65,903
                                          Class B                     131,793,750

     Brian L. Roberts                     Class A                      29,110,484                66,364
                                          Class B                     131,793,750

     Daniel Aaron                         Class A                      28,399,848               777,000
                                          Class B                     131,793,750

     Gustave G. Amsterdam                 Class A                      29,119,242                57,606
                                          Class B                     131,793,750

     Sheldon M. Bonovitz                  Class A                      28,399,229               777,619
                                          Class B                     131,793,750

     Joseph L. Castle II                  Class A                      29,123,323                53,525
                                          Class B                     131,793,750

     Bernard C. Watson                    Class A                      29,119,257                57,591
                                          Class B                     131,793,750

     Irving A. Wechsler                   Class A                      29,118,578                58,270
                                          Class B                     131,793,750

     Anne Wexler                          Class A                      28,397,716               779,132
                                          Class B                     131,793,750

     To ratify the appointment of Deloitte & Touche LLP as the Company's independent auditors for the 1998 fiscal year.

      Class of Stock               For               Against          Abstain
         Class A                29,105,521           21,817            49,510
         Class B               131,793,750

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits required to be filed by Item 601 of Regulation S-K:

          10.1 Restructuring and Merger Agreement dated as of May 26, 1998 among Sprint Corporation, TeleCommunications, Inc., Comcast Corporation, Cox Communications, Inc. and the entities listed therein (incorporated by reference to Exhibit No. 2 to the Sprint Corporation Current Report on Form 8-K filed on June 2, 1998).

          27.1      Financial Data Schedule.

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 1998


     (b)  Reports on Form 8-K:

          (i) Comcast Corporation filed a Current Report on Form 8-K under Item 5 on May 28, 1998 relating to its announcement to, among other things, purchase from BCI Telecom Holding, Inc. ("BTH") 6.4 million Class A common shares in Jones Intercable, Inc., as well as a 49% interest in the BTH subsidiaries, which will continue to own BTH's investment in another 6.4 million shares of Jones Intercable, Inc. Class A common stock, and a control option to acquire approximately 2.9 million shares.

          (ii) Comcast Corporation filed a Current Report on Form 8-K under Item 5 on June 9, 1998 relating to the Restructuring Agreement between Sprint Corporation, Comcast Corporation, Tele-Communications, Inc. and Cox Communications, Inc.

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 1998

                                    SIGNATURE

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   COMCAST CORPORATION
                                   --------------------------------------------






                                   /S/ LAWRENCE S. SMITH
                                   --------------------------------------------
                                   Lawrence S. Smith
                                   Executive Vice President
                                   (Principal Accounting Officer)



Date: August 14, 1998