Form 10-Q
period 1998-09-30
COMCAST CORP
filed 1998-11-16
CIK 22301

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)
(X) Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended:
                               SEPTEMBER 30, 1998
                                       OR

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

As of September 30, 1998, there were 328,571,932 shares of Class A Special Common Stock, 31,771,319 shares of Class A Common Stock and 8,786,250 shares of Class B Common Stock outstanding.

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 1998

                                TABLE OF CONTENTS


                                                                           Page
                                                                          Number

PART I.   FINANCIAL INFORMATION

          Item 1.   Financial Statements

                    Condensed Consolidated Balance
                    Sheet as of September 30, 1998 and December 31,
                    1997 (Unaudited).....................................      2

                    Condensed Consolidated Statement of
                    Operations and Accumulated Deficit for
                    the Nine and Three Months Ended September 30,
                    1998 and 1997 (Unaudited)............................      3

                    Condensed Consolidated Statement of Cash
                    Flows for the Nine Months Ended September 30,
                    1998 and 1997 (Unaudited)............................      4

                    Notes to Condensed Consolidated
                    Financial Statements (Unaudited)..................... 5 - 13

          Item 2.   Management's Discussion and Analysis
                    of Financial Condition and Results of
                    Operations.......................................... 14 - 22

PART II.  OTHER INFORMATION

          Item 1.   Legal Proceedings...................................      23

          Item 6.   Exhibits and Reports on Form 8-K....................      23

          SIGNATURE.....................................................      24

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

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 1998

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

                                                                                  (Dollars in millions, except share data)
                                                                                       September 30,     December 31,
                                                                                            1998             1997
ASSETS
CURRENT ASSETS
   Cash and cash equivalents....................................................           $435.0            $413.7
   Short-term investments.......................................................             38.7             163.9
   Investments, available for sale..............................................          1,663.8
   Accounts receivable, less allowance for doubtful
     accounts of $119.0 and $115.0..............................................            502.7             498.8
   Inventories, net.............................................................            368.2             324.0
   Other current assets.........................................................            191.1             159.1
                                                                                        ---------         ---------
       Total current assets.....................................................          3,199.5           1,559.5
                                                                                        ---------         ---------
INVESTMENTS, principally in affiliates..........................................            764.6           1,264.3
                                                                                        ---------         ---------
PROPERTY AND EQUIPMENT..........................................................          4,973.1           4,285.4
   Accumulated depreciation.....................................................         (1,664.4)         (1,388.5)
                                                                                        ---------         ---------
   Property and equipment, net..................................................          3,308.7           2,896.9
                                                                                        ---------         ---------
DEFERRED CHARGES................................................................          9,529.2           9,213.3
   Accumulated amortization.....................................................         (2,436.4)         (2,129.8)
                                                                                        ---------         ---------
   Deferred charges, net........................................................          7,092.8           7,083.5
                                                                                        ---------         ---------
                                                                                        $14,365.6         $12,804.2
                                                                                        =========         =========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts payable and accrued expenses........................................         $1,418.5          $1,195.5
   Accrued interest.............................................................            152.6              89.6
   Current portion of long-term debt............................................            106.4             132.7
                                                                                        ---------         ---------
       Total current liabilities................................................          1,677.5           1,417.8
                                                                                        ---------         ---------
LONG-TERM DEBT, less current portion............................................          6,597.4           6,558.6
                                                                                        ---------         ---------
DEFERRED INCOME TAXES...........................................................          2,301.6           2,112.2
                                                                                        ---------         ---------
MINORITY INTEREST AND OTHER.....................................................          1,026.5           1,037.7
                                                                                        ---------         ---------
COMMITMENTS AND CONTINGENCIES

COMMON EQUITY PUT OPTIONS.......................................................            111.2              31.4
                                                                                        ---------         ---------
STOCKHOLDERS' EQUITY
   Preferred stock - authorized, 20,000,000 shares; 5% series A convertible,
     no par value, issued, 6,370 at redemption value............................             31.9              31.9
     5.25% series B mandatorily redeemable convertible, $1,000 par value,
     issued, 533,685 and 513,211 at redemption value............................            533.7             513.2
   Class A special common stock, $1 par value - authorized,
     500,000,000 shares; issued, 328,571,932 and 317,025,969....................            328.6             317.0
   Class A common stock, $1 par value - authorized,
     200,000,000 shares; issued, 31,771,319 and 31,793,487 .....................             31.8              31.8
   Class B common stock, $1 par value - authorized,
     50,000,000 shares; issued, 8,786,250 ......................................              8.8               8.8
   Additional capital...........................................................          3,287.0           3,030.6
   Accumulated deficit..........................................................         (1,898.7)         (2,415.9)
   Unrealized gains on marketable securities....................................            337.3             140.7
   Cumulative translation adjustments...........................................             (9.0)            (11.6)
                                                                                        ---------         ---------
       Total stockholders' equity...............................................          2,651.4           1,646.5
                                                                                        ---------         ---------
                                                                                        $14,365.6         $12,804.2
                                                                                        =========         =========

See notes to condensed consolidated financial statements.

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 1998
     CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND ACCUMULATED DEFICIT
                                   (Unaudited)

                                                                        (Amounts in millions, except per share data)
                                                                        Nine Months Ended          Three Months Ended
                                                                          September 30,               September 30,
                                                                        1998        1997           1998         1997
REVENUES
   Service income.............................................        2,387.9     $2,081.5         781.0       $713.6
   Net sales from electronic retailing........................        1,648.5      1,438.0         573.9        490.6
                                                                    ---------    ---------     ---------    ---------
                                                                      4,036.4      3,519.5       1,354.9      1,204.2
                                                                    ---------    ---------     ---------    ---------
COSTS AND EXPENSES
   Operating..................................................        1,077.2        925.5         336.9        314.0
   Cost of goods sold from electronic retailing...............          997.6        869.9         345.2        298.1
   Selling, general and administrative........................          750.1        658.0         252.1        227.1
   Depreciation...............................................          407.3        341.7         138.5        120.2
   Amortization...............................................          390.1        362.0         132.5        121.1
                                                                    ---------    ---------     ---------    ---------
                                                                      3,622.3      3,157.1       1,205.2      1,080.5
                                                                    ---------    ---------     ---------    ---------
OPERATING INCOME..............................................          414.1        362.4         149.7        123.7
OTHER (INCOME) EXPENSE
   Interest expense...........................................          437.3        422.8         145.4        143.9
   Investment income..........................................       (1,022.0)      (138.1)     (1,023.2)       (44.5)
   Equity in net losses of affiliates.........................          345.3        217.1         108.3         85.9
   Gain from equity offering of affiliate.....................         (157.8)                     (98.2)
   Other......................................................           (7.0)        13.4          (3.5)         9.0
                                                                    ---------    ---------     ---------    ---------
                                                                       (404.2)       515.2        (871.2)       194.3
                                                                    ---------    ---------     ---------    ---------
INCOME (LOSS) BEFORE INCOME TAX EXPENSE, MINORITY
   INTEREST AND EXTRAORDINARY ITEMS...........................          818.3       (152.8)      1,020.9        (70.6)
INCOME TAX EXPENSE............................................          309.3         45.4         309.0          8.5
                                                                    ---------    ---------     ---------    ---------
INCOME (LOSS) BEFORE MINORITY INTEREST AND
   EXTRAORDINARY ITEMS........................................          509.0       (198.2)        711.9        (79.1)
MINORITY INTEREST.............................................          (44.3)       (66.8)         (5.1)       (27.0)
                                                                    ---------    ---------     ---------    ---------
INCOME (LOSS) BEFORE EXTRAORDINARY ITEMS......................          553.3       (131.4)        717.0        (52.1)
EXTRAORDINARY ITEMS...........................................           (3.0)       (25.9)         (3.0)        (3.1)
                                                                    ---------    ---------     ---------    ---------
NET INCOME (LOSS).............................................          550.3       (157.3)        714.0        (55.2)
PREFERRED DIVIDENDS...........................................          (21.7)        (7.8)         (7.4)        (7.0)
                                                                    ---------    ---------     ---------    ---------
NET INCOME (LOSS) FOR COMMON STOCKHOLDERS.....................         $528.6      ($165.1)       $706.6       ($62.2)
                                                                    =========    =========     =========    =========
ACCUMULATED DEFICIT
   Beginning of period .......................................      ($2,415.9)   ($2,127.1)    ($2,596.7)   ($2,262.6)
   Net income (loss)..........................................          550.3       (157.3)        714.0        (55.2)
   Common dividends - $.070, $.070, $.0233 and $.0233 per share         (25.8)       (24.0)         (8.7)        (8.3)
   Retirement of common stock.................................           (7.3)       (17.7)         (7.3)
                                                                    ---------    ---------     ---------    ---------
   End of period..............................................      ($1,898.7)   ($2,326.1)    ($1,898.7)   ($2,326.1)
                                                                    =========    =========     =========    =========
BASIC EARNINGS (LOSS) FOR COMMON STOCKHOLDERS
   PER COMMON SHARE
   Income (loss) before extraordinary items...................          $1.46        ($.42)        $1.92        ($.17)
   Extraordinary items........................................           (.01)        (.08)         (.01)        (.01)
                                                                    ---------    ---------     ---------    ---------
        Net income (loss).....................................          $1.45        ($.50)        $1.91        ($.18)
                                                                    =========    =========     =========    =========
BASIC WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES  OUTSTANDING.................................          365.5        333.2         369.3        348.9
                                                                    =========    =========     =========    =========
DILUTED EARNINGS (LOSS) FOR COMMON STOCKHOLDERS
   PER COMMON SHARE
   Income (loss) before extraordinary items...................          $1.33        ($.42)        $1.76        ($.17)
   Extraordinary items........................................           (.01)        (.08)         (.01)        (.01)
                                                                    ---------    ---------     ---------    ---------
        Net income (loss).....................................          $1.32        ($.50)        $1.75        ($.18)
                                                                    =========    =========     =========    =========
DILUTED WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES  OUTSTANDING.................................          402.1        333.2         404.3        348.9
                                                                    =========    =========     =========    =========

See notes to condensed consolidated financial statements.

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 1998
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                                             (Dollars in millions)
                                                                                        Nine Months Ended September 30,
                                                                                            1998              1997
OPERATING ACTIVITIES
   Net income (loss)............................................................           $550.3           ($157.3)
   Adjustments to reconcile net income (loss) to net cash provided by operating activities:
     Depreciation...............................................................            407.3             341.7
     Amortization...............................................................            390.1             362.0
     Non-cash interest expense, net.............................................             30.5              39.4
     Equity in net losses of affiliates.........................................            345.3             217.1
     Gains on investments, net of losses........................................           (976.6)            (98.1)
     Gain from equity offering of affiliate.....................................           (157.8)
     Minority interest..........................................................            (44.3)            (66.8)
     Extraordinary items........................................................              3.0              25.9
     Deferred income taxes and other............................................            191.9             (22.4)
                                                                                          -------          --------
                                                                                            739.7             641.5

     Changes in working capital.................................................             78.9             100.6
                                                                                          -------          --------

           Net cash provided by operating activities............................            818.6             742.1
                                                                                          -------          --------

FINANCING ACTIVITIES
   Proceeds from borrowings.....................................................          1,058.3           2,968.3
   Retirement and repayment of debt.............................................           (922.5)         (3,518.4)
   Issuance of preferred stock..................................................                              500.0
   Issuances of common stock, net...............................................             23.8             499.5
   Issuances of common equity put options.......................................             11.4               2.4
   Repurchases of common stock..................................................             (9.5)            (36.0)
   Dividends....................................................................            (27.1)            (25.2)
   Deferred financing costs.....................................................             (4.8)            (43.8)
   Other........................................................................              4.6              (1.5)
                                                                                          -------          --------

           Net cash provided by financing activities............................            134.2             345.3
                                                                                          -------          --------

INVESTING ACTIVITIES
   Acquisitions, net of cash acquired...........................................           (269.4)           (136.1)
   Proceeds from sales of short-term investments, net...........................            125.2               2.4
   Investments, principally in affiliates.......................................           (137.6)           (180.3)
   Proceeds from sales of and distributions from investments,
      principally in affiliates ................................................              0.7             169.1
   Proceeds from sales of call options..........................................             20.7
   Proceeds from investees' repayments of loans.................................             74.7              25.2
   Capital expenditures.........................................................           (684.8)           (682.0)
   Additions to deferred charges................................................            (47.0)            (37.5)
   Other........................................................................            (14.0)             (5.9)
                                                                                          -------          --------

           Net cash used in investing activities................................           (931.5)           (845.1)
                                                                                          -------          --------

INCREASE IN CASH AND CASH EQUIVALENTS...........................................             21.3             242.3

CASH AND CASH EQUIVALENTS, beginning of period..................................            413.7             331.3
                                                                                          -------          --------

CASH AND CASH EQUIVALENTS, end of period........................................           $435.0            $573.6
                                                                                          =======          ========

See notes to condensed consolidated financial statements.

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 1998
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     Basis of Presentation
     The condensed consolidated balance sheet as of December 31, 1997 has been condensed from the audited consolidated balance sheet as of that date. The condensed consolidated balance sheet as of September 30, 1998, the condensed consolidated statement of operations and accumulated deficit for the nine and three months ended September 30, 1998 and 1997 and the condensed consolidated statement of cash flows for the nine months ended September 30, 1998 and 1997 have been prepared by Comcast Corporation (the "Company") and have not been audited by the Company's independent auditors. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of September 30, 1998 and for all periods presented have been made.

     Certain information and note disclosures normally included in the Company's annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1997 Annual Report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for the periods ended September 30, 1998 are not necessarily indicative of operating results for the full year.

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

     Comprehensive Income (Loss)
     In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." This statement, which establishes standards for reporting and disclosure of comprehensive income, is effective for interim and annual periods beginning after December 15, 1997. The Company adopted SFAS No. 130 effective January 1, 1998. Total comprehensive income (loss) for the nine and three months ended September 30, 1998 and 1997 was $749.5 million, ($62.2) million, $760.0 million and $36.2 million, respectively. Total comprehensive income (loss) includes net income (loss), unrealized gains (losses) on marketable securities and foreign currency translation gains (losses) for the periods presented.

     Earnings (Loss) for Common Stockholders Per Common Share
     Earnings (loss) for common stockholders per common share is computed by dividing net income (loss), after deduction of preferred stock dividends, by the weighted average number of common shares outstanding during the period on a basic and diluted basis.

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 1998
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

     The following table reconciles the numerator and denominator of the computations of diluted earnings (loss) per common share for common stockholders ("Diluted EPS") for the nine and three months ended September 30, 1998 and 1997, respectively.

                                                                        (Amounts in millions, except per share data)
                                                                        Nine Months Ended         Three Months Ended
                                                                          September 30,              September 30,
                                                                        1998         1997          1998         1997

   Net income (loss) for common stockholders.....................      $528.6      ($165.1)       $706.6       ($62.2)

   Dilutive securities effect on net income (loss) for common
     stockholders................................................         1.0
                                                                       ------      -------        ------       ------

   Net income (loss) for common stockholders used for
     Diluted EPS.................................................      $529.6      ($165.1)       $706.6       ($62.2)
                                                                       ======      =======        ======       ======

   Weighted average number of common shares outstanding..........       365.5        333.2         369.3        348.9

   Dilutive securities:
        1 1/8% discount convertible subordinated debentures,
          redeemed March 1998....................................         3.4
        Series A and B convertible preferred stock...............        22.6                       22.6
        Stock option and restricted stock plans..................        10.6                       12.4
                                                                       ------      -------        ------       ------

   Diluted weighted average number of common shares
     outstanding.................................................       402.1        333.2         404.3        348.9
                                                                       ======      =======        ======       ======

   Diluted earnings (loss) for common stockholders per common share     $1.32        ($.50)        $1.75        ($.18)
                                                                       ======      =======        ======       ======

     Put options sold by the Company on 2.75 million shares of its Class A Special Common stock (see Note 6) were outstanding during the three months ended September 30, 1998 but were not included in the computation of Diluted EPS as the options' exercise price was less than the average market price of the Company's Class A Special Common Stock during the period.

     For the nine and three months ended September 30, 1997, the Company's potential common shares of 61.2 million shares have an antidilutive effect on loss for common stockholders per common share for the periods and, therefore, have not been used in determining the total weighted average number of common shares outstanding.

     Reclassifications
     Certain reclassifications have been made to the prior year condensed consolidated financial statements to conform to those classifications used in 1998.

3.   SIGNIFICANT EVENTS

     Sale of Comcast UK Cable
     In February 1998, Comcast UK Cable Partners Limited ("Comcast UK Cable"), a consolidated subsidiary of the Company, entered into a definitive agreement to be acquired (the "NTL Transaction") by NTL Incorporated ("NTL"), an alternative telecommunications company in the United Kingdom ("UK"). The Company received 4.8 million shares of NTL common stock in exchange for all of the shares of Comcast UK Cable held by the Company upon closing of the NTL Transaction on October 29, 1998. Certain conditions agreed to in the NTL Transaction restrict the Company's ability to sell the NTL common stock to be received for a period of 150 days after the closing of the NTL Transaction. The Company's investment in NTL common stock had a fair value, prior to consideration of the restrictions on the NTL common stock, of approximately $225.4 million, based on the quoted market price of $46.75 per share of NTL common stock as of October 29, 1998. As of September 30, 1998 and for the nine months then ended, the assets and revenues of Comcast UK Cable totaled $866.0 million and $93.7 million, respectively.

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 1998
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

     AT&T Acquisition of TCGI
     In January 1998, AT&T Corp. ("AT&T") entered into a definitive merger agreement with Teleport Communications Group, Inc. ("TCGI"). Upon closing of the merger (the "AT&T Transaction") on July 23, 1998, the Company received 24.2 million shares of unregistered AT&T common stock in exchange (the "Exchange") for the 25.6 million shares of TCGI Class B Common Stock held by the Company (see Note 4). As a result of the Exchange, the Company recognized a pre-tax gain of $1.092 billion during the nine and three months ended September 30, 1998, representing the difference between the fair value of the AT&T stock received and the Company's basis in TCGI. Such gain is included in investment income in the Company's condensed consolidated statement of operations and accumulated deficit. The Company has registration rights, subject to customary restrictions, which allow the Company to effect a registration of the AT&T shares received. As of September 30, 1998, the Company has recorded its investment in AT&T, classified as available for sale, at its estimated fair value.

     Acquisition of Jones Intercable
     In May 1998, the Company agreed to purchase from BCI Telecom Holding ("BTH") 6.4 million Class A Common Shares in Jones Intercable, Inc. ("Jones Intercable"), and a 49% interest in the BTH subsidiaries which were to continue to own BTH's remaining 6.4 million shares of Jones Intercable Class A Common Stock. At the same time, the Company agreed to acquire approximately 2.9 million shares of Common Stock of Jones Intercable (the "Control Shares"), if and when acquired by BTH from affiliates of Jones Intercable's controlling shareholder under an existing option (the "Control Option") to acquire such shares (which absent extraordinary circumstances would not have been exercisable until December 2001). The Company was to purchase the remaining 51% of the BTH subsidiaries when the Control Shares were acquired. The Company, BTH, Jones Intercable and Jones Intercable's controlling shareholder agreed in August 1998 to accelerate the Control Option to permit its early exercise and the early closing of the transactions with BTH. At closing (expected to occur in the first quarter of 1999, subject to the receipt of required regulatory approvals), the Company will pay BTH a total of $500 million in cash to acquire the 12.8 million shares of Jones Intercable Class A Common Stock and $200 million in cash to acquire the Control Shares. After closing, the Company will control approximately 37% of the economic and 47% of the voting interest in Jones Intercable. In addition, the Control Shares will represent shares having the right to elect approximately 75% of the Board of Directors of Jones Intercable. The transaction will be funded either with new borrowings, with available borrowings under existing lines of credit or by other means.
     Jones Intercable, a public company, owns or manages cable operations serving approximately 1.0 million customers.

4.   INVESTMENTS

                                                                             September 30,     December 31,
                                                                                 1998              1997
                                                                                  (Dollars in millions)
           Equity method..........................................               $387.0            $867.6
           Fair value method......................................              1,984.6             346.5
           Cost method............................................                 56.8              50.2
                                                                               --------          --------
                  Total investments...............................              2,428.4           1,264.3
           Less current investments, available for sale...........              1,663.8
                                                                               --------          --------
           Investments, principally in affiliates.................               $764.6          $1,264.3
                                                                               ========          ========

     Equity Method
     The Company records its proportionate interests in the net income (loss) of substantially all of its investees, other than the UK Investees (see below), three months in arrears. The Company holds interests representing less than 20% of the total outstanding ownership interests in certain of its equity method investees. The equity method of accounting is utilized for these investments based on the type of investment (e.g. general partnership interest), board representation, participation in a controlling investor group, significant shareholder rights or a combination of these and other factors. The Company's recorded investments exceed its proportionate interests in the book value of the investees' net assets by $141.2 million as of September 30, 1998 (primarily related to the Company's investments in The Golf Channel and Sprint PCS (see below)). Such excess is being amortized to equity in net income or loss, primarily over a period of twenty years, which is consistent with the estimated lives of the underlying assets. The

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 1998
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

     original cost of investments accounted for under the equity method totaled $1.179 billion and $1.454 billion as of September 30, 1998 and December 31, 1997, respectively.

     Summarized financial information for the Company's equity method investees is presented below (dollars in millions):

                                                                    Sprint                  UK
                                                                      PCS        TCGI    Investees     Other   Combined
Nine Months Ended September 30, 1998:

   Combined Results of Operations
     Revenues, net............................................       $477.3     $605.8     $176.5     $584.1   $1,843.7
     Operating, selling, general and
       administrative expenses................................      1,300.0      558.7      136.0      613.5    2,608.2
     Depreciation and amortization............................        389.8      163.4       61.9       55.1      670.2
     Operating loss...........................................     (1,212.5)    (116.3)     (21.4)     (84.5)  (1,434.7)
     Net loss (a).............................................     (1,600.2)    (190.6)     (70.6)    (123.2)  (1,984.6)

   Company's Equity in Net Loss
     Equity in current period net loss........................      ($240.0)    ($27.2)    ($25.9)    ($47.1)   ($340.2)
     Amortization expense.....................................         (2.3)                 (0.5)      (2.3)      (5.1)
                                                                   --------     ------      -----     ------   --------
       Total equity in net loss...............................      ($242.3)    ($27.2)    ($26.4)    ($49.4)   ($345.3)
                                                                    =======     ======     ======     ======    =======

Three Months Ended September 30, 1998:

   Combined Results of Operations
     Revenues, net............................................       $192.3     $295.3      $60.4      $48.8     $596.8
     Operating, selling, general and
       administrative expenses................................        428.5      257.4       45.8       37.2      768.9
     Depreciation and amortization............................        151.4       66.3       21.1       11.6      250.4
     Operating loss...........................................       (387.6)     (28.4)      (6.5)               (422.5)
     Net loss (a).............................................       (542.2)     (55.9)     (20.0)      (9.3)    (627.4)

   Company's Equity in Net Loss
     Equity in current period net loss........................       ($81.3)     ($7.5)     ($7.7)     ($9.8)   ($106.3)
     Amortization expense.....................................         (0.8)                 (0.2)      (1.0)      (2.0)
                                                                   --------     ------      -----     ------   --------
       Total equity in net loss...............................       ($82.1)     ($7.5)     ($7.9)    ($10.8)   ($108.3)
                                                                    =======     ======     ======     ======    =======

Combined Financial Position

As of September 30, 1998:
     Current assets...........................................       $431.6     $476.7      $40.2      $57.9   $1,006.4
     Noncurrent assets........................................      6,244.0    3,056.1      739.8      318.0   10,357.9
     Current liabilities......................................        610.5      572.6       79.0       44.3    1,306.4
     Noncurrent liabilities...................................      5,083.4    1,183.6      650.9      441.3    7,359.2

------------
(a)  See footnote (1) on page 9.

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 1998
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

                                                                    Sprint                  UK
                                                                      PCS       TCGI     Investees    Other    Combined

Nine Months Ended September 30, 1997:

   Combined Results of Operations
     Revenues, net............................................        $39.0     $300.0     $143.3     $672.1   $1,154.4
     Operating, selling, general and
       administrative expenses................................        588.2      278.9      125.4      708.4    1,700.9
     Depreciation and amortization............................        110.1       93.4       52.5       81.7      337.7
     Operating loss...........................................       (659.3)     (72.3)     (34.6)    (118.0)    (884.2)
     Net loss (1).............................................       (730.2)    (139.1)     (66.2)    (159.7)  (1,095.2)

   Company's Equity in Net Loss
     Equity in current period net loss (2)....................      ($109.5)    ($22.1)    ($25.1)    ($54.0)   ($210.7)
     Amortization expense.....................................         (0.8)      (0.3)      (0.4)      (4.9)      (6.4)
              --                                                    -------     ------     ------     ------   --------
       Total equity in net loss...............................      ($110.3)    ($22.4)    ($25.5)    ($58.9)   ($217.1)
                                                                    =======     ======     ======     ======   ========

Three Months Ended September 30, 1997:

   Combined Results of Operations
     Revenues, net............................................        $25.4     $115.8      $50.4     $229.8     $421.4
     Operating, selling, general and
       administrative expenses................................        236.7      107.0       43.2      255.4      642.3
     Depreciation and amortization............................         66.3       37.2       16.5       27.6      147.6
     Operating loss...........................................       (277.6)     (28.4)      (9.3)     (53.2)    (368.5)
     Net loss (1).............................................       (331.4)     (51.4)     (21.4)     (70.1)    (474.3)

   Company's Equity in Net Loss
     Equity in current period net loss........................       ($49.7)     ($7.9)     ($8.4)    ($17.7)    ($83.7)
     Amortization (expense) income............................         (0.7)       0.1       (0.1)      (1.5)      (2.2)
              --                                                    -------     ------     ------     ------   --------
       Total equity in net loss...............................       ($50.4)     ($7.8)     ($8.5)    ($19.2)    ($85.9)
                                                                    =======     ======     ======     ======   ========

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

     Sprint PCS. The Company, Tele-Communications, Inc. ("TCI"), Cox Communications, Inc. ("Cox," and together with the Company and TCI, the "Cable Partners") and Sprint Corporation ("Sprint," and together with the Cable Partners, the "Parents"), engage in the wireless communications business through a limited partnership known as "Sprint PCS." The Company made its initial investment in 1994 to acquire a general and limited partnership interest of 15% in Sprint PCS. As of September 30, 1998, the Company had contributed $669.5 million to Sprint PCS. No additional amounts are due with respect to the balance of the Company's original funding commitment to Sprint PCS.

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 1998
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

     In May 1998, the Parents announced an agreement (the "Restructuring Agreement") under which Sprint would assume total ownership and management control of Sprint PCS.

     At closing of the Restructuring Agreement, Sprint will issue a new class of Sprint stock (the "Sprint PCS Stock") to track the performance of Sprint's combined wireless operations. Initially, in exchange for its interests in Sprint PCS, the Company will receive an approximate 11.6% interest in the Sprint PCS Stock, consisting of approximately 47.2 million shares of Series 2 Sprint PCS common stock, approximately 2.2 million shares of Sprint PCS preferred stock (convertible on specified terms to Series 2 Sprint PCS common stock) and warrants to purchase approximately 3.0 million shares of Sprint PCS Stock. Under the Restructuring Agreement, Sprint will distribute its interest in the Sprint PCS Stock to its existing shareholders. The Restructuring Agreement also contemplates a subsequent initial public offering ("IPO") of the Sprint PCS Stock. The Cable Partners' interests in the Sprint PCS Stock would be reduced proportionately by the amount of ownership interests issued in connection with an IPO, and in connection with any purchases made at that time by two of Sprint's major shareholders under existing anti-dilution rights - France Telecom S.A. ("France Telecom") and Deutsche Telekom AG ("Deutsche Telekom").

     The Sprint PCS Stock will be divided into three categories: (i) Series 1 (one vote per share) to be held by the public, (ii) Series 2 (1/10 vote per share other than in class votes) to be held by the Cable Partners, and
     (iii) Series 3 (one vote per share) to be held by France Telecom and Deutsche Telekom. Under the terms of the Restructuring Agreement, the Cable Partners have registration rights, subject to customary restrictions, that, if used, would permit the monetization of their Sprint PCS holdings through equity offerings or derivatives. If the Series 2 shares are transferred by a Cable Partner, the transferred shares become full vote Series 1 shares.

     On September 25, 1998, Sprint Corporation filed a preliminary registration statement with the Securities and Exchange Commission (the "SEC") to register up to $604.0 million in an IPO of its Sprint PCS Stock. The timing of the public offering can not yet be determined.

     On November 13, 1998, the Sprint stockholders approved the Restructuring Agreement. The Restructuring Agreement is expected to close on November 23, 1998, subject to the receipt of necessary regulatory approvals.

     TCGI. In April 1998, in connection with an acquisition, TCGI issued 16.3 million shares of its Class A Common Stock (the "TCGI Acquisition"). In November 1997, TCGI filed a registration statement with the SEC to sell 7.3 million shares of TCGI Class A Common Stock (the "TCGI Offering"). As a result of the TCGI Acquisition and the TCGI Offering, the Company recognized a $157.8 million and $98.2 million increase in its proportionate share of TCGI's net assets as a gain from equity offering of affiliate for the nine and three months ended September 30, 1998, respectively. The Company records its proportionate share of TCGI's net assets one quarter in arrears.

     UK Investees. As of September 30, 1998, Comcast UK Cable (see Note 3) holds a 27.5% interest in Birmingham Cable Corporation Limited and a 50.0% interest in Cable London PLC.

     Comcast-Spectacor. Effective January 1, 1998, the Company's condensed consolidated financial statements include the accounts of Comcast Spectacor, L.P. ("Comcast-Spectacor"), an affiliate previously accounted for under the equity method, due to certain call rights held by the Company which became exercisable effective January 16, 1998.

     Other. The Company's other equity investees include investments in cable communications (including Garden State Cablevision L.P., a cable communications company serving more than 210,000 subscribers as of September 30, 1998 in the State of New Jersey), cellular/PCS telecommunications and content providers. The Company does not consider these other equity method investments to be individually significant to its consolidated financial position, results of operations or liquidity.

     Fair Value Method
     The Company holds unrestricted equity investments in certain publicly traded companies, with an historical cost (including a $1.092 billion pre-tax gain recognized during the third quarter of 1998 - see Note 3) of $1.466 billion and $130.0 million as of September 30, 1998 and December 31, 1997, respectively. The Company has recorded these investments, which are classified as available for sale, at their estimated fair values of $1.985 billion and

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 1998
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

     $346.5 million as of September 30, 1998 and December 31, 1997, respectively. The unrealized pre-tax gains as of September 30, 1998 and December 31, 1997 of $518.9 million and $216.5 million, respectively, have been reported in the Company's condensed consolidated balance sheet as a component of stockholders' equity, net of related deferred income tax expense of $181.6 million and $75.8 million, respectively.

     In March 1998, the Company sold call options relating to its unrestricted equity investments in TCI, TCI Ventures Group, Inc. and Liberty Media Group common stock (together, the "TCI Stock") for $20.7 million. Such call options expire between March and September 1999. During the nine and three months ended September 30, 1998, the Company recorded pre-tax investment (expense) income of ($32.1) million and $8.1 million, respectively, related to changes in the value of the call options.

     During the nine and three months ended September 30, 1998, the Company recorded a pre-tax loss of $91.2 million on certain of its investments based on a decline in value that is considered other than temporary. Such pre-tax loss is recorded in investment income in the Company's condensed consolidated statement of operations and accumulated deficit.

5.   LONG-TERM DEBT

     Debt Offering
     On November 10, 1998, the Company, through its wholly owned subsidiary, Comcast Cable Communications, Inc. ("Comcast Cable") announced that it has sold $800.0 million aggregate principal amount of 6.20% senior notes due 2008 in a public offering (the "Offering"). Interest on the notes will be payable semiannually on May 15 and November 15 of each year, commencing May 15, 1999. The notes are redeemable only upon maturity on November 15, 2008. The Company expects to use all of the net proceeds from the Offering for general corporate purposes. The Offering is expected to close on November 16, 1998.

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

     Interest Rates
     As of September 30, 1998 and December 31, 1997, the Company's effective weighted average interest rate on its long-term debt outstanding was 8.39% and 8.36%, respectively.

     Lines of Credit
     As of November 2, 1998, certain subsidiaries of the Company had unused lines of credit of $870.5 million, $370.5 million of which is restricted by the covenants of the related debt agreements and to subsidiary general purposes and dividend declaration.

6.   STOCKHOLDERS' EQUITY

     Repurchase Program
     In September 1998, the Company announced that its Board of Directors had authorized a market repurchase program (the "Repurchase Program") pursuant to which the Company may purchase, in the open market or in private transactions up to $500.0 million of its outstanding common equity securities, subject to certain restrictions and market conditions. Through September 30, 1998, the Company had repurchased shares of its common stock for aggregate consideration of $9.5 million pursuant to the Repurchase Program. Through October 31, 1998, the

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 1998
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

     Company had repurchased additional shares for aggregate consideration of $3.4 million. In conjunction with the Repurchase Program, in September 1998, the Company sold put options on 2.75 million shares of its Class A Special Common Stock. The put options give the holder the right to require the Company to repurchase such shares at specified prices on specific dates during the period from April through September 1999. Proceeds of $11.4 million from the sale of these put options were credited to additional capital. The amount the Company would be obligated to pay to repurchase such shares if all outstanding put options were exercised, totaling $111.2 million, has been reclassified to a temporary equity account in the Company's condensed consolidated balance sheet as of September 30, 1998.

     In April 1997, in connection with the Company's previous market repurchase program which terminated in May 1997, the Company sold put options on 2.0 million shares of its Class A Special Common Stock. The put options, which expired unexercised during April and May 1998, gave the holder the right to require the Company to repurchase such shares at a specified price on specific dates in April and May 1998. Upon expiration, the Company reclassified $31.4 million, the amount it would have been obligated to pay to repurchase such shares had the put options been exercised, from common equity put options to additional capital in the Company's condensed consolidated balance sheet.

7.   STATEMENT OF CASH FLOWS - SUPPLEMENTAL INFORMATION

     The Company made cash payments for interest of $334.1 million, $303.4 million, $71.5 million and $69.6 million during the nine and three months ended September 30, 1998 and 1997, respectively.

     The Company made cash payments for income taxes of $105.2 million, $89.7 million, $17.1 million and $14.7 million during the nine and three months ended September 30, 1998 and 1997, respectively.

     During the three months ended September 30, 1998, the Company settled all issues primarily related to the deductibility of amortization of cable television distribution rights raised by the Internal Revenue Service ("IRS") in its examination of QVC, Inc., a majority owned subsidiary ("QVC"), through fiscal tax year 1993. Such settlement resulted in a reversal of previously recorded deferred tax liabilities of $135.5 million. As a result of the settlement, the Company recorded an adjustment to reduce goodwill by $119.7 million during the three months ended September 30, 1998. Such adjustment has been excluded from the Company's condensed consolidated statement of cash flows due to its noncash nature.

8.   COMMITMENTS AND CONTINGENCIES

     The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial position, results of operations or liquidity of the Company.

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 1998
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONCLUDED
                                   (Unaudited)

9.   FINANCIAL DATA BY BUSINESS SEGMENT
     (Dollars in millions)

                                                   Domestic
                                                     Cable        Electronic      Cellular
                                                Communications     Retailing   Communications    Other (1)         Total
Nine Months Ended September 30, 1998
Revenues, net...............................        $1,681.2       $1,648.5         $338.0          $368.7       $4,036.4
Depreciation and amortization...............           495.1           97.0           88.5           116.8          797.4
Operating income (loss).....................           307.4          194.6           47.6          (135.5)         414.1
Interest expense............................           163.0           39.4           82.4           152.5          437.3
Capital expenditures........................           488.2           57.3           41.7            97.6          684.8
Equity in net losses of affiliates..........                                                         345.3          345.3

Three Months Ended September 30, 1998
Revenues, net...............................          $571.7         $573.9         $116.7           $92.6       $1,354.9
Depreciation and amortization...............           171.5           38.7           30.8            30.0          271.0
Operating income (loss).....................           105.7           65.1           16.6           (37.7)         149.7
Interest expense............................            55.1           13.0           29.1            48.2          145.4
Capital expenditures........................           194.5           15.6           24.3            30.8          265.2
Equity in net losses of affiliates..........                                                         108.3          108.3

As of September 30, 1998
Assets......................................        $6,302.2       $2,136.4       $1,454.8        $4,472.2      $14,365.6
Long-term debt, less current portion........         2,699.1          681.9        1,234.2         1,982.2        6,597.4

Nine Months Ended September 30, 1997
Revenues, net...............................        $1,537.0       $1,438.0         $335.4          $209.1       $3,519.5
Depreciation and amortization...............           462.7           79.2           80.7            81.1          703.7
Operating income (loss).....................           261.9          151.7           59.3          (110.5)         362.4
Interest expense............................           174.2           42.1           78.7           127.8          422.8
Capital expenditures........................           367.1           69.6           87.2           158.1          682.0
Equity in net losses of affiliates..........                                                         217.1          217.1

Three Months Ended September 30, 1997
Revenues, net...............................          $515.1         $490.6         $115.1           $83.4       $1,204.2
Depreciation and amortization...............           155.9           27.6           27.1            30.7          241.3
Operating income (loss).....................            92.0           48.7           24.3           (41.3)         123.7
Interest expense............................            54.3           14.2           26.6            48.8          143.9
Capital expenditures........................           115.6           28.5           29.3            61.5          234.9
Equity in net losses of affiliates..........                                                          85.9           85.9

---------------
(1) Other includes certain other operating businesses, including Comcast-Spectacor (effective January 1, 1998) and E! Entertainment (effective March 31, 1997), the Company's consolidated UK cable and telecommunications operations (see Note 3), the Company's DBS operations (prior to April 1, 1998) and elimination entries related to the segments presented.

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 1998


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

Liquidity and Capital Resources

Cash, Cash Equivalents, Short-term Investments and Investments, Available for Sale The Company has traditionally maintained significant levels of cash, cash equivalents, short-term investments and investments, available for sale to meet its short-term liquidity requirements. Cash, cash equivalents, short-term investments and investments, available for sale as of September 30, 1998 were $2.138 billion. As of September 30, 1998, $406.1 million of the Company's cash, cash equivalents, short-term investments and investments, available for sale is restricted to use by subsidiaries of the Company under contractual or other arrangements, including $146.8 million which is restricted to use by Comcast UK Cable Partners Limited ("Comcast UK Cable"), a consolidated subsidiary of the Company (see Note 3 to the Company's condensed consolidated financial statements).

The Company's cash equivalents and short-term investments are recorded at cost which approximates their fair value. As of September 30, 1998, short-term investments have a weighted average maturity of approximately five months. The Company's investments, available for sale are recorded at fair value.

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

Financing
See Notes 5 and 6 to the Company's condensed consolidated financial statements included in Item 1.

As of September 30, 1998 and December 31, 1997, the Company's long-term debt, including current portion, was $6.704 billion and $6.691 billion, respectively, of which 22.1% and 17.1%, respectively, was at variable rates.

The Company may from time to time, depending on certain factors including market conditions, make optional repayments on its debt obligations, which may include open market repurchases of its outstanding public notes and debentures.

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

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 1998


The Company is in the process of evaluating and addressing the impact of the Year 2000 Issue on its operations to ensure that its information technology and business systems recognize calendar Year 2000. The Company is utilizing both internal and external resources in implementing its Year 2000 program, which consists of the following phases:

Assessment Phase
Structured evaluation, including a detailed inventory outlining the impact that the Year 2000 Issue may have on current operations.

Detailed Planning Phase
Establishment of priorities, development of specific action steps and allocation of resources to address the issues identified in the Assessment Phase.

Conversion Phase
Implementation of the necessary system modifications as outlined in the Detailed Planning Phase.

Testing Phase
Verification that the modifications implemented in the Conversion Phase will be successful in resolving the Year 2000 Issue so that all inventory items will function properly, both individually and on an integrated basis.

Implementation Phase
Final roll-out of fully tested components into an operational unit.

Based on an inventory conducted in 1997, the Company has identified computer systems that will require modification or replacement so that they will properly utilize dates beyond December 31, 1999. Many of the Company's critical systems are new and are already Year 2000 compliant as a result of the recent rebuild of many of the Company's cable communications systems and the implementation of a fully digital cellular communications network. In addition, the Company has initiated communications with all of its significant software suppliers and service bureaus to determine their plans for remediating the Year 2000 Issue in their software which the Company uses or relies upon.

As of September 30, 1998, the Company is in the Conversion Phase of its Year 2000 remediation program and has entered the Testing Phase with respect to certain of its key systems. Through September 30, 1998, the Company has incurred approximately $5.0 million in connection with its Year 2000 remediation program. The Company estimates that it will incur between approximately $10 million to $20 million of additional expense through December 1999 in connection with its Year 2000 remediation program. The Company's estimate to complete the remediation plan includes the estimated time associated with mitigating the Year 2000 Issue for third party software. However, there can be no guarantee that the systems of other companies on which the Company relies will be converted on a timely basis, or that a failure to convert by another company would not have a material adverse effect on the Company.

Management of the Company will continue to periodically report the progress of its Year 2000 remediation program to the Audit Committee of the Company's Board of Directors. The Company plans to complete the Year 2000 mitigation by the third quarter of 1999. Management of the Company has investigated and may consider potential contingency plans in the event that the Company's Year 2000 remediation program is not completed by that date.

The costs of the project and the date on which the Company plans to complete the Year 2000 modifications and replacements are based on management's best estimates, which were derived using assumptions of future events including the continued availability of resources and the reliability of third party modification plans. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those plans. Specific factors that may cause such material differences include, but are not limited to, the availability and cost of personnel with appropriate necessary skills and the ability to locate and correct all relevant computer code and similar uncertainties.

The Company believes that with modifications to existing software and conversions to new software, the Year 2000 Issue can be mitigated. However, if such modifications and conversions are not made, or are not completed within an adequate time frame, the Year 2000 Issue could have a material adverse impact on the operations of the Company.
                            -------------------------

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 1998


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

The Company believes that it will be able to meet its current and long-term liquidity and capital requirements, including fixed charges, through its cash flows from operating activities, existing cash, cash equivalents, short-term investments, investments, available for sale and lines of credit and other external financing.

Statement of Cash Flows

Cash and cash equivalents increased $21.3 million as of September 30, 1998 from December 31, 1997 and increased $242.3 million as of September 30, 1997 from December 31, 1996. Increases in cash and cash equivalents resulted from cash flows from operating, financing and investing activities which are explained below.

Net cash provided by operating activities amounted to $818.6 million and $742.1 million for the nine months ended September 30, 1998 and 1997, respectively. The increase of $76.5 million is principally due to the increase in the Company's operating income before depreciation and amortization (see "Results of
Operations") and changes in working capital as a result of the timing of receipts and disbursements, including the effects of the consolidation of Comcast Spectacor, L.P. ("Comcast-Spectacor") effective January 1, 1998 (see
Note 4 to the Company's condensed  consolidated financial statements included in
Item 1) and the acquisition of E! Entertainment Television, Inc. ("E! Entertainment") on March 31, 1997 (the "E! Acquisition").

Net cash provided by financing activities was $134.2 million and $345.3 million for the nine months ended September 30, 1998 and 1997, respectively. During the nine months ended September 30, 1998, the Company borrowed $1.058 billion and repaid $922.5 million of its long-term debt, primarily in connection with the refinancing of certain subsidiary indebtedness in March 1998. In addition, during the nine months ended September 30, 1998, the Company had net issuances of $23.8 million of its common stock and paid cash dividends of $27.1 million on its common stock and Series A Preferred Stock. During the nine months ended September 30, 1997, the Company borrowed $2.968 billion, primarily in connection with the refinancing of certain subsidiary indebtedness and the acquisition of E! Entertainment (the "E! Acquisition"), and repaid $3.518 billion of its long-term debt, primarily in connection with the refinancing of certain subsidiary indebtedness and the redemption of debt. Deferred financing costs of $43.8 million were incurred during the nine months ended September 30, 1997 related to the issuance of certain subsidiary senior notes. In addition, during the nine months ended September 30, 1997, the Company received $1.0 billion from Microsoft Corporation for the issuance of its Class A Special Common Stock and Series B Preferred Stock, repurchased $36.0 million of its common stock and paid cash dividends of $25.2 million on its common stock and Series A Preferred Stock.

Net cash used in investing activities was $931.5 million and $845.1 million for the nine months ended September 30, 1998 and 1997, respectively. During the nine months ended September 30, 1998, net cash used in investing activities includes acquisitions, net of cash acquired, of $269.4 million, investments in affiliates of $137.6 million and capital expenditures of $684.8 million, offset by proceeds from the sales of short-term investments and call options of $145.9 million and proceeds from the repayment of a loan by an investee of $74.7 million. During the nine months ended September 30, 1997, net cash used in investing activities includes acquisitions, net of cash acquired, of $136.1 million, investments in affiliates of $180.3 million and capital expenditures of $682.0 million, offset by the proceeds from the sales of short-term and long-term investments and a distribution from an investee of $171.5 million and proceeds from the repayment of a loan by an investee of $25.2 million.

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

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 1998


Summarized consolidated financial information for the Company for the nine and three months ended September 30, 1998 and 1997 is as follows (dollars in millions, "NM" denotes percentage is not meaningful):

                                                                   Nine Months Ended
                                                                      September 30,         Increase / (Decrease)
                                                                   1998         1997           $             %
Revenues..................................................       $4,036.4     $3,519.5       $516.9        14.7%
Cost of goods sold from electronic retailing..............          997.6        869.9        127.7        14.7
Operating, selling, general and administrative expenses...        1,827.3      1,583.5        243.8        15.4
                                                                 --------     --------
Operating income before depreciation and
   amortization (1).......................................        1,211.5      1,066.1        145.4        13.6
Depreciation..............................................          407.3        341.7         65.6        19.2
Amortization..............................................          390.1        362.0         28.1         7.8
                                                                 --------     --------
Operating income..........................................          414.1        362.4         51.7        14.3
                                                                 --------     --------
Interest expense..........................................          437.3        422.8         14.5         3.4
Investment income.........................................       (1,022.0)      (138.1)       883.9          NM
Equity in net losses of affiliates........................          345.3        217.1        128.2        59.1
Gain from equity offering of affiliate....................         (157.8)                    157.8          NM
Other.....................................................           (7.0)        13.4        (20.4)         NM
Income tax expense........................................          309.3         45.4        263.9          NM
Minority interest.........................................          (44.3)       (66.8)       (22.5)      (33.7)
Extraordinary items.......................................           (3.0)       (25.9)       (22.9)      (88.4)
                                                                 --------     --------
Net income (loss).........................................         $550.3      ($157.3)      $707.6          NM
                                                                 ========     ========

                                                                   Three Months Ended
                                                                      September 30,         Increase / (Decrease)
                                                                   1998         1997           $             %
Revenues..................................................       $1,354.9     $1,204.2       $150.7        12.5%
Cost of goods sold from electronic retailing..............          345.2        298.1         47.1        15.8
Operating, selling, general and administrative expenses...          589.0        541.1         47.9         8.9
                                                                 --------     --------
Operating income before depreciation and
   amortization (1) ......................................          420.7        365.0         55.7        15.3
Depreciation..............................................          138.5        120.2         18.3        15.2
Amortization..............................................          132.5        121.1         11.4         9.4
                                                                 --------     --------
Operating income..........................................          149.7        123.7         26.0        21.0
                                                                 --------     --------
Interest expense..........................................          145.4        143.9          1.5         1.0
Investment income.........................................       (1,023.2)       (44.5)       978.7          NM
Equity in net losses of affiliates........................          108.3         85.9         22.4        26.1
Gain from equity offering of affiliate....................          (98.2)                     98.2          NM
Other.....................................................           (3.5)         9.0        (12.5)         NM
Income tax expense........................................          309.0          8.5        300.5          NM
Minority interest.........................................           (5.1)       (27.0)       (21.9)      (81.1)
Extraordinary items.......................................           (3.0)        (3.1)        (0.1)       (3.2)
                                                                 --------     --------
Net income (loss).........................................         $714.0       ($55.2)      $769.2          NM
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

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 1998


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

Operating Results by Business Segment

Domestic Cable Communications

The following table sets forth the operating results for the Company's domestic cable communications segment (dollars in millions):

                                                        Nine Months Ended
                                                           September 30,                        Increase
                                                       1998             1997               $                %
Service income...................................   $1,681.2         $1,537.0           $144.2             9.4%
Operating, selling, general and
     administrative expenses.....................      878.7            812.4             66.3             8.2
                                                    --------         --------           ------
Operating income before depreciation
     and amortization (a)........................     $802.5           $724.6            $77.9            10.8%
                                                    ========         ========           ======

                                                       Three Months Ended
                                                           September 30,                        Increase
                                                       1998             1997               $                %
Service income...................................     $571.7           $515.1            $56.6            11.0%
Operating, selling, general and
     administrative expenses.....................      294.5            267.2             27.3            10.2
                                                    --------         --------           ------
Operating income before depreciation
     and amortization (a)........................     $277.2           $247.9            $29.3            11.8%
                                                    ========         ========           ======

---------------
(a) See footnote (1) on page 17.

Of the respective $144.2 million and $56.6 million increases in service income for the nine and three month periods from 1997 to 1998, $20.0 million and $10.1 million is attributable to the effects of the acquisitions of cable communications systems, $24.8 million and $7.7 million are attributable to subscriber growth, $79.0 million and $28.8 million relate to changes in rates, $14.1 million and $4.8 million are attributable to growth in cable advertising sales and $6.3 million and $5.2 million relate to other product offerings.

Of the respective $66.3 million and $27.3 million increases in operating, selling, general and administrative expenses for the nine and three months period from 1997 to 1998, $10.7 million and $5.3 million is attributable to the effects of the acquisitions of cable communications systems, $36.5 million and $14.1 million are attributable to increases in the costs of cable programming as a result of changes in rates, subscriber growth and additional channel offerings, $5.8 million and $2.2 million are attributable to growth in advertising sales and $13.3 million and $5.7 million result from increases in the cost of labor, other volume related expenses and costs associated with new product offerings. It is anticipated that the Company's cost of cable programming will increase in the future as cable programming rates increase and additional sources of cable programming become available.

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 1998


Electronic Retailing

The following table sets forth the operating results for the Company's electronic retailing segment, consisting of the operations of QVC, Inc. and its subsidiaries ("QVC"), a majority owned and controlled subsidiary of the Company (dollars in millions):

                                                         Nine Months Ended
                                                           September 30,                        Increase
                                                       1998             1997                $               %
Net sales........................................   $1,648.5         $1,438.0            $210.5           14.6%
Cost of goods sold...............................      997.6            869.9             127.7           14.7
Operating, selling, general and administrative
     expenses....................................      359.3            337.2              22.1            6.6
                                                    --------         --------            ------
Operating income before depreciation
     and amortization (a)........................     $291.6           $230.9             $60.7           26.3%
                                                    ========         ========            ======

Gross margin.....................................       39.5%            39.5%
                                                    ========         ========

                                                        Three Months Ended
                                                           September 30,                        Increase
                                                       1998             1997                $               %
Net sales........................................     $573.9           $490.6             $83.3           17.0%
Cost of goods sold...............................      345.2            298.1              47.1           15.8
Operating, selling, general and administrative
     expenses....................................      124.9            116.2               8.7            7.5
                                                    --------         --------            ------
Operating income before depreciation
     and amortization (a)........................     $103.8            $76.3             $27.5           36.0%
                                                    ========         ========            ======

Gross margin.....................................       39.9%            39.2%
                                                    ========         ========

---------------
(a) See footnote (1) on page 17.

The respective increases in net sales of $210.5 million and $83.3 million for the nine and three month periods from 1997 to 1998 are due to the effects of 6.2% and 4.3% increases in the average number of homes receiving QVC services in the United States ("US"), increases in net sales per home and 12.5% and 11.0% increases in the average number of homes receiving QVC services in the United Kingdom.

The increases in cost of goods sold are primarily related to the growth in net sales.

Of the $22.1 million increase in operating, selling, general and administrative expenses for the nine month period from 1997 to 1998, $21.4 million is attributable to higher variable costs associated with the increase in sales volume. The remaining increase is attributable to personnel and facilities based costs associated with Studio Park, QVC's new production, studio and administrative facility which was opened in the third quarter of 1997 and expansion in the UK and Germany, partially offset by savings in marketing and promotional costs in the US. Of the $8.7 million increase in operating, selling, general and administrative expenses for the three month period from 1997 to 1998, $8.9 million is attributable to higher variable costs associated with the increase in sales volume. The remaining decrease is primarily attributable to reduced marketing and promotional costs in the US.

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 1998


Cellular Communications

The following table sets forth the operating results for the Company's cellular communications segment (dollars in millions):

                                                        Nine Months Ended
                                                           September 30,                    Increase/(Decrease)
                                                      1998             1997                 $               %
Service income...................................     $338.0           $335.4              $2.6            0.8%
Operating, selling, general and administrative
     expenses....................................      201.9            195.4               6.5            3.3
                                                      ------           ------             -----
Operating income before depreciation
     and amortization (a)........................     $136.1           $140.0             ($3.9)          (2.8%)
                                                      ======           ======             =====

                                                        Three Months Ended
                                                           September 30,                    Increase/(Decrease)
                                                       1998             1997                $               %
Service income...................................     $116.7           $115.1              $1.6            1.4%
Operating, selling, general and administrative
     expenses....................................       69.3             63.7               5.6            8.8
                                                      ------           ------             -----
Operating income before depreciation
     and amortization (a)........................      $47.4            $51.4             ($4.0)          (7.8%)
                                                      ======           ======             =====

---------------
(a) See footnote (1) on page 17.

Service income increased by $2.6 million and $1.6 million for the nine and three month periods from 1997 to 1998, as subscriber growth was offset, in part, by the effects of increased use of promotional and free minute plans offered to subscribers. These plans generally have higher access fees and increase the minutes of use per subscriber while lowering the average rate per minute of use.

The respective $6.5 million and $5.6 million increases in operating, selling, general and administrative expenses for the nine and three month periods from 1997 to 1998 are primarily the result of increases in commission costs associated with more gross sales in 1998.

Consolidated Analysis

The respective $65.6 million and $18.3 million increases in depreciation expense for the nine and three month periods from 1997 to 1998 are primarily attributable to the effects of capital expenditures, increased losses on asset disposals in connection with the Company's domestic cable communications rebuild activities, the consolidation of Comcast- Spectacor and the acquisition of cable communications systems.

The respective $28.1 million and $11.4 million increases in amortization expense for the nine and three month periods from 1997 to 1998 are primarily attributable to the effects of the consolidation of Comcast-Spectacor.

The $14.5 million increase in interest expense for the nine month period from 1997 to 1998 is attributable to the effects of capitalized interest associated with the Company's investment in Sprint PCS during the nine months ended September 30, 1997, the consolidation of Comcast-Spectacor, the E! Acquisition and an increase in the Company's effective weighted average interest rate, offset, in part, by lower levels of debt outstanding. The Company anticipates that, for the foreseeable future, interest expense will be a significant cost to the Company and will have a significant adverse effect on the Company's ability to realize net earnings. The Company believes it will continue to be able to meet its obligations through its ability both to generate operating income before depreciation and amortization and to obtain external financing.

In January 1998, AT&T Corp. ("AT&T") entered into a definitive merger agreement with Teleport Communications Group Inc. ("TCGI"). Upon closing of the merger on July 23, 1998, the Company received 24.2 million shares of unregistered AT&T common stock in exchange (the "Exchange") for 25.6 million shares of TCGI Class B common stock held by the Company. As a result of the Exchange, the Company recognized a pre-tax gain of $1.092 billion during the

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 1998


nine and three months ended September 30, 1998, representing the difference between the fair value of the AT&T stock received and the Company's basis in TCGI. Such gain is included in investment income in the Company's condensed consolidated statement of operations and accumulated deficit.

During the nine and three months ended September 30, 1998, the Company recorded a pre-tax loss of $91.2 million on certain of its investments based on a decline in value that is considered other than temporary. Such pre-tax loss is included in investment income in the Company's condensed consolidated statement of operations and accumulated deficit.

In March 1998, the Company sold call options relating to its unrestricted equity investments in Tele-Communications, Inc. ("TCI"), TCI Ventures Group, Inc. and Liberty Media Group common stock (together, the "TCI Stock") for $20.7 million. Such call options expire between March and September 1999. During the nine and three months ended September 30, 1998, the Company recorded pre-tax investment (expense) income of ($32.1) million and $8.1 million, respectively, related to changes in the value of the call options. In addition, as of September 30, 1998, the Company recorded net unrealized gains (losses) of $47.9 million and ($5.2) million related to the TCI Stock, net of deferred income tax expense (benefit) of $25.8 million and ($2.8) million, to its condensed consolidated balance sheet, representing the increase in fair value of the TCI Stock during the nine and three months ended September 30, 1998, respectively.

During the first quarter of 1997 the Company received 2.76 million shares of TCGI Class A Stock from TCGI in exchange for the Company's shares of an alternate access provider. In May 1997, the Company sold all of its shares of TCGI Class A Stock for $68.9 million and recognized a pre-tax gain of $68.9 million. In February 1997, the Company sold options to acquire 25.0 million shares of Nextel Communications, Inc. ("Nextel") common stock to Nextel for $25.0 million and recognized a pre-tax gain of $5.0 million. In January 1997, the Company sold 1.27 million shares of Time Warner, Inc. ("Time Warner") common stock, representing the Company's entire interest in Time Warner, for $48.6 million and recognized a pre-tax loss of $3.8 million. Such pre-tax gains and pre-tax loss are included in investment income in the Company's condensed consolidated statement of operations and accumulated deficit.

The $128.2 million and $22.4 million increases in equity in net losses of affiliates for the nine and three month periods from 1997 to 1998 are primarily due to the effects of increased losses incurred by Sprint PCS (see Note 4 to the Company's condensed consolidated financial statements included in Item 1).

In April 1998, in connection with an acquisition, TCGI issued 16.3 million shares of its Class A Common Stock (the "TCGI Acquisition"). In November 1997, TCGI filed a registration statement with the Securities and Exchange Commission to sell 7.3 million shares of TCGI Class A Stock (the "TCGI Offering"). As a result of the TCGI Acquisition and the TCGI Offering, the Company recognized a $157.8 million and $98.2 million increase in its proportionate share of TCGI's net assets as a gain from equity offering of affiliate for the nine and three months ended September 30, 1998, respectively. The Company records its proportionate share of TCGI's net losses one quarter in arrears.

The fluctuations in other (income) expense for the nine and three month periods from 1997 to 1998 are primarily attributable to the effects of fluctuations in the foreign currency exchange rate.

The $263.9 million and $300.5 million increases in income tax expense for the nine and three month periods from 1997 to 1998 are primarily the result of the effects of changes in the Company's income before taxes and minority interest, and non-deductible foreign losses and non-deductible equity in net losses of affiliates.

The $22.5 million and $21.9 million decreases in minority interest for the nine and three month periods from 1997 to 1998 are primarily attributable to the effects of changes in the net income (loss) of QVC and Comcast UK Cable, the consolidation of Comcast-Spectacor and the E! Acquisition.

In connection with the redemption of certain indebtedness, the Company expensed unamortized debt acquisition costs and incurred debt extinguishment costs of $4.7 million, resulting in an extraordinary loss, net of tax, of $3.0 million or $0.01 per common share during the nine and three months ended September 30, 1998. In connection with the refinancing of certain subsidiaries' indebtedness and the redemption of debt, the Company expensed unamortized debt acquisition costs and incurred debt extinguishment costs of $39.8 million and $4.7 million, resulting in an extraordinary loss, net

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 1998


of tax, of $25.9 million or $.08 per common share and $3.1 million or $.01 per common share during the nine and three months ended September 30, 1997, respectively. For the nine and three months ended September 30, 1998 and 1997, the Company's earnings (net income (loss) plus income tax expense (benefit), equity in net losses of affiliates, fixed charges (interest expense) and extraordinary items) were $1.645 billion, $555.7 million, $1.280 billion and $186.2 million, respectively. Such earnings were adequate to cover the Company's fixed charges (including interest capitalized of $18.0 million for the nine months ended September 30, 1997) of $437.3 million, $440.8 million, $145.4 million and $143.9 million for the nine and three months ended September 30, 1998 and 1997, respectively. Fixed charges include non-cash interest expense, net of interest capitalized, of $37.4 million, $42.7 million, $11.3 million and $13.8 million for the nine and three months ended September 30, 1998 and 1997, respectively.

The Company believes that its losses will not significantly affect the performance of its normal business activities because of its existing cash, cash equivalents, short-term investments and investments, available for sale, its ability to generate operating income before depreciation and amortization and its ability to obtain external financing.

The Company believes that its operations are not materially affected by inflation.

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 1998


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

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits required to be filed by Item 601 of Regulation S-K:

         10.1*    Compensation  and  Deferred  Compensation   Agreement  by  and
                  between Comcast Corporation and Ralph J. Roberts (as amended and restated effective August 31, 1998).

         27.1     Financial Data Schedule.


     (b) Reports on Form 8-K:

         (i) Comcast Corporation ("Comcast") filed a Current Report on Form 8-K under Item 5 on September 17, 1998 relating to its determination that it would contribute, via a capital contribution to its wholly owned subsidiary, Comcast Cable Communications, Inc., all of the shares in Jones Intercable, Inc. to be acquired by Comcast from BCI Telecom Holding and affiliates of Glenn R. Jones in transactions previously announced by Comcast.








----------

*    Constitutes a management contract or compensatory plan or arrangement.

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 1998



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



Date: November 16, 1998