Form 10-K
period 1998-12-31
COMCAST CORP
filed 1999-02-26
CIK 22301

================================================================================
                                    FORM 10-K
                         ------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
(Mark One)
     [X]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934
               FOR THE FISCAL YEAR ENDED
                                DECEMBER 31, 1998
                                       OR
     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
               FOR THE TRANSITION PERIOD FROM ___________ TO ____________

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

       Registrant's telephone number, including area code: (215) 665-1700
                        --------------------------------
           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                      NONE
                        ---------------------------------
           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
               Class A Common Stock, $1.00 par value
               Class A Special Common Stock, $1.00 par value
                          ----------------------------
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days.  Yes [X]   No [ ]
                           --------------------------
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to
this Form 10-K.                                                            [   ]
                           --------------------------
As of December 31, 1998, the aggregate market value of the Class A Common Stock and Class A Special Common Stock held by non-affiliates of the Registrant was $1.755 billion and $19.234 billion, respectively.

                           --------------------------
As of December 31, 1998, there were 328,630,366 shares of Class A Special Common Stock, 31,690,063 shares of Class A Common Stock and 9,444,375 shares of Class B Common Stock outstanding.
                           --------------------------
                       DOCUMENTS INCORPORATED BY REFERENCE
Part III - The Registrant's definitive Proxy Statement for its Annual Meeting of Shareholders presently scheduled to be held in June 1999.
================================================================================

                               COMCAST CORPORATION
                          1998 FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS

                                     PART I

Item 1   Business.............................................................1
Item 2   Properties..........................................................16
Item 3   Legal Proceedings...................................................16
Item 4   Submission of Matters to a Vote of Security Holders.................16
Item 4A  Executive Officers of the Registrant................................17

                                     PART II

Item 5   Market for the Registrant's Common Equity and
         Related Stockholder Matters.........................................18
Item 6   Selected Financial Data.............................................19
Item 7   Management's Discussion and Analysis of Financial
         Condition and Results of Operations.................................20
Item 8   Financial Statements and Supplementary Data.........................29
Item 9   Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure.................................61

                                    PART III

Item 10  Directors and Executive Officers of the Registrant..................61
Item 11  Executive Compensation..............................................61
Item 12  Security Ownership of Certain Beneficial Owners and Management......61
Item 13  Certain Relationships and Related Transactions......................61

                                     PART IV

Item 14  Exhibits, Financial Statement Schedules and
         Reports on Form 8-K.................................................62
SIGNATURES...................................................................67

     This Annual Report on Form 10-K is for the year ending December 31, 1998. This Annual Report modifies and supersedes documents filed prior to this Annual Report. The SEC allows us to "incorporate by reference" information that we file with them, which means that we can disclose important information to you by referring you directly to those documents. Information incorporated by reference is considered to be part of this Annual Report. In addition, information we file with the SEC in the future will automatically update and supersede information contained in this Annual Report. In this Annual Report, "Comcast," "we," "us" and "our" refer to Comcast Corporation and its subsidiaries.

     You should carefully review the information contained in this Annual Report, but should particularly consider any risk factors we set forth in this Annual Report and in other reports or documents that we file from time to time with the SEC. In this Annual Report, we state our beliefs of future events and of our future financial performance. In some cases, you can identify those so-called "forward-looking statements" by words such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," or "continue" or the negative of those words and other comparable words. You should be aware that those statements are only our predictions. Actual events or results may differ materially. In evaluating those statements, you should specifically consider various factors, including the risks outlined below. Those factors may cause our actual results to differ materially from any of our forward-looking statements.

Factors Affecting Future Operations

     The cable communications industry and the provision of programming content may be affected by, among other things:
     o    changes in laws and regulations,
     o    changes in the competitive environment,
     o    changes in technology,
     o    franchise related matters,
     o market conditions that may adversely affect the availability of debt and equity financing for working capital, capital expenditures or other purposes,
     o demand for the programming content we distribute or the willingness of other video program providers to carry our content,
     o    general economic conditions.

                                     PART I

ITEM 1    BUSINESS

     We are principally engaged both in developing, managing and operating hybrid fiber-coaxial broadband cable communications networks and in providing programming content, primarily through QVC, our electronic retailing subsidiary. We are currently the fourth-largest cable communications system operator in the United States and are in the process of implementing high-speed Internet access service and digital video applications to enhance the products available on our cable networks.

     Our consolidated cable operations served approximately 4.5 million subscribers and passed approximately 7.4 million homes in the United States as of December 31, 1998. We own interests in other cable communications companies serving more than 237,000 subscribers. We expect to complete transactions in 1999 that will give us an ownership and management interest in cable systems which, upon closing of certain pending transactions, will serve approximately
1.1 million subscribers.

     We provide programming content through our majority-owned subsidiaries, QVC, Inc. and E! Entertainment Television, Inc., and through other programming investments, including Comcast SportsNet, The Golf Channel, Speedvision and Outdoor Life. Through QVC, we market a wide variety of products directly to consumers primarily on merchandise-focused television programs. QVC is available, on a full and part-time basis, to over 70 million homes in the United States, over 7.3 million homes in the United Kingdom and Ireland and over 14 million homes in Germany.

     We are a Pennsylvania corporation that was organized in 1969. We have our principal executive offices at 1500 Market Street, Philadelphia, PA 19102-2148. Our telephone number is (215) 665-1700. We also have a world wide web site at http://www.comcast.com. The information posted on our web site is not incorporated into this Annual Report.

                  FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

     You should see Note 10 to our consolidated financial statements in Item 8 of this report for information about our operations by industry segment.

                      GENERAL DEVELOPMENTS OF OUR BUSINESS

     We entered into a number of significant transactions in 1998 and subsequent to December 31, 1998. We have summarized these transactions below and have more fully described them in Notes 1 and 3 to our consolidated financial statements in Item 8 of this Annual Report.

     Acquisition of Greater Philadelphia Cablevision

     In February 1999, we agreed to acquire Greater Philadelphia Cablevision, Inc., a subsidiary of Greater Media, Inc. that operates a cable communications system serving approximately 79,000 subscribers in Philadelphia, Pennsylvania. We will issue approximately 4.2 million shares of our Class A Special Common Stock to complete the acquisition. The acquisition is expected to close in the fourth quarter of 1999 if we receive all the necessary regulatory and other approvals.

     Sale of Comcast Cellular

     In January 1999, we agreed to sell our wholly owned subsidiary, Comcast Cellular Corporation, to SBC Communications, Inc. for approximately $400 million in cash and the assumption of approximately $1.3 billion of Comcast Cellular debt. Comcast Cellular provides telephone communications services pursuant to licenses granted by the Federal Communications Commission to more than 829,000 subscribers in and around the City of Philadelphia, the State of Delaware and in a significant portion of the State of New Jersey. We expect to recognize a pre-tax gain on the sale of approximately $600 million. We expect to complete this sale in the third quarter of 1999 if we receive all the necessary regulatory and other approvals.

     Sale of Primestar

     As of December 31, 1998, we own a 9.5% interest in Primestar, Inc. Primestar acquires, originates and provides television programming services delivered by satellite to subscribers through a network of distributors. In January 1999, Primestar announced the sale of its direct broadcast satellite service to Hughes Electronics Corporation (a division of General Motors Corporation and the parent company of DirecTV, a direct broadcast satellite service competing with our cable communications systems) for $1.8 billion in cash and stock. The sale of Primestar to Hughes Electronics is subject to the consent of certain Primestar lenders and the receipt of necessary regulatory and other approvals.

     Investment in Prime Communications

     In December 1998, we agreed to invest in Prime Communications LLC, a cable television operator with cable communications systems serving approximately 430,000 subscribers. During the fourth quarter of 1998, we acquired a $50 million 12.75% subordinated note due 2008 from Prime. In addition, under the terms of the agreement, we will lend Prime approximately $735 million in the form of a 6% ten year note, which transaction we expect to occur in the third quarter of 1999. In return we will receive a convertible note giving us the right to acquire 90% of Prime. The note cannot be converted until the build out of certain of Prime's cable systems is complete and regulatory and other approvals are obtained, which is expected to occur in the third quarter of 2002. Upon conversion of the note, we expect to assume approximately $550 million of Prime debt. We will have the option to acquire the remaining 10% interest in Prime for approximately $82 million, plus accrued interest at 7% per annum.

     Sale of Sprint PCS

     In November 1998, Sprint Corporation assumed total ownership and management control of Sprint PCS, a personal communications services company serving the United States. In exchange for our 15% partnership interest in Sprint PCS, we received approximately 47.2 million shares of unregistered Series 2 Sprint PCS common stock, 61,726 shares of Sprint PCS convertible preferred stock, which converts into approximately 2.0 million shares of unregistered Series 2 Sprint PCS common stock, and a warrant to purchase approximately 3.0 million shares of unregistered Series 2 Sprint PCS common stock at $24.02 per share. As a result of this exchange, we recognized a pre-tax gain of approximately $758 million during the fourth quarter of 1998. We have registration rights, subject to customary restrictions, which will allow us to sell the Sprint PCS stock that we received.

     Offering of Subsidiary Debt

     In November 1998, Comcast Cable Communications, Inc., one of our wholly owned subsidiaries, sold $800 million aggregate principal amount of 6.20% senior notes due 2008 in a public offering. Interest on the notes is payable semi-annually on May 15 and November 15 of each year, commencing May 15, 1999. The notes are not redeemable prior to maturity. Comcast Cable used substantially all of the net proceeds from the offering to repay existing intercompany borrowings and for general corporate purposes.

     Sale of Comcast UK Cable

     In October 1998, we exchanged all of our shares of Comcast UK Cable Partners Limited, one of our consolidated subsidiaries, with NTL Incorporated for approximately 4.8 million shares of unregistered NTL common stock. As a result of this exchange, we recognized a pre-tax gain of approximately $148 million during the fourth quarter of 1998. We have registration rights, subject to customary restrictions, which will allow us to sell the NTL shares that we received.

     AT&T Acquisition of Teleport

     In July 1998, we exchanged all of our shares of Teleport Communications Group Inc., a competitive local exchange carrier, with AT&T Corp. for approximately 24.2 million shares of unregistered AT&T common stock. As a result of this exchange, we recognized a pre-tax gain of approximately $1.1 billion during the third quarter of 1998. We have registration rights, subject to customary restrictions, which will allow us to sell the AT&T shares that we received.

     Acquisition of Jones Intercable

     In May and August 1998, we announced agreements to purchase certain interests in Jones Intercable, Inc., for $700 million. We expect to close this acquisition in the first half of 1999 if we receive all the necessary regulatory and other approvals. Upon completion of this acquisition, we will own approximately 12.8 million shares of Jones Intercable's Class A common stock and
2.9  million   shares  of  its  common  stock.   Those  shares  will   represent
approximately 37% of the economic and 47% of the voting interest in Jones Intercable. In addition, the 2.9 million shares of common stock that we will own will represent approximately 57% of the outstanding common stock and will enable us to elect 75% of the Board of Directors of Jones Intercable. We expect to consolidate Jones Intercable in our financial statements upon closing of the acquisition.

                          DESCRIPTION OF OUR BUSINESSES

Cable Communications

     Technology and Capital Improvements

     Our  broadband  cable  networks  receive  signals  by means  of:

     o    special antennae,

     o    microwave relay systems,

     o    earth stations.

     These networks distribute a variety of video, telecommunications and data services to residential and commercial subscribers.

     In accordance with the October 1997 "social contract" we entered into with the FCC, 80% of our cable subscribers will be served by a system with a capacity of at least 550-MHz and at least 60% of our cable subscribers will be served by a system with a capacity of at least 750-MHz by March 31, 1999. In addition, we will provide free cable service connections, cable modems and modem service to schools and to 250 public libraries in communities when we commercially deploy cable modem service to residential customers in those communities.

     In addition to meeting our "social contract" commitments, we are deploying fiber optic cable and upgrading the technical quality of our broadband networks. As a result, the reliability and capacity of our systems has increased, aiding in the delivery of additional video programming and other services such as enhanced digital video, high-speed Internet access service and, potentially, telephony. During 1998, we introduced our digital converter cable service in 10 markets. As of December 31, 1998, approximately 78,000 subscribers were receiving our digital service. Digital converter cable service allows us to use digital compression to increase the channel capacity of our cable communications systems to more than 100 channels, as well as to improve picture quality.

     Franchises

     Cable communications systems are constructed and operated under non-exclusive franchises granted by state or local governmental authorities and are subject to federal, state and local legislation and regulation. Franchises typically contain many conditions which may include:

     o    rate and service conditions,

     o    construction schedules,

     o types of programming and provision of services to schools and other public institutions,

     o    insurance and indemnity bond requirements.

     Our franchises typically provide for periodic payment of fees to franchising authorities of up to 5% of "revenues" (as defined by each franchise agreement). We normally pass those fees on to subscribers. In most cases, we need the consent of the franchising authority to transfer our franchises. The franchises are granted for varying lengths of time.

     Although franchises historically have been renewed, renewals may include less favorable terms and conditions. Under existing law, franchises should continue to be renewed for companies that have provided adequate service and have complied generally with franchise terms. The franchising authority may choose to award additional franchises to competing companies at any time. We have approximately 825 franchises in the United States.

     Revenue Sources

     We receive the majority of our revenues from subscription services. Subscribers typically pay on a monthly basis and generally may discontinue services at any time. Monthly subscription rates and related charges vary according to the type of service selected and the type of equipment used by subscribers. Packages of channels offered to subscribers may consist of television signals of:

     o    national television networks,

     o local and distant independent, specialty and educational television stations,

     o    satellite-delivered programming,

     o    locally originated programs,

     o    audio programming,

     o    electronic retailing programs.

     We also offer, for an additional monthly fee, one or more premium services, such as:

     o    Home Box Office(R),

     o    Cinemax(R),

     o    Showtime(R),

     o    The Movie Channel(TM),

     o    Encore(R).

     These premium services generally offer, without commercial interruption, feature motion pictures, live and taped sporting events, concerts and other special features. The charge for premium services depends upon the type and level of service selected by the subscriber.

     We also generate revenues from advertising sales, pay-per-view services, installation services, commissions from electronic retailing and other services. Pay-per-view services permit a subscriber to order, for a separate fee, individual feature motion pictures and special event programs, such as professional boxing, professional wrestling and concerts. We also generate revenues from the sale of advertising time to local, regional and national advertisers on non-broadcast channels.

     In December 1996, we began marketing @Home Corporation's high-speed cable modem services in areas served by certain of our cable communications systems. Residential subscribers can connect their personal computers via cable modems to a high-speed national network developed and managed by @Home. Subscribers can then access online information, including the Internet, at faster speeds than that of conventional or Integrated Service Digital Network modems. Through @Home, we provide businesses with Internet connectivity solutions and networked business applications. @Home and Comcast aggregate content, sell advertising to businesses and provide services to residential subscribers. As of December 31, 1998, the Comcast @Home service was available to over 1.8 million homes in nine markets and served more than 51,000 customers.

     Our sales efforts are primarily directed toward increasing penetration and generating incremental revenues in our franchise areas. We sell our cable communications services through:

     o    telemarketing,

     o    direct mail advertising,

     o    door-to-door selling,

     o    local media advertising.

     Programming

     We generally pay either a monthly fee per subscriber per channel or a percentage of certain revenues for programming. Our programming costs are increased by:

     o    increases in the number of subscribers,

     o    expansion of the number of channels provided to customers,

     o    increases in contract rates from programming suppliers.

     We attempt to secure long-term programming contracts with volume discounts and/or marketing support and incentives from programming suppliers. Our programming contracts are generally for a fixed period of time and are subject to negotiated renewal. We anticipate that future contract renewals will result in programming costs that are higher than our costs today, particularly for sports programming.

     Customer Service

     We are currently consolidating our local customer service operations into large regional call centers. These regional call centers have technologically advanced telephone systems that provide 24-hour per day, 7-day per week call answering capability, telemarketing and other services. Because of these technological advances, we can better serve our subscriber base and cross-market new products and services. We have 10 call centers in operation as of December 31, 1998 which serve approximately 2.4 million subscribers. Subscribers in our remaining cable systems receive customer service primarily through our local, system-based representatives.

     Comcast's Cable Systems

     The table below summarizes Homes Passed, Cable Subscribers and Cable Penetration information for our cable communications systems as of December 31 (homes and subscribers in thousands):

                                                          1998          1997           1996(5)       1995           1994
Homes Passed (1)(4)..................................     7,382         7,138           6,975        5,570          5,491
Cable Subscribers (2)(4).............................     4,511         4,366           4,280        3,407          3,307
Cable Penetration (3)(4).............................     61.1%         61.2%           61.4%        61.2%          60.2%

-------------------
(1) A home is "passed" if we can connect it to our distribution system without further extending the transmission lines.

(2) A dwelling with one or more television sets connected to a system counts as one Cable Subscriber.

(3) Cable Penetration means the number of Cable Subscribers as a percentage of Homes Passed.

(4) The information consists of cable systems whose financial results we consolidate. The information does not include 341,000 Homes Passed and 237,000 Cable Subscribers in non-consolidated cable communications systems in which we have ownership and management interests. The information also does not include pending acquisitions (see "General Developments of Our Business").

(5) In November 1996, we acquired the cable operations of The E.W. Scripps Company.

                           ---------------------------

     System Clusters

     We manage most of our cable systems in geographic clusters. Clustering permits us to deliver customer service and support in a more uniform, efficient and cost effective manner. The following table summarizes Homes Passed, Cable Subscribers and Cable Penetration for our eight largest regional cable clusters as of December 31, 1998 (homes and subscribers in thousands):

                                                        Homes               Cable             Cable
Geographic Cluster                                     Passed            Subscribers       Penetration
Mid-Atlantic.........................................    2,147.9             1,409.4             65.6%
Michigan.............................................      978.5               480.7             49.1%
Tennessee............................................      499.2               326.3             65.4%
Southern California..................................      517.2               271.4             52.5%
West Florida.........................................      413.4               269.9             65.3%
Sacramento...........................................      464.1               247.9             53.4%
Southeast Florida....................................      452.1               236.4             52.3%
Indianapolis.........................................      243.5               147.4             60.5%
                                                     -----------         -----------       -----------
                                                         5,715.9             3,389.4             59.3%
Other Systems........................................    1,666.0             1,121.3             67.3%
                                                     -----------         -----------
Total................................................    7,381.9             4,510.7             61.1%
                                                     ===========         ===========

                           ---------------------------

     Competition

     Our cable communications systems compete with a number of different sources which provide news, information and entertainment programming to consumers, including:

     o local television broadcast stations that provide off-air programming which can be received using a roof-top antenna and television set,

     o program distributors that transmit satellite signals containing video programming, data and other information to receiving dishes of varying sizes located on the subscriber's premises,

     o satellite master antenna television systems, commonly known as SMATV, which generally serve condominiums, apartment and office complexes and residential developments,

     o multichannel, multipoint distribution service operators, commonly known as MMDS or wireless cable operators, which use low-power microwave frequencies to transmit video programming and other information over-the-air to subscribers,

     o other cable operators who build and operate cable systems in the same communities that we serve, commonly known as overbuilders,

     o    interactive online computer services,

     o    newspapers, magazines and book stores,

     o    movie theaters,

     o    live concerts and sporting events,

     o    home video products, including videotape cassette recorders.

     Our cable communications systems will be competitive if we provide, at a reasonable price to subscribers, superior technical performance, superior customer service and a greater variety of video programming and other communications services than are available from our competitors.

     Modifications to federal law in 1996 changed the regulatory environment in which our cable communications systems operate. Federal law now allows local telephone companies to provide directly to subscribers a wide variety of services that are competitive with our cable communications services. Some local telephone companies:

     o provide video services within and outside their telephone service areas through a variety of methods, including broadband cable networks, satellite program distribution and wireless transmission facilities,

     o have announced plans to construct and operate cable communications systems in various states.

     A local telephone company, Ameritech, has obtained approximately 14 cable franchises in communities in Michigan that we also serve. It competes directly with us in these areas by providing video and other broadband communications services to subscribers. New facilities-based competitors such as RCN Corporation and Knology Holdings, Inc. are now offering cable and related communications services in several areas where we hold franchises.

     Local telephone companies and other businesses construct and operate communications facilities that provide access to the Internet and distribute interactive computer-based services, data and other non-video services to homes and businesses. These competitors are not required, in certain circumstances, to comply with some of the material obligations imposed upon our cable systems under our franchises. We cannot predict the likelihood of success of competing video or broadband service ventures by local telephone companies or other businesses. Nor can we predict the impact of these competitive ventures on our cable communications systems and other businesses.

     We operate each of our cable communications systems pursuant to a non-exclusive franchise that is issued by the community's governing body such as a city council, a county board of supervisors or a state regulatory agency. Federal law prohibits franchising authorities from unreasonably denying requests for additional franchises, and it permits franchising authorities to operate cable systems. Companies that traditionally have not provided cable services and that have substantial financial resources (such as public utilities that own certain of the poles to which our cables are attached) may also obtain cable franchises and may provide competing communications services.

     In the past few years, Congress has enacted legislation and the FCC has adopted regulatory policies intended to provide a more favorable operating environment for existing and new technologies that provide, or have the potential to provide, substantial competition to cable communications systems. These technologies include direct broadcast satellite service, commonly known as DBS, among others. According to recent government and industry reports, conventional, medium and high-power satellites currently provide video programming to over 10.6 million individual households, condominiums, apartment and office complexes in the United States. DBS providers with medium and high-power satellites typically offer to their subscribers more than 150 channels of programming, including program services similar to those provided by cable systems.

     DBS systems use video compression technology to increase channel capacity and digital technology to improve the quality of the signals transmitted to their subscribers. DBS service currently has certain competitive advantages and disadvantages compared to cable service. Advantages of DBS service include more programming, greater channel capacity and the digital quality of signals delivered to subscribers. The disadvantages of DBS service include high up-front customer equipment and installation costs and a lack of local programming and local service.

     Two major companies are currently offering nationwide high-power DBS services. Both companies have recently announced separate transactions that, if completed, may significantly enhance the number of channels on which they can provide programming to subscribers and may improve significantly their competitive positions against cable operators. We are unable to predict the effect these transactions may have on our business and operations.

     Our cable systems also compete for subscribers with SMATV systems. SMATV systems typically are not subject to regulation like local franchised cable operators. SMATV systems offer subscribers both improved reception of local television stations and many of the same satellite-delivered programming services offered by franchised cable systems. In addition, some SMATV operators are developing and/or offering packages of telephony, data and video services to private residential and commercial developments. SMATV system operators often enter into exclusive service agreements with building owners or homeowners' associations, although some states have enacted laws to provide franchised cable systems access to these complexes. Courts have reviewed challenges to these laws and have reached varying results. Our ability to compete for subscribers in residential and commercial developments served by SMATV system operators is uncertain. However, we are developing competitive packages of services (video, data and telephony) to offer to these residential and commercial developments.

     Cable systems also compete with MMDS or wireless cable systems, which are authorized to operate in areas served by our cable systems. Federal law significantly limits certain local restrictions on the use of roof-top, satellite and microwave antennae to receive satellite programming and over-the-air broadcasting services.

     Many of our cable systems are currently offering, or plan to offer, interactive online computer services to subscribers. These cable systems will compete with a number of other companies, many of whom have substantial resources, such as:

     o    existing Internet service providers, commonly known as ISPs,

     o    local telephone companies,

     o    long distance telephone companies.

     Recently, a number of companies, including telephone companies and ISP's, have requested local authorities and the FCC to require cable operators to provide access to cable's broadband infrastructure so that these companies may deliver Internet services directly to customers over cable facilities. In a recent report to Congress, the FCC declined to institute an administrative proceeding to examine this issue at this time. At the present time, several local jurisdictions are attempting to impose access obligations on a cable operator as a condition for obtaining municipal consent for franchise transfers; however, such conditions are currently being challenged in court. It is expected that the FCC, Congress, and state and local regulatory authorities will continue to consider actions in this area.

     The deployment of Asymmetric Digital Subscriber Line technology, known as ADSL, will allow Internet access to subscribers at data transmission speeds equal to or greater than that of modems over conventional telephone lines. Several telephone companies are introducing ADSL service and have requested the FCC to allow them to provide high-speed broadband services, including interactive online services, without regard to present service boundaries and other regulatory restrictions. We are unable to predict the likelihood of success of the online services offered by our competitors or the impact on our business and operations of these competitive ventures.

     We expect advances in communications technology, as well as changes in the marketplace and the regulatory and legislative environment to occur in the future. We refer you to page 10 of this Annual Report for a detailed discussion of legislative and regulatory factors. Other new technologies and services may develop and may compete with services that our cable communications systems offer. Consequently, we are unable to predict the effect that ongoing or future developments might have on our business and operations.

Electronic Retailing

     QVC is a domestic and international electronic media general merchandise retailer which produces and distributes merchandise-focused television programs, via satellite, to affiliated video program providers for retransmission to subscribers. At QVC, program hosts describe and demonstrate the products and viewers place orders directly with QVC. We own 57% of QVC.

     Revenue Sources

     QVC sells a variety of consumer products and accessories including jewelry, housewares, electronics, apparel and accessories, collectibles, toys and cosmetics. It purchases, or obtains on consignment, products from domestic and foreign manufacturers and wholesalers, often on favorable terms based on the volume of the transactions. QVC intends to continue introducing new products and product lines. QVC does not depend upon any one particular supplier for any significant portion of its inventory.

     Viewers place orders to purchase QVC merchandise by calling a toll-free telephone number. QVC uses automatic call distributing equipment to distribute calls to its operators. The majority of all payments for purchases are made with a major credit card or QVC's private label credit card. QVC's private label credit card program is serviced by an unrelated third party. QVC ships merchandise promptly from its distribution centers, typically within 24 hours after receipt of an order. QVC's return policy permits customers to return, within 30 days, any merchandise purchased for a full refund of the purchase price and original shipping charges.

     Distribution Channels

     In the United States, QVC is transmitted live 24 hours a day, 7 days a week, to approximately 58 million cable television homes. Approximately 1.5 million additional cable television homes receive QVC on a less than full time basis. Approximately 9.8 million home satellite dish users receive QVC programming. The QVC program schedule consists of one-hour and multi-hour program segments. Each program theme is devoted to a particular category of product or lifestyle. From time to time, special program segments are devoted to merchandise associated with a particular celebrity, event, geographical region or seasonal interest.

     QVC sells products over electronic media in Germany, the United Kingdom and Ireland. In the UK and Ireland, this service currently reaches over 7.3 million cable television and home satellite dish-served homes. In Germany, this service currently is available to over 14 million cable television and home satellite dish-served homes. However, we estimate that only 4.6 million homes in Germany have programmed their television sets to receive this service.

     QVC also offers an interactive shopping service, iQVC, on the Internet. The iQVC service offers a diverse array of merchandise, on-line, 24 hours a day, 7 days a week. iQVC also maintains a mailing list which e-mails product news to subscribers.

     QVC Transmission

     An exclusive, protected, non-preemptible transponder on a communications satellite transmits the QVC domestic signal. QVC subleases transponders for the transmission of its signals to the UK and Germany. Each communications satellite has a number of separate transponders. If our transponder fails, QVC's signal will be transferred to a spare transponder. If no transponder is available, the signal will be transferred to a preemptible transponder located on the same satellite or, if available, to a transponder on another satellite owned by the same lessor. The transponder cannot be preempted in favor of a user of a "protected" transponder that has failed. QVC has never had an interruption in programming due to transponder failure. Because it has the exclusive use of a protected, non-preemptible transponder, interruption is unlikely to occur. However, we cannot offer assurances that there will not be an interruption or termination of satellite transmission due to transponder failure. Interruption or termination could have a material adverse effect on QVC.

     Program Providers

     We have entered into affiliation agreements with video program providers in the US to carry QVC programming. Generally, there are no additional charges to subscribers for the distribution of QVC. In return for carrying QVC, each programming provider receives an allocated portion, based upon market share, of up to five percent of the net sales of merchandise sold to customers located in the programming provider's service area. The terms of most affiliation agreements are automatically renewable for one-year terms unless terminated by either party on at least 90 days notice prior to the end of the term. Affiliation agreements covering most of QVC's cable television homes can be terminated in the sixth year of their respective terms by the programming provider unless the programming provider earns a specified minimum level of sales commissions. QVC's sales are currently at levels that meet minimum requirements. The affiliation agreements provide for the programming provider to broadcast commercials regarding QVC on other channels and to distribute QVC's advertising material to subscribers. As of December 31, 1998, approximately 27% of the total homes reached by QVC were attributable to QVC's affiliation agreements with us and TeleCommunications, Inc., the indirect owner of a 43% interest in QVC, and their respective subsidiaries.

     If QVC can successfully negotiate with programming providers, then renewal of these affiliation agreements will be on favorable terms. QVC competes for cable channels against similar electronic retailing programming, as well as against alternative programming supplied by other sources, including news, public affairs, entertainment and sports programmers. QVC's business depends on its affiliation with programming providers for the transmission of QVC programming. If a significant number of homes are no longer served because of termination or non-renewal of affiliation agreements, our financial results could be adversely affected. QVC has incentive programs to induce programming providers to enter into or extend affiliation agreements or to increase the number of homes under existing affiliation agreements. These incentives include various forms of marketing, launch and equipment purchase support. QVC will continue to recruit additional programming providers and seek to enlarge its audience. Despite these efforts, it is difficult to both renew or reach affiliation agreements with programming providers.

     Competition

     QVC operates in a highly competitive environment. As a general merchandise retailer, QVC competes for consumer expenditures and interest with the entire retail industry, including department, discount, warehouse and specialty stores, mail order and other direct sellers, shopping center and mall tenants and conventional retail stores. Many of QVC's competitors are connected in chain or franchise systems. On television, QVC competes with other satellite-transmitted programs for channel space and viewer loyalty. We believe that, until digital compression is utilized on a large-scale basis, most programming providers will not devote more than two channels to televised shopping and may allocate only one. Large-scale use of digital compression is several years in the future. Many systems have limited channel capacity and may be precluded from adding any new programs at the present time. The development and use of digital compression is expected to provide programming providers with greater channel capacity. Greater channel capacity would increase the opportunity for QVC, in addition to other home shopping programs, to be distributed on additional channels.

                          ---------------------------

Other Programming Investments

     We have made investments in cable television networks and other programming related enterprises as a means of generating additional revenues and subscriber interest. Our programming investments as of December 31, 1998 include:

                                                                                                  Ownership
Investment                                                Description                            Percentage
-----------------------------      ----------------------------------------------------------    -----------
CN8-The Comcast Network            Regional and local programming                                     100.0%
Comcast SportsNet                  Regional sports programming and events                              46.4%
E! Entertainment                   Entertainment-related news and original programming                 39.7%
The Golf Channel                   Golf-related programming                                            43.3%
Outdoor Life                       Outdoor activities                                                  16.8%
Speedvision                        Automotive, marine and aviation                                     14.8%
Sunshine Network                   Regional sports, public affairs and general entertainment           13.0%
Viewer's Choice                    Pay-per-view programming                                            11.1%

                           ---------------------------

     CN8-The Comcast Network

     We created CN8-The Comcast Network, our regional programming service, in late 1996. We deliver CN8 to more than 2.0 million cable subscribers in Pennsylvania, New Jersey and Maryland. CN8 provides original programming, including local and regional news and public affairs, regional sports, health and cooking and family-oriented programming.

     Comcast SportsNet

     In July 1996, we acquired a 66% interest in Comcast Spectacor, L.P., a partnership that owns the Philadelphia Flyers NHL hockey team, the Philadelphia 76ers NBA basketball team, and their arenas. In October 1997, Comcast- Spectacor and the owner of the Philadelphia Phillies major league baseball team launched Comcast SportsNet, a 24-hour regional sports programming network which provides sports related programming, including Flyers, 76ers and Phillies games to approximately 2.6 million viewers in the Philadelphia region. Comcast SportsNet has entered into affiliation agreements with many of the video program providers in the Philadelphia television market. Comcast SportsNet is delivered to affiliates terrestrially.

     E! Entertainment

     E! Entertainment is our entertainment-related news and information service with distribution to approximately 53 million customers as of December 31, 1998. E! Entertainment seeks to attract viewers based on international interest in Hollywood and entertainment industry news, information and features. We obtained a controlling interest in E! Entertainment in March 1997.

     The Golf Channel

     The  Golf  Channel  is  a  24-hour  network  devoted  exclusively  to  golf
programming.   The  programming  schedule  includes  live  golf  coverage,  golf instruction programs and golf news.

     Outdoor Life and Speedvision

     Outdoor Life presents programming consisting primarily of outdoor life themes. Speedvision presents a variety of programming of interest to automobile, boat and airplane enthusiasts including news, historical and other information and event coverage.

     The Sunshine Network

     The Sunshine Network is a regional sports and public affairs network, providing programming emphasizing Florida's local sports teams and events in Florida. Programming rights on the network include eight professional teams, including the Orlando Magic and Miami Heat NBA basketball teams and the Tampa Bay Lightning NHL hockey team.

     Viewer's Choice

     Viewer's Choice is the brand-name of a cable operator-controlled buying cooperative for pay-per-view programming.

     Internet Related Investments

     We have made investments in various Internet-based programming-related enterprises to participate in the growing interest among consumers in this new media distribution system.
                           ---------------------------

                           LEGISLATION AND REGULATION

Cable Communications

     The Communications Act of 1934 establishes a national policy to regulate the development and operation of cable communications systems. The Communications Act allocates responsibility for enforcing federal policies among the FCC, and state and local governmental authorities. The courts, especially the federal courts, play an important oversight role as these statutory and regulatory provisions are interpreted and enforced by the various federal, state and local governmental units.

     We expect that court actions and regulatory proceedings will refine the rights and obligations of various parties, including the government, under the Communications Act. The results of these judicial and administrative proceedings may materially affect our business operations. In the following paragraphs, we summarize the principal federal laws and regulations materially affecting the growth and operation of the cable communications industry. We also provide a brief description of certain state and local laws applicable to our businesses.

     The Communications Act and FCC Regulations

     The Communications Act and the regulations and policies of the FCC affect significant aspects of our cable system operations, including:

     o    subscriber rates,

     o the content of programming we offer our subscribers, as well as the way we sell our program packages to subscribers and other video program providers,

     o the use of our cable systems by local franchising authorities, the public and other unrelated third parties,

     o    our franchise agreements with governmental authorities,

     o    cable system ownership limitations and prohibitions,

     o    our use of utility poles and conduit.

     Subscriber Rates

     The Communications Act and the FCC's regulations and policies limit the ability of cable systems to raise rates for basic services and equipment, as well as for certain non-basic cable programming services, in communities that are not subject to effective competition, as defined by federal law. Where there is no effective competition, federal law gives franchising authorities the power to regulate the monthly rates charged by the operator for:

     o the lowest level of programming service, typically called basic service, which generally includes local broadcast channels and public access or governmental channels required by the operator's franchise,

     o the installation, sale and lease of equipment used by subscribers to receive basic service, such as converter boxes and remote control units.

     Several years ago the FCC adopted detailed rate regulations, guidelines and rate forms that we and the franchising authority must use in connection with the regulation of our basic service and equipment rates. If the franchising authority concludes that our rates are not in accordance with the FCC's rate regulations, it may require us to reduce our rates and to refund overcharges to subscribers, with interest. We may appeal adverse rate decisions to the FCC. The Communications Act and FCC regulations also permit franchising authorities to file complaints with the FCC concerning rates we charge for certain non-basic cable programming service tiers.

     The Communications Act and the FCC's regulations also:

     o    prohibit   regulation  of  rates   charged  by  cable   operators  for
          programming offered on a per channel or per program basis, and for certain multi-channel groups of new non-basic programming,

     o eliminate rate regulation of non-basic cable programming service tiers after March 31, 1999, although Congress may consider legislation to extend the period during which non-basic rates remain subject to regulation,

     o require operators to charge uniform rates throughout each franchise area that is not subject to effective competition,

     o prohibit regulation of non-predatory bulk discount rates offered by operators to subscribers in commercial and residential developments,

     o permit regulated equipment rates to be computed by aggregating costs of broad categories of equipment at the franchise, system, regional or company level.

     Over the past few years, we have reached agreements with various regulatory bodies to resolve outstanding rate disputes. In addition to the "social contract" we reached with the FCC, we settled pending local rate proceedings in 1998 involving our basic service rates in certain of our systems. We believe that the resolution of these proceedings did not have a material adverse impact on our financial position, results of operations or liquidity.

     Content Requirements

     The Communications Act and the FCC's regulations contain broadcast signal carriage requirements that allow local commercial television broadcast stations:

     o to elect once every three years to require a cable communications system to carry the station, subject to certain exceptions, or

     o to negotiate with us on the terms by which we carry the station on our cable communications system, commonly called retransmission consent.

     The Communications Act requires a cable operator to devote up to one-third of its activated channel capacity for the mandatory carriage of local commercial television stations. The Communications Act also gives local non-commercial television stations mandatory carriage rights; however, such stations are not given the option to negotiate retransmission consent for the carriage of their signals by cable systems. Additionally, cable systems must obtain retransmission consent for:

     o all "distant" commercial television stations (except for commercial satellite-delivered independent "superstations" such as WGN),

     o    commercial radio stations,

     o    certain low-power television stations.

     The FCC has also initiated an administrative proceeding to consider the requirements, if any, for the mandatory carriage of digital television signals offered by local broadcasters. We are unable to predict the outcome of this proceeding or the impact of any new carriage requirements on the operation of our cable systems.

     The Communications Act requires our cable systems to permit subscribers to purchase video programming on a per channel or a per program basis without the necessity of subscribing to any tier of service, other than the basic cable service tier. However, we are not required to comply with this requirement until 2002 for any of our cable systems that do not have addressable converter boxes or have other substantial technological limitations. A limited number of our systems do not have the technological capability to offer programming in the manner required by the statute and thus currently are exempt from complying with this requirement.

     To increase competition between cable operators and other video program distributors, the Communications Act:

     o precludes any satellite video programmer affiliated with a cable company, or with a common carrier providing video programming directly to its subscribers, from favoring an affiliated company over competitors,

     o    requires   such   programmers   to  sell   their   satellite-delivered
          programming to other video program distributors,

     o limits the ability of such programmers to offer exclusive programming arrangements to their affiliates.

     In two  recent  administrative  determinations,  the FCC's  Cable  Services
Bureau concluded that the program access rules did not apply to terrestrially-delivered programming, such as Comcast SportsNet. These matters are expected to be reviewed by the FCC.

     The FCC and Congress are presently considering proposals that may enhance the ability of DBS providers and other video program distributors to gain access to additional programming and to transmit local broadcast signals to local markets. These proposals, if adopted, will likely increase competition to our cable systems.

     The Communications Act contains restrictions on the transmission by cable operators of obscene or indecent programming. It requires cable operators to block fully both the video and audio portion of sexually explicit or indecent programming on channels that are primarily dedicated to sexually oriented programming or alternatively to carry such programming only at "safe harbor" time periods. A three-judge federal district recently determined that this provision was unconstitutional; however, the federal government announced that it will appeal the lower court's ruling.

     The FCC actively regulates other aspects of our programming, involving such areas as:

     o our use of syndicated and network programs and local sports broadcast programming,

     o    advertising in children's programming,

     o    political advertising,

     o    origination cablecasting,

     o    sponsorship identification,

     o    closed captioning of video programming.

     Use of Our Cable Systems by The Government and Unrelated Third Parties

     The Communications Act allows franchising authorities and unrelated third parties to have access to our cable systems' channel capacity. For example, it:

     o    permits  franchising  authorities  to require  cable  operators to set
          aside  channels  for  public,   educational  and  governmental  access
          programming;

     o requires a cable system with 36 or more activated channels to designate a significant portion of its channel capacity for commercial leased access by third parties to provide programming that may compete with services offered by the cable operator.

The FCC regulates various aspects of third party commercial use of channel capacity on our cable systems, including the rates and certain terms and conditions of the commercial use. The FCC is also considering proposals by various Internet service providers to gain access to our cable systems on a common carrier basis. We cannot predict if such proposals will be adopted or whether, if adopted, they will have a material impact upon our business operations.

     Franchise Matters

     Although franchising matters are normally regulated at the local level through a franchise agreement and/or a local ordinance, the Communications Act provides oversight and guidelines to govern our relationship with local franchising authorities. For example, the Communications Act:

     o    affirms  the  right  of  franchising   authorities  (state  or  local,
          depending on the practice in individual states) to award one or more franchises within their jurisdictions,

     o generally prohibits us from operating in communities without a franchise,

     o    encourages competition with our existing cable systems by:

          o    allowing   municipalities   to  operate  cable  systems   without
               franchises,

          o    preventing   franchising   authorities  from  granting  exclusive
               franchises or from unreasonably refusing to award additional franchises covering an existing cable system's service area.

     o permits local authorities, when granting or renewing our franchises, to establish requirements for cable-related facilities and equipment, but prohibits franchising authorities from establishing requirements for specific video programming or information services other than in broad categories,

     o permits us to obtain modification of our franchise requirements from the franchise authority or by judicial action if warranted by changed circumstances,

     o    generally prohibits franchising authorities from:

          o    imposing   requirements  during  the  initial  cable  franchising
               process or during franchise renewal that require, prohibit or restrict us from providing telecommunications services,

          o imposing franchise fees on revenues we derive from providing telecommunications services over our cable systems, or

          o restricting our use of any type of subscriber equipment or transmission technology.

     o limits our payment of franchise fees to the local franchising authority to 5% of our gross revenues derived from providing cable services over our cable system.

     The Communications Act contains procedures designed to protect us against arbitrary denials of the renewal of our franchises, although a franchising authority under various conditions could deny us a franchise renewal. Moreover, even if our franchise is renewed, the franchising authority may seek to impose upon us new and more onerous requirements such as significant upgrades in facilities and services or increased franchise fees as a condition of renewal. Similarly, if a franchising authority's consent is required for the purchase or sale of our cable system or franchise, the franchising authority may attempt to impose more burdensome or onerous franchise requirements on us in connection with a request for such consent. Historically, cable operators providing satisfactory services to their subscribers and complying with the terms of their franchises have typically obtained franchise renewals. We believe that we have generally met the terms of our franchises and have provided quality levels of service. We anticipate that our future franchise renewal prospects generally will be favorable.

     Various courts have considered whether franchising authorities have the legal right to limit the number of franchises awarded within a community and to impose certain substantive franchise requirements (e.g. access channels, universal service and other technical requirements). These decisions have been inconsistent and, until the United States Supreme Court rules definitively on the scope of cable operators' First Amendment protections, the legality of the franchising process generally and of various specific franchise requirements is likely to be in a state of flux.

     Ownership Limitations

     The Communications Act generally prohibits us from owning or operating a SMATV or wireless cable system in any area where we provide franchised cable service. We may, however, acquire and operate SMATV systems in our franchised service areas if the programming and other services provided to SMATV subscribers are offered according to the terms and conditions of our franchise agreement.

     The Communications Act also authorizes the FCC to impose nationwide limits on the number of subscribers under the control of a cable operator. While a federal district court has declared this limitation to be unconstitutional and delayed its enforcement, the FCC recently reconsidered its cable ownership regulations and:

     o    reaffirmed  its  30%  nationwide   subscriber   ownership  limit,  but
          maintained its voluntary stay on enforcement of that regulation pending further action,

     o    reaffirmed   its   subscriber    ownership    information    reporting
          requirements,

     o opened an administrative proceeding to reevaluate its cable television attribution rules.

Also pending on appeal is a challenge to the statutory and FCC regulatory limitations on the number of channels that can be occupied on a cable system by a video programmer in which a cable operator has an attributable ownership interest. We are unable to predict the outcome of these judicial and regulatory proceedings or the impact of any ownership restrictions on our business and operations.

     The Communications Act eliminated the statutory prohibition on the common ownership, operation or control of a cable system and a television broadcast station in the same market. While the FCC has eliminated its regulations which precluded the cross-ownership of a national broadcasting network and a cable system, it has not yet completed its review of other regulations which prohibit the common ownership of other broadcasting interests and cable systems in the same geographical areas.

     Amendments to the Communications Act made far-reaching changes in the relationship between local telephone companies and cable service providers. These amendments:

     o eliminated federal legal barriers to competition in the local telephone and cable communications businesses, including allowing local telephone companies to offer video services in their local telephone service areas;

     o    preempted  legal  barriers  to  telecommunications   competition  that
          previously existed in state and local laws and regulations;

     o set basic standards for relationships between telecommunications providers; and

     o generally limited acquisitions and prohibited certain joint ventures between local telephone companies and cable operators in the same market.

     Local telephone companies may provide service as traditional cable operators with local franchises or they may opt to provide their programming over unfranchised "open video systems," subject to certain conditions, including, but not limited to, setting aside a portion of their channel capacity for use by unaffiliated program distributors on a non-discriminatory basis. A federal appellate court recently overturned various parts of the FCC's open video rules, including the FCC's preemption of local franchising requirements for open video operators. We expect the FCC to modify its open video rules to comply with the federal court's decision, but we are unable to predict the impact any rule modifications may have on our business and operations.

     Pole Attachment Regulation

     The Communications Act requires the FCC to regulate the rates, terms and conditions imposed by public utilities for cable systems' use of utility pole and conduit space unless state authorities demonstrate to the FCC that they adequately regulate pole attachment rates, as is the case in certain states in which we operate. In the absence of state regulation, the FCC administers pole attachment rates on a formula basis. The FCC's current rate formula, which is being reevaluated by the FCC, governs the maximum rate certain utilities may charge for attachments to their poles and conduit by cable operators providing only cable services and, until 2001, by certain companies providing telecommunications services. The FCC also adopted a second rate formula that will be effective in 2001 and will govern the maximum rate certain utilities may charge for attachments to their poles and conduit by companies providing telecommunications services, including cable operators.

     Any resulting increase in attachment rates due to the FCC's new rate formula will be phased in over a five-year period in equal annual increments, beginning in February 2001. Several parties have requested the FCC to reconsider its new regulations and several parties have challenged the new rules in court. A federal district court recently upheld the constitutionality of the new statutory provision which requires that utilities provide cable systems and telecommunications carriers with nondiscriminatory access to any pole, conduit or right-of-way controlled by the utility; the utilities involved in that litigation have appealed the lower court's decision. We are unable to predict the outcome of this litigation or the ultimate impact of any revised FCC rate formula or of any new pole attachment rate regulations on our business and operations.

     Other Regulatory Requirements of the
     Communications Act and the FCC

     The Communications Act also includes provisions, among others, regulating:

     o    customer service,

     o    subscriber privacy,

     o    marketing practices,

     o    equal employment opportunity,

     o    technical standards and equipment compatibility.

     The FCC actively regulates other parts of our cable operations, involving such areas as:

     o    hiring and promotion of employees and use of outside vendors,

     o    consumer protection and customer service,

     o    technical standards and testing of cable facilities,

     o    consumer electronics equipment compatibility,

     o    registration of cable systems,

     o    maintenance of various records and public inspection files,

     o    microwave frequency usage,

     o    antenna structure notification, marking and lighting.

     The FCC may enforce its regulations through the imposition of substantial fines, the issuance of cease and desist orders and/or the imposition of other administrative sanctions, such as the revocation of FCC licenses needed to operate certain transmission facilities often used in connection with cable operations. The FCC has ongoing rulemaking proceedings that may change its existing rules or lead to new regulations. We are unable to predict the impact that any further FCC rule changes may have on our business and operations.

     Other bills and administrative proposals pertaining to cable communications have previously been introduced in Congress or have been considered by other governmental bodies over the past several years. It is probable that further attempts will be made by Congress and other governmental bodies relating to the regulation of cable communications services.

Copyright

     Our cable communications systems provide our subscribers with local and distant television and radio broadcast signals which are protected by the copyright laws. We generally do not obtain a license to use this programming directly from the owners of the programming, but comply with an alternative federal copyright licensing process. In exchange for filing certain reports and contributing a percentage of our revenues to a federal copyright royalty pool, we obtain blanket permission to retransmit copyrighted material.

     In a report to Congress, the U.S. Copyright Office recommended that Congress make major revisions to both the cable television and satellite compulsory licenses. The possible simplification, modification or elimination of the compulsory copyright license is the subject of continuing legislative review. The elimination or substantial modification of the cable compulsory license could adversely affect our ability to obtain suitable programming and could substantially increase the cost of programming that remains available for distribution to our subscribers. We cannot predict the outcome of this legislative activity.

     Our cable communications systems often utilize music in the programs we provide to subscribers including local advertising, local origination programming and pay-per-view events. The rights to use this music are controlled by music performance rights societies who negotiate on behalf of their copyright owners for license fees covering each performance. The cable industry and one of these societies have agreed upon a standard licensing agreement covering the performance of music contained in programs originated by cable operators and in pay-per-view events. Negotiations on a similar licensing agreement are in process with another music performance rights organization. Rate courts established by a federal court exist to determine appropriate copyright coverage and payments in the event the parties fail to reach a negotiated settlement. We cannot predict the outcome of these proceedings or the amount of any license fees we may be required to pay for the use of music. We do not believe that the amount of such fees will be significant to our financial position, results of operations or liquidity.

State and Local Regulation

     Our cable systems use local streets and rights-of-way. Consequently, we must comply with state and local regulation which is typically imposed through the franchising process. The terms and conditions of our franchises vary materially from jurisdiction to jurisdiction. Each franchise generally contains provisions governing:

     o    cable service rates,

     o    franchise fees,

     o    franchise term,

     o    system construction and maintenance obligations,

     o    system channel capacity,

     o    design and technical performance,

     o    customer service standards,

     o    franchise renewal,

     o    sale or transfer of the franchise,

     o    territory of the franchisee,

     o    indemnification of the franchising authority,

     o    use and occupancy of public streets,

     o    types of cable services provided.

     A number of states subject cable systems to the jurisdiction of state governmental agencies. Those states in which we operate that have enacted such state level regulation are Connecticut, New Jersey and Delaware. State and local franchising jurisdiction is not unlimited, however; it must be exercised consistently with federal law. The Communications Act immunizes franchising authorities from monetary damage awards arising from the regulation of cable systems or decisions made on franchise grants, renewals, transfers and amendments.

     The summary of certain federal and state regulatory requirements in the preceding pages does not describe all present and proposed federal, state and local regulations and legislation affecting the cable industry. Other existing federal regulations, copyright licensing, and, in many jurisdictions, state and local franchise requirements, are currently the subject of judicial proceedings, legislative hearings and administrative proposals which could change, in varying degrees, the manner in which cable systems operate. Neither the outcome of these proceedings nor their impact upon our cable operations can be predicted at this time.

Content

     The FCC does not directly regulate the content or transmission of programming services like those offered by QVC and E! Entertainment. The FCC does, however, exercise regulatory authority over the satellites and uplink facilities which transmit programming services such as those provided by QVC and E! Entertainment. The FCC has granted, subject to periodic reviews, permanent licenses to QVC for its uplink facilities (and for backup equipment of certain of these facilities) at sufficient power levels for transmission of the QVC service. The

FCC has licensing authority over satellites from which QVC and E! Entertainment obtain transponder capacity, but does not regulate their rates, terms or conditions of service. The FCC could, however, alter the regulatory obligations applicable to satellite service providers. The QVC programming services offered in the UK, Ireland and Germany are regulated by the media authorities in those countries.

                                    EMPLOYEES

     As of December 31, 1998, we had approximately 17,000 employees. Of these employees, approximately 8,800 were associated with cable communications, approximately 5,700 were associated with electronic retailing and approximately 2,500 were associated with other divisions. We believe that our relationships with our employees are good.

ITEM 2       PROPERTIES

     Cable Communications

     A central receiving apparatus, distribution cables, converters, customer service call centers and local business offices are the principal physical assets of a cable communications system. We own or lease the receiving and distribution equipment of each system and own or lease parcels of real property for the receiving sites, customer service call centers and local business offices. In order to keep pace with technological advances, we are maintaining, periodically upgrading and rebuilding the physical components of our cable communications systems.

     Electronic Retailing

     Television studios, customer service call centers, business offices, product warehouses and distribution centers are the principal physical assets of our electronic retailing operations. These assets include QVC's studios and offices, Studio Park, located in West Chester, Pennsylvania. QVC owns the majority of these assets. In order to keep pace with technological advances, QVC is maintaining, periodically upgrading and rebuilding the physical components of our electronic retailing operations. QVC's warehousing and distribution facilities will continue to be upgraded over the next several years.

     We believe that substantially all of our physical assets are in good operating condition.

ITEM 3       LEGAL PROCEEDINGS

     We are subject to legal proceedings and claims which arise in the ordinary course of our business. In the opinion of our management, the amount of ultimate liability with respect to these actions will not materially affect our financial position, results of operations or liquidity.

ITEM 4       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

ITEM 4A      EXECUTIVE OFFICERS OF THE REGISTRANT

     The current term of office of each of our officers expires at the first meeting of our Board of Directors following the next Annual Meeting of Shareholders, presently scheduled to be held in June 1999, or as soon thereafter as each of their successors is elected and qualified. The following table sets forth certain information concerning our principal executive officers, including their ages, positions and tenure as of December 31, 1998:

                                                Officer
Name                              Age            Since                          Position with Comcast
----------------------------   ----------     ------------     --------------------------------------------------------
Ralph J. Roberts                   78             1969         Chairman of the Board of Directors; Director
Julian A. Brodsky                  65             1969         Vice Chairman of the Board of Directors; Director
Brian L. Roberts                   39             1986         President; Director
Lawrence S. Smith                  51             1988         Executive Vice President
John R. Alchin                     50             1990         Senior Vice President; Treasurer
Stanley L. Wang                    58             1981         Senior Vice President; General Counsel; Secretary

                           ---------------------------


     Ralph J. Roberts has served as a Director and as our Chairman of the Board of Directors for more than five years. Mr. Roberts devotes a major portion of his time to our business and affairs. Mr. Roberts has been the President and a Director of Sural Corporation, a privately-held investment company, our controlling shareholder, for more than five years. Mr. Roberts is the father of Brian L. Roberts.

     Julian A. Brodsky has served as a Director and as our Vice Chairman of the Board of Directors for more than five years. Mr. Brodsky devotes a major portion of his time to our business and affairs. Mr. Brodsky presently serves as the Treasurer and as a Director of Sural. Mr. Brodsky is also a Director of RBB Fund, Inc.

     Brian L. Roberts has served as our President and as a Director for more than five years. Mr. Roberts devotes a major portion of his time to our business and affairs. Mr. Roberts presently serves as Vice President and as a Director of Sural. As of December 31, 1998, our shares owned by Sural constituted approximately 76% of the voting power of the two classes of our voting common stock combined. Mr. Roberts has sole voting power over stock representing a majority of voting power of all Sural stock and, therefore, has voting control over Comcast. Mr. Roberts is also a Director of @Home Corporation. Mr. Roberts is a son of Ralph J. Roberts.

     Lawrence S. Smith was named our Executive Vice President in December 1995. Prior to that time, Mr. Smith served as our Senior Vice President for more than five years. Mr. Smith is our Principal Accounting Officer.

     John R. Alchin has served as our Treasurer and as Senior Vice President for more than five years. Mr. Alchin is our Principal Financial Officer.

     Stanley L. Wang has served as our Senior Vice President, Secretary and General Counsel for more than five years.

                                     PART II

ITEM 5       MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
             MATTERS

     Our Class A Special Common Stock is included on Nasdaq under the symbol CMCSK and our Class A Common Stock is included on Nasdaq under the symbol CMCSA. There is no established public trading market for our Class B Common Stock. Our Class B Common Stock can be converted, on a share for share basis, into Class A Special or Class A Common Stock. The following table sets forth, for the indicated periods, the closing price range of the Class A Special and Class A Common Stock as furnished by Nasdaq.

                                                              Class A
                                                              Special                           Class A
                                                      ------------------------------------------------------------
                                                          High           Low               High            Low
1998
First Quarter......................................    $37  3/16      $29   7/8          $36   7/8       $30   1/8
Second Quarter.....................................     41 11/16       33 13/16           40   1/2        32   7/8
Third Quarter......................................     48   3/4       37   3/8           48  1/16        37   1/2
Fourth Quarter.....................................     59             40  9/16           57   7/8        40   1/4
1997
First Quarter......................................    $19   3/8      $16   7/8          $18 15/16       $16   3/8
Second Quarter.....................................     22   1/4       14   5/8           22  3/16        14   1/2
Third Quarter......................................     25   3/4       19   3/4           25   5/8        19 13/16
Fourth Quarter.....................................     32  9/16       25 19/32           32   3/4        25 11/16

                              --------------------

   We began paying quarterly cash dividends on our Class A Common Stock in 1977. Since 1978, we have paid equal dividends on shares of both our Class A Common Stock and our Class B Common Stock. Since December 1986, when the Class A Special Common Stock was issued, we have paid equal dividends on shares of our Class A Special, Class A and Class B Common Stock. We declared dividends of $.0933 for each of the years ended December 31, 1998 and 1997 on shares of our Class A Special, Class A and Class B Common Stock. The declaration and payment of future dividends and their amount depend upon our results of operations, our financial condition and capital needs, and upon contractual restrictions on us and our subsidiaries and other factors.

   If you hold shares of our Class A Special Common Stock, you cannot vote in the election of directors or otherwise, except where class voting is required by law. In that case, if you hold Class A Special Common Stock, you have one vote per share. Generally, if you hold Class A Common Stock, you have one vote per share. If you hold Class B Common Stock, you have 15 votes per share. Generally, including the election of directors, holders of Class A Common Stock and the Class B Common Stock vote as one class except where class voting is required by law. If you hold Class A Common Stock or Class B Common Stock, you have cumulative voting rights.

   As of December 31, 1998, there were 2,381 record holders of our Class A Special Common Stock, 1,760 record holders of our Class A Common Stock and three record holders of our Class B Common Stock.

ITEM 6        SELECTED FINANCIAL DATA

                                                                     Year Ended December 31,
                                                     1998(1)      1997(1)      1996(1)       1995      1994
                                                   -------------------------------------------------------------
                                                          (Dollars in millions, except per share data)
                                                   -------------------------------------------------------------
Statement of Operations Data:
Revenues...........................................   $5,145.3     $4,467.7     $3,612.3    $2,988.1  $1,089.2
Operating income...................................      557.1        466.6        465.9       397.7     213.4
Income (loss) from continuing operations before
     extraordinary items...........................    1,007.7       (182.9)        (6.4)       48.0     (46.1)
Loss from discontinued operations (2)..............       31.4         25.6         46.1        85.8      29.2
Extraordinary items................................       (4.2)       (30.2)        (1.0)       (6.1)    (11.7)
Net income (loss)..................................      972.1       (238.7)       (53.5)      (43.9)    (87.0)

Basic earnings (loss) for common stockholders
  per common share (3)
     Income (loss) from continuing operations
        before extraordinary items.................      $2.67       ($0.58)      ($0.02)      $0.20    ($0.20)
     Loss from discontinued operations (2).........      (0.09)       (0.08)       (0.19)      (0.36)    (0.12)
     Extraordinary items...........................      (0.01)       (0.09)                   (0.03)    (0.05)
                                                   -----------  -----------  -----------  ---------- ---------
     Net income (loss).............................      $2.57       ($0.75)      ($0.21)     ($0.19)   ($0.37)
                                                   ===========  ===========  ===========  ========== =========

Diluted earnings (loss) for common
  stockholders per common share (3)
     Income (loss) from continuing operations
        before extraordinary items.................      $2.50       ($0.58)      ($0.02)      $0.20    ($0.20)
     Loss from discontinued operations (2).........      (0.08)       (0.08)       (0.19)      (0.36)    (0.12)
     Extraordinary items...........................      (0.01)       (0.09)                   (0.03)    (0.05)
                                                   -----------  -----------  -----------  ---------- ---------
     Net income (loss).............................      $2.41       ($0.75)      ($0.21)     ($0.19)   ($0.37)
                                                   ===========  ===========  ===========  ========== =========
Cash dividends declared per common share (3).......    $0.0933      $0.0933      $0.0933     $0.0933   $0.0933

Balance Sheet Data (at year end):
Total assets.......................................  $14,817.4    $11,326.8    $10,660.4    $8,159.9  $5,480.0
Working capital....................................    2,531.7         44.9         15.5       604.6      29.4
Long-term debt.....................................    5,464.2      5,334.1      5,998.3     6,014.8   4,066.0
Stockholders' equity (deficiency)..................    3,815.3      1,646.5        551.6      (827.7)   (726.8)

Supplementary Financial Data:
Operating income before depreciation and
     amortization (4)..............................   $1,496.7     $1,293.1     $1,047.0      $881.0    $459.9
Net cash provided by (used in) (5).................
     Operating activities..........................    1,079.7        855.3        644.5       466.7     339.7
     Financing activities..........................      809.2        283.9        (88.0)    1,785.7   1,089.2
     Investing activities..........................   (1,427.3)    (1,056.5)      (749.5)   (2,060.3) (1,254.4)

----------
(1) You should see "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of events which affect the comparability of the information reflected in this financial data.
(2) In January 1999, we agreed to sell Comcast Cellular Corporation to SBC Communications, Inc. This represents the results of Comcast Cellular which is presented as a discontinued operation for all periods presented.
(3) We have adjusted these for our three-for-two stock split effective February 2, 1994.
(4) Operating income before depreciation and amortization is commonly referred to in our businesses as "operating cash flow." Operating cash flow is a measure of a company's ability to generate cash to service its obligations, including debt service obligations, and to finance capital and other expenditures. In part due to the capital intensive nature of our businesses and the resulting significant level of non-cash depreciation and amortization expense, operating cash flow is frequently used as one of the bases for comparing businesses in the our industries, although our measure of operating cash flow may not be comparable to similarly titled measures of other companies. Operating cash flow does not purport to represent net income or net cash provided by operating activities, as those terms are defined under generally accepted accounting principles, and should not be considered as an alternative to those measurements as an indicator of our performance.
(5) This represents net cash provided by (used in) operating activities, financing activities and investing activities as presented in the our consolidated statement of cash flows.

ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     We have  experienced  significant  growth  in  recent  years  through  both strategic acquisitions and growth in our existing businesses. We have historically met our cash needs for operations through our cash flows from operating activities. Cash requirements for acquisitions and capital expenditures have been provided through our financing activities and sales of long-term investments, as well as our existing cash, cash equivalents and short-term investments.

     In January 1999, we agreed to sell our wholly owned subsidiary, Comcast Cellular Corporation ("Comcast Cellular"), to SBC Communications, Inc. for approximately $400 million in cash and the assumption of approximately $1.3 billion of Comcast Cellular debt. We expect to recognize a pre-tax gain on the sale of approximately $600 million. We expect to complete this sale in the third quarter of 1999 if we receive all the necessary regulatory and other approvals. The results of Comcast Cellular have been presented as a discontinued operation in our consolidated financial statements.

General Developments of Business

     See "General Developments of Business" in Part I and Note 3 to our consolidated financial statements in Item 8.

Liquidity and Capital Resources

     The cable communications and the electronic retailing industries are experiencing increasing competition and rapid technological changes. Our future results of operations will be affected by our ability to react to changes in the competitive environment and by our ability to implement new technologies.
However, we believe that competition and technological changes will not significantly affect our ability to obtain financing.

     We believe that we will be able to meet our current and long-term liquidity and capital requirements, including fixed charges, through our cash flows from operating activities, existing cash, cash equivalents, short-term investments, lines of credit and other external financing.

     Cash, Cash Equivalents and Short-term Investments

     We  have  traditionally   maintained   significant  levels  of  cash,  cash
equivalents and short-term investments to meet our short-term liquidity requirements. Our cash equivalents and short-term investments are recorded at fair value. Cash, cash equivalents and short-term investments as of December 31, 1998 and 1997 were $4.524 billion and $573.0 million, respectively. As of December 31, 1998, our cash, cash equivalents and short-term investments include $3.635 billion of our investments in AT&T Corp. ("AT&T"), Sprint PCS, NTL Incorporated ("NTL"), Tele-Communications, Inc. ("TCI"), Liberty Media Corporation ("Liberty") and TCI Ventures Group, Inc. ("TCI Ventures") (see Notes 3 and 4 to our consolidated financial statements included in Item 8). As of December 31, 1998, $258.5 million of our cash, cash equivalents and short-term investments is restricted to use by subsidiaries under contractual or other arrangements.

     Investments

     See Notes 3 and 4 to our consolidated financial statements included in Item 8.

     We do not have any additional significant contractual funding commitments with respect to any of our investments. However, to the extent we do not fund our investees' capital calls, we expose ourselves to dilution of our ownership interests. We continually evaluate our existing investments as well as new investment opportunities.

     Investment Rights

     In July 1996, we acquired a 66% interest in Comcast Spectacor, L.P. ("Comcast-Spectacor"), the owner of two professional sports teams and two arenas in Philadelphia, Pennsylvania. We have the right to purchase the remaining 34% interest in Comcast-Spectacor from our partner for its pro rata portion of the fair market value (on a going concern basis as determined by an appraisal process) of Comcast-Spectacor. Our partner also has the right to require us to purchase its interests under the same terms. We may pay our partner for such interests in shares of our Class A Special Common Stock, subject to certain restrictions. If our partner exercises its exit rights and we elect not to purchase its interest, we and our partner will use our best efforts to sell Comcast-Spectacor.

     The Walt Disney Company ("Disney"), in certain circumstances, is entitled to cause Comcast Entertainment Holdings LLC (the "LLC"), which is owned 50.1% by us and 49.9% by Disney, to purchase Disney's entire interest in the LLC at its then fair market value (as determined by an appraisal process). If the LLC elects not to purchase Disney's interests, Disney has the right, at its option, to purchase either our entire interest in the LLC or all of the shares of stock of E! Entertainment Television, Inc. ("E! Entertainment") held by the LLC, in each case at fair market value. If Disney exercises its rights, as described above, a portion or all of our $132.8 million aggregate principal amount ten-year, 7% notes payable to Disney (the "Disney Notes") may be replaced with a three year note due to Disney.

     We and Liberty, a majority owned subsidiary of TCI, own approximately 57% and 43%, respectively, of QVC, Inc. ("QVC"), an electronic retailer. We, through a management agreement, are responsible for the day to day operations of QVC. Liberty may, at certain times following February 9, 2000, trigger the exercise of certain exit rights with respect to its investment in QVC. If the exit rights are triggered, we have first right to purchase Liberty's stock in QVC at Liberty's pro rata portion of the fair market value (on a going concern or liquidation basis, whichever is higher, as determined by an appraisal process) of QVC. We may pay Liberty for such stock, subject to certain rights of Liberty to consummate the purchase in the most tax-efficient method available, in cash, our promissory note maturing not more than three years after issuance, our equity securities or any combination thereof. If we elect not to purchase the stock of QVC held by Liberty, then Liberty will have a similar right to purchase the stock of QVC held by us. If Liberty elects not to purchase the stock of QVC held by us, then we and Liberty will use our best efforts to sell QVC.

     We own 55% of MHCP Holdings, L.L.C. ("MHCP Holdings"), an indirect subsidiary of ours which holds cable communications systems serving approximately 644,000 subscribers as of December 31, 1998. The California Public Employees Retirement System ("CalPERS") owns the remaining 45% of MHCP Holdings. At any time after December 18, 2001, CalPERS may elect to liquidate its interest in MHCP Holdings at a price based upon the fair value of CalPERS' interest in MHCP Holdings, adjusted, under certain circumstances, for certain performance criteria relating to the fair value of MHCP Holdings or to our common stock. Except in certain limited circumstances, we have the option to satisfy this liquidity arrangement by purchasing CalPERS' interest for cash, through the issuance of our common stock (subject to certain limitations) or by selling MHCP Holdings.

     Year 2000 Issue

     The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Certain of our computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000 (the "Year 2000 Issue"). If this situation occurs, the potential exists for computer system failure or
miscalculations   by  computer   programs,   which  could  cause  disruption  of
operations.

     We are in the process of evaluating and addressing the impact of the Year 2000 Issue on our operations to ensure that our information technology and business systems recognize calendar Year 2000. We are utilizing both internal and external resources in implementing our Year 2000 program, which consists of the following phases:

     o    Assessment  Phase.   Structured   evaluation,   including  a  detailed
          inventory outlining the impact that the Year 2000 Issue may have on current operations.

     o Detailed Planning Phase. Establishment of priorities, development of specific action steps and allocation of resources to address the issues identified in the Assessment Phase.

     o Conversion Phase. Implementation of the necessary system modifications as outlined in the Detailed Planning Phase.

     o Testing Phase. Verification that the modifications implemented in the Conversion Phase will be successful in resolving the Year 2000 Issue so that all inventory items will function properly, both individually and on an integrated basis.

     o Implementation Phase. Final roll-out of fully tested components into an operational unit.

     Based on an inventory conducted in 1997, we have identified computer systems that will require modification or replacement so that they will properly utilize dates beyond December 31, 1999. Many of our critical systems are new and are already Year 2000 compliant as a result of the recent rebuild of many of our cable communications systems. In addition, we have initiated communications with all of our significant software suppliers and service bureaus to determine their plans for remediating the Year 2000 Issue in their software which we use or rely upon.

     As of December 31, 1998, we are in the Conversion Phase of our Year 2000 remediation program and have entered the Testing Phase with respect to certain of our key systems. Through December 31, 1998, we have incurred approximately $4.7 million in connection with our Year 2000 remediation program. We estimate that we will incur between approximately $8 million to $17 million of additional expense through December 1999 in connection with our Year 2000 remediation program. Our estimate to complete the remediation plan includes the estimated time associated with mitigating the Year 2000 Issue for third party software. However, we cannot guarantee that the systems of other companies on which we rely will be converted on a timely basis, or that a failure to convert by another company would not have a material adverse effect on us.

     Our management will continue to periodically report the progress of our Year 2000 remediation program to the Audit Committee of our Board of Directors. We plan to complete the Year 2000 mitigation by the third quarter of 1999. Our management has investigated and may consider potential contingency plans in the event that our Year 2000 remediation program is not completed by that date.

     The costs of the project and the date on which we plan to complete the Year 2000 modifications and replacements are based on our best estimates, which were derived using assumptions of future events including the continued availability of resources and the reliability of third party modification plans. However, we cannot guarantee that these estimates will be achieved and actual results could differ materially from those plans. Specific factors that may cause such material differences include, but are not limited to, the availability and cost of personnel with appropriate necessary skills and the ability to locate and correct all relevant computer code and similar uncertainties.

     We believe that with modifications to existing software and conversions to new software, the Year 2000 Issue can be mitigated. However, if such modifications and conversions are not made, or are not completed within an adequate time frame, the Year 2000 Issue could have a material adverse impact on our operations.

     Capital Expenditures

     During 1999, we expect to incur approximately $750 million of capital expenditures, including $550 million primarily for the upgrading and rebuilding of certain of our cable communications systems and the deployment of digital converters and cable modems (excluding pending acquisitions), $85 million primarily for the upgrading of QVC's warehousing and distribution facilities and $40 million primarily for the upgrading of our cellular communications systems (assuming the sale of Comcast Cellular closes during the third quarter of 1999). The amount of such capital expenditures for years subsequent to 1999 will depend on numerous factors, many of which are beyond our control. These factors include:
     o whether competition in a particular market necessitates a cable system upgrade,

     o whether a particular cable system has sufficient capacity to handle new product offerings including the offering of cable modem, cable telephony and telecommunications services,

     o whether and to what extent we will be able to recover our investment under FCC rate guidelines and other factors, and

     o whether we acquire additional cable systems in need of upgrading or rebuilding.

     National manufacturers are the primary sources of supplies, equipment and materials utilized in the construction, rebuild and upgrade of our cable communications systems. Costs have increased during recent years and are expected to continue to increase as a result of the need to construct increasingly complex systems, overall demand for labor and other factors. Future increases in such costs may be significant to our financial position, results of operations and liquidity. We anticipate capital expenditures for years subsequent to 1999 will continue to be significant. As of December 31, 1998, we do not have any significant contractual obligations for capital expenditures.

     Financing

     See Notes 5 and 6 to our consolidated financial statements included in Item 8.

     We have historically utilized a strategy of financing our acquisitions through the issuance of our common stock or through the issuance of senior debt at the acquired operating subsidiary level, through the issuance of senior debt at the intermediate holding company and parent company levels and through public offerings of subsidiary stock and debt instruments. As of December 31, 1998 and 1997, our long-term debt, including current portion, was $5.578 billion and $5.466 billion, respectively, of which 18.0% and 17.7%, respectively, was at variable rates.

     Interest Rate Risk Management

     We are exposed to market risk including changes in interest rates. To manage the volatility relating to these exposures, we enter into various derivative transactions pursuant to our policies in areas such as counterparty exposure and hedging practices. Positions are monitored using techniques including market value and sensitivity analyses. We do not hold or issue any derivative financial instruments for trading purposes and are not a party to leveraged instruments. The credit risks associated with our derivative financial instruments are controlled through the evaluation and monitoring of the creditworthiness of the counterparties. Although we may be exposed to losses in the event of nonperformance by the counterparties, we do not expect such losses, if any, to be significant.

     Interest Rate Risk

     The use of interest rate risk management instruments, such as interest rate exchange agreements ("Swaps"), interest rate cap agreements ("Caps") and interest rate collar agreements ("Collars"), is required under the terms of certain of our outstanding debt agreements. Our policy is to manage interest costs using a mix of fixed and variable rate debt. Using Swaps, we agree to exchange, at specified intervals, the difference between fixed and variable interest amounts calculated by reference to an agreed-upon notional principal amount. Caps are used to lock in a maximum interest rate should variable rates rise, but enable us to otherwise pay lower market rates. Collars limit our exposure to and benefits from interest rate fluctuations on variable rate debt to within a certain range of rates.

     The table set forth below summarizes the fair values and contract terms of financial instruments subject to interest rate risk maintained by us as of December 31, 1998 (dollars in millions):

                                                          Expected Maturity Date                          Fair Value at
                                  1999       2000       2001       2002       2003    Thereafter   Total     12/31/98
Debt

Fixed Rate....................      $7.3      $18.3     $227.6     $105.6       $7.3   $3,705.6   $4,071.7   $4,489.0
   Average Interest Rate......      9.0%       8.1%       9.5%       8.6%       9.2%       8.3%       8.4%

Variable Rate.................    $106.2     $185.9     $322.9     $370.5     $520.5              $1,506.0   $1,506.0
   Average Interest Rate......      5.4%       5.6%       5.8%       5.8%       6.1%                  5.9%

Interest Rate Instruments

Variable to Fixed Swaps (1)...     $50.0     $504.1     $127.5     $143.5      $36.7     $200.0   $1,061.8    ($13.3)
   Average Pay Rate...........      5.7%       5.5%       4.9%       4.9%       4.9%       7.7%       5.7%
   Average Receive Rate.......      5.0%       5.0%       5.3%       5.3%       5.4%       5.9%       5.3%
Caps..........................    $240.0                                                            $240.0
   Average Cap Rate...........      7.0%                                                              7.0%
Collar........................                $50.0                                                  $50.0
   Average Cap Rate...........                 6.3%                                                   6.3%
   Average Floor Rate.........                 4.0%                                                   4.0%

(1) Includes $361.8 million of Swaps which become effective in the year 2000 maturing through 2003 and $200.0 million of Swaps which become effective in the year 2000 maturing 2008.

                           ---------------------------

     The notional amounts of interest rate instruments, as presented in the table above are used to measure interest to be paid or received and do not represent the amount of exposure to credit loss. The estimated fair value approximates the proceeds (costs) to settle the outstanding contracts. Interest rates on variable debt are estimated by us using the average implied forward London Interbank Offer Rate ("LIBOR") rates for the year of maturity based on the yield curve in effect at December 31, 1998, plus the borrowing margin in effect for each credit facility at December 31, 1998. Average receive rates on the Variable to Fixed Swaps are estimated by us using the average implied forward LIBOR rates for the year of maturity based on the yield curve in effect at December 31, 1998. While Swaps, Caps and Collars represent an integral part of our interest rate risk management program, their incremental effect on interest expense for the years ended December 31, 1998, 1997 and 1996 was not significant.

     Equity Price Risk

     In connection with the share repurchase programs authorized by our Board of Directors, we sold put options on shares of our Class A Special Common Stock. We sold put options on 2.75 million shares, 2.0 million shares and 1.0 million shares during 1998, 1997 and 1996, respectively. The put options give the holder the right to require us to repurchase such shares at specified prices on specific dates. The put options sold during 1997 and 1996 expired unexercised. The amount we would be obligated to pay to repurchase such shares upon exercise of the put options, totaling $111.2 million and $31.4 million, has been reclassified from additional capital to common equity put options in our December 31, 1998 and 1997 consolidated balance sheet. The difference between the proceeds from the sale of these put options and their estimated fair value was not significant as of December 31, 1998 and 1997.

Statement of Cash Flows

     Cash and cash equivalents increased $461.6 million as of December 31, 1998 from December 31, 1997. The increase in cash and cash equivalents resulted from cash flows from operating, financing and investing activities as explained below.

     Net cash provided by operating activities from continuing operations amounted to $1.080 billion for the year ended December 31, 1998 due principally to our operating income from continuing operations before depreciation and amortization (see "Results of Operations"), including the effects of the consolidation of Comcast-Spectacor effective January 1, 1998 (see Note 3 to our consolidated financial statements included in Item 8), and changes in working capital as a result of the timing of receipts and disbursements.

     Net cash provided by financing activities from continuing operations, which includes borrowings and repayments of debt, as well as the issuances and repurchases of our equity securities, was $809.2 million for the year ended December 31, 1998. During 1998, we borrowed $1.938 billion, consisting primarily of $797.9 million of 6.20% senior notes due 2008 and $827.0 million of subsidiary revolving credit in connection with a refinancing. During 1998, we repaid $1.113 billion of our long-term debt, primarily in connection with the refinancing of certain subsidiary indebtedness. In addition, during 1998, we had net issuances of $28.9 million of our common stock and we paid cash dividends of $36.0 million on our common stock and Series A Preferred Stock. Deferred financing costs of $16.3 million were incurred during 1998 principally in connection with the issuance of the 6.20% senior notes due 2008.

     Net cash used in investing activities from continuing operations was $1.427 billion for the year ended December 31, 1998. Net cash used in investing activities includes acquisitions of cable communications systems, net of cash acquired, of $309.7 million, capital contributions to and purchases of investments of $202.1 million and capital expenditures of $898.9 million, offset by proceeds from the sales of short-term investments and call options of $169.5 million and proceeds from the repayment of a loan by an investee of $74.7 million. The sale of Comcast UK Cable resulted in a reduction to cash and cash equivalents of $140.4 million due to the receipt of approximately 4.8 million shares of NTL in exchange for all of our shares in Comcast UK Cable (see Note 3 to our consolidated financial statements included in Item 8).

Results of Operations

     The effects of our recent acquisitions and the consolidation of Comcast-Spectacor effective January 1, 1998, as well as increased levels of capital expenditures, were to increase significantly our revenues and expenses, resulting in substantial increases in our operating income before depreciation and amortization, depreciation expense, amortization expense and interest expense. Investment income has increased significantly in 1998 as a result of the gains we recognized on the exchange of our interest in Teleport Communications Group Inc. ("Teleport") for AT&T common stock, the Sprint PCS restructuring and the exchange of our interest in Comcast UK Cable for NTL common stock. In addition, our equity in net losses of affiliates has increased principally as a result of losses incurred by Sprint PCS. See "Operating Results by Business Segment" and "Consolidated Analysis".

     Our summarized consolidated financial information for the three years ended December 31, 1998 is as follows (dollars in millions, "NM" denotes percentage is not meaningful):

                                                                      Year Ended
                                                                     December 31,            Increase/(Decrease)
                                                                   1998         1997           $             %
Revenues......................................................   $5,145.3     $4,467.7       $677.6        15.2%
Cost of goods sold from electronic retailing..................    1,462.0      1,270.2        191.8        15.1
Operating, selling, general and administrative expenses.......    2,186.6      1,904.4        282.2        14.8
                                                                 --------      -------     --------
Operating income before depreciation and amortization (1) ....    1,496.7      1,293.1        203.6        15.7
Depreciation..................................................      463.9        404.1         59.8        14.8
Amortization..................................................      475.7        422.4         53.3        12.6
                                                                 --------      -------     --------
Operating income..............................................      557.1        466.6         90.5        19.4
                                                                 --------      -------     --------
Interest expense..............................................      466.7        458.9          7.8         1.7
Investment income.............................................   (1,828.0)      (149.4)     1,678.6          NM
Equity in net losses of affiliates............................      515.9        343.8        172.1        50.1
Gain from equity offering of affiliate........................     (157.8)        (7.7)       150.1          NM
Other expense.................................................        2.9          9.7         (6.8)      (70.1)
Income tax expense............................................      594.0         70.4        523.6          NM
Minority interest.............................................      (44.3)       (76.2)       (31.9)      (41.9)
                                                                 --------      -------     --------
Income (loss) from continuing operations before
   extraordinary items........................................   $1,007.7      ($182.9)    $1,190.6          NM
                                                                 ========      =======     ========

                                                                      Year Ended
                                                                     December 31,            Increase/(Decrease)
                                                                   1997         1996           $             %
Revenues......................................................   $4,467.7     $3,612.3       $855.4        23.7%
Cost of goods sold from electronic retailing..................    1,270.2      1,114.2        156.0        14.0
Operating, selling, general and administrative expenses.......    1,904.4      1,451.1        453.3        31.2
                                                                 --------      -------     --------
Operating income before depreciation and amortization (1) ....    1,293.1      1,047.0        246.1        23.5
Depreciation..................................................      404.1        259.2        144.9        55.9
Amortization..................................................      422.4        321.9        100.5        31.2
                                                                 --------      -------     --------
Operating income..............................................      466.6        465.9          0.7         0.2
                                                                 --------      -------     --------
Interest expense..............................................      458.9        448.4         10.5         2.3
Investment income.............................................     (149.4)      (120.0)        29.4        24.5
Equity in net losses of affiliates............................      343.8        144.8        199.0          NM
Gain from equity offering of affiliate........................       (7.7)       (40.6)       (32.9)      (81.0)
Other expense (income)........................................        9.7        (21.3)        31.0          NM
Income tax expense............................................       70.4        109.0        (38.6)      (35.4)
Minority interest.............................................      (76.2)       (48.0)        28.2        58.8
                                                                 --------      -------     --------
Loss from continuing operations before extraordinary items....    ($182.9)       ($6.4)      $176.5          NM
                                                                 ========      =======     ========

------------
(1) Operating income before depreciation and amortization is commonly referred to in our businesses as "operating cash flow." Operating cash flow is a measure of a company's ability to generate cash to service its obligations, including debt service obligations, and to finance capital and other expenditures. In part due to the capital intensive nature of our businesses and the resulting significant level of non-cash depreciation and amortization expense, operating cash flow is frequently used as one of the bases for comparing businesses in our industries, although our measure of operating cash flow may not be comparable to similarly titled measures of other companies. Operating cash flow does not purport to represent net income or net cash provided by operating activities, as those terms are defined under generally accepted accounting principles, and should not be considered as an alternative to such measurements as an indicator of our performance. See "Statement of Cash Flows" above for a discussion of net cash provided by operating activities.

Operating Results by Business Segment

     The following represent the operating results of our significant business segments, including: "Cable Communications" and "Electronic Retailing." The remaining components of our operations are not independently significant to our consolidated financial position or results of operations (see Note 10 to our consolidated financial statements included in Item 8).

                          ---------------------------

     Cable Communications

     As a result of the acquisition of the cable television operations ("Scripps Cable") of The E.W. Scripps Company (the "Scripps Acquisition"), we commenced consolidating the financial results of Scripps Cable effective November 1, 1996. The following table presents financial information for the years ended December 31, 1998, 1997 and 1996 for our cable communications segment (dollars in millions):

                                                          Year Ended
                                                          December 31,                         Increase
                                                     1998              1997               $                 %
Service income...................................   $2,277.4         $2,073.0           $204.4             9.9%
Operating, selling, general and
     administrative expenses.....................    1,180.8          1,085.3             95.5             8.8
                                                    --------         --------           ------
Operating income before depreciation
     and amortization (a)........................   $1,096.6           $987.7           $108.9            11.0%
                                                    ========         ========           ======

                                                          Year Ended
                                                          December 31,                         Increase
                                                     1997              1996               $                 %
Service income...................................   $2,073.0         $1,641.0           $432.0            26.3%
Operating, selling, general and
     administrative expenses.....................    1,085.3            837.2            248.1            29.6
                                                    --------         --------           ------
Operating income before depreciation
     and amortization (a)........................     $987.7           $803.8           $183.9            22.9%
                                                    ========           ======           ======

---------------
(a) See footnote (1) on page 25.

     Of the respective $204.4 million and $432.0 million increases in service income for the years ended December 31, 1998 and 1997, $30.2 million and $280.4 million are attributable to the effects of the acquisitions of cable communications systems, $31.8 million and $27.1 million are attributable to subscriber growth, $109.0 million and $108.9 million relate to changes in rates, $20.5 million and $8.6 million are attributable to growth in cable advertising sales and $12.9 million and $7.0 million relate to other product offerings.

     Of the respective $95.5 million and $248.1 million increases in operating, selling, general and administrative expenses for the years ended December 31, 1998 and 1997, $15.8 million and $145.3 million are attributable to the effects of the acquisitions of cable communications systems, $48.9 million and $34.9 million are attributable to increases in the costs of cable programming as a result of subscriber growth, additional channel offerings and changes in rates, $5.3 million and $5.9 million are attributable to growth in cable advertising sales, $1.5 million and $15.6 million are attributable to increases in costs associated with customer service and $24.0 million and $46.4 million result from increases in the costs of labor, other volume related expenses and costs associated with new product offerings. We anticipate that the cost of cable programming will increase in the future as cable programming rates increase and additional sources of cable programming become available.

     Electronic Retailing

     The following table sets forth the operating results for our electronic retailing segment (dollars in millions):

                                                          Year Ended
                                                          December 31,                         Increase
                                                     1998              1997               $                 %
Net sales from electronic retailing..............   $2,402.7         $2,082.5           $320.2            15.4%
Cost of goods sold from electronic retailing.....    1,462.0          1,270.2            191.8            15.1
Operating, selling, general and administrative
     expenses....................................      506.5            474.6             31.9             6.7
                                                    --------         --------           ------
Operating income before depreciation
     and amortization (a)........................     $434.2           $337.7            $96.5            28.6%
                                                    ========         ========           ======
Gross margin.....................................       39.2%            39.0%
                                                    ========         ========

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
                                                    ========         ========

---------------
(a) See footnote (1) on page 25.

     The respective increases in net sales from electronic retailing of $320.2 million and $246.7 million for the years ended December 31, 1998 and 1997 are primarily attributable to the effects of 5.6% and 7.4% increases, respectively, in the average number of homes receiving QVC services in the US and 11.8% and 13.7% increases, respectively, in the average number of homes receiving QVC services in the UK.

     An allowance for returned merchandise is provided as a percentage of sales based on historical experience. The return provision was approximately 21% of gross sales for each of the years ended December 31, 1998, 1997 and 1996.

     The increases in cost of goods sold from electronic retailing are primarily related to the growth in net sales. The changes in gross margin between these periods are primarily due to slight changes in product mix from year to year.

     Of the respective increases in operating, selling, general and administrative expenses of $31.9 million and $53.3 million for the years ended December 31, 1998 and 1997, $21.7 million and $30.6 million are attributable to higher sales volume, $3.2 million and $25.5 million are attributable to start-up costs incurred by QVC in Germany, which began operations in the fourth quarter of 1996, and the remaining changes are primarily attributable to additional costs associated with new businesses, offset by the reduction in expenses realized upon consolidation of QVC's multichannel operations in 1996.

                          ---------------------------

     Consolidated Analysis

     The $59.8 million increase in depreciation expense from 1997 to 1998 is primarily attributable to the effects of capital expenditures, the consolidation of Comcast-Spectacor effective January 1, 1998, increased losses on asset disposals in connection with our cable communications rebuild activities and the acquisition of cable communications systems. The $144.9 million increase in depreciation expense from 1996 to 1997 is primarily attributable to the effects of capital expenditures and the effects of the Scripps Acquisition in November 1996.

     The $53.3 million increase in amortization expense from 1997 to 1998 is primarily attributable to the consolidation of Comcast-Spectacor effective January 1, 1998 and the acquisition of cable communications systems. The $100.5 million increase in amortization expense from 1996 to 1997 is primarily attributable to the effects of the Scripps Acquisition in November 1996.

     We anticipate that, for the foreseeable future, interest expense will be a significant cost to us and will have a significant adverse effect on our ability to realize net earnings. We believe we will continue to be able to meet our obligations through our ability both to generate operating income before depreciation and amortization and to obtain external financing.

     The $1.679 billion increase in investment income from 1997 to 1998 is primarily attributable to the $1.092 billion gain recognized on the exchange of our interest in Teleport for AT&T common stock, the $758.5 million gain recognized on the restructuring of Sprint PCS and the $148.3 million gain recognized on the exchange of our interest in Comcast UK Cable for NTL common stock, all recognized in 1998. These gains were partially offset by a $152.8 million loss on certain of our investments based primarily on a decline in value that we considered other than temporary and investment expense of $105.5 million incurred during 1998 related to changes in the value of call options related to our investment in TCI, TCI Ventures and Liberty common stock. The $29.4 million increase in investment income from 1996 to 1997 is primarily attributable to the $68.9 million gain recognized in 1997 on the sale of our Teleport Class A Common Stock, offset, in part, by the $47.3 million gain recognized upon the exchange of the shares of Turner Broadcasting System, Inc. ("TBS") held by us for Time Warner, Inc. ("Time Warner") common stock in 1996 as a result of the merger of Time Warner and TBS in October 1996.

     The $172.1 million and $199.0 million increases in equity in net losses of affiliates from 1997 to 1998 and from 1996 to 1997 are primarily due to losses incurred by Sprint PCS. With the restructuring of Sprint PCS in the fourth quarter of 1998, we will no longer account for our investment in Sprint PCS under the equity method and, as a result, will no longer record our proportionate share of Sprint PCS' net losses in our consolidated statement of operations (see Notes 3 and 4 to our consolidated financial statements included in Item 8).

     During the years ended December 31, 1998, 1997 and 1996, Teleport issued shares of its Class A Common Stock. As a result of these stock issuances, we recorded a $157.8 million, $7.7 million and $40.6 million increase in our proportionate share of Teleport's net assets as a gain from equity offering of affiliate in our 1998, 1997 and 1996 consolidated statement of operations. We recorded the increase in our proportionate share of Teleport's net assets one quarter in arrears.

     The $6.8 million decrease and $31.0 million increase in other expense from 1997 to 1998 and from 1996 to 1997 are primarily attributable to the effects of fluctuations in the foreign currency exchange rate.

     The $523.6 million increase and $38.6 million decrease in income tax expense from 1997 to 1998 and from 1996 to 1997 are primarily attributable to changes in our income before income taxes and minority interest, and non-deductible foreign losses and non-deductible equity in net losses of affiliates.

     The $31.9 million decrease and $28.2 million increase in minority interest income from 1997 to 1998 and from 1996 to 1997 are primarily attributable to minority interests in the net loss of Comcast UK Cable and the net income of QVC, and the effects of the consolidation of Comcast-Spectacor effective January 1, 1998.

     Extraordinary items for the years ended December 31, 1998, 1997 and 1996 of $4.2 million, $30.2 million and $1.0 million, respectively, consist of unamortized debt acquisition costs and debt extinguishment costs, net of related tax benefits, expensed in connection with the redemption and refinancing of certain indebtedness.

     For the years ended December 31, 1998, 1997 and 1996, our distributions from investees and earnings before extraordinary items, income tax expense, equity in net losses of affiliates and fixed charges (interest expense) were $2.584 billion, $690.2 million and $695.8 million, respectively. Such earnings were adequate to cover our fixed charges (including capitalized interest of $18.0 million and $32.1 million during 1997 and 1996, respectively), of $466.7 million, $476.9 million and $480.5 million for the years ended December 31, 1998, 1997 and 1996, respectively. Our fixed charges include non-cash interest expense of $42.5 million, $56.5 million and $51.5 million for the years ended December 31, 1998, 1997 and 1996, respectively.

     We believe that our losses will not significantly affect the performance of our normal business activities because of our existing cash, cash equivalents and short-term investments, our ability to generate operating income before depreciation and amortization and our ability to obtain external financing.

     We believe that our operations are not materially affected by inflation.

ITEM 8        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA





INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
Comcast Corporation
Philadelphia, Pennsylvania

We have audited the accompanying consolidated balance sheet of Comcast Corporation and its subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity (deficiency) and of cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the consolidated financial statements of QVC, Inc. ("QVC") (a consolidated subsidiary) which statements reflect total assets constituting 14% and 19% of the Company's consolidated total assets as of December 31, 1998 and 1997 and total revenues constituting 47%, 47% and 51% of the Company's consolidated revenues for the years ended December 31, 1998, 1997 and 1996, respectively. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included in the Company's consolidated financial statements for QVC, is based solely upon the report of such other auditors.

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

In our opinion, based on our audits and the report of other auditors, such consolidated financial statements present fairly, in all material respects, the financial position of Comcast Corporation and its subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.



Deloitte & Touche LLP

Philadelphia, Pennsylvania
February 22, 1999

COMCAST CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET
(Dollars in millions, except share data)

                                                                                    December 31,
ASSETS                                                                        1998                1997
CURRENT ASSETS
   Cash and cash equivalents.............................................    $870.7               $409.1
   Investments...........................................................   3,653.4                163.9
   Accounts receivable, less allowance for doubtful
     accounts of $120.7 and $108.8.......................................     549.3                439.6
   Inventories, net......................................................     343.8                309.9
   Other current assets..................................................     207.1                155.9
                                                                          ---------            ---------
       Total current assets..............................................   5,624.3              1,478.4
                                                                          ---------            ---------
INVESTMENTS..............................................................     602.4              1,235.8
                                                                          ---------            ---------
PROPERTY AND EQUIPMENT...................................................   3,886.7              3,689.5
   Accumulated depreciation..............................................  (1,362.3)            (1,205.9)
                                                                          ---------            ---------
   Property and equipment, net...........................................   2,524.4              2,483.6
                                                                          ---------            ---------
DEFERRED CHARGES
   Franchise and license acquisition costs...............................   4,763.6              4,847.9
   Excess of cost over net assets acquired and other.....................   3,450.9              3,089.5
                                                                          ---------            ---------
                                                                            8,214.5              7,937.4
   Accumulated amortization..............................................  (2,148.2)            (1,808.4)
                                                                          ---------            ---------
   Deferred charges, net.................................................   6,066.3              6,129.0
                                                                          ---------            ---------
                                                                          $14,817.4            $11,326.8
                                                                          =========            =========
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable and accrued expenses.................................  $1,600.3             $1,095.4
   Accrued interest......................................................      73.5                 72.2
   Net liabilities of discontinued operations............................     165.2                133.6
   Deferred income taxes.................................................   1,140.1
   Current portion of long-term debt.....................................     113.5                132.3
                                                                          ---------            ---------
       Total current liabilities.........................................   3,092.6              1,433.5
                                                                          ---------            ---------
LONG-TERM DEBT, less current portion.....................................   5,464.2              5,334.1
                                                                          ---------            ---------
DEFERRED INCOME TAXES....................................................   1,500.1              1,849.5
                                                                          ---------            ---------
MINORITY INTEREST AND OTHER..............................................     834.0              1,031.8
                                                                          ---------            ---------
COMMITMENTS AND CONTINGENCIES

COMMON EQUITY PUT OPTIONS................................................     111.2                 31.4
                                                                          ---------            ---------
STOCKHOLDERS' EQUITY
   Preferred stock - authorized, 20,000,000 shares; 5% series A
     convertible, no par value; issued, 6,370 at redemption value........      31.9                 31.9
     5.25% series B mandatorily redeemable convertible, $1,000 par value;
     issued, 540,690 and 513,211 at redemption value.....................     540.7                513.2
   Class A special common stock, $1 par value - authorized,
     500,000,000 shares; issued, 328,630,366 and 317,025,969 ............     328.6                317.0
   Class A common stock, $1 par value - authorized,
     200,000,000 shares; issued, 31,690,063 and 31,793,487...............      31.7                 31.8
   Class B common stock, $1 par value - authorized,
     50,000,000 shares; issued, 9,444,375 and 8,786,250 .................       9.4                  8.8
   Additional capital....................................................   3,311.5              3,030.6
   Accumulated deficit...................................................  (1,488.2)            (2,415.9)
   Unrealized gains on marketable securities.............................   1,049.5                140.7
   Cumulative translation adjustments....................................       0.2                (11.6)
                                                                          ---------            ---------
       Total stockholders' equity........................................   3,815.3              1,646.5
                                                                          ---------            ---------
                                                                          $14,817.4            $11,326.8
                                                                          =========            =========

See notes to consolidated financial statements.

COMCAST CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS
(Amounts in millions, except per share data)

                                                                                   Year Ended December 31,
                                                                          1998              1997             1996
REVENUES
   Service income.............................................          $2,742.6         $2,385.2          $1,776.5
   Net sales from electronic retailing........................           2,402.7          2,082.5           1,835.8
                                                                        --------         --------          --------
                                                                         5,145.3          4,467.7           3,612.3
                                                                        --------         --------          --------
COSTS AND EXPENSES
   Operating..................................................           1,410.3          1,204.1             911.8
   Cost of goods sold from electronic retailing...............           1,462.0          1,270.2           1,114.2
   Selling, general and administrative........................             776.3            700.3             539.3
   Depreciation...............................................             463.9            404.1             259.2
   Amortization...............................................             475.7            422.4             321.9
                                                                        --------         --------          --------
                                                                         4,588.2          4,001.1           3,146.4
                                                                        --------         --------          --------
OPERATING INCOME..............................................             557.1            466.6             465.9

OTHER (INCOME) EXPENSE
   Interest expense...........................................             466.7            458.9             448.4
   Investment income..........................................          (1,828.0)          (149.4)           (120.0)
   Equity in net losses of affiliates.........................             515.9            343.8             144.8
   Gain from equity offering of affiliate.....................            (157.8)            (7.7)            (40.6)
   Other......................................................               2.9              9.7             (21.3)
                                                                        --------         --------          --------
                                                                        (1,000.3)           655.3             411.3
                                                                        --------         --------          --------
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE
   INCOME TAX EXPENSE, MINORITY INTEREST AND
   EXTRAORDINARY ITEMS........................................           1,557.4           (188.7)             54.6
INCOME TAX EXPENSE............................................             594.0             70.4             109.0
                                                                        --------         --------          --------
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE
   MINORITY INTEREST AND EXTRAORDINARY ITEMS..................             963.4           (259.1)            (54.4)
MINORITY INTEREST.............................................             (44.3)           (76.2)            (48.0)
                                                                        --------         --------          --------
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE
   EXTRAORDINARY ITEMS........................................           1,007.7           (182.9)             (6.4)

LOSS FROM DISCONTINUED OPERATIONS, net of income tax
   benefit of $19.1 million, $14.8 million and $24.6 million..              31.4             25.6              46.1
                                                                        --------         --------          --------
INCOME (LOSS) BEFORE EXTRAORDINARY ITEMS......................             976.3           (208.5)            (52.5)
EXTRAORDINARY ITEMS ..........................................              (4.2)           (30.2)             (1.0)
                                                                        --------         --------          --------
NET INCOME (LOSS).............................................             972.1           (238.7)            (53.5)
PREFERRED DIVIDENDS...........................................             (29.1)           (14.8)             (0.7)
                                                                        --------         --------          --------
NET INCOME (LOSS) FOR COMMON STOCKHOLDERS.....................            $943.0          ($253.5)           ($54.2)
                                                                        ========         ========          ========
BASIC EARNINGS (LOSS) FOR COMMON STOCKHOLDERS
   PER COMMON SHARE
   Income (loss) from continuing operations before
     extraordinary items......................................             $2.67            ($.58)            ($.02)
   Loss from discontinued operations..........................              (.09)            (.08)             (.19)
   Extraordinary items........................................              (.01)            (.09)
                                                                        --------         --------          --------
     Net income (loss)........................................             $2.57            ($.75)            ($.21)
                                                                        ========         ========          ========
BASIC WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES  OUTSTANDING.................................             366.5            339.0             247.6
                                                                        ========         ========          ========
DILUTED EARNINGS (LOSS) FOR COMMON STOCKHOLDERS
   PER COMMON SHARE
   Income (loss) from continuing operations before
     extraordinary items......................................             $2.50            ($.58)            ($.02)
   Loss from discontinued operations..........................              (.08)            (.08)             (.19)
   Extraordinary items........................................              (.01)            (.09)
                                                                        --------         --------          --------
     Net income (loss)........................................             $2.41            ($.75)            ($.21)
                                                                        ========         ========          ========
DILUTED WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING..................................             403.0            339.0             247.6
                                                                        ========         ========          ========

See notes to consolidated financial statements.

COMCAST CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS
(Dollars in millions)

                                                                                  Year Ended December 31,
                                                                         1998              1997             1996
OPERATING ACTIVITIES
   Net income (loss)..........................................            $972.1          ($238.7)           ($53.5)
   Adjustments to reconcile net income (loss) to
    net cash provided by operating activities from
    continuing operations:
     Depreciation.............................................             463.9            404.1             259.2
     Amortization.............................................             475.7            422.4             321.9
     Non-cash interest expense, net...........................              29.2             32.3              16.8
     Equity in net losses of affiliates.......................             515.9            343.8             144.8
     Gain from equity offering of affiliate...................            (157.8)            (7.7)            (40.6)
     Gains on investments, net................................          (1,758.5)           (81.0)            (69.2)
     Minority interest........................................             (44.3)           (76.2)            (48.0)
     Loss from discontinued operations........................              31.4             25.6              46.1
     Extraordinary items......................................               4.2             30.2               1.0
     Deferred income taxes and other..........................             418.2            (40.6)             15.0
                                                                       ---------        ---------         ---------
                                                                           950.0            814.2             593.5
     Changes in working capital...............................             129.7             41.1              51.0
                                                                       ---------        ---------         ---------

       Net cash provided by operating activities from
          continuing operations...............................           1,079.7            855.3             644.5
                                                                       ---------        ---------         ---------

FINANCING ACTIVITIES
   Proceeds from borrowings...................................           1,938.0          1,951.1             657.5
   Retirement and repayment of debt...........................          (1,113.4)        (2,586.6)           (559.2)
   Issuance of preferred stock................................                              500.0
   Issuances (repurchases) of common stock, net...............              28.9            470.2            (175.9)
   Dividends..................................................             (36.0)           (34.0)            (26.8)
   Deferred financing costs...................................             (16.3)           (16.9)             (5.0)
   Other......................................................               8.0              0.1              21.4
                                                                       ---------        ---------         ---------

       Net cash provided by (used in) financing activities
          from continuing operations..........................             809.2            283.9             (88.0)
                                                                       ---------        ---------         ---------

INVESTING ACTIVITIES
   Acquisitions, net of cash acquired.........................            (309.7)          (170.1)            (24.8)
   Proceeds from sales of short-term investments, net.........             145.9             45.6             210.2
   Capital contributions to and purchases of investments......            (202.1)          (268.7)           (475.4)
   Proceeds from sales of and distributions from investments..              23.6            171.1             165.1
   Proceeds from investees' repayments of loans...............              74.7             30.6
   Capital expenditures.......................................            (898.9)          (795.5)           (554.4)
   Sale of subsidiary, net of cash sold.......................            (140.4)
   Additions to deferred charges..............................            (108.4)           (58.8)            (38.0)
   Other......................................................             (12.0)           (10.7)            (32.2)
                                                                       ---------        ---------         ---------

       Net cash used in investing activities from
          continuing operations...............................          (1,427.3)        (1,056.5)           (749.5)
                                                                       ---------        ---------         ---------

INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS - CONTINUING OPERATIONS...................             461.6             82.7            (193.0)

CASH AND CASH EQUIVALENTS, beginning of year..................             409.1            326.4             519.4
                                                                       ---------        ---------         ---------

CASH AND CASH EQUIVALENTS, end of year........................            $870.7           $409.1            $326.4
                                                                       =========        =========         =========

See notes to consolidated financial statements.

COMCAST CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
(Dollars in millions, except per share data)

                                                                                                           Accumulated Other
                                                                                                      Comprehensive Income (Loss)
                                                                                                      Unrealized
                                                                                                         Gains  Cumulative
                                                                                                          on     Transla-
                                     Preferred Stock         Common Stock                    Accumu-   Marketable  tion
                                    Series    Series  Class A                    Additional   lated      Secur-  Adjust-
                                       A         B    Special  Class A    Class B  Capital   Defici t    ities    ments     Total
BALANCE, JANUARY 1, 1996............$       $          $192.8    $37.7      $8.8   $843.1  ($1,914.3)     $22.2  ($18.0)  ($827.7)
Comprehensive income (loss):
   Net loss.........................                                                           (53.5)
   Unrealized losses on marketable
     securities, net of deferred
     taxes of ($11.9)................                                                                     (22.1)
   Cumulative translation
     adjustments ...................                                                                               12.0
Total comprehensive loss............                                                                                        (63.6)
   Issuance of common stock.........                     97.2                     1,526.3                                 1,623.5
   Issuance of preferred stock...... 31.9                                                                                    31.9
   Exercise of options..............                      0.2      0.2                3.0                                     3.4
   Retirement of common stock.......                     (6.9)    (3.9)             (41.4)    (133.2)                      (185.4)
   Cash dividends, common,
      $.0933 per share..............                                                           (26.1)                       (26.1)
   Cash dividends, Series A
     preferred .....................                                                 (0.7)                                   (0.7)
   Unrecognized gain on issuance of
     common stock of a subsidiary...                                                 11.6                                    11.6
   Temporary equity related to
     put options ...................                                                (17.5)                                  (17.5)
   Proceeds from sales and
     extensions of put options......                                                  2.2                                     2.2
                                    -----    ------    ------    -----      ---- --------  ---------   --------    ----  --------

BALANCE, DECEMBER 31, 1996.......... 31.9               283.3     34.0       8.8  2,326.6   (2,127.1)       0.1    (6.0)    551.6
Comprehensive income (loss):
   Net loss.........................                                                          (238.7)
   Unrealized gains on marketable
     securities, net of deferred
     taxes of $75.8.................                                                                      140.6
   Cumulative translation adjustments                                                                              (5.6)
Total comprehensive loss............                                                                                       (103.7)
   Issuance of common stock.........                     24.9                       475.4                                   500.3
   Issuance of preferred stock......          500.0                                                                         500.0
   Exercise of options..............                      1.0                        14.8                                    15.8
   Conversion of convertible
     subordinated debt to common
     stock..........................                      8.4                       210.1                                   218.5
   Retirement of common stock.......                     (0.6)    (2.2)             (22.3)     (17.7)                       (42.8)
   Cash dividends, common,
     $.0933 per share...............                                                           (32.4)                       (32.4)
   Cash dividends, Series A
     preferred .....................                                                 (1.6)                                   (1.6)
   Series B preferred dividends.....           13.2                                 (13.2)
   Temporary equity related to
     put options ...................                                                 38.2                                    38.2
   Proceeds from sales and
     extensions of put options......                                                  2.6                                     2.6
                                    -----    ------    ------    -----      ---- --------  ---------   --------    ----  --------

BALANCE, DECEMBER 31, 1997.......... 31.9     513.2     317.0     31.8       8.8  3,030.6   (2,415.9)     140.7   (11.6)  1,646.5
Comprehensive income:
   Net income.......................                                                           972.1
   Unrealized gains on marketable
     securities, net of deferred
     taxes of $489.4................                                                                      908.8
   Cumulative translation
     adjustments....................                                                                               11.8
Total comprehensive income..........                                                                                      1,892.7
   Conversion of convertible
     subordinated debt to
     common stock...................                     10.4                       347.2                                   357.6
   Exercise of options..............                      1.4                0.6     33.8                                    35.8
   Retirement of common stock.......                     (0.2)    (0.1)              (2.6)     (10.0)                       (12.9)
   Cash dividends, common,
     $.0933 per share...............                                                           (34.4)                       (34.4)
   Cash dividends, Series A
     preferred......................                                                 (1.6)                                   (1.6)
   Series B preferred dividends.....           27.5                                 (27.5)
   Temporary equity related to put
     options........................                                                (79.8)                                  (79.8)
   Proceeds from sales of put options                                                11.4                                    11.4
                                    -----    ------    ------    -----      ---- --------  ---------   --------    ----  --------

BALANCE, DECEMBER 31, 1998..........$31.9    $540.7    $328.6    $31.7      $9.4 $3,311.5  ($1,488.2)  $1,049.5    $0.2  $3,815.3
                                    =====    ======    ======    =====      ==== ========  =========   ========    ====  ========

See notes to consolidated financial statements.

COMCAST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

1.   BUSINESS

     Comcast Corporation and its subsidiaries (the "Company") is principally engaged in the development, management and operation of broadband cable networks and the provision of programming content.

     Cable communications includes cable and telecommunications services in the United States ("US"). The Company's consolidated cable operations served approximately 4.5 million subscribers and passed approximately 7.4 million homes as of December 31, 1998.

     Programming content is provided through the Company's consolidated subsidiaries, QVC, Inc. ("QVC"), E! Entertainment Television, Inc. ("E! Entertainment") and Comcast SportsNet (see Note 3), and other investments, including The Golf Channel, Speedvision and Outdoor Life. Through QVC, the Company markets a wide variety of products and is available to, on a full and part-time basis, over 70 million homes in the US, over 7.3 million homes in the United Kingdom ("UK") and over 14 million homes in Germany. E! Entertainment is an entertainment-related news and information service with distribution to approximately 53 million customers as of December 31, 1998. Comcast SportsNet is a regional sports programming network which provides sports related programming to approximately 2.6 million viewers in the Philadelphia region.

     In January 1999, the Company agreed to sell its indirect wholly owned subsidiary, Comcast Cellular Corporation ("Comcast Cellular"), to SBC Communications, Inc. for approximately $400 million in cash and the assumption of approximately $1.3 billion of Comcast Cellular debt. As of December 31, 1998, Comcast Cellular provides telephone communications services pursuant to licenses granted by the Federal Communications Commission ("FCC") to more than 829,000 subscribers in and around the City of Philadelphia, the State of Delaware and a significant portion of the State of New Jersey. Revenues for Comcast Cellular were $455.2 million, $444.9 million and $426.1 million for the years ended December 31, 1998, 1997 and 1996, respectively. The sale of Comcast Cellular is expected to close in the third quarter of 1999 subject to the receipt of all necessary regulatory and other approvals. The results of operations of Comcast Cellular have been presented as a discontinued operation in accordance with Accounting Principles Board ("APB") Opinion 30, "Reporting the Results of Operations Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions."

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND OTHER ITEMS

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

     Fair Values
     The estimated fair value amounts presented in these notes to consolidated financial statements have been determined by the Company using available market information and appropriate methodologies. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. The estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. Such fair value estimates are based on pertinent information available to

COMCAST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996 (Continued)


     management   as  of  December  31,  1998  and  1997,   and  have  not  been
     comprehensively revalued for purposes of these consolidated financial statements since such dates.

     Cash Equivalents
     Cash equivalents consist principally of US Government obligations, commercial paper, repurchase agreements and certificates of deposit with maturities of three months or less when purchased. The carrying amounts of the Company's cash equivalents approximate their fair values.

     Inventories - Electronic Retailing
     Inventories, consisting primarily of products held for sale, are stated at the lower of cost or market. Cost is determined by the average cost method, which approximates the first-in, first-out method.

     Investments
     Investments consist principally of equity securities and US Government obligations, commercial paper, repurchase agreements and certificates of deposit with maturities of greater than three months when purchased.

     Investments in entities in which the Company has the ability to exercise significant influence over the operating and financial policies of the investee and investments in partnerships which are not controlled by the
     Company are accounted for under the equity method. Equity method investments are recorded at original cost and adjusted periodically to recognize the Company's proportionate share of the investees' net income or losses after the date of investment, additional contributions made and dividends received. The differences between the Company's recorded investments and its proportionate interests in the book value of the investees' net assets are being amortized to equity in net income or loss, primarily over a period of 20 years, which is consistent with the estimated lives of the underlying assets.

     Unrestricted publicly traded investments are classified as available for sale and recorded at their fair value, with unrealized gains or losses resulting from changes in fair value between measurement dates recorded as a component of other comprehensive income.

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

     Deferred Charges
     Franchise and license acquisition costs are amortized on a straight-line basis over their legal or estimated useful lives of 3 to 40 years. The excess of cost over the fair value of net assets acquired is being amortized on a straight-line basis over estimated useful lives of 20 to 40 years.

COMCAST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996 (Continued)


     Valuation of Long-Lived Assets
     The Company periodically evaluates the recoverability of its long-lived assets, including property and equipment and deferred charges, using objective methodologies. Such methodologies include evaluations based on the cash flows generated by the underlying assets or other determinants of fair value.

     Foreign Currency Translation
     Assets and liabilities of the Company's foreign subsidiaries, where the functional currency is the local currency, are translated into US dollars at the December 31 exchange rate. The related translation adjustments are recorded as other comprehensive income. Revenues and expenses are translated using average exchange rates prevailing during the year. Foreign currency transaction gains and losses are included in other (income) expense.

     Revenue Recognition
     Service income is recognized as service is provided. Credit risk is managed by disconnecting services to cable customers who are delinquent. Net sales from electronic retailing are recognized at the time of shipment to customers. The Company's policy is to allow customers to return merchandise for credit up to thirty days after date of shipment. An allowance for returned merchandise is provided as a percentage of sales based on historical experience. The return provision was approximately 21% of gross sales for each of the years ended December 31, 1998, 1997 and 1996.

     Stock-Based Compensation
     The Company accounts for stock-based compensation in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations, as permitted by Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation." Compensation expense for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock. Compensation expense for restricted stock awards is recorded annually based on the quoted market price of the Company's stock at the date of the grant and the vesting period. Compensation expense for stock appreciation rights is recorded annually based on the changes in quoted market prices of the Company's stock or other determinants of fair value at the end of the year (see Note 6).

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

     Capitalized Interest
     Interest is capitalized as part of the historical cost of acquiring qualifying assets, including investments in equity method investees while the investee has activities in progress necessary to commence its planned principal operations. Capitalized interest for the years ended December 31, 1997 and 1996 was $18.0 million and $32.1 million, respectively.

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

COMCAST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996 (Continued)


     Derivative Financial Instruments
     The Company uses derivative financial instruments, including interest rate exchange agreements ("Swaps"), interest rate cap agreements ("Caps") and interest rate collar agreements ("Collars") to manage its exposure to fluctuations in interest rates and common stock option contracts to manage its exposure to fluctuations in the price of its Class A Special Common Stock ("Comcast Put Options"). The Company also enters into call options on certain of its equity investments ("Covered Call Options").

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

     Proceeds from sales of Comcast Put Options are recorded in stockholders' equity and an amount equal to the redemption price of the common stock is reclassified from permanent equity to temporary equity. Subsequent changes in the market value of Comcast Put Options are not recorded. Covered Call Options are marked to market on a current basis in the Company's consolidated statement of operations.

     Those instruments that have been entered into by the Company to hedge exposure to interest rate risks are periodically examined by the Company to ensure that the instruments are matched with underlying liabilities, reduce the Company's risks relating to interest rates and, through market value and sensitivity analysis, maintain a high correlation to the interest expense of the hedged item. For those instruments that do not meet the above criteria, variations in their fair value are marked-to-market on a current basis in the Company's consolidated statement of operations.

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

     New Accounting Pronouncement
     In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement, which establishes accounting and reporting standards for derivatives and hedging activities, is effective for fiscal years beginning after June 15, 1999. Upon the adoption of SFAS No. 133, all derivatives are required to be recognized in the statement of financial position as either assets or liabilities and measured at fair value. The Company is currently evaluating the impact the adoption of SFAS No. 133 will have on its financial position and results of operations.

     Earnings (Loss) for Common Stockholders Per Common Share
     Earnings (loss) for common stockholders per common share is computed by dividing net income (loss), after deduction of preferred stock dividends, when applicable, by the weighted average number of common shares outstanding during the period on a basic and diluted basis. The following table reconciles the numerator and denominator of the computations of diluted earnings (loss) for common stockholders per common share ("Diluted EPS") for the years ended December 31, 1998, 1997 and 1996, respectively.

COMCAST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996 (Continued)

                                                                  (Amounts in millions, except per share data)
                                                                                   Year Ended
                                                                                  December 31,
                                                                        1998           1997         1996
Net income (loss) for common stockholders......................            $943.0       ($253.5)      ($54.2)
Dilutive securities effect on net income (loss) for common
   stockholders................................................               1.0
Preferred dividends............................................              29.1
                                                                   --------------  ------------  -----------
Net income (loss) for common stockholders used for
   Diluted EPS.................................................            $973.1       ($253.5)      ($54.2)
                                                                   ==============  ============  ===========
Weighted average number of common shares outstanding...........             366.5         339.0        247.6
Dilutive securities:
        1 1/8% discount convertible subordinated debentures,
          redeemed March 1998..................................               2.5
        Series A and B convertible preferred stock.............              22.6
        Stock option and restricted stock plans................              11.4
                                                                   --------------  ------------  -----------
Diluted weighted average number of common shares
   outstanding.................................................             403.0         339.0        247.6
                                                                   ==============  ============  ===========
Diluted earnings (loss) for common stockholders per
   common share................................................             $2.41         ($.75)       ($.21)
                                                                   ==============  ============  ===========

     Put options sold by the Company on 2.75 million shares of its Class A Special Common Stock (see Note 6) were outstanding during the year ended December 31, 1998 but were not included in the computation of Diluted EPS as the options' exercise price was less than the average market price of the Company's Class A Special Common Stock during the period.

     For the years ended December 31, 1997 and 1996, the Company's potential common shares of 53.2 million shares and 42.9 million shares have an antidilutive effect on loss for common stockholders per common share and, therefore, have not been used in determining the total weighted average number of common shares outstanding.

     Reclassifications
     Certain reclassifications have been made to the prior years' consolidated financial statements to conform to those classifications used in 1998.

3.   ACQUISITIONS AND OTHER SIGNIFICANT EVENTS

     Acquisition of Greater Philadelphia Cablevision
     In  February  1999,  the  Company  agreed to acquire  Greater  Philadelphia
     Cablevision, Inc., a subsidiary of Greater Media, Inc. that operates a cable system serving approximately 79,000 subscribers in Philadelphia, Pennsylvania. The Company will issue approximately 4.2 million shares of its Class A Special Common Stock to complete the acquisition. The acquisition is expected to close in the fourth quarter of 1999, subject to receipt of all necessary regulatory and other approvals.

COMCAST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996 (Continued)


     Sale of Primestar
     As of December 31, 1998, the Company owns a 9.5% interest in Primestar, Inc. ("Primestar"). Primestar acquires, originates and provides television programming services delivered by satellite through a network of distributors. In January 1999, Primestar announced the sale of its direct broadcast satellite service to Hughes Electronics Corporation (a division of General Motors Corporation and the parent company of DirecTV, a direct broadcast satellite service) ("Hughes Electronics") for approximately $1.8 billion in cash and stock. The sale of Primestar to Hughes Electronics is subject to the consent of certain Primestar lenders and the receipt of necessary regulatory and other approvals.

     Investment in Prime Communications
     In December 1998, the Company agreed to invest in Prime Communications LLC ("Prime"), a cable television operator with cable communications systems serving approximately 430,000 subscribers. During the fourth quarter of 1998, the Company acquired a $50 million 12.75% subordinated note due 2008 from Prime. In addition, under the terms of the agreement, the Company will lend Prime approximately $735 million in the form of a 6% ten year note, expected to occur in the third quarter of 1999. In return, the Company will receive a convertible note giving the Company the right to acquire 90% of Prime. The note cannot be converted until the build out of certain of Prime's cable systems is complete and regulatory and other approvals are obtained, which is expected to occur in the third quarter of 2002. Upon conversion of the note, the Company expects to assume approximately $550 million of Prime debt. The Company will have the option to acquire the remaining 10% interest in Prime for approximately $82 million, plus accrued interest at 7% per annum.

     Sale of Sprint PCS
     The Company, Tele-Communications, Inc. ("TCI"), Cox Communications, Inc. ("Cox," and together with the Company and TCI, the "Cable Partners") and Sprint Corporation ("Sprint") engaged in the wireless communications business through a limited partnership known as "Sprint PCS."

     In November 1998, Sprint assumed ownership and management control of Sprint PCS and issued a new class of Sprint stock (the "Sprint PCS Stock") to track the performance of Sprint's combined wireless operations. In exchange for its 15% interest in Sprint PCS, the Company received approximately 47.2 million shares of unregistered Series 2 Sprint PCS common stock, 61,726 shares of Sprint PCS preferred stock (convertible into approximately 2.0 million shares of unregistered Series 2 Sprint PCS common stock) and a warrant to purchase approximately 3.0 million shares of unregistered Series 2 Sprint PCS common stock at $24.02 per share. As a result of the exchange, the Company recognized a pre-tax gain of $758.5 million during the fourth quarter of 1998 representing the difference between the fair value of the Sprint PCS common stock, convertible preferred stock and warrant, and the Company's basis in Sprint PCS. This gain is included in investment income in the Company's consolidated statement of operations. The Company has registration rights, subject to customary restrictions, which will allow the Company to sell the Sprint PCS Stock received. As of December 31, 1998, the Company has recorded its investment in Sprint PCS at its estimated fair value.

     The Sprint PCS Stock is divided into three categories: (i) Series 1 (one vote per share) to be held by the public, (ii) Series 2 (1/10 vote per share other than in class votes) to be held by the Cable Partners, and
     (iii) Series 3 (one vote per share) to be held by two of Sprint's major shareholders. The Cable Partners have registration rights, subject to customary restrictions, that, if used, would permit the monetization of their Sprint PCS holdings through equity offerings or derivatives. If the Series 2 shares are transferred by a Cable Partner, the transferred shares become full vote Series 1 shares.

     Sale of Comcast UK Cable
     In October 1998, the Company received approximately 4.8 million shares of unregistered NTL Incorporated ("NTL") common stock, an alternative telecommunications company in the UK, in exchange for all of the shares of Comcast UK Cable Partners Limited ("Comcast UK Cable"), a consolidated subsidiary of the Company, held by the Company (the "NTL Transaction"). As a result of the exchange, the Company recognized a pre-tax gain of

COMCAST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996 (Continued)


     $148.3 million during the fourth quarter of 1998, representing the difference between the fair value of the NTL common stock received and the Company's basis in Comcast UK Cable. Such gain is included in investment income in the Company's consolidated statement of operations. Certain conditions agreed to in the NTL Transaction restrict the Company's ability to sell the NTL common stock received for a period of 150 days after the closing of the NTL Transaction. As of December 31, 1998, the Company has recorded its investment in NTL at its estimated fair value.

     AT&T Acquisition of Teleport
     In July 1998, AT&T Corp. ("AT&T") merged with Teleport Communications Group Inc. ("Teleport") with AT&T as the surviving corporation (the "AT&T Transaction"). Upon closing of the AT&T Transaction, the Company received approximately 24.2 million shares of unregistered AT&T common stock in exchange for the approximately 25.6 million shares of Teleport Class B Common Stock held by the Company (see Note 4). As a result of the exchange, the Company recognized a pre-tax gain of $1.092 billion during the third quarter of 1998, representing the difference between the fair value of the AT&T stock received and the Company's basis in Teleport. Such gain is included in investment income in the Company's consolidated statement of operations. The Company has registration rights, subject to customary restrictions, which allow the Company to effect a registration of the AT&T shares received. As of December 31, 1998, the Company has recorded its investment in AT&T at its estimated fair value.

     Acquisition of Jones Intercable
     In May 1998, the Company agreed to purchase from BCI Telecom Holding ("BTH") 6.4 million Class A Common Shares in Jones Intercable, Inc. ("Jones Intercable"), and a 49% interest in the BTH subsidiaries which were to continue to own BTH's remaining 6.4 million shares of Jones Intercable Class A Common Stock. At the same time, the Company agreed to acquire approximately 2.9 million shares of Common Stock of Jones Intercable (the "Control Shares"), if and when acquired by BTH from affiliates of Jones Intercable's controlling shareholder under an existing option (the "Control Option") to acquire such shares (which absent extraordinary circumstances would not have been exercisable until December 2001). The Company was to purchase the remaining 51% of the BTH subsidiaries when the Control Shares were acquired. The Company, BTH, Jones Intercable and Jones Intercable's controlling shareholder agreed in August 1998 to accelerate the Control Option to permit its early exercise and the early closing of the transactions with BTH. At closing (expected to occur in the first half of 1999, subject to the receipt of required regulatory approvals), the Company will pay BTH a total of $500 million in cash to acquire the 12.8 million shares of Jones Intercable Class A Common Stock and $200 million in cash to acquire the Control Shares. After closing, the Company will control approximately 37% of the economic and 47% of the voting interest in Jones Intercable. In addition, the Control Shares will represent shares having the right to elect approximately 75% of the Board of Directors of Jones Intercable. The transaction will be funded either with new borrowings, with available borrowings under existing lines of credit or by other means. Jones Intercable is a public company, which upon closing of certain pending transactions, will own or manage cable operations serving approximately 1.0 million customers.

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

     In December 1997, the LLC acquired the 10.4% interest in E! Entertainment held by Cox for $57.1 million. The acquisition was funded by cash contributions to the LLC by the Company and Disney of $28.6 million and $28.5 million, respectively. As of December 31, 1998 and 1997, the LLC owns a 79.2% interest in E! Entertainment.

COMCAST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996 (Continued)


     The Company accounted for the acquisitions under the purchase method and E! Entertainment was consolidated with the Company effective March 31, 1997.

     Microsoft Investment
     In June 1997, the Company and Microsoft Corporation ("Microsoft") completed a Stock Purchase Agreement. Microsoft purchased and the Company issued approximately 24.6 million shares of the Company's Class A Special Common Stock at $20.29 per share, for $500.0 million and 500,000 shares of the Company's newly issued 5.25% Series B Mandatorily Redeemable Convertible Preferred Stock, par value $1,000 per share (the "Series B Preferred Stock"), for $500.0 million (see Note 6).

     Scripps Cable
     In November 1996, the Company acquired the cable television operations ("Scripps Cable") of The E.W. Scripps Company ("E.W. Scripps") in exchange for approximately 93.0 million shares of the Company's Class A Special Common Stock, valued at $1.552 billion (the "Scripps Acquisition"). The Company accounted for the Scripps Acquisition under the purchase method and Scripps Cable was consolidated with the Company effective November 1, 1996. As the consideration given in exchange for Scripps Cable was shares of Class A Special Common Stock, the Scripps Acquisition had no significant impact on the Company's consolidated statement of cash flows.

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

COMCAST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996 (Continued)


4.   INVESTMENTS

                                                                                       December 31,
                                                                                  1998             1997
                                                                                   (Dollars in millions)
     Equity method................................................                $11.1            $839.1

     Fair value method............................................              4,170.0             346.5

     Cost method  ................................................                 74.7             214.1
                                                                              ---------          --------
                  Total investments...............................              4,255.8           1,399.7
     Less, current investments....................................              3,653.4             163.9
                                                                              ---------          --------
     Non-current investments......................................               $602.4          $1,235.8
                                                                              =========          ========

     Equity Method
     The Company records its proportionate interests in the net income (loss) of substantially all of its equity method investees three months in arrears. As of December 31, 1997, the Company held interests representing less than 20% of the total outstanding ownership interests in certain of its equity method investees. The equity method of accounting was utilized for these investments based on the type of investment (e.g. general partnership interest), board representation, participation in a controlling investor group, significant shareholder rights or a combination of these and other factors. The Company's recorded investments exceed its proportionate interests in the book value of the investees' net assets by $82.3 million as of December 31, 1998 (primarily related to the investment in The Golf Channel). Such excess is being amortized to equity in net income or loss, primarily over a period of twenty years, which is consistent with the estimated lives of the underlying assets. The original cost of investments accounted for under the equity method totaled $215.3 million and $1.424 billion as of December 31, 1998 and 1997, respectively. Summarized financial information for the Company's equity method investees for 1998, 1997 and 1996 is as follows (dollars in millions).

COMCAST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996 (Continued)


                                                Sprint                  UK       Comcast
                                                  PCS     Teleport   Investees  Spectacor    Other    Combined
Year Ended December 31, 1998:

   Combined Results of Operations
     Revenues, net..........................   $1,136.5     $605.8     $197.8                $638.6   $2,578.7
     Operating, selling, general and
       administrative expenses..............    2,587.6      558.7      153.3                 653.8    3,953.4
     Depreciation and amortization..........      749.5      163.4       69.7                  69.1    1,051.7
     Operating loss.........................   (2,200.6)    (116.3)     (25.2)                (84.3)  (2,426.4)
     Net loss (a)...........................   (2,572.8)    (190.6)     (78.8)               (134.2)  (2,976.4)

   Company's Equity in Net Loss
     Equity in current period net loss......    ($385.9)    ($27.2)    ($28.9)               ($66.4)   ($508.4)
     Amortization expense...................       (3.5)                 (0.5)                 (3.5)      (7.5)
                                                -------    -------    -------    -------    -------   --------
       Total equity in net loss.............    ($389.4)    ($27.2)    ($29.4)               ($69.9)   ($515.9)
                                                =======    =======    =======    =======    =======   ========

Year Ended December 31, 1997:

   Combined Results of Operations
     Revenues, net..........................     $111.5     $431.3     $197.5     $140.8     $743.9   $1,625.0
     Operating, selling, general and
       administrative expenses..............      959.4      398.5      168.4      117.9      820.9    2,465.1
     Depreciation and amortization..........      194.2      133.9       76.0       46.5       66.2      516.8
     Operating loss.........................   (1,042.1)    (101.1)     (46.9)     (23.6)    (143.2)  (1,356.9)
     Net loss (a)...........................   (1,187.3)    (192.9)     (92.2)     (39.6)    (189.3)  (1,701.3)

   Company's Equity in Net Loss
     Equity in current period net loss......    ($178.1)    ($30.5)    ($34.6)    ($26.2)    ($65.3)   ($334.7)
     Amortization expense...................       (1.5)      (0.2)      (0.6)      (5.4)      (1.4)      (9.1)
                                                -------    -------    -------    -------    -------   --------
       Total equity in net loss.............    ($179.6)    ($30.7)    ($35.2)    ($31.6)    ($66.7)   ($343.8)
                                                =======    =======    =======    =======    =======   ========

Year Ended December 31, 1996:

   Combined Results of Operations
     Revenues, net..........................       $0.1     $192.9     $155.2                $440.0     $788.2
     Operating, selling, general and
       administrative expenses..............      208.0      180.9      140.9                 486.0    1,015.8
     Depreciation and amortization..........        1.9       57.2       57.6                  60.0      176.7
     Operating loss.........................     (209.8)     (45.2)     (43.3)               (106.0)    (404.3)
     Net loss (a)...........................     (344.9)     (84.8)     (72.2)               (140.8)    (642.7)

   Company's Equity in Net Loss
     Equity in current period net loss......     ($51.7)    ($15.1)    ($28.6)               ($45.9)   ($141.3)
     Amortization income (expense)..........        0.6       (1.1)      (0.3)                 (2.7)      (3.5)
                                                -------    -------    -------    -------    -------   --------
       Total equity in net loss.............     ($51.1)    ($16.2)    ($28.9)               ($48.6)   ($144.8)
                                                =======    =======    =======    =======    =======   ========

---------
(a) see footnote (1) on page 44.

COMCAST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996 (Continued)


                                               Sprint                  UK       Comcast
                                                 PCS     Teleport   Investees  Spectacor    Other    Combined

Combined Financial Position

As of December 31, 1998 (2):
     Current assets.....................                                                    $57.8      $57.8
     Noncurrent assets..................                                                    314.7      314.7
     Current liabilities................                                                     41.9       41.9
     Noncurrent liabilities.............                                                    451.4      451.4

As of December 31, 1997:
     Current assets.....................       $317.3     $440.8      $35.9      $84.9     $219.4   $1,098.3
     Noncurrent assets..................      5,483.3    1,675.2      716.4      285.4      915.7    9,076.0
     Current liabilities................        440.2      302.8       74.6      107.7      747.5    1,672.8
     Noncurrent liabilities.............      3,312.9    1,061.6      558.7      188.0      377.2    5,498.4

--------
(1) Net loss also represents loss from continuing operations before extraordinary items and cumulative effect of changes in accounting principles.
(2) Financial position information as of December 31, 1998 is not presented for Sprint PCS, Teleport, the UK Investees or Comcast-Spectacor as such investments were no longer accounted for under the equity method as of that date.

     Sprint  PCS.   Effective  November  1998,  the  Company  accounts  for  its investment in Sprint PCS under the fair value method (see Note 3).

     Teleport. For the years ended December 31, 1998, 1997 and 1996, Teleport issued shares of its Class A Common Stock. As a result of these stock issuances, the Company recognized a $157.8 million, $7.7 million and $40.6 million, respectively, increase in its proportionate share of Teleport's net assets as a gain from equity offering of affiliate. The Company recorded its proportionate share of Teleport's net assets one quarter in arrears. In March 1997, the Company received 2.76 million shares of Teleport Class A Common Stock from Teleport in exchange for the Company's shares of an alternate access provider. In May 1997, the Company sold all of its shares of Teleport Class A Stock for $68.9 million and recognized a $68.9 million pre-tax gain, which is included in investment income in the Company's 1997 consolidated statement of operations. In July 1998, in connection with the AT&T Transaction (see Note 3), the Company exchanged its interest in Teleport for shares of AT&T common stock.

     UK Investees. In October 1998, the Company exchanged its interest in Comcast UK Cable for shares of NTL common stock (see Note 3).

     Comcast-Spectacor. Effective January 1, 1998, the Company began consolidating the accounts of Comcast- Spectacor, an affiliate previously accounted for under the equity method, due to certain call rights held by the Company which became exercisable effective January 16, 1998.

     Other. The Company's other equity investees include investments in cable communications and programming content providers. The Company does not consider these other equity method investments to be individually significant to its consolidated financial position, results of operations or liquidity.

     The Company does not have any additional significant contractual commitments with respect to any of its investments. However, to the extent the Company does not fund its investees' capital calls, it exposes itself to dilution of its ownership interests.

     Fair Value Method
     The Company holds unrestricted equity investments in certain publicly traded companies, with an historical cost (including $1.999 billion of pre-tax gains recognized during 1998 - see Note 3) of $2.555 billion and $130.0

COMCAST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996 (Continued)


     million as of December 31, 1998 and 1997, respectively. The Company has recorded these investments, which are classified as available for sale, at their estimated fair values of $4.170 billion and $346.5 million as of December 31, 1998 and 1997, respectively. The unrealized pre-tax gains as of December 31, 1998 and 1997 of $1.615 billion and $216.5 million, respectively, have been reported in the Company's consolidated balance sheet as a component of stockholders' equity, net of related deferred income tax expense of $565.1 million and $75.8 million, respectively.

     @Home. In July 1997, At Home Corporation ("@Home"), an investee of the Company previously accounted for under the equity method, completed an initial public offering of its Series A Common Stock (the "@Home IPO"). @Home provides Internet services to customers and businesses over the cable television infrastructure in a limited number of cities in the US. Effective July 1, 1997, due to the dilution of the Company's equity and voting interests and other factors subsequent to the @Home IPO, the Company discontinued the equity method of accounting for its investment in @Home. The Company holds approximately 8.0 million contractually restricted shares (the "Restricted Shares") and approximately 6.6 million unrestricted shares (the "Unrestricted Shares") of @Home Series A Common Stock (the "@Home Series A Stock"), as of December 31, 1998 and 1997. The Company has recorded the Restricted Shares at their historical cost of $1.1 million and the Unrestricted Shares, which are classified as available for sale, at their estimated fair value of $486.4 million and $164.6 million, based on the quoted market price of the @Home Series A Stock as of December 31, 1998 and 1997, respectively.

     TCI. As of December 31, 1998 and 1997, the Company holds approximately 3.1 million shares of TCI Class A Common Stock, approximately 2.4 million shares of Liberty Media Corporation ("Liberty") Class A Common Stock and approximately 2.3 million shares of TCI Ventures Group, Inc. ("TCI Ventures") Class A Common Stock (as adjusted for the one-for-two stock split for Liberty and one-for-one stock split for TCI Ventures in February
     1998) (together, the "TCI Stock"). In March 1998, the Company sold call options relating to the TCI Stock for $20.7 million. Such call options expire between March and September 1999. During the year ended December 31, 1998, the Company recorded pre-tax investment expense of $105.5 million related to the increase in the value of the call options.

     During the years ended December 31, 1997 and 1996, the Company recognized pre-tax gains of $33.3 million and $82.6 million, respectively, on sales of certain of its fair value method investments. These gains were recorded as a reclassification from other comprehensive income to investment income.

     Cost Method
     It is not practicable to estimate the fair value of the Company's investments in privately held companies, accounted for under the cost method, due to a lack of quoted market prices and excessive costs involved in determining such fair value.

     Impairment Losses
     During the years ended December 31, 1998, 1997 and 1996, the Company recorded pre-tax losses of $152.8 million, $2.5 million and $15.0 million, respectively, on certain of its investments based on a decline in value that was considered other than temporary. Such pre-tax losses are included in investment income in the Company's consolidated statement of operations.

COMCAST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996 (Continued)


5.   LONG-TERM DEBT

                                                                                         December 31,
                                                                                    1998              1997
                                                                                      (Dollars in millions)
   Notes payable to banks and insurance companies, due
     in installments through 2003..........................................       $1,690.8          $1,753.3
   8-1/8% Senior notes, due 2004...........................................          299.8             299.7
   8-3/8% Senior notes, due 2007...........................................          596.5             596.3
   6.20% Senior notes, due 2008............................................          797.9
   8-7/8% Senior notes, due 2017...........................................          545.6             545.5
   8-1/2% Senior notes, due 2027...........................................          249.6             249.6
   11.20% Senior discount debentures, due 2007.............................                            378.3
   10-1/4% Senior subordinated debentures, due 2001........................          125.0             125.0
   9-3/8% Senior subordinated debentures, due 2005.........................          234.1             234.1
   9-1/8% Senior subordinated debentures, due 2006.........................          223.7             250.0
   9-1/2% Senior subordinated debentures, due 2008.........................          200.0             200.0
   10-5/8% Senior subordinated debentures, due 2012........................          282.5             300.0
   1-1/8% Discount convertible subordinated debentures, due 2007...........                            355.9
   7% Disney Notes, due 2007 (see Note 3)..................................          132.8             132.8
   Other debt, due in installments principally through 2000................          199.4              45.9
                                                                                  --------          --------
                                                                                   5,577.7           5,466.4
   Less current portion....................................................          113.5             132.3
                                                                                  --------          --------
                                                                                  $5,464.2          $5,334.1
                                                                                  ========          ========

   Maturities of long-term debt outstanding as of December 31, 1998 for the four years after 1999 are as follows (dollars in millions):

         2000.................................................    $204.2
         2001.................................................     550.5
         2002.................................................     476.1
         2003.................................................     527.8

     Cable Notes
     In November 1998, Comcast Cable Communications, Inc. ("Comcast Cable"),a wholly owned subsidiary of the Company, sold $800.0 million of 6.20% nonrecourse public debt due 2008. Comcast Cable used substantially all of the net proceeds from the offering to repay existing intercompany borrowings to the Company and for general corporate purposes.

     In May 1997, Comcast Cable sold a total of $1.7 billion of nonrecourse public debt with interest rates ranging from 8 1/8% to 8 7/8% and maturity dates from 2004 to 2027. Comcast Cable used the net proceeds from the offerings to repay existing borrowings by their subsidiaries.

     The Cable Notes are unsecured and unsubordinated obligations of Comcast Cable and rank pari passu with all other unsecured and unsubordinated indebtedness and other obligations of Comcast Cable. The Cable Notes are effectively subordinated to all liabilities of Comcast Cable's subsidiaries, including trade payables. The Cable Notes

COMCAST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996 (Continued)


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

     Redemption of 1 1/8% Debentures
     In March 1998, the Company completed the redemption of its $541.9 million principal amount 1 1/8% discount convertible subordinated debentures due 2007 (the "1 1/8% Debentures"). The Company issued 10.4 million shares of its Class A Special Common Stock upon conversion of $540.2 million principal amount of 1 1/8% Debentures while $1.7 million principal amount of 1 1/8% Debentures was redeemed for cash at a redemption price of 67.112% of the principal amount, together with accrued interest thereon. Stockholders' equity was increased by the full amount of 1 1/8% Debentures converted plus accrued interest, less unamortized debt acquisition costs. Unamortized debt acquisition costs related to the 1 1/8% Debentures redeemed for cash were not significant. The issuance of the Company's Class A Special Common Stock upon conversion of the 1 1/8% Debentures had no impact on the Company's consolidated statement of cash flows due its noncash nature.

     Extraordinary Items
     Extraordinary items for the years ended December 31, 1998, 1997 and 1996 of $4.2 million, $30.2 million and $1.0 million, respectively, consist of unamortized debt acquisition costs and debt extinguishment costs, net of related tax benefits, expensed principally in connection with the redemption and refinancing of certain indebtedness.

     Interest Rates
     The fixed interest rate on notes payable to insurance companies was 8.6% as of December 31, 1998. Bank debt interest rates vary based upon one or more of the following rates at the option of the Company:

         Prime rate to prime plus  2.0%;
         Federal Funds rate plus 0.5% to 1.5%; and LIBOR plus 0.375% to 1.875%.

     As of December 31, 1998 and 1997, the Company's effective weighted average interest rate on its variable rate bank debt outstanding was 5.80% and 6.64%, respectively.

     Interest Rate Risk Management
     The Company is exposed to market risk including changes in interest rates. To manage the volatility relating to these exposures, the Company enters into various derivative transactions pursuant to the Company's policies in areas such as counterparty exposure and hedging practices. Positions are monitored using techniques including market value and sensitivity analyses.

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

COMCAST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996 (Continued)


     The following table summarizes the terms of the Company's existing Swaps, Caps and Collars as of December 31, 1998 and 1997 (dollars in millions):

                                        Notional                             Average         Estimated
                                         Amount          Maturities       Interest Rate     Fair Value
     As of December 31, 1998
     Variable to Fixed Swaps..........   $1,061.8         1999-2008           5.7%            ($13.3)
     Caps.............................      240.0           1999              7.0%
     Collar...........................       50.0           2000            6.3%/4.0%

     As of December 31, 1997
     Variable to Fixed Swaps..........     $550.0         1998-2000           5.6%              $4.2
     Caps.............................      150.0           1998              6.7%
     Collar...........................       50.0           1998            7.0%/4.9%            0.2

     The notional amounts of interest rate instruments, as presented in the above table, are used to measure interest to be paid or received and do not represent the amount of exposure to credit loss. The estimated fair value approximates the proceeds (costs) to settle the outstanding contracts. While Swaps, Caps and Collars represent an integral part of the Company's interest rate risk management program, their incremental effect on interest expense for the years ended December 31, 1998, 1997 and 1996 was not significant.

     Estimated Fair Value
     The Company's long-term debt had estimated fair values of $5.995 billion and $5.848 billion as of December 31, 1998 and 1997, respectively. The estimated fair value of the Company's publicly traded debt is based on quoted market prices for that debt. Interest rates that are currently available to the Company for issuance of debt with similar terms and remaining maturities are used to estimate fair value for debt issues for which quoted market prices are not available.

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

     As of December 31, 1998, $258.5 million of the Company's cash, cash equivalents and short-term investments is restricted to use by subsidiaries of the Company under contractual or other arrangements. Restricted net assets of the Company's subsidiaries were approximately $2.5 billion as of December 31, 1998.

     Lines and Letters of Credit
     As of December 31, 1998, certain subsidiaries of the Company had unused lines of credit of $966.8 million, $366.8 million of which is restricted by the covenants of the related debt agreements and to subsidiary general purposes and dividend declaration.

     As of December 31, 1998, the Company and certain of its subsidiaries had unused irrevocable standby letters of credit totaling $121.6 million to cover potential fundings associated with several projects.

COMCAST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996 (Continued)


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

     In June 1997, in connection with Microsoft's investment in the Company (see
     Note 3), the Company issued the Series B Preferred Stock. The Series B Preferred Stock has a 5.25% pay-in-kind annual dividend. Dividends will be paid quarterly through the issuance of additional shares of Series B Preferred Stock (the "Additional Shares") and will be cumulative from the Issuance Date (except that dividends on the Additional Shares will accrue from the date such Additional Shares are issued). The Series B Preferred Stock, including the Additional Shares, is convertible, at the option of Microsoft, into 21.2 million shares of the Company's Class A Special Common Stock, subject to adjustment in certain limited circumstances, which equals an initial conversion price of $23.54 per share, increasing as a result of the Additional Shares to $33.91 per share on June 30, 2004. The Series B Preferred Stock is mandatorily redeemable on June 30, 2017, or, at the option of the Company beginning on June 30, 2004 or at the option of Microsoft on June 30, 2004 or on June 30, 2012. Upon redemption, the Company, at its option, may redeem the Series B Preferred Stock with cash, Class A Special Common Stock or a combination thereof. As the Company currently intends to redeem the Series B Preferred Stock with Class A Special Common Stock upon redemption, the Series B Preferred Stock has been classified as a component of stockholders' equity as of December 31, 1998. The Series B Preferred Stock is generally non-voting.

     In July 1996, in connection with the Sports Venture  Acquisition  (see Note
     3), the Company issued 6,370 shares of Series A Preferred Stock. Each holder of shares of the Series A Preferred Stock is entitled to receive cumulative cash dividends at the annual rate of $250 per share, payable quarterly in arrears. The Series A Preferred Stock is redeemable, at the option of the Company, beginning in July 1999 at a redemption price of $5,000 per share plus accrued and unpaid dividends, subject to certain conditions and conversion adjustments. The Series A Preferred Stock is convertible, at the option of the holder, into shares of the Company's Class A Special Common Stock at a ratio of 209.1175 shares of Class A Special Common Stock for each share of Series A Preferred Stock, subject to certain conditions. The holders of the Series A Preferred Stock are not entitled to any voting rights except as otherwise provided by the Company's Articles of Incorporation or by applicable law.

     Common Stock
     The Company's Class A Special Common Stock is generally nonvoting and each share of the Company's Class A Common Stock is entitled to one vote. Each share of the Company's Class B Common Stock is entitled to fifteen votes and is convertible, share for share, into Class A or Class A Special Common Stock, subject to certain restrictions.

     Repurchase Program
     Based on the trade date for stock repurchases, during the years ended December 31, 1998, 1997 and 1996, the Company repurchased 0.3 million shares, 2.3 million shares and 10.5 million shares, respectively, of its common stock for aggregate consideration of $12.9 million, $36.2 million and $180.0 million, respectively, pursuant to its Board-authorized repurchase programs.

     As part of the repurchase programs, the Company sold Comcast Put Options on
     2.75 million, 2.0 million and 1.0 million shares, during the years ended December 31, 1998, 1997 and 1996, respectively.

     The Comcast Put Options give the holder the right to require the Company to repurchase such shares at specified prices on specific dates. The Comcast Put Options sold during 1997 and 1996 expired unexercised. The amount the Company would be obligated to pay to repurchase such shares upon exercise of the Comcast Put Options,

COMCAST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996 (Continued)


     totaling $111.2 million and $31.4 million, has been reclassified from additional capital to common equity put options in the Company's December 31, 1998 and 1997 consolidated balance sheet, respectively. The difference between the proceeds from the sale of these put options and their estimated fair value was not significant as of December 31, 1998 and 1997.

     Stock-Based Compensation Plans
     As of December 31, 1998, the Company and its subsidiaries have several stock-based compensation plans for certain employees, officers, directors and other persons designated by the applicable compensation committees of the Boards of Directors of the Company and its subsidiaries. These plans are described below.

     Comcast Option Plan. The Company maintains qualified and nonqualified stock option plans for certain employees, directors and other persons under which fixed stock options are granted and the option price is generally not less than the fair value of a share of the underlying stock at the date of grant (collectively, the "Comcast Option Plan"). Under the Comcast Option Plan,
     31.2 million shares of Class A Special Common Stock were reserved as of December 31, 1998. Option terms are generally from five to 10 1/2 years, with options generally becoming exercisable between two and 9 1/2 years from the date of grant.

     A summary of the activity of the Comcast Option Plan as of and for the years ended December 31, 1998, 1997 and 1996 is presented below (options in thousands):

                                                  1998                    1997                    1996
                                                      Weighted-               Weighted-               Weighted-
                                                       Average                 Average                 Average
                                                      Exercise                Exercise                Exercise
                                         Options        Price     Options       Price       Options     Price

     Class A Special Common Stock
     Outstanding at beginning of year..    16,110     $15.50       14,851       $14.54       14,208      $14.25
     Granted...........................     8,175      33.06        2,599        19.47        1,308       17.41
     Exercised.........................    (1,985)     13.20         (795)        9.95         (199)       8.72
     Canceled..........................      (799)     20.96         (545)       16.40         (466)      16.08
                                           ------                  ------                    ------
     Outstanding at end of year........    21,501      22.18       16,110        15.50       14,851       14.54
                                           ======                  ======                    ======
     Exercisable at end of year........     7,695     $14.59        7,693       $13.91        6,875      $13.40
                                           ======                  ======                    ======

     Class A Common Stock
     Outstanding at beginning of year..                                                         229       $4.87
     Exercised.........................                                                        (229)       4.87
     Canceled..........................
                                                                                             ------
     Outstanding at end of year........
                                                                                             ======
     Exercisable at end of year........
                                                                                             ======

     Class B Common Stock
     Outstanding at beginning of year..       658      $5.70          658        $5.70          658       $5.70
     Exercised.........................      (658)      5.70
                                           ------                  ------                    ------
     Outstanding at end of year.......                                658        $5.70          658       $5.70
                                           ======                  ======                    ======

     Exercisable at end of year........                               658        $5.70          658       $5.70
                                           ======                  ======                    ======

COMCAST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996 (Continued)


     The following table summarizes information about the Class A Special Common Stock options outstanding under the Comcast Option Plan as of December 31, 1998 (options in thousands):

                                       Options Outstanding                         Options Exercisable
                                             Weighted-
     Range of               Number            Average         Weighted-          Number          Weighted-
     Exercise             Outstanding        Remaining         Average         Exercisable        Average
     Prices               at 12/31/98    Contractual Life  Exercise Price      at 12/31/98    Exercise Price
     $6.22 to $12.08          3,376         1.5 years            $8.78            2,916            $8.62
     $13.42 to $18.38         4,794         6.7 years            15.89            1,198            14.45
     $18.63 to $32.86         7,440         5.2 years            22.65            3,581            19.50
     $33.88 to $55.19         5,891         9.5 years            34.40
                             ------                                               -----
                             21,501                                               7,695
                             ======                                               =====

     The weighted-average fair value at date of grant of a Class A Special Common Stock option granted under the Comcast Option Plan during 1998, 1997 and 1996 was $17.07, $10.18 and $9.71, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: dividend yield of .44%, .52% and .53% for 1998, 1997 and 1996, respectively; expected volatility of 31.3%, 30.1% and 34.9% for 1998, 1997 and 1996, respectively; risk-free interest rate of 5.6%, 6.5% and 6.8% for 1998, 1997 and 1996, respectively; expected option lives of 9.9 years for all years; and a forfeiture rate of 3.0% for all years.

     QVC Tandem Plan. QVC established a qualified and nonqualified combination stock option/Stock Appreciation Rights ("SAR") plan (collectively, the "QVC Tandem Plan") during 1995 for employees, officers, directors and other persons designated by the Compensation Committee of QVC's Board of Directors. Under the QVC Tandem Plan, the option price is generally not less than the fair value, as determined by an independent appraisal, of a share of the underlying common stock of QVC (the "QVC Common Stock") at the date of grant. As of the latest valuation date, the fair value of a share of QVC Common Stock was $741.79. If the SAR feature of the QVC Tandem Plan is elected by the eligible participant, the participant receives 75% of the excess of the fair value of a share of QVC Common Stock over the exercise price of the option to which it is attached at the exercise date. Option holders have stated an intention not to exercise the SAR feature of the QVC Tandem Plan. Because the exercise of the option component is more likely than the exercise of the SAR feature, compensation expense is measured based on the stock option component. Under the QVC Tandem Plan, option/SAR terms are ten years from the date of grant, with options/SARs generally becoming exercisable over four years from the date of grant. As of December 31, 1998, 230,000 shares of QVC Common Stock were reserved under the plan. Compensation expense of $1.0 million, $3.4 million and $4.0 million was recorded under the QVC Tandem Plan during the years ended December 31, 1998, 1997 and 1996, respectively.

COMCAST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996 (Continued)


     A summary of the activity of the QVC Tandem Plan as of and for the years ended December 31, 1998, 1997 and 1996 is presented below (options/SARs in thousands):

                                           1998                      1997                     1996
                                               Weighted-                 Weighted-                  Weighted-
                                                Average                   Average                    Average
                                    Options/   Exercise      Options/    Exercise       Options/    Exercise
                                      SARs       Price         SARs        Price          SARs        Price
     Outstanding at
         beginning of year.......        180   $363.99             164    $192.16            142    $177.05
     Granted.....................         72    664.76              74     601.28             26     271.23
     Exercised...................        (41)   186.01             (55)    177.05
     Canceled....................         (5)   511.01              (3)    262.20             (4)    177.05
                                      ------                    ------                    ------
     Outstanding at end of year..        206    500.82             180     363.99            164     192.16
                                      ======                    ======                    ======
     Exercisable at end of year..         37   $397.46              20    $205.42             36    $177.05
                                      ======                    ======                    ======

     The  following  table   summarizes   information   about  the  options/SARs
     outstanding under the QVC Tandem Plan as of December 31, 1998 (options/SARs in thousands):

                                            Options/SARs OutstandingOptions/SARs Exercisable
                                                          Weighted-
                                         Number            Average                   Number
     Exercise                          Outstanding        Remaining                Exercisable
     Prices                            at 12/31/98    Contractual Life             at 12/31/98

      $177.05                                64          6.4 years                     19
       522.31                                 2          7.5 years                      1
       585.19                                 6          8.0 years                      2
       634.25                                71          8.8 years                     15
       651.84                                46          9.7 years
       688.14                                10          9.2 years
       741.79                                 7          9.8 years
                                         ------                                     -----
                                            206                                        37
                                         ======                                     =====

     The weighted-average fair value at date of grant of a QVC Common Stock option/SAR granted during 1998, 1997 and 1996 was $296.67, $331.93 and $385.13, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: no dividend yield for all years; expected volatility of 20% for all years; risk-free interest rate of 4.9%, 6.2% and 6.8% for 1998, 1997 and 1996, respectively; expected option lives of 10 years for all years; and a forfeiture rate of 3.0% for all years.

COMCAST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996 (Continued)

     Had compensation expense for the Company's two aforementioned stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans under the provisions of SFAS No. 123, the Company's net income (loss) and net income (loss) per share would have changed to the pro forma amounts indicated below (dollars in millions, except per share data):

                                                                 1998              1997              1996
     Net income (loss) - As reported......................       $972.1         ($238.7)           ($53.5)
     Net income (loss) - Pro forma........................        936.4          (252.0)            (61.0)

     Net income (loss) for common stockholders -
         As reported......................................       $943.0         ($253.5)           ($54.2)
     Net income (loss) for common stockholders -
         Pro forma........................................        907.3          (266.7)            (61.7)


     Basic earnings (loss) for common stockholders
         per common share - As reported...................        $2.57           ($.75)            ($.21)
     Basic earnings (loss) for common stockholders
         per common share - Pro forma.....................         2.48            (.79)             (.24)

     Diluted earnings (loss) for common stockholders
         per common share - As reported...................        $2.41           ($.75)            ($.21)
     Diluted earnings (loss) for common stockholders
         per common share - Pro forma.....................         2.33            (.79)             (.24)

     The pro forma effect on net income (loss) and net income (loss) per share for the years ended December 31, 1998, 1997 and 1996 by applying SFAS No. 123 may not be indicative of the pro forma effect on net income or loss in future years since SFAS No. 123 does not take into consideration pro forma compensation expense related to awards made prior to January 1, 1995 and since additional awards in future years are anticipated.

     Other Stock-Based Compensation Plans
     The Company maintains a restricted stock program under which management employees may be granted restricted shares of the Company's Class A Special Common Stock. The shares awarded vest annually, generally over a period not to exceed five years from the date of the award, and do not have voting or dividend rights until vesting occurs. At December 31, 1998, there were 1.0 million unvested shares granted under the program, of which 167,000 vested in January 1999. During the years ended December 31, 1998, 1997 and 1996, 328,000, 208,000 and 951,000 shares were granted under the program, respectively, with a weighted-average grant date market value of $34.66, $17.36 and $19.16 per share, respectively. Compensation expense recognized during the years ended December 31, 1998, 1997 and 1996 under this program was $5.3 million, $7.1 million and $5.5 million, respectively. There was no significant difference between the amount of compensation expense recognized by the Company during the years ended December 31, 1998, 1997 and 1996 and the amount that would have been recognized had compensation expense been determined under the provisions of SFAS No. 123.

     The Company and QVC established SAR plans during 1996 and 1995 for certain employees, officers, directors and other persons (the "QVC SAR Plans"). Under the QVC SAR Plans, eligible participants are entitled to receive a cash payment from the Company or QVC equal to 100% of the excess, if any, of the fair value of a share of QVC Common Stock at the exercise date over the fair value of such a share at the grant date. The SARs have a term of ten years from the date of grant and become exercisable over four to five years from the date of grant. During the years ended December 31, 1998, 1997 and 1996, 5,000, 4,000 and 11,000 SARs were awarded, respectively, and 20,000 SARs were outstanding at December 31, 1998, of which 6,000 were exercisable. Compensation expense related to the QVC SAR Plans of $3.2 million, $3.4 million and $4.5 million was recorded during the years ended

COMCAST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996 (Continued)


     December 31, 1998, 1997 and 1996, respectively. There was no significant difference between the amount of compensation expense recognized and the amount that would have been recognized had compensation expense been determined under the provisions of SFAS No. 123.

     E! Entertainment established a SAR plan in 1995 for certain of its employees and officers (the "E! SAR Plan"). By written agreement between the participants and E! Entertainment, the E! SAR Plan was terminated effective December 31, 1998 in exchange for a lump-sum payment of a negotiated amount which was paid in February 1999. Terms of the agreement also included the complete and full release of E! Entertainment from any further liability associated with the E! SAR Plan. Compensation expense related to the E! SAR Plan was $11.6 million and $7.0 million during the years ended December 31, 1998 and 1997, respectively. There was no significant difference between the amount of compensation expense recognized and the amount that would have been recognized had compensation expense been determined under the provisions of SFAS No. 123.

7.   INCOME TAXES

     The  Company   joins  with  its  80%  or  more  owned   subsidiaries   (the
     "Consolidated Group") in filing consolidated federal income tax returns. QVC, E! Entertainment and Comcast Communications Properties, Inc., an indirect majority owned subsidiary of the Company, each file separate consolidated federal income tax returns. Income tax expense consists of the following components:

                                                                             Year Ended December 31,
                                                                     1998             1997                1996
                                                                              (Dollars in millions)
     Current expense
     Federal....................................................    $135.5             $94.4             $82.0
     State......................................................      27.5              24.7              23.0
                                                                  --------           -------          --------
                                                                     163.0             119.1             105.0
                                                                  --------           -------          --------
     Deferred expense (benefit)
     Federal....................................................     424.6             (47.5)              4.3
     State......................................................       6.4              (1.2)             (0.3)
                                                                  --------           -------          --------
                                                                     431.0             (48.7)              4.0
                                                                  --------           -------          --------
     Income tax expense.........................................    $594.0             $70.4            $109.0
                                                                  ========           =======          ========

COMCAST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996 (Continued)


     The effective income tax expense of the Company differs from the statutory amount because of the effect of the following items:

                                                                             Year Ended December 31,
                                                                     1998             1997                1996
                                                                              (Dollars in millions)

     Federal tax at statutory rate..............................    $545.1            ($66.1)            $19.1
     Non-deductible depreciation and amortization...............      41.0              42.6              32.0
     State income taxes, net of federal benefit.................      22.0              15.3              14.8
     Non-deductible (deductible) foreign (income) losses
       and equity in net losses of affiliates...................     (11.2)             53.1              27.5
     Additions to valuation allowance...........................       3.0              16.3              18.3
     Other......................................................      (5.9)              9.2              (2.7)
                                                                    ------             -----            ------

     Income tax expense.........................................    $594.0             $70.4            $109.0
                                                                    ======             =====            ======

     Deferred  income  tax  expense   (benefit)   resulted  from  the  following
     differences between financial and income tax reporting:

                                                                             Year Ended December 31,
                                                                     1998             1997              1996
                                                                              (Dollars in millions)

     Depreciation and amortization.........................         ($69.0)           ($94.5)           ($60.0)
     Accrued expenses not currently deductible.............          (26.7)            (13.2)             (6.3)
     Non-deductible reserves for bad debts,
       obsolete inventory and sales returns................           (9.6)            (10.9)            (11.0)
     Temporary differences associated with sale
       or exchange of securities...........................          508.8               6.4              30.9
     Losses from affiliated partnerships...................           (9.6)             45.9              25.6
     Change in net operating loss carryforwards............           35.5               2.2               3.0
     Change in valuation allowance and other...............            1.6              15.4              21.8
                                                                    ------            ------            ------
     Deferred income tax expense (benefit).................         $431.0            ($48.7)             $4.0
                                                                    ======            ======            ======

COMCAST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996 (Continued)


     Significant components of the Company's net deferred tax liability are as follows:

                                                                          December 31,
                                                                     1998             1997
                                                                      (Dollars in millions)
     Deferred tax assets:
       Net operating loss carryforwards....................         $324.7            $343.8
       Differences between book and
         tax basis of property and equipment
         and deferred charges..............................           24.5              24.5
       Reserves for bad debts, obsolete inventory
         and sales returns.................................           94.4              84.8
       Other...............................................           89.6              62.9
       Less: Valuation allowance...........................         (282.5)           (279.5)
                                                                  --------          --------
                                                                    $250.7            $236.5
                                                                  --------          --------
     Deferred tax liabilities:
       Temporary differences, principally book and
       tax basis of property and equipment and
       deferred charges....................................        1,582.6           1,785.6
       Differences between book and tax basis
         in investments....................................        1,201.4             207.9
                                                                  --------          --------
                                                                   2,784.0           1,993.5
                                                                  --------          --------
     Net deferred tax liability............................       $2,533.3          $1,757.0
                                                                  ========          ========

     The Company recorded approximately $489.4 million of deferred income taxes in 1998 in connection with unrealized gains on marketable securities which are included in other comprehensive income.

     The deferred tax liability is net of deferred tax assets of $106.9 million and $92.5 million as of December 31, 1998 and 1997, respectively, which are included in other current assets in the Company's consolidated balance sheet. Further, the Company has recorded deferred tax liabilities of $1.140 billion related to current investments which have been included in current liabilities. The Company's valuation allowance against deferred tax assets includes approximately $120.0 million for which any subsequent tax benefits recognized will be allocated to reduce goodwill and other noncurrent intangible assets. For income tax reporting purposes, the Consolidated Group and Comcast Communications Properties, Inc. have net operating loss carryforwards for which deferred tax assets have been recorded of approximately $150.0 million and $45.0 million, respectively, which expire primarily in periods through 2018.

     During the year ended December 31, 1998, the Company settled all issues primarily related to the deductibility of amortization of cable television distribution rights raised by the Internal Revenue Service in its examination of QVC, through fiscal tax year 1993. Such settlement resulted in a reversal of previously recorded deferred tax liabilities of $135.5 million. As a result of the settlement, the Company recorded an adjustment to reduce goodwill by $119.7 million during 1998. Such adjustment has been excluded from the Company's consolidated statement of cash flows due to its noncash nature.

8.   STATEMENT OF CASH FLOWS - SUPPLEMENTAL INFORMATION

     The Company made cash payments for interest of $418.9 million, $467.2 million and $408.1 million during the years ended December 31, 1998, 1997 and 1996, respectively.

COMCAST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996 (Continued)


     The Company made cash payments for income taxes of $129.2 million, $113.7 million and $101.3 million during the years ended December 31, 1998, 1997 and 1996, respectively.

9.   COMMITMENTS AND CONTINGENCIES

     Commitments
     The Company has the right to purchase the minority interests in Comcast-Spectacor from the Minority Group for the Minority Group's pro rata portion of the fair market value (on a going concern basis as determined by an appraisal process) of Comcast-Spectacor. The Minority Group also has the right to require the Company to purchase its interests under the same terms. The Company may pay the Minority Group for such interests in shares of the Company's Class A Special Common Stock, subject to certain restrictions. If the Minority Group exercises its exit rights and the Company elects not to purchase their interest, the Company and the Minority Group will use their best efforts to sell Comcast-Spectacor.

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

     Liberty, a majority owned subsidiary of TCI, may, at certain times following February 9, 2000, trigger the exercise of certain exit rights with respect to its investment in QVC. If the exit rights are triggered, the Company has first right to purchase Liberty's stock in QVC at Liberty's pro rata portion of the fair market value (on a going concern or liquidation basis, whichever is higher, as determined by an appraisal process) of QVC. The Company may pay Liberty for such stock, subject to certain rights of Liberty to consummate the purchase in the most tax-efficient method available, in cash, the Company's promissory note maturing not more than three years after issuance, the Company's equity securities or any combination thereof. If the Company elects not to purchase the stock of QVC held by Liberty, then Liberty will have a similar right to purchase the stock of QVC held by the Company. If Liberty elects not to purchase the stock of QVC held by the Company, then Liberty and the Company will use their best efforts to sell QVC.

     At any time after December 18, 2001, the California Public Employees Retirement System ("CalPERS") may elect to liquidate its interest in MHCP Holdings, L.L.C. ("MHCP Holdings"), a 55% owned indirect subsidiary of the Company (which holds cable communications systems serving approximately 644,000 subscribers as of December 31, 1998) in which CalPERS owns the remaining 45% interest, at a price based upon the fair value of CalPERS' interest in MHCP Holdings, adjusted, under certain circumstances, for certain performance criteria relating to the fair value of MHCP Holdings or to the Company's common stock. Except in certain limited circumstances, the Company, at its option, may satisfy this liquidity arrangement by purchasing CalPERS' interest for cash, through the issuance of the Company's common stock (subject to certain limitations) or by selling MHCP Holdings.

COMCAST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996 (Continued)


     Minimum  annual  rental   commitments  for  office  space,   equipment  and
     transponder service agreements under noncancellable operating leases as of December 31, 1998 are as follows:
                                                           (Dollars
                                                         in millions)

             1999........................................   $45.1
             2000........................................    47.6
             2001........................................    43.2
             2002........................................    40.5
             2003........................................    39.9
             Thereafter..................................   202.0

     Rental expense of $64.8 million, $65.8 million and $44.2 million for 1998, 1997 and 1996, respectively, has been charged to operations.

     Contingencies
     The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial position, results of operations or liquidity of the Company.

COMCAST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996 (Continued)


10.  FINANCIAL DATA BY BUSINESS SEGMENT

     The following represents the Company's significant business segments, "Cable Communications" and "Electronic Retailing." The components of net income (loss) below operating income (loss) are not separately evaluated by the Company's management on a segment basis (see the Company's consolidated statement of operations) (dollars in millions).

                                                                     Cable      Electronic     Corporate
                                                                Communications   Retailing   and Other(1)     Total
   1998
   Revenues.....................................................   $2,277.4      $2,402.7         $465.2     $5,145.3
   Operating income (loss) before depreciation
     and amortization (2).......................................    1,096.6         434.2          (34.1)     1,496.7
   Depreciation and amortization................................      674.2         126.1          139.3        939.6
   Operating income (loss)......................................      422.4         308.1         (173.4)       557.1
   Interest expense.............................................      223.6          51.1          192.0        466.7
   Assets.......................................................    6,449.4       2,208.7        6,159.3     14,817.4
   Long-term debt...............................................    3,462.1         626.8        1,375.3      5,464.2
   Capital expenditures.........................................      711.1          67.2          120.6        898.9

   1997
   Revenues.....................................................   $2,073.0      $2,082.5         $312.2     $4,467.7
   Operating income (loss) before depreciation
     and amortization (2).......................................      987.7         337.7          (32.3)     1,293.1
   Depreciation and amortization................................      626.1         115.0           85.4        826.5
   Operating income (loss)......................................      361.6         222.7         (117.7)       466.6
   Interest expense.............................................      227.9          56.3          174.7        458.9
   Assets.......................................................    6,057.8       2,268.3        3,000.7     11,326.8
   Long-term debt...............................................    2,554.9         768.8        2,010.4      5,334.1
   Capital expenditures.........................................      497.8          97.3          200.4        795.5

   1996
   Revenues.....................................................   $1,641.0      $1,835.8         $135.5     $3,612.3
   Operating income (loss) before depreciation
     and amortization (2).......................................      803.8         300.3          (57.1)     1,047.0
   Depreciation and amortization................................      420.3         107.7           53.1        581.1
   Operating income (loss)......................................      383.5         192.6         (110.2)       465.9
   Interest expense.............................................      228.3          65.2          154.9        448.4
   Assets.......................................................    6,938.3       2,162.7        1,559.4     10,660.4
   Long-term debt...............................................    3,078.1         842.6        2,077.6      5,998.3
   Capital expenditures.........................................      290.9          63.6          199.9        554.4

--------------
(1) Other includes segments not meeting certain quantitative guidelines for reporting. Other includes certain operating businesses, including Comcast-Spectacor (effective January 1, 1998), E! Entertainment (effective March 31, 1997), the Company's consolidated UK cable and telecommunications operations (prior to October 29, 1998), the Company's DBS operations (prior to April 1, 1998) and elimination entries related to the segments presented. Corporate and other assets consist primarily of the Company's investments (see Note 4).
(2) Operating income before depreciation and amortization is commonly referred to in the Company's businesses as "operating cash flow." Operating cash flow is a measure of a company's ability to generate cash to service its obligations, including debt service obligations, and to finance capital and other expenditures. In part due to the capital intensive nature of the Company's businesses and the resulting significant level of non-cash depreciation and amortization expense, operating cash flow is frequently used as one of the bases for comparing businesses in the Company's industries, although the Company's measure of operating cash flow may not be comparable to similarly titled measures of other companies. Operating cash flow does not purport to represent net income or net cash provided by operating activities, as those terms are defined under generally accepted accounting principles, and should not be considered as an alternative to such measurements as an indicator of the Company's performance.

COMCAST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1998, 1997 and 1996 (Concluded)

11.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                                   First           Second          Third         Fourth         Total
                                                  Quarter          Quarter        Quarter      Quarter (5)      Year
                                                                (Dollars in millions, except per share data)
   1998 (2)
   Revenues...................................... $1,254.5       $1,205.9       $1,238.0        $1,446.9     $5,145.3
   Operating income before depreciation
     and amortization (1)........................    348.8          353.4          373.2           421.3      1,496.7
   Operating income..............................    109.4          124.1          132.9           190.7        557.1
   Income (loss) from continuing operations
     before extraordinary items (3)..............    (68.9)         (79.9)         723.7           432.8      1,007.7
   Basic earnings (loss) for common
     stockholders per common share
      Income (loss) from continuing operations
       before extraordinary items................    (0.21)         (0.24)          1.96            1.15         2.67
     Net income (loss)...........................    (0.24)         (0.25)          1.93            1.12         2.57
   Diluted earnings (loss) for common
     stockholders per common share
      Income (loss) from continuing operations
       before extraordinary items................    (0.21)         (0.24)          1.80            1.07         2.50
     Net income (loss)...........................    (0.24)         (0.25)          1.78            1.04         2.41
   Cash dividends per common share...............    .0233          .0233          .0233           .0233        .0933

   1997 (4)
   Revenues...................................... $1,026.9       $1,068.3       $1,089.0        $1,283.5     $4,467.7
   Operating income before depreciation
     and amortization (1)........................    296.0          316.6          313.6           366.9      1,293.1
   Operating income..............................    111.5           92.2           99.5           163.4        466.6
   Loss from continuing operations before
     extraordinary items.........................    (53.1)         (11.8)         (49.3)          (68.7)      (182.9)
   Basic loss for common stockholders per
     common share
     Loss from continuing operations
       before extraordinary items................    (0.16)         (0.04)         (0.17)          (0.21)       (0.58)
     Net loss....................................    (0.20)         (0.12)         (0.19)          (0.25)       (0.75)
   Diluted loss for common stockholders
       per common share
     Loss from continuing operations before
       extraordinary items.......................    (0.16)         (0.04)         (0.17)          (0.21)       (0.58)
     Net loss....................................    (0.20)         (0.12)         (0.19)          (0.25)       (0.75)
   Cash dividends per common share...............    .0233          .0233          .0233           .0233        .0933

--------------
(1)  See Note 10, note 2.
(2) Results of operations for 1998 include the results of Comcast-Spectacor which was consolidated effective January 1, 1998 and the results of Comcast UK Cable through October 29, 1998 (see Note 3).
(3) Results of operations were affected by the gain on the AT&T Transaction in the third quarter of 1998 and the gains on the NTL Transaction and the Sprint PCS restructuring in the fourth quarter of 1998 (see Note 3).
(4) Results of operations for the second quarter of 1997 include the results of E! Entertainment, which have been consolidated effective March 31, 1997 (see Note 3).
(5) The Company's consolidated results of operations for the fourth quarter of 1998 and 1997 are also affected by the seasonality of the Company's electronic retailing operations.

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

     The information called for by Item 10, Directors and Executive Officers of the Registrant (except for the information regarding executive officers called for by Item 401 of Regulation S-K which is included in Part I hereof as Item 4A in accordance with General Instruction G(3)), Item 11, Executive Compensation,
Item 12, Security  Ownership of Certain  Beneficial  Owners and Management,  and
Item 13, Certain Relationships and Related Transactions, is hereby incorporated by reference to our definitive Proxy Statement for our Annual Meeting of Shareholders presently scheduled to be held in June 1999, which shall be filed with the Securities and Exchange Commission within 120 days of the end of our latest fiscal year.

                                     PART IV

ITEM 14      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) The following consolidated financial statements of ours are included in
Part II, Item 8:

              Independent Auditors' Report...................................29
              Consolidated Balance Sheet--December 31, 1998 and 1997.........30
              Consolidated Statement of Operations--Years
                Ended December 31, 1998, 1997 and 1996.......................31
              Consolidated Statement of Cash Flows--Years
                Ended December 31, 1998, 1997 and 1996.......................32
              Consolidated Statement of Stockholders' Equity
                (Deficiency)--Years Ended December 31, 1998, 1997 and 1996...33
              Notes to Consolidated Financial Statements.....................34

     (b)(i) The following financial statement schedules required to be filed by Items 8 and 14(d) of Form 10-K are included in Part IV:

              Schedule I - Condensed Financial Information of Registrant
                           Unconsolidated (Parent Only)
              Schedule II - Valuation and Qualifying Accounts

              All other schedules are omitted because they are not applicable, not required or the required information is included in the consolidated financial statements or notes thereto.

     (c) Reports on Form 8-K:
         None.

     (d) Exhibits required to be filed by Item 601 of Regulation S-K:

          3.1(a) Amended and Restated Articles of Incorporation filed on July 24, 1990 (incorporated by reference to Exhibit 3.1(a) to our Annual Report on Form 10-K for the year ended December 31, 1995).
          3.1(b) Amendment to Restated Articles of Incorporation filed on July 14, 1994 (incorporated by reference to Exhibit 3.1(b) to our Annual Report on Form 10-K for the year ended December 31, 1995).
          3.1(c) Amendment to Restated Articles of Incorporation filed on July 12, 1995 (incorporated by reference to Exhibit 3.1(c) to our Annual Report on Form 10-K for the year ended December 31, 1995).
          3.1(d) Amendment to Restated Articles of Incorporation filed on June 24, 1996 (incorporated by reference to Exhibit 4.1(d) to our Registration Statement on Form S-3, as amended, filed on July 16, 1996).
          3.1(e) Form of Statement of Designations, Preferences and Rights of 5% Series A Convertible Preferred Stock of the Company (incorporated by reference to Exhibit 4.1(e) to our
                      Registration  Statement  on Form  S-3  filed  on July  16,
                      1996).
          3.1(f) Form of Statement of Designations, Preferences and Rights of Series B Convertible Preferred Stock of the Company (incorporated by reference to Exhibit 3.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 1997).
          3.2         Amended and Restated By-Laws (incorporated by reference to
                      Exhibit 3(ii) to our Annual Report on Form 10-K for the year ended December 31, 1993).
          4.1 Specimen Class A Common Stock Certificate (incorporated by reference to Exhibit 2(a) to our Registration Statement on Form S-7 filed on September 17, 1980, File No. 2-69178).
          4.2 Specimen Class A Special Common Stock Certificate (incorporated by reference to Exhibit 4(2) to our Annual Report on Form 10-K for the year ended December 31, 1986).

          4.3 Indenture, dated as of October 17, 1991, between the Company and Bank of Montreal/Harris Trust (successor to Morgan Guaranty Trust Company of New York), as Trustee (incorporated by reference to Exhibit 2 to our Current Report on Form 8-K filed on October 31, 1991).
          4.4 Form of Debenture relating to our 10-1/4% Senior Subordinated Debentures due 2001 (incorporated by reference to Exhibit 4(19) to our Annual Report on Form 10-K for the year ended December 31, 1991).
          4.5 Form of Debenture relating to our $300,000,000 10-5/8% Senior Subordinated Debentures due 2012 (incorporated by reference to Exhibit 4(17) to our Annual Report on Form 10-K for the year ended December 31, 1992).
          4.6 Form of Debenture relating to our $200,000,000 9-1/2% Senior Subordinated Debentures due 2008 (incorporated by reference to Exhibit 4(18) to our Annual Report on Form 10-K for the year ended December 31, 1992).
          4.7 Indenture, dated as of February 20, 1991, between us and Bankers Trust Company, as Trustee (incorporated by reference to Exhibit 4.3 to our Registration Statement on Form S-3 (File No. 33-32830), filed on January 11, 1990).
          4.8 Form of Debenture relating to our $250.0 million 9-3/8% Senior Subordinated Debentures due 2005 (incorporated by reference to Exhibit 4.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 1995).
          4.9 Form of Debenture relating to our $250.0 million 9-1/8% Senior Subordinated Debentures due 2006 (incorporated by reference to Exhibit 4.13 to our Annual Report on Form 10-K for the year ended December 31, 1995).
          10.1* Comcast Corporation 1986 Non-Qualified Stock Option Plan, as amended and restated, effective December 10, 1996 (incorporated by reference to Exhibit 10.3 to our Annual Report on Form 10-K for the year ended December 31, 1996).
          10.2* Comcast Corporation 1987 Stock Option Plan, as amended and restated, effective December 15, 1998.
          10.3* Comcast Corporation 1996 Stock Option Plan, as amended and restated, effective December 15, 1998.
          10.4* Comcast Corporation 1996 Deferred Compensation Plan, as amended and restated, effective December 15, 1998.
          10.5* Comcast Corporation 1990 Restricted Stock Plan, as amended and restated, effective December 15, 1998.
          10.6* 1992 Executive Split Dollar Insurance Plan (incorporated by reference to Exhibit 10(12) to our Annual Report on Form 10-K for the year ended December 31, 1992).
          10.7* Comcast Corporation 1996 Cash Bonus Plan, as amended and restated, effective December 15, 1998.
          10.8* Comcast Corporation 1996 Executive Cash Bonus Plan, dated August 15, 1996 (incorporated by reference to Exhibit
                      10.10 to our Annual Report on Form 10-K for the year ended December 31, 1996).
          10.9* Compensation and Deferred Compensation Agreement by and between Comcast Corporation and Ralph J. Roberts, as amended and restated, effective August 31, 1998 (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 1998).
          10.10 The Comcast Corporation Retirement-Investment Plan, as amended and restated effective January 1, 1993 (revised through September 30, 1995) (incorporated by reference to
                      Exhibit 10.1 to our Registration Statement on Form S-8 filed on October 5, 1995).
          10.11 Defined Contribution Plans Master Trust Agreement, between Comcast Corporation and State Street Bank and Trust Company (incorporated by reference to Exhibit 10.2 to our Registration Statement on Form S-8 filed on October 5,
                      1995).
--------
* Constitutes a management contract or compensatory plan or arrangement.

          10.12 Tax Sharing Agreement, dated as of December 2, 1992, among Storer Communications, Inc., TKR Cable I, Inc., TKR Cable II, Inc., TKR Cable III, Inc., Tele-Communications, Inc., the Company and each of the Departing Subsidiaries that are signatories thereto (incorporated by reference to
                      Exhibit 4 to our Current Report on Form 8-K filed on December 17, 1992, as amended by Form 8 filed January 8,
                      1993).
          10.13* Comcast Corporation 1997 Deferred Stock Option Plan, as amended and restated, effective December 18, 1997 (incorporated by reference to Exhibit 10.13 to our Annual Report on Form 10-K for the year ended December 31, 1997).
          10.14 Note Purchase Agreement, dated as of November 15, 1992, among Comcast Storer, Inc., Storer Communications, Inc., Comcast Storer Finance Sub, Inc. and each of the respective purchasers named therein (incorporated by reference to Exhibit 6 to our Current Report on Form 8-K filed on December 17, 1992, as amended by Form 8 filed January 8, 1993).
          10.15 Payment Agreement, dated December 2, 1992, among the Company, Comcast Storer, Inc., SCI Holdings, Inc., Storer Communications, Inc. and each of the Remaining Subsidiaries that are signatories thereto (incorporated by reference to Exhibit 7 to our Current Report on Form 8-K filed on December 17, 1992, as amended by Form 8 filed January 8, 1993).
          10.16 Intercreditor and Collateral Agency Agreement, dated as of December 2, 1992, among Comcast Storer, Inc., Comcast Cable Communications, Inc., Storer Communications, Inc., the banks party to the Credit Agreement dated as of December 2, 1992, the purchasers of the Senior Notes under the separate Note Purchase Agreements each dated as of November 15, 1992, the Senior Lenders (as defined therein) and The Bank of New York as collateral agent for the Senior Lenders (incorporated by reference to Exhibit 8 to our Current Report on Form 8-K filed on December 17, 1992, as amended by Form 8 filed January 8, 1993).
          10.17 Tax Sharing Agreement, dated December 2, 1992, between the Company and Comcast Storer, Inc. (incorporated by reference to Exhibit 9 to our Current Report on Form 8-K filed on December 17, 1992, as amended by Form 8 filed January 8, 1993).
          10.18 Pledge Agreement, dated as of December 2, 1992, between Comcast Cable Communications, Inc. and The Bank of New York (incorporated by reference to Exhibit 10 to our Current Report on Form 8-K filed on December 17, 1992, as amended by Form 8 filed January 8, 1993).
          10.19 Pledge Agreement, dated as of December 2, 1992, between Comcast Storer, Inc. and The Bank of New York (incorporated by reference to Exhibit 11 to our Current Report on Form 8-K filed on December 17, 1992, as amended by Form 8 filed January 8, 1993).
          10.20 Pledge Agreement, dated as of December 2, 1992, between Storer Communications, Inc. and The Bank of New York (incorporated by reference to Exhibit 12 to our Current Report on Form 8-K filed on December 17, 1992, as amended by Form 8 filed January 8, 1993).
          10.21 Note Pledge Agreement, dated as of December 2, 1992, between Comcast Storer, Inc. and The Bank of New York (incorporated by reference to Exhibit 13 to our Current Report on Form 8-K filed on December 17, 1992, as amended by Form 8 filed January 8, 1993).
          10.22 Guaranty Agreement, dated as of December 2, 1992, between Storer Communications, Inc. and The Bank of New York (incorporated by reference to Exhibit 14 to our Current Report on Form 8-K filed on December 17, 1992, as amended by Form 8 filed January 8, 1993).
          10.23 Guaranty Agreement, dated as of December 2, 1992, between Comcast Storer Finance Sub, Inc. and The Bank of New York (incorporated by reference to Exhibit 15 to our Current Report on Form 8-K filed on December 17, 1992, as amended by Form 8 filed January 8, 1993).
          10.24 Amended and Restated Stockholders Agreement, dated as of February 9, 1995, among the Company, Comcast QVC, Inc., QVC Programming Holdings, Inc., Liberty Media Corporation, QVC Investment, Inc. and Liberty QVC, Inc. (incorporated by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 1995).
--------
* Constitutes a management contract or compensatory plan or arrangement.

          10.25(a) Credit Agreement, dated as of February 15, 1995, among QVC, Inc. and the Banks listed therein (incorporated by reference to Exhibit (b)(6) to Amendment No. 21 to the Tender Offer Statement on Schedule 14D-1 filed on February 17, 1995 by QVC Programming Holdings, Inc., the Company and Tele-Communications, Inc. with respect to the tender offer for all outstanding shares of QVC, Inc.).
          10.25(b)**  Amendment  No. 3, dated as of July 19, 1996, to the Credit
                      Agreement, dated as of February 15, 1995, among QVC, Inc. and the Banks listed therein.
          10.26 Comcast MHCP Holdings, L.L.C. Amended and Restated Limited Liability Company Agreement, dated as of December 18, 1994, among Comcast Cable Communications, Inc., The California Public Employees' Retirement System and, for certain limited purposes, the Company (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on January 6, 1995).
          10.27 Credit Agreement, dated as of December 22, 1994, among Comcast MH Holdings, Inc., the banks listed therein, The Chase Manhattan Bank (National Association), NationsBank of Texas, N.A. and the Toronto-Dominion Bank, as Arranging Agents, The Bank of New York, The Bank of Nova Scotia, Canadian Imperial Bank of Commerce and Morgan Guaranty Trust Company of New York, as Managing Agents and
                      NationsBank of Texas, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on January 6, 1995).
          10.28 Pledge Agreement, dated as of December 22, 1994, between Comcast MH Holdings, Inc. and NationsBank of Texas, N.A., as the secured party (incorporated by reference to Exhibit
                      10.3 to our Current Report on Form 8-K filed on January 6,
                      1995).
          10.29 Pledge Agreement, dated as of December 22, 1994, between Comcast Communications Properties, Inc. and NationsBank of Texas, N.A., as the Secured Party (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed on January 6, 1995).
          10.30       Affiliate  Subordination  Agreement  (as the  same  may be amended, modified, supplemented, waived, extended or restated from time to time, this "Agreement"), dated as of December 22, 1994, among the Company, Comcast MH Holdings, Inc., (the "Borrower"), any affiliate of the Borrower that shall have become a party thereto and NationsBank of Texas, N.A., as Administrative Agent under the Credit Agreement dated as of December 22, 1994, among the Borrower, the Banks listed therein, The Chase Manhattan Bank (National Association), NationsBank of Texas, N.A. and The Toronto-Dominion Bank, as Arranging Agents, The Bank of New York, The Bank of Nova Scotia, Canadian Imperial Bank of Commerce and Morgan Guaranty Trust Company of New York, as Managing Agents, and the Administrative Agent (incorporated by reference to Exhibit
                      10.5 to our Current Report on Form 8-K filed on January 6,
                      1995).
          10.31 Registration Rights and Price Protection Agreement, dated as of December 22, 1994, by and between the Company and The California Public Employees' Retirement System (incorporated by reference to Exhibit 10.8 to our Current Report on Form 8-K filed on January 6, 1995).
          10.32** Credit Agreement, dated as of November 15, 1996, among Comcast SCH Holdings, Inc., the banks listed therein, Nationsbank of Texas, N.A., as Documentation Agent, The Chase Manhattan Bank, as Syndication Agent, The Bank of New York, The Chase Manhattan Bank and Nationsbank of Texas, N.A., as Managing Agents, and The Bank of New York, as Administrative Agent.
          10.33 Indenture dated as of May 1, 1997, between Comcast Cable Communications, Inc. and Bank of Montreal Trust Company, as Trustee, in respect of Comcast Cable Communications, Inc.'s 8-1/8% Notes due 2004, 8-3/8% Notes due 2007,
                      8-7/8%  Notes  due 2017,  8-1/2%  Notes due 2027 and 6.20%
                      Notes due 2008 (incorporated by reference to Exhibit 4.1(a) to the Registration Statement on Form S-4 (File No. 333-30745) of Comcast Cable
                      Communications, Inc.).
----------
* Constitutes a management contract or compensatory plan or arrangement.
** Pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K, the Registrant agrees to furnish a copy of the referenced agreement to the Commission upon request.

          10.34       Purchase and Sale  Agreement  dated as of January 19, 1999 among SBC  Communications  Inc., Comcast Cellular Holdings
                      Corporation,  Comcast  Financial  Corporation  and Comcast
                      Corporation.
          21          List of Subsidiaries.
          23.1        Consent of Deloitte & Touche LLP.
          23.2        Consent of KPMG LLP.
          27.1        Financial Data Schedule.
          99.1        Report of Independent  Public Accountants to QVC, Inc., as
                      of  December  31,  1998 and 1997 and for the  years  ended
                      December 31, 1998, 1997 and 1996.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in Philadelphia, Pennsylvania on February 26, 1999.

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


     Signature                                              Title                                     Dated
/s/ Ralph J. Roberts
-------------------------------
Ralph J. Roberts                           Chairman of the Board of Directors; Director        February 26, 1999

/s/ Julian A. Brodsky
-------------------------------              Vice Chairman of the Board of Directors;          February 26, 1999
Julian A. Brodsky                                            Director

/s/ Brian L. Roberts
-------------------------------              President; Director (Principal Executive          February 26, 1999
Brian L. Roberts                                             Officer)

/s/ Lawrence S. Smith
-------------------------------                      Executive Vice President                  February 26, 1999
Lawrence S. Smith                                 (Principal Accounting Officer)

/s/ John R. Alchin
-------------------------------            Senior Vice President, Treasurer (Principal         February 26, 1999
John R. Alchin                                          Financial Officer)

/s/ Gustave G. Amsterdam
-------------------------------
Gustave G. Amsterdam                                         Director                          February 26, 1999

/s/ Sheldon M. Bonovitz
-------------------------------
Sheldon M. Bonovitz                                          Director                          February 26, 1999

/s/ Joseph L. Castle II
-------------------------------
Joseph L. Castle II                                          Director                          February 26, 1999

/s/ Bernard C. Watson
-------------------------------
Bernard C. Watson                                            Director                          February 26, 1999

/s/ Irving A. Wechsler
-------------------------------
Irving A. Wechsler                                           Director                          February 26, 1999

/s/ Anne Wexler
-------------------------------
Anne Wexler                                                  Director                          February 26, 1999

                      COMCAST CORPORATION AND SUBSIDIARIES

                 SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF

                     REGISTRANT UNCONSOLIDATED (PARENT ONLY)

                             CONDENSED BALANCE SHEET

                        (In millions, except share data)

                                                                                    December 31,
ASSETS                                                                        1998                1997

   Cash and cash equivalents.............................................     $31.2                $12.8
   Other current assets..................................................      18.4                  5.9
                                                                           --------             --------
     Total current assets................................................      49.6                 18.7

   Investments in and amounts due from subsidiaries
     eliminated upon consolidation.......................................   5,679.6              3,487.0
   Property and equipment, net...........................................      14.0                 38.5
   Other assets, net.....................................................      23.5                 45.5
                                                                           --------             --------
                                                                           $5,766.7             $3,589.7
                                                                           ========             ========

LIABILITIES AND STOCKHOLDERS' EQUITY

   Accrued interest......................................................     $30.5                $35.0
   Other current liabilities.............................................     286.3                108.1
                                                                           --------             --------
     Total current liabilities...........................................     316.8                143.1
                                                                           --------             --------

   Long-term debt........................................................   1,065.3              1,464.9
                                                                           --------             --------
   Deferred income taxes and other.......................................     458.1                303.8
                                                                           --------             --------
   Common equity put options.............................................     111.2                 31.4
                                                                           --------             --------

   Stockholders' equity
     Preferred stock - authorized, 20,000,000 shares;
       5% series A convertible, no par value; issued,
       6,370 at redemption value.........................................      31.9                 31.9
       5.25% series B mandatorily redeemable convertible,
       $1,000 par value; issued, 540,690 and 513,211
       at redemption value...............................................     540.7                513.2
     Class A special common stock, $1 par value - authorized,
       500,000,000 shares; issued, 328,630,366 and 317,025,969...........     328.6                317.0
     Class A common stock, $1 par value - authorized,
       200,000,000 shares; issued, 31,690,063 and 31,793,487.............      31.7                 31.8
     Class B common stock, $1 par value - authorized,
       50,000,000 shares; issued, 9,444,375 and 8,786,250................       9.4                  8.8
     Additional capital..................................................   3,311.5              3,030.6
     Accumulated deficit.................................................  (1,488.2)            (2,415.9)
     Unrealized gains on marketable securities, including
       securities held by subsidiaries...................................   1,049.5                140.7
     Cumulative translation adjustments of subsidiaries..................       0.2                (11.6)
                                                                           --------             --------
       Total stockholders' equity........................................   3,815.3              1,646.5
                                                                           --------             --------
                                                                           $5,766.7             $3,589.7
                                                                           ========             ========

                      COMCAST CORPORATION AND SUBSIDIARIES

                SCHEDULE I -- CONDENSED FINANCIAL INFORMATION OF

                     REGISTRANT UNCONSOLIDATED (PARENT ONLY)

            CONDENSED STATEMENT OF OPERATIONS AND ACCUMULATED DEFICIT

                      (In millions, except per share data)

                                                                                   Year Ended December 31,
                                                                          1998              1997             1996
REVENUES, principally intercompany fees eliminated
   upon consolidation.........................................            $320.1           $286.8            $212.0

GENERAL AND ADMINISTRATIVE EXPENSES...........................              83.2             69.5              55.6
                                                                       ---------        ---------         ---------

OPERATING INCOME..............................................             236.9            217.3             156.4

OTHER (INCOME) EXPENSE
   Interest expense, including intercompany interest, net.....             239.1            231.2             263.6
   Equity in net (income) losses of affiliates and other......            (976.2)           238.6             (16.3)
                                                                       ---------        ---------         ---------
                                                                          (737.1)           469.8             247.3
                                                                       ---------        ---------         ---------

INCOME (LOSS) BEFORE INCOME TAX BENEFIT
   AND EXTRAORDINARY ITEMS....................................             974.0           (252.5)            (90.9)

INCOME TAX BENEFIT............................................              (2.1)           (16.6)            (37.4)
                                                                       ---------        ---------         ---------

INCOME (LOSS) BEFORE EXTRAORDINARY ITEMS......................             976.1           (235.9)            (53.5)

EXTRAORDINARY ITEMS...........................................              (4.0)            (2.8)
                                                                       ---------        ---------         ---------

NET INCOME (LOSS).............................................             972.1           (238.7)            (53.5)

ACCUMULATED DEFICIT
   Beginning of year..........................................          (2,415.9)        (2,127.1)         (1,914.3)
   Retirement of common stock.................................             (10.0)           (17.7)           (133.2)
   Cash dividends, $.0933 per share per year..................             (34.4)           (32.4)            (26.1)
                                                                       ---------        ---------         ---------

   End of year................................................         ($1,488.2)       ($2,415.9)        ($2,127.1)
                                                                       =========        =========         =========

                      COMCAST CORPORATION AND SUBSIDIARIES

                SCHEDULE I -- CONDENSED FINANCIAL INFORMATION OF

                     REGISTRANT UNCONSOLIDATED (PARENT ONLY)

                        CONDENSED STATEMENT OF CASH FLOWS

                                  (In millions)

                                                                                   Year Ended December 31,
                                                                          1998              1997             1996
OPERATING ACTIVITIES
   Net income (loss)..........................................            $972.1          ($238.7)           ($53.5)
   Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
     Depreciation and amortization............................              13.2              7.0               8.9
     Non-cash interest expense, net...........................               3.7            106.8             136.2
     Equity in net (income) losses of affiliates..............            (976.6)           275.2             (15.2)
     Extraordinary items......................................               4.0              2.8
     Deferred income taxes and other..........................             104.2             88.9              68.4
                                                                       ---------         --------          --------
                                                                           120.6            242.0             144.8

     Changes in working capital...............................             155.2            (80.1)             41.3
                                                                       ---------         --------          --------
         Net cash provided by operating activities............             275.8            161.9             186.1
                                                                       ---------         --------          --------

FINANCING ACTIVITIES
   Retirement and repayment of debt ..........................             (50.6)           (59.5)
   Issuance of preferred stock................................                              500.0
   Issuances (repurchases) of common stock, net...............              28.9            470.2            (175.9)
   Dividends..................................................             (36.0)           (34.0)            (26.8)
   Other......................................................             (32.8)            12.7              43.0
                                                                       ---------         --------          --------
         Net cash (used in) provided by financing activities..             (90.5)           889.4            (159.7)
                                                                       ---------         --------          --------

INVESTING ACTIVITIES
   Net transactions with affiliates...........................            (164.0)        (1,026.4)              9.5
   Capital expenditures.......................................              (2.9)           (18.6)            (20.8)
   Other......................................................                               (3.2)            (13.0)
                                                                       ---------         --------          --------
         Net cash used in investing activities................            (166.9)        (1,048.2)            (24.3)
                                                                       ---------         --------          --------

INCREASE IN CASH AND CASH EQUIVALENTS.........................              18.4              3.1               2.1

CASH AND CASH EQUIVALENTS, beginning of year..................              12.8              9.7               7.6
                                                                       ---------         --------          --------

CASH AND CASH EQUIVALENTS, end of year........................             $31.2            $12.8              $9.7
                                                                       =========         ========          ========

                      COMCAST CORPORATION AND SUBSIDIARIES

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                  (In millions)


                                                                     Additions
                                                       Balance at   Charged to   Deductions     Balance
                                                        Beginning    Costs and      from        at End
                                                         of Year     Expenses    Reserves(A)    of Year

Allowance for Doubtful Accounts

   1998.....................................            $108.8        $52.2        $40.3       $120.7

   1997.....................................              94.0         55.1         40.3        108.8

   1996.....................................              78.0         45.2         29.2         94.0



Allowance for Obsolete
  Electronic Retailing Inventories

   1998.....................................             $44.5        $39.0        $22.6        $60.9

   1997.....................................              34.7         37.0         27.2         44.5

   1996.....................................              28.5         29.7         23.5         34.7



(A) Uncollectible accounts and obsolete inventory written off.