Form 10-Q
period 1999-03-31
COMCAST CORP
filed 1999-05-14
CIK 22301

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

(X) Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended:
                                 MARCH 31, 1999
                                       OR
( ) Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from ________ to ________.

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

         Yes  X                                                No ___

                           --------------------------

As of March 31, 1999, there were 699,483,529 shares of Class A Special Common Stock, 31,499,438 shares of Class A Common Stock and 9,444,375 shares of Class B Common Stock outstanding.

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 1999

                                TABLE OF CONTENTS
                                                                           Page
                                                                          Number
PART I.   FINANCIAL INFORMATION

          ITEM 1.   Financial Statements

                    Condensed Consolidated Balance
                    Sheet as of March 31, 1999 and December 31,
                    1998 (Unaudited)..........................................2

                    Condensed Consolidated Statement of
                    Operations and Accumulated Deficit for
                    the Three Months Ended March 31,
                    1999 and 1998 (Unaudited).................................3

                    Condensed Consolidated Statement of Cash
                    Flows for the Three Months Ended March 31,
                    1999 and 1998 (Unaudited).................................4

                    Notes to Condensed Consolidated
                    Financial Statements (Unaudited).....................5 - 12

          ITEM 2.   Management's Discussion and Analysis
                    of Financial Condition and Results of
                    Operations..........................................13 - 19

PART II.  OTHER INFORMATION

          ITEM 1.   Legal Proceedings........................................20

          ITEM 6.   Exhibits and Reports on Form 8-K.........................20

SIGNATURE....................................................................21

                       -----------------------------------

     This Quarterly Report on Form 10-Q is for the three months ended March 31, 1999. This Quarterly Report modifies and supersedes documents filed prior to this Quarterly Report. The SEC allows us to "incorporate by reference" information that we file with them, which means that we can disclose important information to you by referring you directly to those documents. Information incorporated by reference is considered to be part of this Quarterly Report. In addition, information we file with the SEC in the future will automatically update and supersede information contained in this Quarterly Report. In this Quarterly Report, "Comcast," "we," "us" and "our" refer to Comcast Corporation and its subsidiaries.

     You should carefully review the information contained in this Quarterly Report and in other reports or documents that we file from time to time with the SEC. In this Quarterly Report, we state our beliefs of future events and of our future financial performance. In some cases, you can identify those so-called "forward-looking statements" by words such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," or "continue" or the negative of those words and other comparable words. You should be aware that those statements are only our predictions. Actual events or results may differ materially. In evaluating those statements, you should specifically consider various factors, including the risks outlined below. Those factors may cause our actual results to differ materially from any of our forward-looking statements.

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

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 1999

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

                                                                            (Dollars in millions, except share data)
                                                                                 March 31,            December 31
                                                                                    1999                 1998,
                                                                                -----------          -----------
ASSETS
CURRENT ASSETS
   Cash and cash equivalents...............................................        $1,548.7               $870.7
   Investments.............................................................         4,978.4              3,653.4
   Accounts receivable, less allowance for doubtful
     accounts of $123.8 and $120.7.........................................           487.8                549.3
   Inventories, net........................................................           321.4                343.8
   Other current assets....................................................           202.8                207.1
                                                                                -----------          -----------
       Total current assets................................................         7,539.1              5,624.3
                                                                                -----------          -----------
INVESTMENTS................................................................         1,178.5                602.4
                                                                                -----------          -----------
PROPERTY AND EQUIPMENT.....................................................         3,910.6              3,886.7
   Accumulated depreciation................................................        (1,427.3)            (1,362.3)
                                                                                -----------          -----------
   Property and equipment, net.............................................         2,483.3              2,524.4
                                                                                -----------          -----------
DEFERRED CHARGES...........................................................         8,305.5              8,214.5
   Accumulated amortization................................................        (2,229.5)            (2,148.2)
                                                                                -----------          -----------
   Deferred charges, net...................................................         6,076.0              6,066.3
                                                                                -----------          -----------
                                                                                  $17,276.9            $14,817.4
                                                                                ===========          ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts payable and accrued expenses...................................        $1,399.7             $1,600.3
   Accrued interest........................................................           128.7                 73.5
   Net liabilities of discontinued operations..............................           188.4                165.2
   Deferred income taxes...................................................         1,592.1              1,140.1
   Current portion of long-term debt.......................................           122.0                113.5
                                                                                -----------          -----------
       Total current liabilities...........................................         3,430.9              3,092.6
                                                                                -----------          -----------
LONG-TERM DEBT, less current portion.......................................         6,168.7              5,464.2
                                                                                -----------          -----------
DEFERRED INCOME TAXES......................................................         1,697.1              1,500.1
                                                                                -----------          -----------
MINORITY INTEREST AND OTHER................................................           840.3                834.0
                                                                                -----------          -----------
COMMITMENTS AND CONTINGENCIES
COMMON EQUITY PUT OPTIONS..................................................           111.2                111.2
                                                                                -----------          -----------
STOCKHOLDERS' EQUITY
   Preferred stock - authorized, 20,000,000 shares; 5% series A convertible,
     no par value, issued, 6,370 at redemption value.......................            31.9                 31.9
     5.25% series B mandatorily redeemable convertible, $1,000 par value,
     issued, 547,786 and 540,690 at redemption value.......................           547.8                540.7
   Class A special common stock, $1 par value -authorized,
     2,500,000,000  shares; issued, 699,483,529 and 698,395,170............           699.5                698.4
   Class A common stock, $1 par value - authorized,
     200,000,000 shares; issued, 31,499,438 and 31,690,063 ................            31.5                 31.7
   Class B common stock, $1 par value - authorized,
     50,000,000 shares; issued, 9,444,375 .................................             9.4                  9.4
   Additional capital......................................................         2,941.4              2,941.7
   Accumulated deficit.....................................................        (1,416.8)            (1,488.2)
   Unrealized gains on marketable securities...............................         2,185.3              1,049.5
   Cumulative translation adjustments......................................            (1.3)                 0.2
                                                                                -----------          -----------
       Total stockholders' equity..........................................         5,028.7              3,815.3
                                                                                -----------          -----------
                                                                                  $17,276.9            $14,817.4
                                                                                ===========          ===========

See notes to condensed consolidated financial statements.

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 1999
     CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND ACCUMULATED DEFICIT
                                   (Unaudited)

                                                                          (Amounts in millions, except per share data)
                                                                                Three Months Ended March 31,
                                                                                      1999           1998
                                                                                    ---------      ---------
REVENUES
    Service income.........................................................            $724.4         $709.8
    Net sales from electronic retailing....................................             649.6          544.6
                                                                                    ---------      ---------
                                                                                      1,374.0        1,254.4
                                                                                    ---------      ---------
COSTS AND EXPENSES
    Operating..............................................................             373.6          387.2
    Cost of goods sold from electronic retailing...........................             390.5          332.4
    Selling, general and administrative....................................             184.8          186.1
    Depreciation...........................................................             116.6          117.1
    Amortization...........................................................             121.9          122.2
                                                                                    ---------      ---------
                                                                                      1,187.4        1,145.0
                                                                                    ---------      ---------
OPERATING INCOME...........................................................             186.6          109.4

OTHER (INCOME) EXPENSE
    Interest expense.......................................................             111.2          120.4
    Investment (income) expense............................................            (127.8)           1.6
    Equity in net (income) losses of affiliates............................              (1.1)         129.5
    Gain from equity offering of affiliate.................................                            (59.6)
    Other..................................................................              (0.2)          (2.7)
                                                                                    ---------      ---------
                                                                                        (17.9)         189.2
                                                                                    ---------      ---------
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE
    INCOME TAX EXPENSE, MINORITY INTEREST AND
    EXTRAORDINARY ITEMS....................................................             204.5          (79.8)

INCOME TAX EXPENSE.........................................................              87.4            6.4
                                                                                    ---------      ---------
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE
    MINORITY INTEREST AND EXTRAORDINARY ITEMS..............................             117.1          (86.2)

MINORITY INTEREST..........................................................              15.3          (17.2)
                                                                                    ---------      ---------
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE
    EXTRAORDINARY ITEMS....................................................             101.8          (69.0)

LOSS FROM DISCONTINUED OPERATIONS, net of income tax
    benefit of $11.9 and $5.8..............................................              20.1            9.9
                                                                                    ---------      ---------
INCOME (LOSS) BEFORE EXTRAORDINARY ITEMS...................................              81.7          (78.9)

EXTRAORDINARY ITEMS........................................................              (0.7)
                                                                                    ---------      ---------
NET INCOME (LOSS)..........................................................              81.0          (78.9)

PREFERRED DIVIDENDS........................................................              (7.5)          (7.1)
                                                                                    ---------      ---------
NET INCOME (LOSS) FOR COMMON STOCKHOLDERS..................................             $73.5         ($86.0)
                                                                                    =========      =========
ACCUMULATED DEFICIT
    Beginning of period....................................................         ($1,488.2)     ($2,415.9)
    Net income (loss)......................................................              81.0          (78.9)
    Common dividends - $.012 per share in 1998.............................                             (8.5)
    Retirement of common stock.............................................              (9.6)
                                                                                    ---------      ---------
    End of period..........................................................         ($1,416.8)     ($2,503.3)
                                                                                    =========      =========
BASIC EARNINGS (LOSS) FOR COMMON STOCKHOLDERS PER COMMON SHARE
    Income (loss) from continuing operations before extraordinary items....              $.13          ($.11)
    Loss from discontinued operations......................................              (.03)          (.01)
    Extraordinary items....................................................
                                                                                    ---------      ---------
       Net income (loss)...................................................              $.10          ($.12)
                                                                                    =========      =========
BASIC WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING.................             741.4          716.2
                                                                                    =========      =========
DILUTED EARNINGS (LOSS) FOR COMMON STOCKHOLDERS PER COMMON SHARE
    Income (loss) from continuing operations before extraordinary items....              $.12          ($.11)
    Loss from discontinued operations......................................              (.02)          (.01)
    Extraordinary items....................................................
                                                                                    ---------      ---------
       Net income (loss)...................................................              $.10          ($.12)
                                                                                    =========      =========
DILUTED WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING...............             814.9          716.2
                                                                                    =========      =========

See notes to condensed consolidated financial statements.

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 1999
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                                        (Dollars in millions)
                                                                                    Three Months Ended March 31,
                                                                                       1999             1998
                                                                                    ---------        ---------
OPERATING ACTIVITIES
   Net income (loss)........................................................            $81.0           ($78.9)
   Adjustments to reconcile  net income (loss) to net cash provided by operating activities from continuing operations:
     Depreciation...........................................................            116.6            117.1
     Amortization...........................................................            121.9            122.2
     Non-cash interest expense, net.........................................             (1.4)            12.3
     Equity in net (income) losses of affiliates............................             (1.1)           129.5
     Gain from equity offering of affiliate.................................                             (59.6)
     Non-cash investment (income) expense, net..............................           (101.2)            18.0
     Minority interest......................................................             15.3            (17.2)
     Loss from discontinued operations......................................             20.1              9.9
     Extraordinary items....................................................              0.7
     Deferred income taxes and other........................................             25.3            (40.3)
                                                                                    ---------        ---------
                                                                                        277.2            213.0
     Changes in working capital.............................................             23.1             69.6
                                                                                    ---------        ---------
           Net cash provided by operating activities
               from continuing operations ..................................            300.3            282.6
                                                                                    ---------        ---------
FINANCING ACTIVITIES
   Proceeds from borrowings.................................................            778.3            965.2
   Retirement and repayment of debt.........................................            (66.4)          (736.8)
   (Repurchase) issuance of common stock, net...............................             (3.5)             5.8
   Dividends................................................................             (9.0)            (8.9)
   Deferred financing costs.................................................            (14.4)            (0.3)
                                                                                    ---------        ---------
           Net cash provided by financing activities
               from continuing operations ..................................            685.0            225.0
                                                                                    ---------        ---------
INVESTING ACTIVITIES
   Acquisitions, net of cash acquired.......................................                            (136.9)
   (Purchases of) proceeds from sales of short-term investments, net........            (40.6)           132.0
   Investments..............................................................           (116.4)           (58.3)
   Proceeds from sales of investments.......................................             50.7
   Proceeds from sales of call options......................................                              20.7
   Capital expenditures.....................................................           (122.4)          (194.7)
   Additions to deferred charges............................................            (78.6)           (18.9)
   Other....................................................................                              (0.2)
                                                                                    ---------        ---------
           Net cash used in investing activities
               from continuing operations. .................................           (307.3)          (256.3)
                                                                                    ---------        ---------
INCREASE IN CASH AND CASH EQUIVALENTS - CONTINUING OPERATIONS...............            678.0            251.3
CASH AND CASH EQUIVALENTS, beginning of period..............................            870.7            409.1
                                                                                    ---------        ---------
CASH AND CASH EQUIVALENTS, end of period....................................         $1,548.7           $660.4
                                                                                    =========        =========

See notes to condensed consolidated financial statements.

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 1999
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     Basis of Presentation
     The condensed consolidated balance sheet as of December 31, 1998 has been condensed from the audited consolidated balance sheet as of that date. The condensed consolidated balance sheet as of March 31, 1999 and the condensed consolidated statements of operations and accumulated deficit and of cash flows for the three months ended March 31, 1999 and 1998 have been prepared by Comcast Corporation (the "Company") and have not been audited by the Company's independent auditors. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of March 31, 1999 and for all periods presented have been made.

     Certain information and note disclosures normally included in the Company's annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1998 Annual Report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for the period ended March 31, 1999 are not necessarily indicative of operating results for the full year.

     The results of operations of Comcast Cellular Corporation ("Comcast Cellular"), an indirect wholly owned subsidiary of the Company, have been presented as a discontinued operation in accordance with Accounting Principles Board ("APB") Opinion 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" (see Note 3).

     Stock Split
     On March 3, 1999, the Company's board of directors authorized an increase in the number of authorized shares of the Company's Class A Special Common Stock from 500 million shares to 2.5 billion shares. On that date, the Company's board of directors also authorized a two-for-one stock split in the form of a 100% stock dividend (the "Stock Split") payable on May 5, 1999 to shareholders of record on April 20, 1999, subject to shareholder approval of the increase in authorized shares (which was obtained on April 20, 1999). The dividend was paid in Class A Special Common Stock to the holders of Class A Common, Class A Special Common and Class B Common Stock. The average number of shares outstanding and related prices, per share amounts, share conversions and stock option data have been retroactively restated to reflect the Stock Split. The Company's board of directors also eliminated the quarterly cash dividend of $.012 per share on all classes of its Common Stock. The last quarterly cash dividend was paid on March 25, 1999.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     New Accounting Pronouncement
     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement, which establishes accounting and reporting standards for derivatives and hedging activities, is effective for fiscal years beginning after June 15, 1999. Upon the adoption of SFAS No. 133, all derivatives are required to be recognized in the statement of financial position as either assets or liabilities and measured at fair value. The Company is currently evaluating the impact the adoption of SFAS No. 133 will have on its financial position and results of operations.

     Earnings (Loss) for Common Stockholders Per Common Share
     Earnings (loss) for common stockholders per common share is computed by dividing net income (loss), after deduction of preferred stock dividends, when applicable, by the weighted average number of common shares outstanding during the period on a basic and diluted basis.

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 1999
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

     The following table reconciles the numerator and denominator of the computations of diluted earnings (loss) for common stockholders per common share ("Diluted EPS") for the three months ended March 31, 1999 and 1998, respectively.

                                                                  (Amounts in millions, except per share data)
                                                                               Three Months Ended
                                                                                   March 31,
                                                                           1999                 1998
                                                                         ---------            ---------
     Net income (loss) for common stockholders........................       $73.5               ($86.0)
     Preferred dividends..............................................         7.5
                                                                         ---------            ---------
     Net income (loss) for common stockholders used for
       Diluted EPS....................................................       $81.0               ($86.0)
                                                                         =========            =========
     Basic weighted average number of common shares outstanding.......       741.4                716.2
     Dilutive securities:
       Series A and B convertible preferred stock.....................        45.2
       Stock option and restricted stock plans........................        28.3
                                                                         ---------            ---------
     Diluted weighted average number of common shares
       outstanding....................................................       814.9                716.2
                                                                         =========            =========
     Diluted earnings (loss) for common stockholders
       per common share...............................................        $.10                ($.12)
                                                                         =========            =========

     Put options sold by the Company on 5.5 million shares of its Class A Special Common stock (see Note 6) were outstanding during the three months ended March 31, 1999 but were not included in the computation of Diluted EPS as the options' exercise price was less than the average market price of the Company's Class A Special Common Stock during the period.

     For the three months ended March 31, 1998, the Company's potential common shares of 86.6 million shares have an antidilutive effect on loss for common stockholders per common share and, therefore, have not been used in determining the total weighted average number of common shares outstanding.

     Reclassifications
     Certain reclassifications have been made to the prior year condensed consolidated financial statements to conform to those classifications used in 1999.

3.   SIGNIFICANT EVENTS

     AT&T Agreement
     On May 4,  1999,  the  Company  and AT&T  Corp.  ("AT&T")  entered  into an agreement (the "AT&T Agreement") pursuant to which the Company and AT&T agreed to exchange various cable systems (the "System Exchanges") to improve each company's geographic clustering of systems. Under the terms of the AT&T Agreement, the Company will pay AT&T approximately $3.4 billion (subject to adjustment based on the actual number of net subscribers acquired and the per subscriber price of certain subscribers) for the approximately 750,000 net subscribers to be acquired as a result of the System Exchanges. The Company will pay for the net subscribers acquired in connection with the System Exchanges with shares of AT&T common stock currently owned or subsequently acquired by the Company and other securities or assets which would permit the System Exchanges to be tax-free to the extent possible. The value of any currently owned AT&T common stock to be exchanged will be determined based upon the average trading price during the 20-day trading period beginning June 3, 1999.

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 1999
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

     Under the terms of the AT&T Agreement, the Company also has an option to acquire from AT&T, following approximately three years, additional cable systems with a total of between 1.0 million and 1.4 million subscribers for approximately $4.8 billion to $6.7 billion (subject to reduction for any long-term debt and other liabilities of the acquired cable systems). The Company will pay for these cable systems with shares of the Company's Class A Special Common Stock (valued on the same basis as described in the prior paragraph) and other securities or assets which would permit the acquisition to be tax-free (or if such result can not be obtained, with cash).

     Under the terms of the AT&T Agreement, the Company has also agreed to offer AT&T-branded residential wireline telephony in its cable system markets, provided AT&T has concluded separate residential telephony agreements with at least two other non-AT&T affiliated multi-system cable operators. AT&T has agreed to grant the Company the most favorable terms AT&T has reached with any of those or other multi-system cable operators.

     The majority of the System Exchanges and the exercise of the Company's option to acquire the additional cable systems are contingent upon the completion of AT&T's acquisition of MediaOne (see Proposed Acquisition of MediaOne Group, Inc. below), which is expected to close in the first quarter of 2000, subject to receipt of necessary shareholder, regulatory and other approvals. There can be no assurance, however, that such acquisition will be consummated.

     Proposed Acquisition of MediaOne Group, Inc.
     On March 22, 1999, the Company and MediaOne Group, Inc. ("MediaOne"), entered into an Agreement and Plan of Merger (the "Merger Agreement") pursuant to which MediaOne was to be merged with and into the Company. Under the terms of the Merger Agreement, MediaOne could terminate the Merger Agreement under certain conditions, provided that it pay a termination fee of $1.5 billion in cash to the Company. On April 22, 1999, AT&T submitted an offer to purchase MediaOne. On May 1, 1999, the MediaOne Board of Directors notified the Company that it had determined that the
     AT&T offer was superior to the Company's offer. On May 6, 1999, MediaOne terminated the Merger Agreement and MediaOne paid the Company the termination fee.

     Acquisition of Jones Intercable
     In May 1998, the Company agreed to purchase from BCI Telecom Holding ("BTH") 6.4 million Class A Common Shares in Jones Intercable, Inc. ("Jones Intercable"), and a 49% interest in the BTH subsidiaries which were to continue to own BTH's remaining 6.4 million shares of Jones Intercable Class A Common Stock. At the same time, the Company agreed to acquire approximately 2.9 million shares of Common Stock of Jones Intercable (the "Control Shares"), if and when acquired by BTH from affiliates of Jones Intercable's controlling shareholder under an existing option (the "Control Option") to acquire such shares (which absent extraordinary circumstances would not have been exercisable until December 2001). The Company was to purchase the remaining 51% of the BTH subsidiaries when the Control Shares were acquired. The Company, BTH, Jones Intercable and Jones Intercable's controlling shareholder agreed in August 1998 to accelerate the Control Option to permit its early exercise and the early closing of the transactions with BTH. The transaction closed on April 7, 1999. The Company paid $706.3 million in cash to acquire the 12.8 million shares of Jones Intercable Class A Common Stock and the Control Shares. After closing, the Company controls approximately 37% of the economic and 47% of the voting interest in Jones Intercable. In addition, the Control Shares represent shares having the right to elect approximately 75% of the Board of Directors of Jones Intercable. The acquisition was funded with available cash and cash equivalents. Jones Intercable is a public company, which upon closing of certain pending transactions, will own or manage cable operations serving approximately 1.0 million customers.

     Acquisition of Greater Philadelphia Cablevision
     In February 1999, the Company agreed to acquire Greater Philadelphia Cablevision, Inc, a subsidiary of Greater Media, Inc. that operates a cable system serving approximately 79,000 subscribers in Philadelphia, Pennsylvania. The Company will issue approximately 8.4 million shares of its Class A Special Common Stock to complete the acquisition. The acquisition is expected to close in the fourth quarter of 1999, subject to receipt of all necessary regulatory and other approvals.

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 1999
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

     Sale of Comcast Cellular
     In January 1999, the Company agreed to sell its indirect wholly owned subsidiary, Comcast Cellular, to SBC Communications, Inc. for approximately $400 million in cash and the assumption of approximately $1.3 billion of Comcast Cellular debt. As of March 31, 1999, Comcast Cellular provides telephone communications services pursuant to licenses granted by the Federal Communications Commission to more than 862,000 subscribers in and around the City of Philadelphia, the State of Delaware and a significant portion of the State of New Jersey. Revenues for Comcast Cellular were $109.8 million and $105.4 million for the three months ended March 31, 1999 and 1998, respectively. The sale of Comcast Cellular is expected to close in the second quarter of 1999 subject to the receipt of all necessary regulatory and other approvals.

     Investment in Prime Communications
     In December 1998, the Company agreed to invest in Prime Communications LLC ("Prime"), a cable television operator with cable communications systems serving approximately 430,000 subscribers. During the fourth quarter of 1998, the Company acquired a $50 million 12.75% subordinated note due 2008 from Prime. In addition, under the terms of the agreement, the Company will lend Prime approximately $735 million in the form of a 6% ten year note, expected to occur in the third quarter of 1999. In return, the Company will receive a convertible note giving the Company the right to acquire 90% of Prime. The note cannot be converted until the build out of certain of Prime's cable systems is complete and regulatory and other approvals are obtained, which is expected to occur in the third quarter of 2002. If the note is converted, the Company would assume approximately $550 million of Prime debt. The Company would have the option to acquire the remaining 10% interest in Prime for approximately $82 million, plus accrued interest at 7% per annum.

4.   INVESTMENTS

                                                                               March 31,       December 31,
                                                                                  1999             1998
                                                                               ----------     --------------
                                                                                  (Dollars in millions)
           Equity method...............................................             $13.2            $11.1
           Fair value method...........................................           6,043.6          4,170.0
           Cost method.................................................             100.1             74.7
                                                                               ----------       ----------
                  Total investments....................................           6,156.9          4,255.8
           Less current investments....................................           4,978.4          3,653.4
                                                                               ----------       ----------
           Non-current investments.....................................          $1,178.5           $602.4
                                                                               ==========       ==========

     Equity Method
     The Company records its proportionate interests in the net income (loss) of substantially all of its equity method investees three months in arrears. The Company's recorded investments exceed its proportionate interests in the book value of the investees' net assets by $81.3 million as of March 31, 1999 (primarily related to the Company's investment in The Golf Channel). Such excess is being amortized to equity in net income or loss, primarily over a period of twenty years, which is consistent with the estimated lives of the underlying assets. The original cost of investments accounted for under the equity method totaled $203.9 million and $215.3 million as of March 31, 1999 and December 31, 1998, respectively.

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 1999
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

     Summarized financial information for the three months ended March 31, 1998 for the Company's equity method investees is presented below. Summarized financial information is not presented for Sprint PCS, Teleport Communications Group Inc. ("Teleport") or Birmingham Cable Corporation Limited and Cable London, PLC (together, the "UK Investees") as of or for the three months ended March 31, 1999 as such investments are no longer accounted for under the equity method (dollars in millions):

                                                        Sprint                     UK
                                                          PCS      Teleport     Investees    Other      Combined
                                                       ---------   ---------    --------    --------    --------
     Three Months Ended March 31, 1998:

       Combined Results of Operations
         Revenues, net...............................     $141.2      $150.4       $57.3      $290.7      $639.6
         Operating, selling, general and
           administrative expenses...................      478.0       154.1        45.0       316.6       993.7
         Depreciation and amortization...............      122.7        48.0        19.7        29.1       219.5
         Operating loss..............................     (459.5)      (51.7)       (7.4)      (55.0)     (573.6)
         Net loss (1)................................     (559.4)      (72.5)      (30.1)      (72.6)     (734.6)

       Company's Equity in Net Loss
         Equity in current period net loss...........     ($83.9)     ($10.6)     ($10.4)     ($22.6)    ($127.5)
         Amortization expense........................       (0.8)                   (0.2)       (1.0)       (2.0)
                                                       ---------   ---------    --------    --------    --------
           Total equity in net loss..................     ($84.7)     ($10.6)     ($10.6)     ($23.6)    ($129.5)
                                                       =========   =========    ========    ========    ========

     --------
     (1) Net loss also represents loss from continuing operations before extraordinary items and cumulative effect of changes in accounting principles.

     Sprint PCS. Effective November 1998, in connection with the restructuring of Sprint PCS, the Company accounts for its investment in Sprint PCS under the fair value method.

     Teleport. In November 1997, Teleport issued shares of its Class A Common Stock. As a result of the share issuance, the Company recognized a $59.6 million increase in its proportionate share of Teleport's net assets as a gain from equity offering of affiliate for the three months ended March 31, 1998. The Company recorded its proportionate share of Teleport's net assets one quarter in arrears. In July 1998, in connection with AT&T's acquisition of Teleport, the Company exchanged its interest in Teleport for shares of AT&T common stock. As of March 31, 1999 and December 31, 1998, the Company has recorded its investment in AT&T at its estimated fair value.

     UK Investees. In October 1998, the Company exchanged its interest in Comcast UK Cable Partners Limited ("Comcast UK Cable") for shares of NTL Incorporated ("NTL") common stock. As of March 31, 1999 and December 31, 1998, the Company has recorded its investment in NTL at its estimated fair value.

     Other. The Company's other equity investees include investments in cable communications and content providers. The Company does not consider these other equity method investments to be individually significant to its consolidated financial position, results of operations or liquidity.

     Fair Value Method
     The Company holds unrestricted equity investments in certain publicly traded companies, with an historical cost (including $1.999 billion of pre-tax gains recognized during 1998) of $2.682 billion and $2.555 billion as of March 31, 1999 and December 31, 1998, respectively. The Company has recorded these investments, which are classified as available for sale, at their estimated fair values of $6.044 billion and $4.170 billion as of March 31, 1999 and December 31, 1998, respectively. The unrealized pre-tax gains as of March 31, 1999 and December 31, 1998 of $3.362 billion and $1.615 billion, respectively, have been reported in the Company's condensed

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 1999
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

     consolidated balance sheet as a component of stockholders' equity, net of related deferred income tax expense of $1.177 billion and $565.1 million, respectively.

     AT&T Acquisition of TCI
     In March 1999, AT&T merged with Tele-Communications, Inc. ("TCI") with AT&T as the surviving corporation (the "AT&T/TCI Merger"). Upon closing of the AT&T/TCI Merger, the Company received approximately 3.6 million shares (as adjusted for AT&T's 3-for-2 stock split in April 1999) of AT&T common stock in exchange for the approximately 3.1 million shares of TCI Class A Common Stock held by the Company and the Company received approximately 3.6 million shares of Class A Liberty Media Group ("New Liberty") Tracking Shares for the approximately 2.3 million shares of TCI Ventures Group, Inc. ("TCI Ventures") common stock and the approximately 2.4 million shares of Liberty Media Group ("Old Liberty") Class A Common Stock held by the Company. As a result of the exchange, the Company recognized a pre-tax gain of $187.6 million during the three months ended March 31, 1999, representing the difference between the fair value of the stock received and the Company's basis in TCI and TCI Ventures. Such gain is included in investment (income) expense in the Company's condensed consolidated statement of operations and accumulated deficit.

     In March 1998, the Company sold call options relating to its unrestricted equity investments in TCI, TCI Ventures and Old Liberty common stock (together, the "TCI Stock") for $20.7 million. Such call options expire between March and November 1999. During the three months ended March 31, 1999 and 1998, the Company recorded pre-tax investment expense of $51.4 million and $14.6 million, respectively, related to changes in the value of the call options and settlement of the TCI and TCI Ventures call options.

     Impairment Losses
     During the three months ended March 31, 1999, the Company recorded a pre-tax loss of $35.3 million on certain of its investments based on a decline in value that was considered other than temporary. Such pre-tax loss is included in investment (income) expense in the Company's condensed consolidated statement of operations and accumulated deficit.

5.   LONG-TERM DEBT

     PHONES
     In March 1999, the Company issued 13.05 million (as adjusted for AT&T's 3-for-2 stock split in April 1999) 3.35% Exchangeable Extendable Subordinated Debentures due 2029 (the "PHONES") for gross proceeds of $718.3 million. The PHONES mature on May 15, 2029, unless extended as described below. At maturity, holders of the PHONES are entitled to receive in cash an amount equal to the higher of (a) the principal amount of the PHONES, or (b) the market value of AT&T common stock. If the current market value of AT&T common stock is greater than 150% of the principal amount of the PHONES on May 15, 2029, the maturity will be extended to May 15, 2059.

     Prior to maturity, each PHONES is exchangeable at the holders option, at any time after March 11, 2000, for an amount of cash equal to 95% of the market value of AT&T common stock. If the maturity of the PHONES is extended to 2059, the early exchange ratio will be increased to 100%. Prior to maturity, the Company may redeem all of the PHONES at a per PHONES premium (as adjusted for AT&T's 3-for-2 stock split in April 1999) of (a) $2.47687 if redeemed prior to May 15, 2000, (b) $1.65125 if redeemed prior to May 15, 2001, (c) $0.82563 if redeemed prior to May 15, 2002, or (d) zero if redeemed on or after May 15, 2002.

     Interest on the PHONES is payable quarterly (subject to deferral at the Company's option) equal to 1.75% per year of the original principal amount, plus the amount of the quarterly cash dividend paid on a share of AT&T common stock (1.60% as of the issuance date). The principal amount of the PHONES will be adjusted if AT&T changes the dividend paid on its common stock or if there are special distributions on or in respect of the AT&T common stock.

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 1999
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

     The PHONES are unsecured, subordinated obligations ranking equally with all
     of  the  Company's   existing  and  future   subordinated  debt  and  trade
     obligations.

     The PHONES are being accounted for as an indexed debt instrument since the maturity value is dependent upon the fair value of AT&T common stock. The Company's investment in AT&T is accounted for as an "available for sale" security under SFAS No. 115, with changes in fair value being reflected in accumulated other comprehensive income (see Note 4).

     Interest Rates
     As of March 31, 1999 and December 31, 1998, the Company's effective weighted average interest rate on its long-term debt outstanding was 7.16% and 7.71%, respectively.

     Lines of Credit
     As of March 31, 1999, certain subsidiaries of the Company had unused lines of credit of $913.5 million, $313.5 million of which is restricted by the covenants of the related debt agreements and to subsidiary general purposes and dividend declaration.

6.   STOCKHOLDERS' EQUITY

     Repurchase Program
     In September 1998, the Company announced that its Board of Directors had authorized a market repurchase program (the "Repurchase Program") pursuant to which the Company may purchase, in the open market or in private transactions up to $500.0 million of its outstanding common equity securities, subject to certain restrictions and market conditions. Based on the trade date for stock repurchases, during the three months ended March 31, 1999, the Company repurchased 0.4 million shares of its common stock for aggregate consideration of $11.5 million pursuant to the Repurchase Program. As part of the Repurchase Program, in September 1998, the Company sold put options on 5.5 million shares of its Class A Special Common Stock. The put options give the holder the right to require the Company to repurchase such shares at specified prices on specific dates during the period from April through September 1999. The amount the Company would be obligated to pay to repurchase such shares if all outstanding put options were exercised, totaling $111.2 million, has been reclassified to a temporary equity account in the Company's condensed consolidated balance sheet as of March 31, 1999 and December 31, 1998.

     Comprehensive Income (Loss)
     Total comprehensive income (loss) for the three months ended March 31, 1999 and 1998 was $1.215 billion and ($6.7) million, respectively. Total comprehensive income (loss) includes net income (loss), unrealized gains (losses) on marketable securities and foreign currency translation gains (losses) for the periods presented.

7.   STATEMENT OF CASH FLOWS - SUPPLEMENTAL INFORMATION

     The Company  made cash  payments  for  interest of $56.4  million and $60.4
     million   during  the  three   months   ended  March  31,  1999  and  1998,
     respectively.

     The Company made cash  payments for income taxes of $18.9 million and $14.9
     million   during  the  three   months   ended  March  31,  1999  and  1998,
     respectively.

8.   COMMITMENTS AND CONTINGENCIES

     The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial position, results of operations or liquidity of the Company.

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 1999
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONCLUDED
                                   (Unaudited)

9.   FINANCIAL DATA BY BUSINESS SEGMENT
     (Dollars in millions)


                                                Cable       Electronic  Corporate and
                                           Communications   Retailing     Other (1)       Total
                                           --------------   ---------     ---------       -----
Three Months Ended March 31, 1999
Revenues, net...........................        $604.8         $649.6        $119.6      $1,374.0
Operating income before depreciation
    and amortization (2)................         280.5          130.9          13.7         425.1
Depreciation and amortization...........         194.2           28.4          15.9         238.5
Operating income (loss).................          86.3          102.5          (2.2)        186.6
Interest expense........................          65.7           10.4          35.1         111.2
Capital expenditures....................         105.6           11.0           5.8         122.4

As of March 31, 1999
Assets..................................      $6,368.9       $2,190.5      $8,717.5     $17,276.9
Long-term debt, less current portion....       3,462.2          571.8       2,134.7       6,168.7

Three Months Ended March 31, 1998
Revenues, net...........................        $541.2         $544.6        $168.6      $1,254.4
Operating income before depreciation
    and amortization (2)................         249.4           95.1           4.2         348.7
Depreciation and amortization...........         161.9           29.5          47.9         239.3
Operating income (loss).................          87.5           65.6         (43.7)        109.4
Interest expense........................          53.5           13.3          53.6         120.4
Capital expenditures....................         140.3           19.5          34.9         194.7

---------------
(1) Other includes segments not meeting certain quantitative guidelines for reporting. Other includes certain other operating businesses, including Comcast-Spectacor, L.P., E! Entertainment Television, Inc., Comcast UK Cable (prior to October 29, 1998), the Company's DBS operations (prior to April 1, 1998) and elimination entries related to the segments presented. Corporate and other assets consist primarily of the Company's investments (see Note 4).
(2) Operating income before depreciation and amortization is commonly referred to in the Company's businesses as "operating cash flow." Operating cash flow is a measure of a company's ability to generate cash to service its obligations, including debt service obligations, and to finance capital and other expenditures. In part due to the capital intensive nature of the Company's businesses and the resulting significant level of non-cash depreciation and amortization expense, operating cash flow is frequently used as one of the bases for comparing businesses in the Company's industries, although the Company's measure of operating cash flow may not be comparable to similarly titled measures of other companies. Operating cash flow does not purport to represent net income or net cash provided by operating activities, as those terms are defined under generally accepted accounting principles, and should not be considered as an alternative to such measurements as an indicator of the Company's performance.

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 1999


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     We have experienced significant growth in recent years both through strategic acquisitions and growth in our existing businesses. We have historically met our cash needs for operations through our cash flows from operating activities. Cash requirements for acquisitions and capital expenditures have been provided through our financing activities and sales of investments, as well as our existing cash, cash equivalents and short-term investments.

     In January 1999, we agreed to sell our indirect wholly owned subsidiary, Comcast Cellular Corporation ("Comcast Cellular"), to SBC Communications, Inc. for approximately $400 million in cash and the assumption of approximately $1.3 billion of Comcast Cellular debt. We expect to recognize a pre-tax gain on the sale of approximately $600 million. We expect to complete this sale in the second quarter of 1999 if we receive all the necessary regulatory and other approvals. The results of Comcast Cellular have been presented as a discontinued operation in our condensed consolidated financial statements.

General Developments of Business

     See Note 3 to our condensed  consolidated  financial statements included in
Item 1.

Liquidity and Capital Resources

     The cable communications and the electronic retailing industry are experiencing increasing competition and rapid technological changes. Our future results of operations will be affected by our ability to react to changes in the competitive environment and by our ability to implement new technologies.
However, we believe that competition and technological changes will not significantly affect our ability to obtain financing.

     We believe that we will be able to meet our current and long-term liquidity and capital requirements, including fixed charges, through our cash flows from operating activities, existing cash, cash equivalents, short-term investments, lines of credit and other external financing.

     Cash, Cash Equivalents and Short-term Investments

     We  have  traditionally   maintained   significant  levels  of  cash,  cash
equivalents and short-term investments to meet our short-term liquidity requirements. Our cash equivalents and short-term investments are recorded at fair value. Cash, cash equivalents and short-term investments as of March 31, 1999 were $6.527 billion. As of March 31, 1999, our cash, cash equivalents and short-term investments include $4.920 billion of our investments in AT&T Corp. ("AT&T"), Sprint PCS, NTL Incorporated ("NTL") and Liberty Media Group ("New Liberty") (see Note 4 to our condensed consolidated financial statements included in Item 1). As of March 31, 1999, $346.9 million of our cash, cash equivalents and short-term investments is restricted to use by subsidiaries under contractual or other arrangements.

     Investments

     See Notes 3 and 4 to our condensed consolidated financial statements included in Item 1.

     We do not have any significant contractual funding commitments with respect to any of our investments. However, to the extent we do not fund our investees' capital calls, we expose ourselves to dilution of our ownership interests. We continually evaluate our existing investments, as well as new investment opportunities.

     Financing
     See Notes 5 and 6 to our condensed consolidated financial statements included in Item 1.

     As of March 31, 1999 and December 31, 1998, our long-term debt, including current portion, was $6.291 billion and $5.578 billion, respectively, of which 16.9% and 18.0%, respectively, was at variable rates.

     We may from time to time, depending on certain factors including market conditions, make optional repayments on our debt obligations, which may include open market repurchases of our outstanding public notes and debentures.

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 1999


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

     As of March 31, 1999, we are in the Testing Phase of our Year 2000 remediation program and have entered the Implementation Phase with respect to certain of our key systems. Through March 31, 1999, we have incurred approximately $6.0 million in connection with our Year 2000 remediation program. We estimate that we will incur between approximately $10 million to $16 million of additional expense through December 1999 in connection with our Year 2000 remediation program. Our estimate to complete the remediation plan includes the estimated time associated with mitigating the Year 2000 Issue for third party software. However, there can be no guarantee that the systems of other companies on which we rely will be converted on a timely basis, or that a failure to convert by another company would not have a material adverse effect on us.

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

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 1999


Statement of Cash Flows

     Cash and cash equivalents increased $678.0 million as of March 31, 1999 from December 31, 1998. The increase in cash and cash equivalents resulted from cash flows from operating, financing and investing activities which are explained below.

     Net cash provided by operating activities from continuing operations amounted to $300.3 million for the three months ended March 31, 1999 due principally to our operating income before depreciation and amortization (see "Results of Operations") and changes in working capital as a result of the timing of receipts and disbursements.

     Net cash provided by financing activities from continuing operations, which includes borrowings and repayments of debt, as well as the issuances and repurchases of our equity securities, was $685.0 million for the three months ended March 31, 1999. During the three months ended March 31, 1999,we borrowed $778.3 million, consisting primarily of $718.3 million of 3.35% Exchangeable Extendable Subordinated Debentures due 2029 (the "PHONES"). During the three months ended March 31, 1999, we repaid $66.4 million of our long-term debt. In addition, during the three months ended March 31, 1999, we had net repurchases of $3.5 million of our common stock and we paid cash dividends of $9.0 million on our common stock and Series A Preferred Stock. Deferred financing costs of $14.4 million were incurred during the three months ended March 31, 1999 in connection with the issuance of the PHONES.

     Net cash used in investing activities from continuing operations was $307.3 million for the three months ended March 31, 1999. Net cash used in investing activities includes investments of $116.4 million, capital expenditures of $122.4 million, additions to deferred charges of $78.6 million and net purchases of short-term investments of $40.6 million, offset by proceeds from sales of investments of $50.7 million.

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 1999


Results of Operations

     Our summarized consolidated financial information for the three months ended March 31, 1999 and 1998 is as follows (dollars in millions, "NM" denotes percentage is not meaningful):

                                                                 Three Months Ended
                                                                      March 31,         Increase / (Decrease)
                                                                  1999        1998          $           %
                                                                ---------   ---------   ---------   ---------
Revenues.....................................................    $1,374.0    $1,254.4      $119.6         9.5%
Cost of goods sold from electronic retailing.................       390.5       332.4        58.1        17.5
Operating, selling, general and administrative expenses......       558.4       573.3       (14.9)       (2.6)
                                                                ---------   ---------
Operating income before depreciation and
   amortization (1) .........................................       425.1       348.7        76.4        21.9
Depreciation.................................................       116.6       117.1        (0.5)       (0.4)
Amortization.................................................       121.9       122.2        (0.3)       (0.2)
                                                                ---------   ---------
Operating income.............................................       186.6       109.4        77.2        70.6
                                                                ---------   ---------
Interest expense.............................................       111.2       120.4        (9.2)       (7.6)
Investment (income) expense..................................      (127.8)        1.6       129.4          NM
Equity in net (income) losses of affiliates..................        (1.1)      129.5      (130.6)         NM
Gain from equity offering of affiliate.......................                   (59.6)      (59.6)         NM
Other income.................................................        (0.2)       (2.7)       (2.5)      (92.6)
Income tax expense...........................................        87.4         6.4        81.0          NM
Minority interest............................................        15.3       (17.2)       32.5          NM
                                                                ---------   ---------
Income (loss) from continuing operations before
   extraordinary items.......................................      $101.8      ($69.0)     $170.8          NM
                                                                =========   =========

------------
(1) Operating income before depreciation and amortization is commonly referred to in our businesses as "operating cash flow." Operating cash flow is a measure of a company's ability to generate cash to service its obligations, including debt service obligations, and to finance capital and other expenditures. In part due to the capital intensive nature of our businesses and the resulting significant level of non-cash depreciation expense and amortization expense, operating cash flow is frequently used as one of the bases for comparing businesses in our industries, although our measure of operating cash flow may not be comparable to similarly titled measures of other companies. Operating cash flow does not purport to represent net income or net cash provided by operating activities, as those terms are defined under generally accepted accounting principles, and should not be considered as an alternative to such measurements as an indicator of our performance. See "Statement of Cash Flows" above for a discussion of net cash provided by operating activities.

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 1999


Operating Results by Business Segment

     The following represent the operating results of our significant business segments, "Cable Communications" and "Electronic Retailing." The remaining components of our operations are not independently significant to our consolidated financial position or results of operations (see Note 9 to our condensed consolidated financial statements included in Item 1).

     Cable Communications

     The  following   table   presents  the  operating   results  of  our  cable
communications segment (dollars in millions):


                                                                  Three Months Ended
                                                                       March 31,                Increase
                                                                   1999        1998           $           %
                                                                 ---------   ---------    ---------    --------
Service income...............................................       $604.8      $541.2        $63.6        11.8%
Operating, selling, general and
     administrative expenses.................................        324.3       291.8         32.5        11.1
                                                                 ---------   ---------    ---------    --------
Operating income before depreciation
     and amortization (a)....................................       $280.5      $249.4        $31.1        12.5%
                                                                 =========   =========    =========    ========

---------------
(a) See footnote (1) on page 16.

     Of the $63.6 million increase in service income for the three month period from 1998 to 1999, $13.4 million is attributable to the effects of the acquisitions of cable communications systems, $6.7 million is attributable to subscriber growth, $24.9 million relates to changes in rates, $5.0 million is attributable to growth in cable advertising sales and $13.6 million relates to other product offerings (e.g., digital cable, high speed data services, etc.).

     Of the $32.5 million increase in operating, selling, general and administrative expenses for the three month period from 1998 to 1999, $7.3 million is attributable to the effects of the acquisitions of cable communications systems, $9.5 million is attributable to an increase in the costs of cable programming as a result of changes in rates, subscriber growth and additional channel offerings, $1.3 million is attributable to growth in advertising sales and $14.4 million results from increases in the cost of labor, other volume related expenses and costs associated with new product offerings. We anticipate that the cost of cable programming will increase in the future as cable programming rates increase and additional sources of cable programming become available.

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 1999


Electronic Retailing

     The following presents the operating results of our electronic retailing segment, consisting of the operations of QVC, Inc. and its subsidiaries ("QVC"), a majority owned and controlled subsidiary of ours (dollars in millions):


                                                                  Three Months Ended
                                                                       March 31,                Increase
                                                                   1999        1998           $           %
                                                                 ---------   ---------    ---------    --------
Net sales from electronic retailing..........................       $649.6      $544.6       $105.0        19.3%
Cost of goods sold from electronic retailing.................        390.5       332.4         58.1        17.5
Operating, selling, general and administrative
     expenses................................................        128.2       117.1         11.1         9.5
                                                                 ---------   ---------    ---------    --------
Operating income before depreciation
     and amortization (a)....................................       $130.9       $95.1        $35.8        37.6%
                                                                 =========   =========    =========    ========
Gross margin.................................................         39.9%       39.0%
                                                                 =========   =========

---------------
(a) See footnote (1) on page 16.

     The increase in net sales from electronic retailing of $105.0 million for the three month period from 1998 to 1999 is due to the effects of 4.2%, 10.8% and 42.2% increases in the average number of homes receiving QVC services in the United States ("US"), United Kingdom ("UK") and Germany, respectively, and 8.6%, 18.3% and 87.7% increases in net sales per home in the US, UK and Germany, respectively.

     The increase in cost of goods sold is primarily related to the growth in net sales. The increase in gross margin is a result of a slight shift in sales mix to higher margin products.

     Of the $11.1 million increase in operating, selling, general and administrative expenses for the three month period from 1998 to 1999, $8.6 million is attributable to higher variable costs associated with the increase in sales volume. The remaining increase is attributable to personnel and facilities based costs associated with Studio Park, QVC's production, studio and administrative facility and expansion in the UK and Germany.

                             -----------------------

     Consolidated Analysis

     The effects of our recent acquisitions, as well as increased levels of capital expenditures, were to increase our revenues and expenses resulting in increases in our operating income before depreciation and amortization. The decreases in depreciation expense, amortization expense, interest expense and other income for the three month period from 1998 to 1999 was primarily due to the effects of the sale of Comcast UK Cable Partners Limited ("Comcast UK Cable"), a consolidated subsidiary of ours, in October 1998. In addition, our equity in net losses of affiliates has decreased principally as a result of the restructuring of Sprint PCS in November 1998.

     Interest Expense

     We anticipate that, for the foreseeable future, interest expense will be a significant cost to us and will have a significant adverse effect on our ability to realize net earnings. We believe we will continue to be able to meet our obligations through our ability both to generate operating income before depreciation and amortization and to obtain external financing.

     Investment (Income) Expense

     In March 1999, AT&T merged with TeleCommunications, Inc. ("TCI") with AT&T as the surviving corporation (the "AT&T/TCI Merger"). Upon closing of the AT&T/TCI Merger, we received approximately 3.6 million shares (as adjusted for AT&T's 3-for-2 stock split in April 1999) of AT&T common stock in exchange for the approximately 3.1 million shares of TCI Class A Common Stock held by us and we received approximately 3.6 million shares of New Liberty Class A Tracking Shares for the approximately 2.3 million shares of TCI Ventures Group, Inc. ("TCI Ventures") common stock and the approximately 2.4 million shares of Liberty Media Group ("Old Liberty") Class A Common Stock

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 1999


held by us. As a result of the exchange, we recognized a pre-tax gain of $187.6 million during the three months ended March 31, 1999, representing the difference between the fair value of the AT&T stock received and our basis in TCI and TCI Ventures.

     In March 1998, we sold call options relating to our unrestricted equity investments in TCI, TCI Ventures and Old Liberty common stock for $20.7 million. Such call options expire between March and November 1999. During the three months ended March 31, 1999 and 1998, we recorded pre-tax investment expense of $51.4 million and $14.6 million, respectively, related to changes in the value of the call options and settlement of the TCI and TCI Ventures call options.

     During the three months ended March 31, 1999, we recorded a pre-tax loss of $35.3 million on certain of our investments based on a decline in value that was considered other than temporary.

     Gain From Equity Offering of Affiliate

     In November 1997, Teleport Communications Group Inc. ("Teleport") issued shares of its Class A Common Stock. As a result of the stock issuance, we recognized a $59.6 million increase in our proportionate share of Teleport's net assets as a gain from equity offering of affiliate for the three months ended March 31, 1998. We recorded our proportionate share of Teleport's net losses one quarter in arrears.

     Income Tax Expense

     The $81.0 million increase in income tax expense for the three month period from 1998 to 1999 is primarily the result of the effects of changes in our income before taxes and minority interest, and non-deductible foreign losses and non-deductible equity in net losses of affiliates.

     Minority Interest

     The $32.5 million increase in minority interest expense for the three month period from 1998 to 1999 is primarily attributable to the effects of the sale of Comcast UK Cable in October 1998 and the increase in QVC net income for the three months ended March 31, 1999 as compared to the prior year period.

     For the three months ended March 31, 1999 and 1998, our earnings from continuing operations (net income (loss) from continuing operations plus income tax expense (benefit), equity in net (income) losses of affiliates, fixed charges (interest expense) and extraordinary items) were $299.3 million and $187.3 million, respectively. Such earnings were adequate to cover our fixed charges of $111.2 million and $120.4 million for the three months ended March 31, 1999 and 1998, respectively. Fixed charges include non-cash interest expense of $0.5 million and $14.4 million for the three months ended March 31, 1999 and 1998, respectively.

     We believe that any losses incurred in the future by us will not significantly affect the performance of our normal business activities because of our existing cash, cash equivalents and short-term investments, our ability to generate operating income before depreciation and amortization and our ability to obtain external financing.

     We believe that our operations are not materially affected by inflation.

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 1999


PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

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

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits required to be filed by Item 601 of Regulation S-K:

          3.1    Amended and Restated By-Laws, effective March 4, 1999.

          10.1 Agreement and Plan of Merger dated as of March 22, 1999 between Comcast Corporation and MediaOne Group, Inc. (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed on March 24, 1999).

          10.2* Comcast Corporation 1997 Deferred Stock Option Plan, as amended and restated, effective January 27, 1999.

          10.3* Comcast Corporation 1996 Stock Option Plan, as amended and restated, effective March 3, 1999.

          10.4* Comcast Corporation 1996 Deferred Compensation Plan, as amended and restated, effective March 3, 1999.

          27.1   Financial Data Schedule.

     (b)  Reports on Form 8-K:

          (i) We filed a Current Report on Form 8-K under Item 5 on January 21, 1999 relating to our announcement that we would sell Comcast Cellular Corporation, an indirect wholly owned subsidiary of ours, to SBC Communications, Inc.

          (ii) We filed a Current Report on Form 8-K under Item 5 on March 11, 1999 to file the tax opinion and the Form of Supplemental Indenture as exhibits to our preliminary prospectus supplement filed on March 9, 1999.

          (iii) We filed a Current Report on Form 8-K under Item 5 on March 16, 1999 to file the Form of Exchangeable Extendable Subordinated Debentures due 2029 as an exhibit to our prospectus supplement filed on March 15, 1999.

          (iv) We filed a Current Report on Form 8-K under Item 5 on March 24, 1999 relating to our announcement that we had entered into an Agreement and Plan of Merger with MediaOne Group, Inc.

----------------
*    Constitutes a management contract or compensatory plan or arrangement.

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 1999

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                 COMCAST CORPORATION
                                                 -------------------------------





                                                 /S/ LAWRENCE S. SMITH
                                                 -------------------------------
                                                 Lawrence S. Smith
                                                 Executive Vice President
                                                 (Principal Accounting Officer)



Date: May 14, 1999