Form 10-Q
period 1999-06-30
COMCAST CORP
filed 1999-08-16
CIK 22301

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)
(X) Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended:
                                  JUNE 30, 1999
                                       OR

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

         Yes  _X_                                      No ___

                           --------------------------

As of June 30, 1999, there were 708,502,767 shares of Class A Special Common Stock, 31,494,976 shares of Class A Common Stock and 9,444,375 shares of Class B Common Stock outstanding.

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 1999

                                TABLE OF CONTENTS

                                                                           Page
                                                                          Number
PART I.   FINANCIAL INFORMATION

          ITEM 1.   Financial Statements

                    Condensed Consolidated Balance Sheet as of
                    June 30, 1999 and December 31, 1998 (Unaudited)..........2

                    Condensed Consolidated Statement of
                    Operations and Accumulated Deficit for
                    the Six and Three Months Ended June 30,
                    1999 and 1998 (Unaudited)................................3

                    Condensed Consolidated Statement of Cash
                    Flows for the Six Months Ended June 30,
                    1999 and 1998 (Unaudited)................................4

                    Notes to Condensed Consolidated
                    Financial Statements (Unaudited)....................5 - 15

          ITEM 2.   Management's Discussion and Analysis
                    of Financial Condition and Results of
                    Operations.........................................16 - 23

PART II.  OTHER INFORMATION

          ITEM 1.   Legal Proceedings.......................................24

          ITEM 4.   Submission of Matters to a Vote of Security
                    Holders............................................24 - 25

          ITEM 6.   Exhibits and Reports on Form 8-K........................25

          SIGNATURE.........................................................26

                       -----------------------------------

     This Quarterly Report on Form 10-Q is for the three months ended June 30, 1999. This Quarterly Report modifies and supersedes documents filed prior to this Quarterly Report. The SEC allows us to "incorporate by reference" information that we file with them, which means that we can disclose important information to you by referring you directly to those documents. Information incorporated by reference is considered to be part of this Quarterly Report. In addition, information we file with the SEC in the future will automatically update and supersede information contained in this Quarterly Report. In this Quarterly Report, "Comcast," "we," "us" and "our" refer to Comcast Corporation and its subsidiaries.

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

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 1999

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

                                                                            (Dollars in millions, except share data)
                                                                                 June 30,            December 31
                                                                                    1999                1998    ,
                                                                                -----------          -----------
ASSETS
CURRENT ASSETS
   Cash and cash equivalents...............................................        $2,193.7               $870.7
   Investments.............................................................         5,735.7              3,653.4
   Accounts receivable, less allowance for doubtful
     accounts of $128.6 and $120.7.........................................           548.3                549.3
   Inventories, net........................................................           383.9                343.8
   Other current assets....................................................           110.8                100.2
                                                                                -----------          -----------
       Total current assets................................................         8,972.4              5,517.4
                                                                                -----------          -----------
INVESTMENTS................................................................         1,364.2                602.4
                                                                                -----------          -----------
PROPERTY AND EQUIPMENT.....................................................         4,669.0              3,886.7
   Accumulated depreciation................................................        (1,519.7)            (1,362.3)
                                                                                -----------          -----------
   Property and equipment, net.............................................         3,149.3              2,524.4
                                                                                -----------          -----------
DEFERRED CHARGES...........................................................        10,757.7              8,214.5
   Accumulated amortization................................................        (2,358.6)            (2,148.2)
                                                                                -----------          -----------
   Deferred charges, net...................................................         8,399.1              6,066.3
                                                                                -----------          -----------
                                                                                  $21,885.0            $14,710.5
                                                                                ===========          ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts payable and accrued expenses...................................        $1,851.6             $1,600.3
   Accrued interest........................................................            96.6                 73.5
   Net liabilities of discontinued operations..............................           173.3                165.2
   Deferred income taxes...................................................         1,725.6              1,033.2
   Current portion of long-term debt.......................................           838.4                113.5
                                                                                -----------          -----------
       Total current liabilities...........................................         4,685.5              2,985.7
                                                                                -----------          -----------
LONG-TERM DEBT, less current portion.......................................         7,004.1              5,464.2
                                                                                -----------          -----------
DEFERRED INCOME TAXES......................................................         2,518.4              1,500.1
                                                                                -----------          -----------
MINORITY INTEREST AND OTHER................................................           884.4                834.0
                                                                                -----------          -----------
COMMITMENTS AND CONTINGENCIES
COMMON EQUITY PUT OPTIONS..................................................            50.5                111.2
                                                                                -----------          -----------
STOCKHOLDERS' EQUITY
   Preferred stock - authorized, 20,000,000 shares; 5% series A convertible,
     no par value, issued, 6,370 at redemption value.......................            31.9                 31.9
     5.25% series B mandatorily redeemable convertible, $1,000 par value,
     issued, 554,976 and 540,690 at redemption value.......................           555.0                540.7
   Class A special common stock, $1 par value -authorized,
     2,500,000,000  shares; issued, 708,502,767 and 698,395,170............           708.5                698.4
   Class A common stock, $1 par value - authorized,
     200,000,000 shares; issued, 31,494,976 and 31,690,063 ................            31.5                 31.7
   Class B common stock, $1 par value - authorized,
     50,000,000 shares; issued, 9,444,375 .................................             9.4                  9.4
   Additional capital......................................................         3,280.7              2,941.7
   Accumulated deficit.....................................................          (592.8)            (1,488.2)
   Accumulated other comprehensive income..................................         2,717.9              1,049.7
                                                                                -----------          -----------
       Total stockholders' equity..........................................         6,742.1              3,815.3
                                                                                -----------          -----------
                                                                                  $21,885.0            $14,710.5
                                                                                ===========          ===========

See notes to condensed consolidated financial statements.

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 1999
     CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND ACCUMULATED DEFICIT
                                   (Unaudited)

                                                                           (Amounts in millions, except per share data)
                                                                            Six Months Ended   Three Months Ended
                                                                                June 30,            June 30,
                                                                             1999      1998      1999      1998
                                                                           --------- --------- --------- ---------
REVENUES
    Service income......................................................... $1,570.5  $1,385.5    $846.1    $675.7
    Net sales from electronic retailing....................................  1,282.1   1,074.6     632.5     530.0
                                                                           --------- --------- --------- ---------
                                                                             2,852.6   2,460.1   1,478.6   1,205.7
                                                                           --------- --------- --------- ---------
COSTS AND EXPENSES
    Operating..............................................................    789.5     741.0     415.9     353.8
    Cost of goods sold from electronic retailing...........................    769.3     652.4     378.8     320.0
    Selling, general and administrative....................................    411.3     364.7     226.6     178.6
    Depreciation...........................................................    254.0     227.7     137.3     110.6
    Amortization...........................................................    292.1     240.8     170.2     118.7
                                                                           --------- --------- --------- ---------
                                                                             2,516.2   2,226.6   1,328.8   1,081.7
                                                                           --------- --------- --------- ---------
OPERATING INCOME...........................................................    336.4     233.5     149.8     124.0
OTHER (INCOME) EXPENSE
    Interest expense.......................................................    254.7     237.2     143.5     116.8
    Investment (income) expense............................................   (128.0)      1.9      (0.2)      0.3
    Equity in net losses of affiliates.....................................      1.6     236.8       2.7     107.3
    Gain from equity offering of affiliate.................................              (59.6)
    Other.................................................................. (1,430.9)     (4.1) (1,430.7)     (1.4)
                                                                           --------- --------- --------- ---------
                                                                            (1,302.6)    412.2  (1,284.7)    223.0
                                                                           --------- --------- --------- ---------
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME
    TAX EXPENSE, MINORITY INTEREST AND EXTRAORDINARY ITEMS.................  1,639.0    (178.7)  1,434.5     (99.0)
INCOME TAX EXPENSE.........................................................    723.7       9.3     636.3       3.0
                                                                           --------- --------- --------- ---------
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE
    MINORITY INTEREST AND EXTRAORDINARY ITEMS..............................    915.3    (188.0)    798.2    (102.0)
MINORITY INTEREST..........................................................    (12.8)    (39.2)    (28.1)    (22.0)
                                                                           --------- --------- --------- ---------
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE
    EXTRAORDINARY ITEMS....................................................    928.1    (148.8)    826.3     (80.0)
LOSS FROM DISCONTINUED OPERATIONS, net of income tax
    benefit of $11.9, $9.1, $0.0 and $3.3..................................     20.1      14.9                 4.8
                                                                           --------- --------- --------- ---------
INCOME (LOSS) BEFORE EXTRAORDINARY ITEMS...................................    908.0    (163.7)    826.3     (84.8)
EXTRAORDINARY ITEMS........................................................     (3.0)               (2.3)
                                                                           --------- --------- --------- ---------
NET INCOME (LOSS)..........................................................    905.0    (163.7)    824.0     (84.8)
PREFERRED DIVIDENDS........................................................    (15.1)    (14.3)     (7.6)     (7.2)
                                                                           --------- --------- --------- ---------
NET INCOME (LOSS) FOR COMMON STOCKHOLDERS..................................   $889.9   ($178.0)   $816.4    ($92.0)
                                                                           ========= ========= ========= =========
ACCUMULATED DEFICIT
    Beginning of period....................................................($1,488.2)($2,415.9)($1,416.8)($2,503.3)
    Net income (loss)......................................................    905.0    (163.7)    824.0     (84.8)
    Common dividends - $.024 and $.012 per share in 1998...................              (17.1)               (8.6)
    Retirement of common stock.............................................     (9.6)
                                                                           --------- --------- --------- ---------
    End of period..........................................................  ($592.8)($2,596.7)  ($592.8)($2,596.7)
                                                                           ========= ========= ========= =========
BASIC EARNINGS (LOSS) FOR COMMON STOCKHOLDERS PER COMMON SHARE
    Income (loss) from continuing operations before extraordinary items....    $1.23     ($.22)    $1.10     ($.12)
    Loss from discontinued operations......................................     (.03)     (.02)               (.01)
    Extraordinary items....................................................
                                                                           --------- --------- --------- ---------
       Net income (loss)...................................................    $1.20     ($.24)    $1.10     ($.13)
                                                                           ========= ========= ========= =========
BASIC WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING                     742.9     727.0     744.4     738.0
                                                                           ========= ========= ========= =========
DILUTED EARNINGS (LOSS) FOR COMMON STOCKHOLDERS
    PER COMMON SHARE
    Income (loss) from continuing operations before extraordinary items....    $1.13     ($.22)    $1.01     ($.12)
    Loss from discontinued operations......................................     (.02)     (.02)               (.01)
    Extraordinary items....................................................
                                                                           --------- --------- --------- ---------
       Net income (loss)...................................................    $1.11     ($.24)    $1.01     ($.13)
                                                                           ========= ========= ========= =========
DILUTED WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING                   815.1     727.0     815.3     738.0
                                                                           ========= ========= ========= =========

See notes to condensed consolidated financial statements.

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 1999
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)


                                                                                      (Dollars in millions)
                                                                                    Six Months Ended June 30,
                                                                                      1999             1998
                                                                                    ---------        ---------
OPERATING ACTIVITIES
   Net income (loss)........................................................           $905.0          ($163.7)
   Adjustments to reconcile net income (loss) to net cash provided by operating activities from continuing operations:
     Depreciation...........................................................            254.0            227.7
     Amortization...........................................................            292.1            240.8
     Non-cash interest expense, net.........................................             (2.6)            21.5
     Equity in net losses of affiliates.....................................              1.6            236.8
     Gain from equity offering of affiliate.................................                             (59.6)
     Non-cash investment (income) expense, net..............................            (54.8)            32.5
     Minority interest......................................................            (12.8)           (39.2)
     Loss from discontinued operations......................................             20.1             14.9
     Extraordinary items....................................................              3.0
     Deferred income taxes and other........................................            388.0            (74.0)
                                                                                    ---------        ---------
                                                                                      1,793.6            437.7
     Changes in working capital.............................................            177.7              1.7
                                                                                    ---------        ---------
           Net cash provided by operating activities
               from continuing operations ..................................          1,971.3            439.4
                                                                                    ---------        ---------
FINANCING ACTIVITIES
   Proceeds from borrowings.................................................            912.6            994.4
   Retirement and repayment of debt.........................................           (152.8)          (805.7)
   Issuances of common stock, net...........................................              0.2             13.9
   Dividends................................................................             (9.4)           (17.9)
   Deferred financing costs.................................................            (14.6)            (4.5)
   Other....................................................................             (3.0)             2.2
                                                                                    ---------        ---------
           Net cash provided by financing activities from
               continuing operations .......................................            733.0            182.4
                                                                                    ---------        ---------
INVESTING ACTIVITIES
   Acquisitions, net of cash acquired.......................................           (708.0)          (219.4)
   (Purchases of) proceeds from sales of short-term investments, net........            (83.3)           115.4
   Investments..............................................................           (196.2)           (83.4)
   Proceeds from sales of and distributions from investments................             54.3              0.7
   Proceeds from investee's repayment of loan...............................                              74.7
   Proceeds from sales of call options......................................                              20.7
   Capital expenditures.....................................................           (326.4)          (402.2)
   Additions to deferred charges............................................           (121.7)           (29.8)
   Other....................................................................                              (1.4)
                                                                                    ---------        ---------
           Net cash used in investing activities
               from continuing operations ..................................         (1,381.3)          (524.7)
                                                                                    ---------        ---------
INCREASE IN CASH AND CASH EQUIVALENTS - CONTINUING OPERATIONS...............          1,323.0             97.1
CASH AND CASH EQUIVALENTS, beginning of period..............................            870.7            409.1
                                                                                    ---------        ---------
CASH AND CASH EQUIVALENTS, end of period....................................         $2,193.7           $506.2
                                                                                    =========        =========

See notes to condensed consolidated financial statements.

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 1999
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     Basis of Presentation
     The condensed consolidated balance sheet as of December 31, 1998 has been condensed from the audited consolidated balance sheet as of that date. The condensed consolidated balance sheet as of June 30, 1999, the condensed consolidated statements of operations and accumulated deficit for the six and three months ended June 30, 1999 and 1998 and the condensed consolidated statement of cash flows for the six months ended June 30, 1999 and 1998 have been prepared by Comcast Corporation (the "Company") and have not been audited by the Company's independent auditors. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of June 30, 1999 and for all periods presented have been made.

     Certain information and note disclosures normally included in the Company's annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1998 Annual Report on Form 10-K filed with the Securities and Exchange Commission (the "SEC"). The results of operations for the periods ended June 30, 1999 are not necessarily indicative of operating results for the full year.

     The results of operations of Comcast Cellular Corporation ("Comcast Cellular"), an indirect wholly owned subsidiary of the Company, have been presented as a discontinued operation in accordance with Accounting
     Principles Board ("APB") Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" (see Note 3).

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

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     New Accounting Pronouncement
     In June 1998, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes the accounting and reporting standards for derivatives and hedging activity. Upon the adoption of SFAS No. 133, all derivatives are required to be recognized in the statement of financial position as either assets or liabilities and measured at fair value. In July 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 - an amendment of FASB Statement No. 133" deferring the effective date for implementation of SFAS No. 133 to fiscal years beginning after June 15, 2000. The Company is currently evaluating the impact the adoption of SFAS No. 133 will have on its financial position and results of operations.

     Earnings (Loss) for Common Stockholders Per Common Share
     Earnings (loss) for common stockholders per common share is computed by dividing net income (loss), after deduction of preferred stock dividends, when applicable, by the weighted average number of common shares outstanding during the period on a basic and diluted basis.

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 1999
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

     The following table reconciles the numerator and denominator of the computations of diluted earnings (loss) for common stockholders per common share ("Diluted EPS") for the six and three months ended June 30, 1999 and 1998, respectively.

                                                            (Amounts in millions, except per share data)
                                                            Six Months Ended          Three Months Ended
                                                                June 30,                   June 30,
                                                            1999        1998           1999        1998
                                                          --------    --------       ---------   ---------
     Net income (loss) for common stockholders              $889.9     ($178.0)         $816.4      ($92.0)
     Preferred dividends.............................         15.1                         7.6
                                                          --------    --------       ---------   ---------
     Net income (loss) for common stockholders
       used for Diluted EPS..........................       $905.0     ($178.0)         $824.0      ($92.0)
                                                          ========    ========       =========   =========
     Basic weighted average number of common
       shares outstanding............................        742.9       727.0           744.4       738.0
     Dilutive securities: (see Note 6)
       Series A and B convertible preferred stock             45.2                        45.2
       Stock option and restricted stock plans.......         27.0                        25.7
                                                          --------    --------       ---------   ---------
     Diluted weighted average number of common
       shares outstanding............................        815.1       727.0           815.3       738.0
                                                          ========    ========       =========   =========
     Diluted earnings (loss) for common stockholders
       per common share..............................        $1.11       ($.24)          $1.01       ($.13)
                                                          ========    ========       =========   =========

     Put options sold by the Company on a weighted average 4.8 million shares and 4.2 million shares, respectively, of its Class A Special Common stock (see Note 6) were outstanding during the six and three months ended June 30, 1999 but were not included in the computation of Diluted EPS as the options' exercise price was less than the average market price of the Company's Class A Special Common Stock during the periods.

     For the six and three months ended June 30, 1998, the Company's potential common shares of 94.0 million shares and 94.0 million shares, respectively, have an antidilutive effect on loss for common stockholders per common share and, therefore, have not been used in determining the total weighted average number of common shares outstanding.

     Reclassifications
     Certain reclassifications have been made to the prior year condensed consolidated financial statements to conform to those classifications used in 1999.

3.   SIGNIFICANT EVENTS

     Sale of Comcast Cellular
     In July 1999, the Company completed the sale of Comcast Cellular to SBC Communications, Inc. for approximately $360 million in cash and the assumption of $1.315 billion of Comcast Cellular debt. The Company expects to recognize a gain in the third quarter of approximately $350 million, net of income tax expense. Such gain will be reflected as gain on disposal of discontinued operations in the Company's condensed consolidated statement of operations and accumulated deficit. Revenues for Comcast Cellular were $241.6 million and $221.3 million for the six months ended June 30, 1999 and 1998, respectively.

     Acquisition of Greater Philadelphia Cablevision
     On June 30, 1999, the Company completed the acquisition of Greater Philadelphia Cablevision, Inc. ("Greater Philadelphia"), a subsidiary of Greater Media, Inc. that operates a cable system serving approximately 79,000 subscribers in Philadelphia, Pennsylvania, by issuing approximately
     8.5 million shares of its Class A Special

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 1999
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

     Common Stock with a value of $291.7 million based upon the average closing price of the Company's Class A Special Common Stock for a ten-day period before and after the announcement of the transaction in February 1999. The acquisition was accounted for under the purchase method of accounting, as such, the operating results of Greater Philadelphia have been included in the accompanying condensed consolidated statement of operations and accumulated deficit from the acquisition date. The allocation of the purchase price to the assets and liabilities of Greater Philadelphia is preliminary pending a final appraisal. As the consideration given in exchange for Greater Philadelphia was shares of the Company's Class A Special Common Stock, the Greater Philadelphia acquisition had no significant impact on the Company's condensed consolidated statement of cash flows.

     Adelphia Agreement
     In May 1999, the Company and Jones Intercable, Inc., a consolidated subsidiary of the Company, ("Jones Intercable" - see "Acquisition of a Controlling Interest in Jones Intercable" below) entered into an agreement (the "Adelphia Agreement") to exchange certain cable systems with Adelphia Communications ("Adelphia"). Under the terms of the Adelphia Agreement, the Company and Jones Intercable, in the aggregate, will receive approximately 464,000 cable subscribers from Adelphia. In exchange, Adelphia will receive current systems owned by the Company and Jones Intercable serving, in the aggregate, approximately 440,000 subscribers. All of the systems involved in the transactions will be valued based upon independent appraisals with any difference in relative value to be funded with cash or additional cable systems. The system exchanges are subject to customary closing and regulatory approvals and are expected to close by mid-2000.

     AT&T Agreement
     In May 1999, the Company and AT&T Corp. ("AT&T") entered into an agreement (the "AT&T Agreement") to exchange various cable systems (the "AT&T System Exchanges"). Under the terms of the AT&T Agreement, the Company will pay AT&T approximately $3.4 billion (subject to adjustment based on the actual number of net subscribers acquired and the per subscriber price of certain subscribers) for the approximately 750,000 net subscribers to be acquired as a result of the AT&T System Exchanges. The Company will pay for the net subscribers acquired in connection with the AT&T System Exchanges with shares of AT&T common stock currently owned or subsequently acquired by the Company and other securities or assets which would permit the AT&T System Exchanges to be tax-free to the extent possible. The value of any currently owned AT&T common stock to be exchanged will be $54.41 per share, based upon the average trading price during the 20-day trading period beginning June 3, 1999.

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

     The majority of the AT&T System Exchanges and the exercise of the Company's option to acquire the additional cable systems are contingent upon the completion of AT&T's acquisition of MediaOne (see Proposed Acquisition of MediaOne Group, Inc. below), which is expected to close in 2000, subject to receipt of necessary shareholder, regulatory and other approvals. There can be no assurance, however, that such acquisition will be consummated.

     Proposed Acquisition of MediaOne Group, Inc.
     In March 1999, the Company and MediaOne Group, Inc. ("MediaOne"), entered into an Agreement and Plan of Merger (the "Merger Agreement") pursuant to which MediaOne was to be merged with and into the Company. Under the terms of the Merger Agreement, MediaOne could terminate the Merger Agreement under certain conditions, provided that it pay a termination fee of $1.5 billion in cash to the Company. In April 1999, AT&T

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 1999
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

     submitted an offer to purchase MediaOne. On May 1, 1999, the MediaOne Board of Directors notified the Company that it had determined that the AT&T offer was superior to the Company's offer. On May 6, 1999, MediaOne terminated the Merger Agreement and MediaOne paid the Company the termination fee. The termination fee was recorded to other income in the Company's condensed consolidated statement of operations and accumulated deficit, net of transaction costs, for the six and three months ended June 30, 1999.

     Acquisition of a Controlling Interest in Jones Intercable
     In May 1998, the Company agreed to purchase from BCI Telecom Holding ("BTH") 6.4 million Class A Common Shares in Jones Intercable, and a 49% interest in the BTH subsidiaries which were to continue to own BTH's remaining 6.4 million shares of Jones Intercable Class A Common Stock. At the same time, the Company agreed to acquire approximately 2.9 million shares of Common Stock of Jones Intercable (the "Control Shares"), if and when acquired by BTH from affiliates of Jones Intercable's controlling shareholder under an existing option (the "Control Option") to acquire such shares (which absent extraordinary circumstances would not have been exercisable until December 2001). The Company was to purchase the remaining 51% of the BTH subsidiaries when the Control Shares were acquired. The Company, BTH, Jones Intercable and Jones Intercable's controlling shareholder agreed in August 1998 to accelerate the Control Option to permit its early exercise and the early closing of the transactions with BTH. The transaction closed on April 7, 1999. The Company paid $706.3 million in cash to acquire the 12.8 million shares of Jones Intercable Class A Common Stock and the Control Shares. On June 29, 1999, the Company purchased an additional 1.0 million shares of Jones Intercable Class A Common Stock for $50.0 million through a private transaction. As of June 30, 1999, the Company controls 39.6% of the economic and 48.3% of the voting interest in Jones Intercable. In addition, the Control Shares represent shares having the right to elect approximately 75% of the Board of Directors of Jones Intercable. The share acquisitions were funded with available cash and cash equivalents. Jones Intercable is a public company, which owns cable operations serving approximately 1.0 million customers. The acquisition was accounted for under the purchase method of accounting, as such, the operating results of Jones Intercable have been included in the accompanying condensed consolidated statement of operations and accumulated deficit from the acquisition date. The allocation of the purchase price to the assets and liabilities of Jones Intercable is preliminary pending a final appraisal.

     On August 9, 1999, the Company announced its intention to commence an offer to exchange 1.4 shares of its Class A Special Common Stock for each share of Class A Common Stock or Common Stock of Jones Intercable for up to 79% of the combined number of shares of Jones Intercable Class A Common Stock and Common Stock outstanding (subject to certain terms and conditions to be contained in the offer documents). The offer would commence upon registration of the Company's Class A Special Common Stock to be offered in the exchange offer with the SEC pursuant to an effective registration statement.

     Investment in Prime Communications
     In December 1998, the Company agreed to invest in Prime Communications LLC ("Prime"), a cable television operator with cable communications systems serving approximately 430,000 subscribers. During the fourth quarter of 1998, the Company acquired a $50 million 12.75% subordinated note due 2008 from Prime. In addition, under the terms of the agreement, in July 1999 the Company issued to Prime a $735 million 6% ten year convertible note, giving the Company the right to convert the note to acquire 90% of Prime. The note cannot be converted until the build out of certain of Prime's cable systems is complete and regulatory and other approvals are obtained, which is expected to close no later than 2002. If the note is converted, the Company would assume approximately $550 million of Prime debt. The Company would have the option to acquire the remaining 10% interest in Prime for approximately $82 million, plus accrued interest at 7% per annum.

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 1999
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

4.   INVESTMENTS

                                                                                June 30,       December 31,
                                                                                  1999             1998
                                                                               ----------     --------------
                                                                                  (Dollars in millions)
           Equity method...............................................             $40.1            $11.1
           Fair value method...........................................           6,882.4          4,170.0
           Cost method.................................................             177.4             74.7
                                                                               ----------     ------------
                  Total investments....................................           7,099.9          4,255.8
           Less current investments....................................           5,735.7          3,653.4
                                                                               ----------     ------------
           Non-current investments.....................................          $1,364.2           $602.4
                                                                               ==========     ============

     Equity Method
     The Company records its proportionate interests in the net income (loss) of certain of its equity method investees in arrears. The Company's recorded investments exceed its proportionate interests in the book value of the investees' net assets by $80.5 million as of June 30, 1999 (primarily related to the Company's investment in The Golf Channel). Such excess is being amortized to equity in net income or loss, primarily over a period of twenty years, which is consistent with the estimated lives of the underlying assets. The original cost of investments accounted for under the equity method totaled $233.5 million and $215.3 million as of June 30, 1999 and December 31, 1998, respectively.

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 1999
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

     Summarized financial information for the six and three months ended June 30, 1998 for the Company's equity method investees is presented below. Summarized financial information is not presented for Sprint PCS, Teleport Communications Group Inc. ("Teleport") or Birmingham Cable Corporation Limited and Cable London, PLC (together, the "UK Investees") as of or for the six and three months ended June 30, 1999 as such investments are no longer accounted for under the equity method (dollars in millions):


                                                        Sprint                     UK
                                                          PCS      Teleport     Investees    Other      Combined
                                                       ---------   ---------    --------    --------    --------
     Six months ended June 30, 1998:

       Combined Results of Operations
         Revenues, net...............................     $285.0      $310.5      $116.1      $535.3    $1,246.9
         Operating, selling, general and
           administrative expenses...................      871.5       301.3        90.2       576.3     1,839.3
         Depreciation and amortization...............      238.4        97.1        40.8        43.5       419.8
         Operating loss..............................     (824.9)      (87.9)      (14.9)      (84.5)   (1,012.2)
         Net loss (1)................................   (1,058.0)     (134.7)      (50.6)     (113.9)   (1,357.2)

       Company's Equity in Net Loss
         Equity in current period net loss...........    ($158.7)     ($19.7)     ($18.2)     ($37.1)    ($233.7)
         Amortization expense........................       (1.5)                   (0.3)       (1.3)       (3.1)
                                                       ---------   ---------    --------    --------    --------
           Total equity in net loss..................    ($160.2)     ($19.7)     ($18.5)     ($38.4)    ($236.8)
                                                       =========   =========    ========    ========    ========

     Three months ended June 30, 1998:

       Combined Results of Operations
         Revenues, net...............................     $143.8      $160.1       $58.8      $244.6      $607.3
         Operating, selling, general and
           administrative expenses...................      393.5       147.2        45.2       258.0       843.9
         Depreciation and amortization...............      115.7        49.1        21.1        14.4       200.3
         Operating loss..............................     (365.4)      (36.2)       (7.5)      (27.8)     (436.9)
         Net loss (1)................................     (498.6)      (62.2)      (20.5)      (41.3)     (622.6)

       Company's Equity in Net Loss
         Equity in current period net loss...........     ($74.8)      ($9.1)      ($7.8)     ($14.5)    ($106.2)
         Amortization expense........................       (0.7)                   (0.1)       (0.3)       (1.1)
                                                       ---------   ---------    --------    --------    --------
           Total equity in net loss..................     ($75.5)      ($9.1)      ($7.9)     ($14.8)    ($107.3)
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

     Teleport. In November 1997, Teleport issued shares of its Class A Common Stock. As a result of the share issuance, the Company recognized a $59.6 million increase in its proportionate share of Teleport's net assets as a gain from equity offering of affiliate for the six months ended June 30, 1998. The Company recorded its proportionate share of Teleport's net assets one quarter in arrears. In July 1998, in connection with AT&T's acquisition of Teleport, the Company exchanged its interest in Teleport for shares of AT&T common stock. As of June 30, 1999 and December 31, 1998, the Company has recorded its investment in AT&T at its estimated fair value.

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 1999
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

     UK Investees. In October 1998, the Company exchanged its interest in Comcast UK Cable Partners Limited ("Comcast UK Cable") for shares of NTL Incorporated ("NTL") common stock. As of June 30, 1999 and December 31, 1998, the Company has recorded its investment in NTL at its estimated fair value.

     Other. The Company's other equity investees include investments in cable communications and content providers. The Company does not consider these other equity method investments to be individually significant to its consolidated financial position, results of operations or liquidity.

     Fair Value Method
     The Company holds unrestricted equity investments in certain publicly traded companies, with an historical cost (including $1.999 billion of pre-tax gains recognized during 1998) of $2.706 billion and $2.555 billion as of June 30, 1999 and December 31, 1998, respectively. The Company has recorded these investments, which are classified as available for sale, at their estimated fair values of $6.882 billion and $4.170 billion as of June 30, 1999 and December 31, 1998, respectively. The unrealized pre-tax gains as of June 30, 1999 and December 31, 1998 of $4.176 billion and $1.615 billion, respectively, have been reported in the Company's condensed consolidated balance sheet as a component of accumulated other comprehensive income, net of related deferred income tax expense of $1.462 billion and $565.1 million, respectively.

     AT&T Acquisition of TCI
     In March 1999, AT&T merged with Tele-Communications, Inc. ("TCI") with AT&T as the surviving corporation (the "AT&T/TCI Merger"). Upon closing of the AT&T/TCI Merger, the Company received approximately 3.6 million shares (as adjusted for AT&T's 3-for-2 stock split in April 1999) of AT&T common stock in exchange for the approximately 3.1 million shares of TCI Class A Common Stock held by the Company and the Company received approximately 3.6 million shares of Class A Liberty Media Group ("New Liberty") Tracking Shares for the approximately 2.3 million shares of TCI Ventures Group, Inc. ("TCI Ventures") common stock and the approximately 2.4 million shares of Liberty Media Group ("Old Liberty") Class A Common Stock held by the Company. As a result of the exchange, the Company recognized a pre-tax gain of $187.6 million during the six months ended June 30, 1999, representing the difference between the fair value of the stock received and the
     Company's  basis  in TCI  and  TCI  Ventures.  Such  gain  is  included  in investment (income) expense in the Company's condensed consolidated statement of operations and accumulated deficit.

     In March 1998, the Company sold call options relating to its unrestricted equity investments in TCI, TCI Ventures and Old Liberty common stock (together, the "TCI Stock") for $20.7 million. Such call options expire between March and November 1999. During the six and three months ended June 30, 1999 and 1998, the Company recorded investment expense of $100.8 million, $40.2 million, $49.4 million and $25.6 million, respectively, related to changes in the value of the call options and settlement of the TCI and TCI Ventures call options.

     Impairment Losses
     During the six and three months ended June 30, 1999, the Company recorded pre-tax losses of $35.5 million and $0.2 million, respectively, on certain of its investments based on a decline in value that was considered other than temporary. Such losses are included in investment (income) expense in the Company's condensed consolidated statement of operations and accumulated deficit.

5.   LONG-TERM DEBT

     PHONES
     In March 1999, the Company issued 8.7 million 3.35% Exchangeable Extendable Subordinated Debentures due 2029 (the "PHONES") for gross proceeds of $718.3 million. At maturity, holders of the PHONES are entitled to receive in cash an amount equal to the higher of (a) the principal amount of the PHONES, or (b) the market value of AT&T common stock.

     The PHONES are being accounted for as an indexed debt instrument, at June 30, 1999, since the maturity value is dependent upon the fair value of AT&T common stock. The Company's investment in AT&T is accounted for

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 1999
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

     as an "available for sale" security under SFAS No. 115, with changes in fair value being reflected in accumulated other comprehensive income (see
     Note 4).

     In July 1999, the Company redeemed all $718.3 million principal amount of its PHONES. The Company redeemed the PHONES due to its recently announced transaction with AT&T in which it intends to use AT&T shares as consideration for the purchase of cable systems from AT&T in accordance with the AT&T Agreement (see Note 3). In connection with the PHONES redemption, the Company incurred debt extinguishment costs of $32.3 million and wrote-off unamortized debt acquisition costs of $14.6 million, resulting in an extraordinary loss, net of tax, of $30.5 million which will be recorded in the third quarter of 1999.

     Interest Rates
     As of June 30, 1999 and December 31, 1998, the Company's effective weighted average interest rate on its long-term debt outstanding was 7.15% and 7.71%, respectively.

     Lines of Credit
     As of June 30, 1999, certain subsidiaries of the Company had unused lines of credit of $1.187 billion, $586.5 million of which is restricted by the covenants of the related debt agreements and to subsidiary general purposes and dividend declaration.

6.   STOCKHOLDERS' EQUITY

     Repurchase Program
     In September 1998, the Company announced that its Board of Directors had authorized a market repurchase program (the "Repurchase Program") pursuant to which the Company may purchase, in the open market or in private transactions up to $500.0 million of its outstanding common equity securities, subject to certain restrictions and market conditions. Based on the trade date for stock repurchases, during the six months ended June 30, 1999, the Company repurchased 0.4 million shares of its common stock for aggregate consideration of $11.5 million pursuant to the Repurchase Program. As part of the Repurchase Program, in September 1998, the Company sold put options on 5.5 million shares of its Class A Special Common Stock. During the six and three months ended June 30, 1999, put options covering
     3.0 million shares expired unexercised. Upon expiration, the Company reclassified $60.7 million, the amount it would have been obligated to pay to repurchase such shares had the put options been exercised, from common equity put options to additional capital in the Company's condensed consolidated balance sheet. The remaining put options give the holder the right to require the Company to repurchase such shares at specified prices on specific dates during the period from July through September 1999. The amount the Company would be obligated to pay to repurchase such shares if all outstanding put options were exercised, totaling $50.5 million and $111.2 million, respectively, has been reclassified to a temporary equity account in the Company's condensed consolidated balance sheet as of June 30, 1999 and December 31, 1998.

     Series A Preferred Stock Conversion
     In July 1999, the Company exercised its right to convert all 6,370 shares of its Series A Preferred Stock into approximately 2.7 million shares of its Class A Special Common Stock.

     Comprehensive Income (Loss)
     Total comprehensive income (loss) for the six and three months ended June 30, 1999 and 1998 was $2.573 billion, ($10.5) million, $1.358 billion and
     ($3.8) million, respectively. Total comprehensive income (loss) includes net income (loss), unrealized gains (losses) on marketable securities and foreign currency translation gains (losses) for the periods presented.

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 1999
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

7.   STATEMENT OF CASH FLOWS - SUPPLEMENTAL INFORMATION

     The Company made cash payments for interest of $255.2 million, $207.4 million, $198.8 million and $147.0 million during the six and three months ended June 30, 1999 and 1998, respectively.

     The Company made cash payments for income taxes of $112.5 million, $73.0 million, $93.6 million and $58.1 million during the six and three months ended June 30, 1999 and 1998, respectively.

8.   COMMITMENTS AND CONTINGENCIES

     The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial position, results of operations or liquidity of the Company.

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 1999
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

9.   FINANCIAL DATA BY BUSINESS SEGMENT
     (Dollars in millions)


                                                Cable       Electronic  Corporate and
                                           Communications   Retailing     Other (1)       Total
Six Months Ended June 30, 1999
Revenues, net...........................      $1,353.7       $1,282.1        $216.8      $2,852.6
Operating income before depreciation
    and amortization (2)................         623.9          252.4           6.2         882.5
Depreciation and amortization...........         454.7           57.6          33.8         546.1
Operating income (loss).................         169.2          194.8         (27.6)        336.4
Interest expense........................         159.0           20.6          75.1         254.7
Capital expenditures....................         290.0           25.0          11.4         326.4

Three Months Ended June 30, 1999
Revenues, net...........................        $748.9         $632.5         $97.2      $1,478.6
Operating income (loss) before
    depreciation and amortization (2)....        343.4          121.5          (7.6)        457.3
Depreciation and amortization...........         260.5           29.2          17.8         307.5
Operating income (loss).................          82.9           92.3         (25.4)        149.8
Interest expense........................          93.3           10.2          40.0         143.5
Capital expenditures....................         184.4           14.1           5.5         204.0

As of June 30, 1999
Assets..................................      $9,554.4       $2,197.0     $10,133.6     $21,885.0
Long-term debt, less current portion.....      5,085.9          546.8       1,371.4       7,004.1

Six Months Ended June 30, 1998
Revenues, net...........................      $1,109.5       $1,074.6        $276.0      $2,460.1
Operating income (loss) before
    depreciation and amortization (2)....        525.3          187.9         (11.2)        702.0
Depreciation and amortization...........         323.6           58.4          86.5         468.5
Operating income (loss).................         201.7          129.5         (97.7)        233.5
Interest expense........................         107.9           26.4         102.9         237.2
Capital expenditures....................         293.7           41.6          66.9         402.2

Three Months Ended June 30, 1998
Revenues, net...........................        $568.3         $530.0        $107.4      $1,205.7
Operating income (loss) before
    depreciation and amortization (2)....        275.9           92.7         (15.3)        353.3
Depreciation and amortization...........         161.7           28.9          38.7         229.3
Operating income (loss).................         114.2           63.8         (54.0)        124.0
Interest expense........................          54.4           13.1          49.3         116.8
Capital expenditures....................         153.4           22.1          32.0         207.5

---------------
(1) Other includes segments not meeting certain quantitative guidelines for reporting. Other includes certain other operating businesses, including Comcast-Spectacor, L.P., E! Entertainment Television, Inc., Comcast UK Cable (prior to October 29, 1998), the Company's DBS operations (prior to April 1, 1998) and elimination entries related to the segments presented. Corporate and other assets consist primarily of the Company's investments (see Note 4).
(2) See note (a) on page 15.



                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 1999
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONCLUDED
                                   (Unaudited)

(a) Operating income (loss) before depreciation and amortization is commonly referred to in the Company's businesses as "operating cash flow." Operating cash flow is a measure of a company's ability to generate cash to service its obligations, including debt service obligations, and to finance capital and other expenditures. In part due to the capital intensive nature of the Company's businesses and the resulting significant level of non-cash depreciation and amortization expense, operating cash flow is frequently used as one of the bases for comparing businesses in the Company's industries, although the Company's measure of operating cash flow may not be comparable to similarly titled measures of other companies. Operating cash flow is the primary basis used by the Company's management to measure the operating performance of its businesses. Operating cash flow does not purport to represent net income or net cash provided by operating activities, as those terms are defined under generally accepted accounting principles, and should not be considered as an alternative to such measurements as an indicator of the Company's performance.

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 1999


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

     In July 1999, we completed the sale of Comcast Cellular Corporation ("Comcast Cellular") to SBC Communications, Inc. for approximately $360 million in cash, subject to customary closing adjustments, and the assumption of $1.315 billion of Comcast Cellular debt. We expect to recognize a gain in the third quarter of approximately $350 million, net of income tax expense. The gain will be reflected as gain on disposal of discontinued operations in our condensed consolidated statement of operations and accumulated deficit.

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

     Cash, Cash Equivalents and Short-term Investments

     We  have  traditionally   maintained   significant  levels  of  cash,  cash
equivalents and short-term investments to meet our short-term liquidity requirements. Our cash equivalents and short-term investments are recorded at fair value. Cash, cash equivalents and short-term investments as of June 30, 1999 were $7.929 billion. As of June 30, 1999, our cash, cash equivalents and short-term investments include $5.634 billion of our investments in AT&T Corp. ("AT&T"), Sprint PCS, NTL Incorporated ("NTL") and Liberty Media Group ("New Liberty") (see Note 4 to our condensed consolidated financial statements included in Item 1). As of June 30, 1999, $316.6 million of our cash, cash equivalents and short-term investments is restricted to use by subsidiaries under contractual or other arrangements.

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

     As of June 30, 1999 and December 31, 1998, our long-term debt, including current portion, was $7.843 billion and $5.578 billion, respectively, of which 20.5% and 18.0%, respectively, was at variable rates.

     We may from time to time, depending on certain factors including market conditions, make optional repayments on our debt obligations, which may include open market repurchases of our outstanding public notes and debentures.

     Equity Price Risk

     In March 1999, we issued 8.7 million 3.35% Exchangeable Extendable Subordinated Debentures due 2029 (the "PHONES") for gross proceeds of $718.3 million. At maturity, holders of the PHONES are entitled to receive in cash an amount equal to the higher of (a) the principal amount of the PHONES, or (b) the market value of AT&T common stock. We accounted for the PHONES

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 1999


as an indexed debt instrument, at June 30, 1999, since the maturity value is dependent upon the fair value of AT&T common stock. In July 1999, we redeemed all the PHONES and incurred debt extinguishment costs of $32.3 million and wrote-off unamortized debt acquisition costs of $14.6 million, resulting in an extraordinary loss, net of tax, of $30.5 million which will be recorded in the third quarter of 1999.

     In June 1999,  we entered  into  costless  collar  agreements  (the "Equity
Collars") covering $483.7 million notional amount of investment securities accounted for at fair value. The Equity Collars limit our exposure to and benefits from price fluctuations in the underlying equity securities. The Equity Collars mature in 2001. As we account for the Equity Collars as a hedge, changes in the value of the Equity Collars are substantially offset by changes in the value of the underlying investment securities which are also marked-to-market through accumulated other comprehensive income in our condensed consolidated balance sheet.

     Interest Rate Risk

     From January 1, 1999 through August 13, 1999, we have entered into interest rate exchange agreements ("Swaps") with an aggregate notional amount of $300.0 million and as part of our acquisition of a controlling interest in Jones Intercable, Inc. ("Jones Intercable") (see Note 3 to our condensed consolidated financial statements included in Item 1), we acquired Swaps with an aggregate notional amount of $400.0 million. Swaps with an aggregate notional amount of $350.0 million either were terminated or expired from January 1, 1999 through August 13, 1999. As of August 13, 1999, we have Swaps with an aggregate notional amount of $1.412 billion having an average pay rate of 5.93% and an average receive rate of 5.93%.

     Year 2000 Readiness Disclosures

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

     As of June 30, 1999, except for Jones Intercable, we are in the Testing Phase and the Implementation Phase of our Year 2000 remediation program with respect to certain of our key systems. For Jones Intercable, as of June 30, 1999, we are in the Conversion Phase and the Testing Phase of our Year 2000 remediation program with respect to certain of our key systems. Through June 30, 1999, we have incurred approximately $9

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 1999


million in connection with our Year 2000 remediation program. We estimate that we will incur between approximately $7 million to $13 million of additional expense through December 1999 in connection with our Year 2000 remediation program. Our estimate to complete the remediation plan includes the estimated time associated with mitigating the Year 2000 Issue for third party software. However, there can be no guarantee that the systems of other companies on which we rely will be converted on a timely basis, or that a failure to convert by another company would not have a material adverse effect on us.

     Our management will continue to periodically report the progress of our Year 2000 remediation program to the Audit Committee of our Board of Directors. We plan to complete the Year 2000 mitigation by the end of the third quarter of 1999, except for Jones Intercable which will be completed in November 1999. Our management has investigated and may consider potential contingency plans in the event that our Year 2000 remediation program is not completed by that date.

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

                             -----------------------

Statement of Cash Flows

     Cash and cash equivalents increased $1.323 billion as of June 30, 1999 from December 31, 1998. The increase in cash and cash equivalents resulted from cash flows from operating, financing and investing activities which are explained below.

     Net cash provided by operating activities from continuing operations amounted to $1.971 billion for the six months ended June 30, 1999, due principally to the effects of the receipt of the $1.5 billion termination fee in May 1999 from MediaOne Group, Inc., our acquisition of a controlling interest in Jones Intercable in April 1999 (see Note 3 to our condensed consolidated financial statements included in Item 1), increases in our operating income before depreciation and amortization (see "Results of Operations") and changes in working capital as a result of the timing of receipts and disbursements.

     Net cash provided by financing activities from continuing operations, which includes borrowings and repayments of debt, as well as the issuances and repurchases of our equity securities, was $733.0 million for the six months ended June 30, 1999. During the six months ended June 30, 1999, we borrowed $912.6 million, consisting primarily of $718.3 million of PHONES and $193.5 million under revolving lines of credit held by our subsidiaries. During the six months ended June 30, 1999, we repaid $152.8 million of our long-term debt. In addition, during the six months ended June 30, 1999, we had net issuances of $0.2 million of our common stock and we paid cash dividends of $9.4 million on our common stock and Series A Preferred Stock. Deferred financing costs of $14.6 million were incurred during the six months ended June 30, 1999 primarily in connection with the issuance of the PHONES.

     Net cash used in investing activities from continuing operations was $1.381 billion for the six months ended June 30, 1999. Net cash used in investing activities includes acquisitions, net of cash acquired of $708.0 million, consisting primarily of our acquisition of a controlling interest in Jones Intercable, investments of $196.2 million, capital expenditures of $326.4 million, additions to deferred charges of $121.7 million and net purchases of short-term investments of $83.3 million, offset by proceeds from sales of and distributions from investments of $54.3 million.

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 1999


Results of Operations

     Our summarized consolidated financial information for the six and three months ended June 30, 1999 and 1998 is as follows (dollars in millions, "NM" denotes percentage is not meaningful):

                                                                  Six Months Ended
                                                                      June 30,          Increase / (Decrease)
                                                                  1999        1998          $           %
                                                                ---------   ---------   ---------   ---------
Revenues.....................................................    $2,852.6    $2,460.1      $392.5        16.0%
Cost of goods sold from electronic retailing.................       769.3       652.4       116.9        17.9
Operating, selling, general and administrative expenses           1,200.8     1,105.7        95.1         8.6
                                                                ---------   ---------
Operating income before depreciation and amortization (1)           882.5       702.0       180.5        25.7
Depreciation.................................................       254.0       227.7        26.3        11.6
Amortization.................................................       292.1       240.8        51.3        21.3
                                                                ---------   ---------
Operating income.............................................       336.4       233.5       102.9        44.1
                                                                ---------   ---------
Interest expense.............................................       254.7       237.2        17.5         7.4
Investment (income) expense..................................      (128.0)        1.9       129.9          NM
Equity in net losses of affiliates...........................         1.6       236.8      (235.2)      (99.3)
Gain from equity offering of affiliate.......................                   (59.6)      (59.6)         NM
Other income.................................................    (1,430.9)       (4.1)    1,426.8          NM
Income tax expense...........................................       723.7         9.3       714.4          NM
Minority interest............................................       (12.8)      (39.2)      (26.4)      (67.3)
                                                                ---------   ---------
Income (loss) from continuing operations before
   extraordinary items.......................................      $928.1     ($148.8)   $1,076.9          NM
                                                                =========   =========

                                                                 Three Months Ended
                                                                      June 30,          Increase / (Decrease)
                                                                  1999        1998          $           %
                                                                ---------   ---------   ---------   ---------
Revenues.....................................................    $1,478.6    $1,205.7      $272.9        22.6%
Cost of goods sold from electronic retailing.................       378.8       320.0        58.8        18.4
Operating, selling, general and administrative expenses             642.5       532.4       110.1        20.7
                                                                ---------   ---------
Operating income before depreciation and amortization (1)           457.3       353.3       104.0        29.4
Depreciation.................................................       137.3       110.6        26.7        24.1
Amortization.................................................       170.2       118.7        51.5        43.4
                                                                ---------   ---------
Operating income.............................................       149.8       124.0        25.8        20.8
                                                                ---------   ---------
Interest expense.............................................       143.5       116.8        26.7        22.9
Investment (income) expense..................................        (0.2)        0.3         0.5          NM
Equity in net losses of affiliates...........................         2.7       107.3      (104.6)      (97.5)
Other income.................................................    (1,430.7)       (1.4)    1,429.3          NM
Income tax expense...........................................       636.3         3.0       633.3          NM
Minority interest............................................       (28.1)      (22.0)        6.1        27.7
                                                                ---------   ---------
Income (loss) from continuing operations before
   extraordinary items.......................................      $826.3      ($80.0)     $906.3          NM
                                                                =========   =========

------------
(1) Operating income before depreciation and amortization is commonly referred to in our businesses as "operating cash flow." Operating cash flow is a measure of a company's ability to generate cash to service its obligations, including debt service obligations, and to finance capital and other expenditures. In part due to the capital intensive nature of our businesses and the resulting significant level of non-cash depreciation expense and amortization expense, operating cash flow is frequently used as one of the bases for comparing businesses in our industries, although our measure of operating cash flow may not be comparable to similarly titled measures of other companies. Operating cash flow is the primary basis used by our management to measure the operating performance of our businesses. Operating cash flow does not purport to represent net income or net cash provided by operating


                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 1999


     activities, as those terms are defined under generally accepted accounting principles, and should not be considered as an alternative to such measurements as an indicator of our performance. See "Statement of Cash Flows" above for a discussion of net cash provided by operating activities.

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

     Cable Communications

     The  following   table   presents  the  operating   results  of  our  cable
communications segment (dollars in millions):


                                                                   Six Months Ended
                                                                       June 30,                 Increase
                                                                   1999        1998           $           %
                                                                 ---------   ---------    ---------    --------
Service income...............................................     $1,353.7    $1,109.5       $244.2        22.0%
Operating, selling, general and
     administrative expenses.................................        729.8       584.2        145.6        24.9
                                                                 ---------   ---------    ---------    --------
Operating income before depreciation
     and amortization (a)....................................       $623.9      $525.3        $98.6        18.8%
                                                                 =========   =========    =========    ========


                                                                  Three Months Ended
                                                                       June 30,                 Increase
                                                                   1999        1998           $           %
                                                                 ---------   ---------    ---------    --------
Service income...............................................       $748.9      $568.3       $180.6        31.8%
Operating, selling, general and
     administrative expenses.................................        405.5       292.4        113.1        38.7
                                                                 ---------   ---------    ---------    --------
Operating income before depreciation
     and amortization (a)....................................       $343.4      $275.9        $67.5        24.5%
                                                                 =========   =========    =========    ========

---------------
(a) See footnote (1) on page 19.

     Of the respective $244.2 million and $180.6 million increases in service income for the six and three month periods from 1998 to 1999, $146.3 million and $132.9 million are attributable to the effects of the acquisitions of cable communications systems, $12.5 million and $5.8 million are attributable to subscriber growth, $47.1 million and $22.2 million relate to changes in rates, $10.6 million and $5.6 million are attributable to growth in cable advertising sales and $27.7 million and $14.1 million relate to other product offerings (e.g., digital cable, high speed data services, etc.).

     Of the respective $145.6 million and $113.1 million increases in operating, selling, general and administrative expenses for the six and three month periods from 1998 to 1999, $102.6 million and $95.3 million are attributable to the effects of the acquisitions of cable communications systems, $20.3 million and $10.8 million are attributable to increases in the costs of cable programming as a result of changes in rates, subscriber growth and additional channel offerings, $2.2 million and $0.9 million are attributable to growth in advertising sales and $20.5 million and $6.1 million result from increases in the cost of labor, other volume related expenses and costs associated with new product offerings. We anticipate that the cost of cable programming will increase in the future as cable programming rates increase and additional sources of cable programming become available.

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 1999


Electronic Retailing

     The following presents the operating results of our electronic retailing segment, consisting of the operations of QVC, Inc. and its subsidiaries ("QVC"), a majority owned and controlled subsidiary (dollars in millions):


                                                                   Six Months Ended
                                                                       June 30,                 Increase
                                                                   1999        1998           $           %
                                                                 ---------   ---------    ---------    --------
Net sales from electronic retailing..........................     $1,282.1    $1,074.6       $207.5        19.3%
Cost of goods sold from electronic retailing.................        769.3       652.4        116.9        17.9
Operating, selling, general and administrative
     expenses................................................        260.4       234.3         26.1        11.1
                                                                 ---------   ---------    ---------    --------
Operating income before depreciation
     and amortization (a)....................................       $252.4      $187.9        $64.5        34.3%
                                                                 =========   =========    =========    ========
Gross margin.................................................         40.0%       39.3%
                                                                 =========   =========


                                                                  Three Months Ended
                                                                       June 30,                 Increase
                                                                   1999        1998           $           %
                                                                 ---------   ---------    ---------    --------
Net sales from electronic retailing..........................       $632.5      $530.0       $102.5        19.3%
Cost of goods sold from electronic retailing.................        378.8       320.0         58.8        18.4
Operating, selling, general and administrative
     expenses................................................        132.2       117.3         14.9        12.7
                                                                 ---------   ---------    ---------    --------
Operating income before depreciation
     and amortization (a)....................................       $121.5       $92.7        $28.8        31.1%
                                                                 =========   =========    =========    ========
Gross margin.................................................         40.1%       39.6%
                                                                 =========   =========

---------------
(a) See footnote (1) on page 19.

     The increase in net sales from electronic retailing of $207.5 million for the six month period from 1998 to 1999 is due to the effects of 3.8%, 11.3% and 40.1% increases in the average number of homes receiving QVC services in the United States ("US"), United Kingdom ("UK") and Germany, respectively, and 9.7%, 12.0% and 98.6% increases in net sales per home in the US, UK and Germany, respectively. The increase in net sales from electronic retailing of $102.5 million for the three month period from 1998 to 1999 is due to the effects of 3.4%, 11.7% and 38.0% increases in the average number of homes receiving QVC services in the US, UK and Germany, respectively, and 10.8%, 6.4% and 109.2% increases in net sales per home in the US, UK and Germany, respectively.

     The increase in cost of goods sold is primarily related to the growth in net sales. The increase in gross margin is a result of a slight shift in sales mix to higher margin products.

     Of the respective $26.1 million and $14.9 million increases in operating, selling, general and administrative expenses for the six and three month periods from 1998 to 1999, $17.8 million and $9.2 million are attributable to higher variable costs associated with the increase in sales volume. The remaining increases are attributable to higher personnel costs to support the increased sales volume in the US, UK and Germany.

                             -----------------------

     Consolidated Analysis

     The effects of our recent acquisitions, as well as increased levels of capital expenditures, were to increase our revenues and expenses resulting in increases in our operating income before depreciation and amortization. The increases in depreciation expense, amortization expense and interest expense for the six and three month

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 1999


periods from 1998 to 1999 are primarily due to the effects of our acquisition of a controlling interest in Jones Intercable on April 7, 1999, offset in part by the effects of the sale of Comcast UK Cable Partners Limited ("Comcast UK Cable"), a consolidated subsidiary of ours, in October 1998. In addition, our equity in net losses of affiliates has decreased principally as a result of the restructuring of Sprint PCS in November 1998.

     Interest Expense

     The $17.5 million and $26.7 million increases in interest expense for the six and three month periods from 1998 to 1999 are primarily due to the effects of our acquisition of a controlling interest in Jones Intercable and the issuance of the 6.20% nonrecourse notes issued by Comcast Cable Communications, Inc. ("Comcast Cable"), a wholly owned subsidiary of ours, in November 1998, offset in part by the effects of the sale of Comcast UK Cable in October 1998.

     We anticipate that, for the foreseeable future, interest expense will be a significant cost to us and will have a significant adverse effect on our ability to realize net earnings. We believe we will continue to be able to meet our obligations through our ability both to generate operating income before depreciation and amortization and to obtain external financing.

     Investment (Income) Expense

     In March 1999, AT&T merged with TeleCommunications, Inc. ("TCI") with AT&T as the surviving corporation (the "AT&T/TCI Merger"). Upon closing of the AT&T/TCI Merger, we received approximately 3.6 million shares (as adjusted for AT&T's 3-for-2 stock split in April 1999) of AT&T common stock in exchange for the approximately 3.1 million shares of TCI Class A Common Stock held by us and we received approximately 3.6 million shares of New Liberty Class A Tracking Shares for the approximately 2.3 million shares of TCI Ventures Group, Inc. ("TCI Ventures") common stock and the approximately 2.4 million shares of Liberty Media Group ("Old Liberty") Class A Common Stock held by us. As a result of the exchange, we recognized a pre-tax gain of $187.6 million during the six months ended June 30, 1999, representing the difference between the fair value of the AT&T stock received and our basis in TCI and TCI Ventures.

     In March 1998, we sold call options relating to our unrestricted equity investments in TCI, TCI Ventures and Old Liberty common stock for $20.7 million. Such call options expire between March and November 1999. During the six and three months ended June 30, 1999 and 1998, we recorded investment expense of $100.8 million, $40.2 million, $49.4 million and $25.6 million, respectively, related to changes in the value of the call options and settlement of the TCI and TCI Ventures call options.

     During the six months ended June 30, 1999, we recorded pre-tax losses of $35.5 million on certain of our investments based on a decline in value that was considered other than temporary.

     Gain From Equity Offering of Affiliate

     In November 1997, Teleport Communications Group Inc. ("Teleport") issued shares of its Class A Common Stock. As a result of the stock issuance, we recognized a $59.6 million increase in our proportionate share of Teleport's net assets as a gain from equity offering of affiliate for the six months ended June 30, 1998. We recorded our proportionate share of Teleport's net losses one quarter in arrears.

     Other Income

     The $1.427 billion and $1.429 billion increases in other income for the six and three month periods from 1998 to 1999 are primarily attributable to the receipt of the $1.5 billion MediaOne termination fee, net of transaction costs, in May 1999.

     Income Tax Expense

     The $714.4 million and $633.3 million increases in income tax expense for the six and three month periods from 1998 to 1999 are primarily the result of the effects of changes in our income before taxes and minority interest, and non-deductible foreign losses and non-deductible equity in net losses of affiliates.

     Minority Interest

     The changes in minority interest income for the six and three month periods from 1998 to 1999 are attributable to the effects of our acquisition of a controlling interest in Jones Intercable in April 1999, the sale of Comcast UK Cable in October 1998 and to changes in the net income or loss of our other less than 100% owned consolidated subsidiaries.

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 1999


     For the six and three months ended June 30, 1999 and 1998, our earnings from continuing operations (income (loss) from continuing operations plus income tax expense, equity in net losses of affiliates, fixed charges (interest expense) and extraordinary items) were $1.908 billion, $334.5 million, $1.609 billion and $147.1 million, respectively. Such earnings were adequate to cover our fixed charges of $254.7 million, $237.2 million, $143.5 million and $116.8 million for the six and three months ended June 30, 1999 and 1998, respectively. Fixed charges include non-cash interest expense of $1.8 million, $26.0 million, $1.3 million and $11.6 million for the six and three months ended June 30, 1999 and 1998, respectively.

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

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 1999


PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

     We are subject to legal proceedings and claims which arise in the ordinary course of our business. In the opinion of our management, the amount of ultimate liability with respect to these actions will not materially affect our financial position, results of operations or liquidity.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At a Special Meeting on April 20, 1999, the shareholders approved the following proposal:

     To approve an amendment to the Company's Articles of Incorporation increasing the number of authorized shares of the Company's Class A Special Common Stock, par value $1.00 per share, from 500,000,000 shares to 2,500,000,000 shares.

      Class of Stock              For               Against           Abstain
      --------------              ---               -------           -------
         Class A                8,257,136           126,647              820
         Class B              141,665,625

     At the Annual Meeting on June 21, 1999, the shareholders approved the following proposals:

     To elect nine directors to serve for the ensuing year and until their respective successors shall have been duly elected and qualified.

          Director                    Class of Stock                      For                  Withheld
          --------                    --------------                      ---                  --------
     Ralph J. Roberts                     Class A                      25,010,711               196,883
                                          Class B                     141,665,625

     Julian A. Brodsky                    Class A                      25,018,519               189,075
                                          Class B                     141,665,625

     Brian L. Roberts                     Class A                      25,017,268               190,326
                                          Class B                     141,665,625

     Gustave G. Amsterdam                 Class A                      25,096,215               111,379
                                          Class B                     141,665,625

     Sheldon M. Bonovitz                  Class A                      25,013,847               193,747
                                          Class B                     141,665,625

     Joseph L. Castle II                  Class A                      25,117,324                90,270
                                          Class B                     141,665,625

     Bernard C. Watson                    Class A                      25,113,889                93,705
                                          Class B                     141,665,625

     Irving A. Wechsler                   Class A                      25,107,106               100,488
                                          Class B                     141,665,625

     Anne Wexler                          Class A                      25,011,443               196,151
                                          Class B                     141,665,625

     To approve an amendment to the Comcast Corporation 1996 Stock Option Plan.

      Class of Stock              For                 Against           Abstain
      --------------              ---                 -------           -------
         Class A               21,054,324           4,057,055            96,215
         Class B              141,665,625

     To approve an amendment to the Comcast Corporation 1996 Executive Cash Bonus Plan.

      Class of Stock              For                 Against          Abstain
      --------------              ---                 -------          -------
         Class A               23,634,706           1,456,475          116,413
         Class B              141,665,625

     To ratify the appointment of Deloitte & Touche LLP as the Company's independent auditors for the 1999 fiscal year.

      Class of Stock              For                 Against          Abstain
      --------------              ---                 -------          -------
         Class A               25,123,975              48,493           35,126
         Class B              141,665,625


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits required to be filed by Item 601 of Regulation S-K:

          10.1* Comcast Corporation 1996 Stock Option Plan, as amended and restated, effective June 21, 1999.

          10.2*   Comcast  Corporation  1996  Deferred   Compensation  Plan,  as
                  amended and restated, effective June 21, 1999.

          10.3* Comcast Corporation 1990 Restricted Stock Plan, as amended and restated, effective June 21, 1999.

          10.4* Comcast Corporation 1996 Cash Bonus Plan, as amended and restated, effective June 21, 1999.

          10.5* Comcast Corporation 1996 Executive Cash Bonus Plan, as amended and restated, effective June 21, 1999.

          10.6* Comcast Corporation 1997 Deferred Stock Option Plan, as amended and restated, effective June 21, 1999.

          27.1    Financial Data Schedule.

     (b)  Reports on Form 8-K:

          (i) We filed a Current Report on Form 8-K under Item 5 on April 8, 1999 relating to our announcement that we had completed the acquisition of a controlling interest in Jones Intercable, Inc.

          (ii) We filed a Current Report on Form 8-K under Item 5 on May 6, 1999 relating to our announcement that we had entered into an agreement with AT&T Corp. to exchange certain cable systems and that we had terminated our Agreement and Plan of Merger with MediaOne Group, Inc.

          (iii) We filed a Current Report on Form 8-K under Item 5 on May 27, 1999 relating to our announcement that we had entered into an agreement with Adelphia Communications to exchange certain cable systems.

          (iv) We filed a Current Report on Form 8-K under Item 5 on May 27, 1999 relating to our announcement that we intend to redeem all $718.3 million principal amount of our 3.35% Exchangeable Subordinated Debentures due 2029.

---------------
  *   Constitutes a management contract or compensatory plan or arrangement.

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 1999

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



Date: August 16, 1999