Form 10-Q
period 1999-09-30
COMCAST CORP
filed 1999-11-15
CIK 22301

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)
(X) Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended:
                               SEPTEMBER 30, 1999
                                       OR

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

As of September 30, 1999, there were 715,051,949 shares of Class A Special Common Stock, 27,193,380 shares of Class A Common Stock and 9,444,375 shares of Class B Common Stock outstanding.

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 1999

                                TABLE OF CONTENTS
                                                                           Page
                                                                          Number
PART I.   FINANCIAL INFORMATION

          ITEM 1.   Financial Statements

                    Condensed Consolidated Balance Sheet as of
                    September 30, 1999 and December 31, 1998 (Unaudited).......2

                    Condensed Consolidated Statement of
                    Operations and Accumulated Deficit for
                    the Nine and Three Months Ended September 30,
                    1999 and 1998 (Unaudited)..................................3

                    Condensed Consolidated Statement of Cash
                    Flows for the Nine Months Ended September 30,
                    1999 and 1998 (Unaudited)..................................4

                    Notes to Condensed Consolidated
                    Financial Statements (Unaudited)......................5 - 15

          ITEM 2.   Management's Discussion and Analysis
                    of Financial Condition and Results of
                    Operations...........................................16 - 23

PART II.  OTHER INFORMATION

          ITEM 1.   Legal Proceedings.........................................24

          ITEM 6.   Exhibits and Reports on Form 8-K..........................24

          SIGNATURE.......................................................... 25

                       -----------------------------------

     This Quarterly Report on Form 10-Q is for the three months ended September 30, 1999. This Quarterly Report modifies and supersedes documents filed prior to this Quarterly Report. The SEC allows us to "incorporate by reference" information that we file with them, which means that we can disclose important information to you by referring you directly to those documents. Information incorporated by reference is considered to be part of this Quarterly Report. In addition, information we file with the SEC in the future will automatically update and supersede information contained in this Quarterly Report. In this Quarterly Report, "Comcast," "we," "us" and "our" refer to Comcast Corporation and its subsidiaries.

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

                      COMCAST CORPORATION AND SUBSIDIARIES
                                   FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 1999

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                  (Unaudited)

                                                                              (Dollars in millions, except share data)
                                                                                   September 30,     December 31,
                                                                                       1999               1998
                                                                                    -----------       -----------
ASSETS
CURRENT ASSETS
   Cash and cash equivalents ..................................................          $881.9            $870.7
   Investments ................................................................         5,354.1           3,653.4
   Accounts receivable, less allowance for doubtful
      accounts of $133.2 and $120.7 ...........................................           541.6             549.3
   Inventories, net ...........................................................           468.4             343.8
   Other current assets .......................................................            95.3             100.2
                                                                                    -----------       -----------
         Total current assets .................................................         7,341.3           5,517.4
                                                                                    -----------       -----------
INVESTMENTS ...................................................................         2,683.2             602.4
                                                                                    -----------       -----------
PROPERTY AND EQUIPMENT ........................................................         4,832.3           3,886.7
   Accumulated depreciation ...................................................        (1,622.5)         (1,362.3)
                                                                                    -----------       -----------
   Property and equipment, net ................................................         3,209.8           2,524.4
                                                                                    -----------       -----------
DEFERRED CHARGES ..............................................................        11,496.6           8,214.5
   Accumulated amortization ...................................................        (2,466.0)         (2,148.2)
                                                                                    -----------       -----------
   Deferred charges, net ......................................................         9,030.6           6,066.3
                                                                                    -----------       -----------
                                                                                      $22,264.9         $14,710.5
                                                                                    ===========       ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts payable and accrued expenses ......................................        $2,197.3          $1,600.3
   Accrued interest ...........................................................           140.9              73.5
   Net liabilities of discontinued operations .................................                             165.2
   Deferred income taxes ......................................................         1,575.3           1,033.2
   Current portion of long-term debt ..........................................           178.4             113.5
                                                                                    -----------       -----------
         Total current liabilities ............................................         4,091.9           2,985.7
                                                                                    -----------       -----------
LONG-TERM DEBT, less current portion ..........................................         6,778.0           5,464.2
                                                                                    -----------       -----------
DEFERRED INCOME TAXES .........................................................         2,883.7           1,500.1
                                                                                    -----------       -----------
MINORITY INTEREST AND OTHER ...................................................           875.4             834.0
                                                                                    -----------       -----------
COMMITMENTS AND CONTINGENCIES
COMMON EQUITY PUT OPTIONS .....................................................                             111.2
                                                                                    -----------       -----------
STOCKHOLDERS' EQUITY
   Preferred stock - authorized, 20,000,000 shares; 5% series A convertible,
      no par value, issued, zero and 6,370 at redemption value ................                              31.9
      5.25% series B mandatorily redeemable convertible, $1,000 par value,
      issued, 562,260 and 540,690 at redemption value .........................           562.3             540.7
   Class A special common stock, $1 par value - authorized,
      2,500,000,000 shares; issued, 715,051,949 and 698,395,170 ...............           715.1             698.4
   Class A common stock, $1 par value - authorized,
      200,000,000 shares; issued, 27,193,380 and 31,690,063 ...................            27.2              31.7
   Class B common stock, $1 par value - authorized,
      50,000,000 shares; issued, 9,444,375 ....................................             9.4               9.4
   Additional capital .........................................................         3,448.2           2,941.7
   Accumulated deficit ........................................................          (371.9)         (1,488.2)
   Accumulated other comprehensive income .....................................         3,245.6           1,049.7
                                                                                    -----------       -----------
         Total stockholders' equity ...........................................         7,635.9           3,815.3
                                                                                    -----------       -----------
                                                                                      $22,264.9         $14,710.5
                                                                                    ===========       ===========

See notes to condensed consolidated financial statements.

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 1999
     CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND ACCUMULATED DEFICIT
                                   (Unaudited)

                                                                                (Amounts in millions, except per share data)
                                                                              Nine Months Ended            Three Months Ended
                                                                                 September 30,                September 30,
                                                                             1999          1998          1999             1998
                                                                        -----------    -----------    -----------    -----------
REVENUES
     Service income ..................................................     $2,418.4       $2,049.8         $848.0         $664.3
     Net sales from electronic retailing .............................      1,959.2        1,648.5          677.1          573.9
                                                                        -----------    -----------    -----------    -----------
                                                                            4,377.6        3,698.3        1,525.1        1,238.2
                                                                        -----------    -----------    -----------    -----------
COSTS AND EXPENSES
     Operating .......................................................      1,201.6        1,048.4          412.1          307.4
     Cost of goods sold from electronic retailing ....................      1,181.1          997.6          411.8          345.2
     Selling, general and administrative .............................        648.6          577.1          237.3          212.3
     Depreciation ....................................................        402.7          344.8          148.6          117.1
     Amortization ....................................................        456.2          364.1          164.1          123.2
                                                                        -----------    -----------    -----------    -----------
                                                                            3,890.2        3,332.0        1,373.9        1,105.2
                                                                        -----------    -----------    -----------    -----------
OPERATING INCOME .....................................................        487.4          366.3          151.2          133.0
OTHER (INCOME) EXPENSE
     Interest expense ................................................        392.8          354.9          138.1          117.7
     Investment income ...............................................       (229.1)      (1,021.0)        (101.1)      (1,022.9)
     Equity in net (income) losses of affiliates .....................         (0.9)         345.4           (2.5)         108.6
     Gain from equity offering of affiliate ..........................                      (157.8)                        (98.1)
     Other income ....................................................     (1,433.6)          (8.1)          (2.7)          (3.9)
                                                                        -----------    -----------    -----------    -----------
                                                                           (1,270.8)        (486.6)          31.8         (898.6)
                                                                        -----------    -----------    -----------    -----------
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME
     TAX EXPENSE, MINORITY INTEREST AND EXTRAORDINARY ITEMS ..........      1,758.2          852.9          119.4        1,031.6
INCOME TAX EXPENSE ...................................................        827.9          322.6          104.2          313.2
                                                                        -----------    -----------    -----------    -----------
INCOME FROM CONTINUING OPERATIONS BEFORE
     MINORITY INTEREST AND EXTRAORDINARY ITEMS .......................        930.3          530.3           15.2          718.4
MINORITY INTEREST INCOME .............................................        (18.2)         (44.4)          (5.4)          (5.2)
                                                                        -----------    -----------    -----------    -----------
INCOME FROM CONTINUING OPERATIONS BEFORE
     EXTRAORDINARY ITEMS .............................................        948.5          574.7           20.6          723.6
(GAIN) LOSS FROM DISCONTINUED OPERATIONS, net of income tax expense
     (benefit) of $147.7, ($13.2), $159.6 and ($4.2) .................       (335.8)          21.4         (355.9)           6.6
                                                                        -----------    -----------    -----------    -----------
INCOME BEFORE EXTRAORDINARY ITEMS ....................................      1,284.3          553.3          376.5          717.0
EXTRAORDINARY ITEMS ..................................................        (44.4)          (3.0)         (41.4)          (3.0)
                                                                        -----------    -----------    -----------    -----------
NET INCOME ...........................................................      1,239.9          550.3          335.1          714.0
PREFERRED DIVIDENDS ..................................................        (22.4)         (21.7)          (7.3)          (7.4)
                                                                        -----------    -----------    -----------    -----------
NET INCOME FOR COMMON STOCKHOLDERS ...................................     $1,217.5         $528.6         $327.8         $706.6
                                                                        ===========    ===========    ===========    ===========
ACCUMULATED DEFICIT
     Beginning of period .............................................    ($1,488.2)     ($2,415.9)       ($592.8)     ($2,596.7)
     Net income ......................................................      1,239.9          550.3          335.1          714.0
     Common dividends - $.035 and $.012 per share in 1998 ............                       (25.8)                         (8.7)
     Retirement of common stock ......................................       (123.6)          (7.3)        (114.2)          (7.3)
                                                                        -----------    -----------    -----------    -----------
     End of period ...................................................      ($371.9)     ($1,898.7)       ($371.9)     ($1,898.7)
                                                                        ===========    ===========    ===========    ===========
BASIC EARNINGS FOR COMMON STOCKHOLDERS PER COMMON SHARE
     Income from continuing operations before extraordinary items ....        $1.24           $.75           $.02           $.97
     Discontinued operations .........................................          .45           (.03)           .47           (.01)
     Extraordinary items .............................................         (.06)                         (.05)
                                                                        -----------    -----------    -----------    -----------
        Net income ...................................................        $1.63           $.72           $.44           $.96
                                                                        ===========    ===========    ===========    ===========
BASIC WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING ...........        747.0          731.0          755.2          738.6
                                                                        ===========    ===========    ===========    ===========
DILUTED EARNINGS FOR COMMON STOCKHOLDERS
     PER COMMON SHARE
     Income from continuing operations before extraordinary items ....        $1.16           $.72           $.03           $.89
     Discontinued operations .........................................          .41           (.03)           .43           (.01)
     Extraordinary items .............................................         (.05)                         (.05)
                                                                        -----------    -----------    -----------    -----------
        Net income ...................................................        $1.52           $.69           $.41           $.88
                                                                        ===========    ===========    ===========    ===========
DILUTED WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING .........        815.4          804.2          823.9          808.6
                                                                        ===========    ===========    ===========    ===========

See notes to condensed consolidated financial statements.

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 1999
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                                                (Dollars in millions)
                                                                                         Nine Months Ended September 30,
                                                                                              1999               1998
                                                                                           ----------       ----------
OPERATING ACTIVITIES
   Net income ..........................................................................     $1,239.9           $550.3
   Adjustments to reconcile net income to net cash provided
     by operating activities from continuing operations:
      Depreciation .....................................................................        402.7            344.8
      Amortization .....................................................................        456.2            364.1
      Non-cash interest (income) expense, net ..........................................        (14.3)            30.4
      Equity in net (income) losses of affiliates ......................................         (0.9)           345.4
      Gain from equity offering of affiliate ...........................................                        (157.8)
      Non-cash investment income, net ..................................................       (136.0)          (976.6)
      Minority interest income .........................................................        (18.2)           (44.4)
      Discontinued operations ..........................................................       (335.8)            21.4
      Extraordinary items ..............................................................         44.4              3.0
      Deferred income taxes and other ..................................................        214.9            205.8
                                                                                           ----------       ----------
                                                                                              1,852.9            686.4
      Changes in working capital .......................................................        534.9             90.2
                                                                                           ----------       ----------
               Net cash provided by operating activities from continuing operations ....      2,387.8            776.6
                                                                                           ----------       ----------
FINANCING ACTIVITIES
   Proceeds from borrowings ............................................................        935.0          1,023.3
   Retirement and repayment of debt ....................................................     (1,108.8)          (897.2)
   (Repurchases) issuances of common stock, net ........................................        (15.4)            14.3
   Issuances of common equity put options ..............................................                          11.4
   Dividends ...........................................................................         (9.4)           (27.1)
   Deferred financing costs ............................................................        (14.6)            (4.8)
   Other ...............................................................................         (3.0)             4.6
                                                                                           ----------       ----------
               Net cash (used in) provided by financing activities from
                  continuing operations ................................................       (216.2)           124.5
                                                                                           ----------       ----------
INVESTING ACTIVITIES
   Acquisitions, net of cash acquired ..................................................       (755.2)          (269.4)
   (Purchases of) proceeds from sales of short-term investments, net ...................       (206.2)           125.2
   Investments .........................................................................       (272.2)          (137.6)
   Increase in notes receivable ........................................................       (733.5)
   Proceeds from sale of discontinued operations .......................................        361.1
   Proceeds from sales of and distributions from investments ...........................        146.7              0.7
   Proceeds from investee's repayment of loan ..........................................                          74.7
   Proceeds from sales of call options .................................................                          20.7
   Capital expenditures ................................................................       (545.3)          (643.1)
   Additions to deferred charges .......................................................       (155.8)           (46.6)
   Other ...............................................................................                         (14.0)
                                                                                           ----------       ----------
               Net cash used in investing activities from continuing operations ........     (2,160.4)          (889.4)
                                                                                           ----------       ----------
INCREASE IN CASH AND CASH
  EQUIVALENTS - CONTINUING OPERATIONS ..................................................         11.2             11.7
CASH AND CASH EQUIVALENTS, beginning of period .........................................        870.7            409.1
                                                                                           ----------       ----------
CASH AND CASH EQUIVALENTS, end of period ...............................................       $881.9           $420.8
                                                                                           ==========       ==========

See notes to condensed consolidated financial statements.

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 1999
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     Basis of Presentation
     The condensed consolidated balance sheet as of December 31, 1998 has been condensed from the audited consolidated balance sheet as of that date. The condensed consolidated balance sheet as of September 30, 1999, the condensed consolidated statement of operations and accumulated deficit for the nine and three months ended September 30, 1999 and 1998 and the condensed consolidated statement of cash flows for the nine months ended September 30, 1999 and 1998 have been prepared by Comcast Corporation (the "Company") and have not been audited by the Company's independent auditors. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows as of September 30, 1999 and for all periods presented have been made.

     Certain information and note disclosures normally included in the Company's annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1998 Annual Report on Form 10-K filed with the Securities and Exchange Commission (the "SEC"). The results of operations for the periods ended September 30, 1999 are not necessarily indicative of operating results for the full year.

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

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 1999
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

     Earnings for Common Stockholders Per Common Share
     Earnings for common stockholders per common share is computed by dividing net income, after deduction of preferred stock dividends, when applicable, by the weighted average number of common shares outstanding during the period on a basic and diluted basis.

     The following table reconciles the numerator and denominator of the computations of diluted earnings for common stockholders per common share ("Diluted EPS") for the nine and three months ended September 30, 1999 and 1998, respectively.


                                                            (Amounts in millions, except per share data)
                                                           Nine Months Ended          Three Months Ended
                                                             September 30,               September 30,
                                                            1999        1998           1999        1998
                                                          --------    --------       ---------   ---------
     Net income for common stockholders..............     $1,217.5      $528.6          $327.8      $706.6
     Dilutive securities effect on net income
       for common stockholders.......................                      1.0
     Preferred dividends.............................         22.4        21.7             7.3         7.4
                                                          --------    --------       ---------   ---------
     Net income for common stockholders
       used for Diluted EPS..........................     $1,239.9      $551.3          $335.1      $714.0
                                                          ========    ========       =========   =========
     Basic weighted average number of common
       shares outstanding............................        747.0       731.0           755.2       738.6
     Dilutive securities: (see Note 6)
       1 1/8% discount convertible subordinated
          debentures, redeemed March 1998............                      6.8
       Series A and B convertible preferred stock             44.6        45.2            43.4        45.2
       Stock option and restricted stock plans                23.8        21.2            25.3        24.8
                                                          --------    --------       ---------   ---------
     Diluted weighted average number of common
       shares outstanding............................        815.4       804.2           823.9       808.6
                                                          ========    ========       =========   =========
     Diluted earnings for common stockholders
       per common share..............................        $1.52        $.69            $.41        $.88
                                                          ========    ========       =========   =========

     Put options sold by the Company on a weighted  average 3.6 million  shares,
     2.1  million   shares,   1.2  million   shares  and  1.0  million   shares,
     respectively, of its Class A Special Common stock (see Note 6) were outstanding during the nine and three months ended September 30, 1999 and 1998 but were not included in the computation of Diluted EPS as the options' exercise price was less than the average market price of the Company's Class A Special Common Stock during the periods.

     Reclassifications
     Certain reclassifications have been made to the prior year condensed consolidated financial statements to conform to those classifications used in 1999.

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 1999
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

3.   SIGNIFICANT EVENTS

     Investment in Prime Communications
     In December 1998, the Company agreed to invest in Prime Communications LLC ("Prime"), a cable television operator with cable communications systems serving approximately 430,000 subscribers. Pursuant to the terms of this agreement, in December 1998 the Company acquired from Prime a $50 million 12.75% subordinated note due 2008 issued by Prime. In July 1999, the Company made a loan to Prime in the form of a $733.5 million 6% ten year note (the "Prime Note"), convertible into 90% of the equity of Prime. In November 1999, the Company made an additional $20.0 million loan to Prime (on the same terms as the original loan), and delivered a notice of the Company's intention to convert the Prime Note. The Prime Note will be converted upon receipt of required regulatory approvals, which are expected to be obtained by the end of the second quarter of 2000. The owners of Prime have agreed that at the time of conversion, they will sell their remaining 10% equity interest in Prime to the Company, for approximately $82 million, plus accrued interest from July 1999 at 7% per annum. As a result, the Company would then own 100% of Prime and assume approximately $550 million of Prime debt.

     Sale of Comcast Cellular
     In July 1999, the Company completed the sale of Comcast Cellular to SBC Communications, Inc. for $361.1 million in cash and the assumption of $1.315 billion of Comcast Cellular debt, and recognized a gain on the sale of discontinued operations of $355.9 million, net of income tax expense. During the nine and three months ended September 30, 1999 and 1998, the Company recognized losses from discontinued operations of $20.1 million, $21.4 million, zero and $6.6 million, respectively.

     Acquisition of Greater Philadelphia Cablevision
     On June 30, 1999, the Company completed the acquisition of Greater Philadelphia Cablevision, Inc. ("Greater Philadelphia"), a subsidiary of Greater Media, Inc. that operates a cable system serving approximately 79,000 subscribers in Philadelphia, Pennsylvania, by issuing approximately
     8.5 million shares of its Class A Special Common Stock with a value of $291.7 million based upon the average closing price of the Company's Class A Special Common Stock for a ten-day period before and after the announcement of the transaction in February 1999. The acquisition was accounted for under the purchase method of accounting. As such, the operating results of Greater Philadelphia have been included in the accompanying condensed consolidated statement of operations and accumulated deficit from the acquisition date. The allocation of the purchase price to the assets and liabilities of Greater Philadelphia is preliminary pending a final appraisal. As the consideration given in exchange for Greater Philadelphia was shares of the Company's Class A Special Common Stock, the Greater Philadelphia acquisition had no significant impact on the Company's condensed consolidated statement of cash flows.

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

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 1999
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

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

     The majority of the AT&T System Exchanges and the exercise of the Company's option to acquire the additional cable systems are contingent upon the completion of AT&T's acquisition of MediaOne (see Proposed Acquisition of MediaOne Group, Inc. below), which is expected to close in 2000, subject to receipt of necessary regulatory and other approvals. There can be no assurance, however, that such acquisition will be consummated.

     Proposed Acquisition of MediaOne Group, Inc.
     In March 1999, the Company and MediaOne Group, Inc. ("MediaOne"), entered into an Agreement and Plan of Merger (the "Merger Agreement") pursuant to which MediaOne was to be merged with and into the Company. Under the terms of the Merger Agreement, MediaOne could terminate the Merger Agreement under certain conditions, provided that it pay a termination fee of $1.5 billion in cash to the Company. In April 1999, AT&T submitted an offer to purchase MediaOne. On May 1, 1999, the MediaOne board of directors notified the Company that it had determined that the AT&T offer was superior to the Company's offer. On May 6, 1999, MediaOne terminated the Merger Agreement and MediaOne paid the Company the termination fee. The termination fee was recorded to other income in the Company's condensed consolidated statement of operations and accumulated deficit, net of transaction costs, for the nine months ended September 30, 1999.

     Acquisition of a Controlling Interest in Jones Intercable
     In May 1998, the Company agreed to purchase from BCI Telecom Holding ("BTH") 6.4 million Class A Common Shares in Jones Intercable, and a 49% interest in the BTH subsidiaries which were to continue to own BTH's remaining 6.4 million shares of Jones Intercable Class A Common Stock. At the same time, the Company agreed to acquire approximately 2.9 million shares of Common Stock of Jones Intercable (the "Control Shares"), if and when acquired by BTH from affiliates of Jones Intercable's controlling shareholder under an existing option (the "Control Option") to acquire such shares (which absent extraordinary circumstances would not have been exercisable until December 2001). The Company was to purchase the remaining 51% of the BTH subsidiaries when the Control Shares were acquired. The Company, BTH, Jones Intercable and Jones Intercable's controlling shareholder agreed in August 1998 to accelerate the Control Option to permit its early exercise and the early closing of the transactions with BTH. The transaction closed on April 7, 1999. The Company paid $706.3 million in cash to acquire the 12.8 million shares of Jones Intercable Class A Common Stock and the Control Shares. In June 1999, the Company purchased an additional 1.0 million shares of Jones Intercable Class A Common Stock for $50.0 million through a private transaction. As a result, the Company controls 39.6% of the economic and 48.3% of the voting interest in Jones Intercable. In addition, the Control Shares represent shares having the right to elect

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 1999
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

     approximately 75% of the Board of Directors of Jones Intercable. The share acquisitions were funded with available cash and cash equivalents. Jones Intercable is a public company, which owns cable operations serving approximately 1.0 million customers. The acquisition was accounted for under the purchase method of accounting. As such, the operating results of Jones Intercable have been included in the accompanying condensed consolidated statement of operations and accumulated deficit from the acquisition date. The allocation of the purchase price to the assets and liabilities of Jones Intercable is preliminary pending a final appraisal.

     In August 1999, the Company announced its intention to commence an offer to exchange 1.4 shares of its Class A Special Common Stock for each share of Class A Common Stock or Common Stock of Jones Intercable for up to 79% of the combined number of shares of Jones Intercable Class A Common Stock and Common Stock outstanding (subject to certain terms and conditions to be contained in the offer documents). The offer would commence upon registration of the Company's Class A Special Common Stock to be offered in the exchange offer with the SEC pursuant to an effective registration statement.

4.   INVESTMENTS

                                                                              September 30,   December 31,
                                                                                 1999             1998
                                                                             ------------      ---------
                                                                                 (Dollars in millions)
           Equity method...............................................             $46.3          $11.1
           Fair value method...........................................           7,711.2        4,170.0
           Cost method.................................................             279.8           74.7
                                                                             ------------      ---------
                  Total investments....................................           8,037.3        4,255.8
           Less current investments....................................           5,354.1        3,653.4
                                                                             ------------     ---------
           Non-current investments.....................................          $2,683.2        $602.4
                                                                             ============     =========

     Equity Method
     The Company records its proportionate interests in the net income (loss) of certain of its equity method investees in arrears. The Company's recorded investments exceed its proportionate interests in the book value of the investees' net assets by $79.1 million as of September 30, 1999 (primarily related to the Company's investment in The Golf Channel). Such excess is being amortized to equity in net income or loss, primarily over a period of twenty years, which is consistent with the estimated lives of the underlying assets. The cost basis of investments accounted for under the equity method totaled $237.2 million and $215.3 million as of September 30, 1999 and December 31, 1998, respectively.

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 1999
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

     Summarized financial information for the nine and three months ended September 30, 1998 for the Company's equity method investees is presented below. Summarized financial information is not presented for Sprint PCS, Teleport Communications Group Inc. ("Teleport") or Birmingham Cable Corporation Limited and Cable London, PLC (together, the "UK Investees") as of or for the nine and three months ended September 30, 1999 as such investments are no longer accounted for under the equity method (dollars in millions):

                                                        Sprint                     UK
                                                          PCS      Teleport     Investees    Other      Combined
                                                       ---------   ---------    --------    --------    --------
     Nine months ended September 30, 1998:

       Combined Results of Operations
         Revenues, net...............................     $477.3      $605.8      $176.5      $584.1    $1,843.7
         Operating, selling, general and
           administrative expenses...................    1,300.0       558.7       136.0       613.5     2,608.2
         Depreciation and amortization...............      389.8       163.4        61.9        55.1       670.2
         Operating loss..............................   (1,212.5)     (116.3)      (21.4)      (84.5)   (1,434.7)
         Net loss (1)................................   (1,600.2)     (190.6)      (70.6)     (123.2)   (1,984.6)

       Company's Equity in Net Loss
         Equity in current period net loss...........    ($240.0)     ($27.2)     ($25.9)     ($47.2)    ($340.3)
         Amortization expense........................       (2.3)                   (0.5)       (2.3)       (5.1)
                                                       ---------   ---------    --------    --------    --------
           Total equity in net loss..................    ($242.3)     ($27.2)     ($26.4)     ($49.5)    ($345.4)
                                                       =========   =========    ========    ========    ========

     Three months ended September 30, 1998:

       Combined Results of Operations
         Revenues, net...............................     $192.3      $295.3       $60.4       $48.8      $596.8
         Operating, selling, general and
           administrative expenses...................      428.5       257.4        45.8        37.2       768.9
         Depreciation and amortization...............      151.4        66.3        21.1        11.6       250.4
         Operating loss..............................     (387.6)      (28.4)       (6.5)                 (422.5)
         Net loss (1)................................     (542.2)      (55.9)      (20.0)       (9.3)     (627.4)

       Company's Equity in Net Loss
         Equity in current period net loss...........     ($81.3)      ($7.5)      ($7.7)     ($10.1)    ($106.6)
         Amortization expense........................       (0.8)                   (0.2)       (1.0)       (2.0)
                                                       ---------   ---------    --------    --------    --------
           Total equity in net loss..................     ($82.1)      ($7.5)      ($7.9)     ($11.1)    ($108.6)
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

     Teleport. In April 1998 and November 1997, Teleport issued shares of its Class A Common Stock. As a result of the share issuances, the Company recognized a $157.8 million and $98.1 million increase in its proportionate share of Teleport's net assets as a gain from equity offering of affiliate for the nine and three months ended September 30, 1998, respectively. The Company recorded its proportionate share of Teleport's net assets one quarter in arrears. In July 1998, AT&T completed its merger with Teleport. Upon closing of the merger, the Company received 24.2 million shares of AT&T common stock in exchange (the "Exchange") for the 25.6 million shares of Teleport Class B Common Stock held by the Company. As a result of the Exchange, the Company recognized a pre-tax gain of $1.092 billion during the nine and three months ended September 30, 1998, representing the difference between

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 1999
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

     the fair value of the AT&T stock received and the Company's basis in Teleport. Such gain is included in investment income in the Company's condensed consolidated statement of operations and accumulated deficit. As of December 31, 1998, the Company has recorded its investment in AT&T at its estimated fair value.

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

     Fair Value Method
     The Company holds unrestricted equity investments in certain publicly traded companies, with an historical cost (including $1.999 billion of pre-tax gains recognized during 1998) of $2.714 billion and $2.555 billion as of September 30, 1999 and December 31, 1998, respectively. The Company has recorded these investments, which are classified as available for sale, at their estimated fair values of $7.711 billion and $4.170 billion as of September 30, 1999 and December 31, 1998, respectively. The unrealized pre-tax gains as of September 30, 1999 and December 31, 1998 of $4.997
     billion and $1.615 billion, respectively, have been reported in the Company's condensed consolidated balance sheet as a component of accumulated other comprehensive income, net of related deferred income tax expense of $1.749 billion and $565.1 million, respectively.

     Sales of NTL Common Stock
     During the three months ended September 30, 1999, the Company sold approximately 0.9 million shares of NTL common stock for total proceeds of $89.8 million and recognized a pre-tax gain of $50.1 million. Such gain is included in investment income in the Company's condensed consolidated statement of operations and accumulated deficit for the nine and three months ended September 30, 1999. In October and November 1999, the Company sold all of its remaining 4.9 million shares (as adjusted for NTL's 5-for-4 stock split in October 1999) of NTL common stock for total proceeds of $408.5 million. The Company expects to recognize a pre-tax gain of approximately $234.1 million on the October and November 1999 sales of NTL common stock.

     AT&T Acquisition of TCI
     In March 1999, AT&T merged with Tele-Communications, Inc. ("TCI") with AT&T as the surviving corporation (the "AT&T/TCI Merger"). Upon closing of the AT&T/TCI Merger, the Company received approximately 3.6 million shares (as adjusted for AT&T's 3-for-2 stock split in April 1999) of AT&T common stock in exchange for the approximately 3.1 million shares of TCI Class A Common Stock held by the Company and the Company received approximately 3.6 million shares of Class A Liberty Media Group ("New Liberty") Tracking Shares for the approximately 2.3 million shares of TCI Ventures Group, Inc. ("TCI Ventures") common stock and the approximately 2.4 million shares of Liberty Media Group ("Old Liberty") Class A Common Stock held by the Company. As a result of the exchange, the Company recognized a pre-tax gain of $187.6 million during the nine months ended September 30, 1999, representing the difference between the fair value of the stock received and the Company's basis in TCI and TCI Ventures. Such gain is included in investment income in the Company's condensed consolidated statement of operations and accumulated deficit for the nine months ended September 30, 1999.

     In March 1998, the Company sold call options relating to its unrestricted equity investments in TCI, TCI Ventures and Old Liberty common stock (together, the "TCI Stock") for $20.7 million. Such call options expire between March and November 1999. During the nine and three months ended September 30, 1999 and 1998, the Company recorded investment (expense) income of ($93.0) million, ($32.1) million, $7.8 million and $8.1 million, respectively, related to changes in the value of the call options and settlement of the TCI and TCI Ventures call options.

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 1999
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

     Impairment Losses
     During the nine months ended September 30, 1999, the Company recorded pre-tax losses of $35.5 million on certain of its investments based on a decline in value that was considered other than temporary. During the nine and three months ended September 30, 1998, the Company recorded pre-tax losses of $91.2 million on certain of its investments based on a decline in value that was considered other than temporary. Such losses are included in investment income in the Company's condensed consolidated statement of operations and accumulated deficit.

5.   LONG-TERM DEBT

     ZONES
     In November 1999, the Company issued approximately 8.1 million 2.0% Exchangeable Subordinated Debentures due 2029 (the "ZONES II") for gross proceeds of $657.1 million. In October 1999, the Company issued approximately 16.1 million 2.0% Exchangeable Subordinated Debentures due 2029 for gross proceeds of $1.15 billion (the "ZONES I", and together with the ZONES II, the "ZONES") resulting in combined proceeds of $1.807 billion. The ZONES II mature on November 15, 2029.The ZONES I mature on October 15, 2029. At maturity, holders of the ZONES are entitled to receive in cash an amount equal to the higher of (a) the principal amount of the ZONES, or (b) the market value of Sprint PCS stock. Prior to maturity, each ZONES is exchangeable at the holders option for an amount of cash equal to 95% of the market value of Sprint PCS stock.

     Prior to maturity, the Company may redeem all of the ZONES for cash at the higher of the original principal amount of ZONES or the then current market value of the Sprint PCS stock, plus, in either case, a per ZONES premium of
     (a) 4.5% if redeemed prior to the first anniversary of the ZONES issuance date, (b) 3.0% if redeemed prior to the second anniversary of the ZONES issuance date, (c) 1.5% if redeemed prior to the third anniversary of the ZONES issuance date, or (d) zero if redeemed on or after the third anniversary of the ZONES issuance date.

     Interest on the ZONES is payable quarterly (subject to deferral at the Company's option) equal to 2.0% per year of the original principal amount, plus the amount of the quarterly cash dividend paid on a share of Sprint PCS stock. The principal amount of the ZONES will be adjusted if Sprint PCS changes the dividend paid on its stock or if there are special distributions on or in respect of the Sprint PCS stock.

     The ZONES are unsecured,  subordinated obligations ranking equally with all
     of  the  Company's   existing  and  future   subordinated  debt  and  trade
     obligations.

     The ZONES are being accounted for as an indexed debt instrument since the maturity value is dependent upon the fair value of Sprint PCS stock. The Company's investment in Sprint PCS is accounted for as an "available for sale" security under SFAS No. 115, with changes in fair value being reflected in accumulated other comprehensive income (see Note 4).

     PHONES
     In March 1999, the Company issued 8.7 million 3.35% Exchangeable Extendable Subordinated Debentures due 2029 (the "PHONES") for gross proceeds of $718.3 million. At maturity, holders of the PHONES were entitled to receive in cash an amount equal to the higher of (a) the principal amount of the PHONES, or (b) the market value of AT&T common stock.

     In July 1999, the Company redeemed all $718.3 million principal amount of the PHONES. The Company redeemed the PHONES due to its transaction with AT&T in which it intends to use AT&T shares as consideration for the purchase of cable systems from AT&T in accordance with the AT&T Agreement (see Note 3). In connection with the PHONES redemption, the Company incurred debt extinguishment costs of $32.3 million and wrote-off unamortized debt acquisition costs of $14.9 million, resulting in an extraordinary loss, net of tax, of $30.7 million during the nine and three months ended September 30, 1999.

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 1999
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

     Interest Rates
     As of September 30, 1999 and December 31, 1998, the Company's effective weighted average interest rate on its long-term debt outstanding was 7.56% and 7.71%, respectively.

     Lines of Credit
     As of September 30, 1999, certain subsidiaries of the Company had unused lines of credit of $1.151 billion, $551.0 million of which is restricted by the covenants of the related debt agreements and to subsidiary general purposes and dividend declaration.

6.   STOCKHOLDERS' EQUITY

     Repurchase Program
     In September 1998, the Company announced that its board of directors had authorized a market repurchase program (the "Repurchase Program") pursuant to which the Company may purchase, in the open market or in private transactions up to $500.0 million of its outstanding common equity securities, subject to certain restrictions and market conditions. Based on the trade date for stock repurchases, during the nine and three months ended September 30, 1999 and 1998, the Company repurchased 1.0 million, 0.5 million, 0.6 million and 0.5 million shares, respectively, of its common stock pursuant to the Repurchase Program. As part of the Repurchase Program, in September 1998, the Company sold put options on 5.5 million shares of its Class A Special Common Stock. During the nine months ended September 30, 1999, put options covering all 5.5 million shares expired unexercised. Upon expiration, the Company reclassified $111.2 million, the amount it would have been obligated to pay to repurchase such shares had the put options been exercised, from common equity put options to additional capital in the Company's condensed consolidated balance sheet.

     Share Exchange
     During the three months ended September 30, 1999, the Company issued approximately 3.5 million shares of its Class A Special Common Stock in exchange for approximately 3.7 million shares of its Class A Common Stock. The Class A Common Stock was subsequently retired.

     Series A Preferred Stock Conversion
     In July 1999, the Company exercised its right to convert all 6,370 shares of its Series A Preferred Stock into approximately 2.7 million shares of its Class A Special Common Stock.

     Comprehensive Income
     Total comprehensive income for the nine and three months ended September 30, 1999 and 1998 was $3.436 billion, $749.5 million, $862.8 million and
     $760.0 million, respectively. Total comprehensive income includes net income, unrealized gains on marketable securities and foreign currency translation gains (losses) for the periods presented.

7.   STATEMENT OF CASH FLOWS - SUPPLEMENTAL INFORMATION

     The Company made cash payments for interest of $349.5 million, $274.8 million, $94.3 million and $67.4 million during the nine and three months ended September 30, 1999 and 1998, respectively.

     The Company made cash payments for income taxes of $143.7 million, $104.0 million, $31.2 million and $31.0 million during the nine and three months ended September 30, 1999 and 1998, respectively.

8.   COMMITMENTS AND CONTINGENCIES

     The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial position, results of operations or liquidity of the Company.

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 1999
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

9.   FINANCIAL DATA BY BUSINESS SEGMENT
     (Dollars in millions)

                                                                                             Corporate
                                                                       Cable     Electronic     and
                                                                  Communications  Retailing  Other (1)    Total
                                                                  --------------  ---------  ---------    -----
Nine Months Ended September 30, 1999
Revenues, net.....................................................    $2,127.1    $1,959.2     $291.3   $4,377.6
Operating income (loss) before depreciation and amortization (2)         980.7       377.1      (11.5)   1,346.3
Depreciation and amortization.....................................       722.6        86.7       49.6      858.9
Operating income (loss)...........................................       258.1       290.4      (61.1)     487.4
Interest expense..................................................       254.7        30.3      107.8      392.8
Capital expenditures..............................................       474.4        48.6       22.3      545.3

Three Months Ended September 30, 1999
Revenues, net.....................................................      $773.5      $677.1      $74.5   $1,525.1
Operating income (loss) before depreciation and amortization (2)         356.8       124.8      (17.7)     463.9
Depreciation and amortization.....................................       267.9        29.1       15.7      312.7
Operating income (loss)...........................................        88.9        95.7      (33.4)     151.2
Interest expense..................................................        95.7         9.7       32.7      138.1
Capital expenditures..............................................       184.4        23.5       11.0      218.9

As of September 30, 1999
Assets............................................................    $9,573.1    $2,276.7  $10,415.1  $22,264.9
Long-term debt, less current portion..............................     5,060.9       501.8    1,215.3    6,778.0

Nine Months Ended September 30, 1998
Revenues, net.....................................................    $1,681.2    $1,648.5     $368.6   $3,698.3
Operating income (loss) before depreciation and amortization (2)         802.5       291.6      (18.9)   1,075.2
Depreciation and amortization.....................................       495.1        97.0      116.8      708.9
Operating income (loss)...........................................       307.4       194.6     (135.7)     366.3
Interest expense..................................................       163.0        39.4      152.5      354.9
Capital expenditures..............................................       488.2        57.3       97.6      643.1

Three Months Ended September 30, 1998
Revenues, net.....................................................      $571.7      $573.9      $92.6   $1,238.2
Operating income (loss) before depreciation and amortization (2)         277.2       103.8       (7.7)     373.3
Depreciation and amortization.....................................       171.5        38.7       30.1      240.3
Operating income (loss)...........................................       105.7        65.1      (37.8)     133.0
Interest expense..................................................        55.1        13.0       49.6      117.7
Capital expenditures..............................................       194.5        15.6       30.8      240.9

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

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 1999
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONCLUDED
                                   (Unaudited)

(a) Operating income before depreciation and amortization is commonly referred to in the Company's businesses as "operating cash flow." Operating cash flow is a measure of a company's ability to generate cash to service its obligations, including debt service obligations, and to finance capital and other expenditures. In part due to the capital intensive nature of the Company's businesses and the resulting significant level of non-cash depreciation and amortization expense, operating cash flow is frequently used as one of the bases for comparing businesses in the Company's industries, although the Company's measure of operating cash flow may not be comparable to similarly titled measures of other companies. Operating cash flow is the primary basis used by the Company's management to measure the operating performance of its businesses. Operating cash flow does not purport to represent net income or net cash provided by operating activities, as those terms are defined under generally accepted accounting principles, and should not be considered as an alternative to such measurements as an indicator of the Company's performance.

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 1999

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

     In July 1999, we sold Comcast Cellular Corporation ("Comcast Cellular") to SBC Communications, Inc. for $361.1 million in cash and the assumption of $1.315 billion of Comcast Cellular debt. We recognized a gain in the third quarter of $355.9 million, net of income tax expense. The gain has been reflected as gain on disposal of discontinued operations in our condensed consolidated statement of operations and accumulated deficit.

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

     We believe that we will be able to meet our current and long-term liquidity and capital requirements, including fixed charges, principally through our cash flows from operating activities, existing cash, cash equivalents and short-term investments.

     Cash, Cash Equivalents and Short-term Investments

     We  have  traditionally   maintained   significant  levels  of  cash,  cash
equivalents and short-term investments to meet our short-term liquidity requirements. Our cash equivalents and short-term investments are recorded at fair value. Cash, cash equivalents and short-term investments as of September 30, 1999 were $6.236 billion. As of September 30, 1999, $409.6 million of our cash, cash equivalents and short-term investments is restricted to use by subsidiaries under contractual or other arrangements.

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

     As of September 30, 1999 and December 31, 1998, our long-term debt, including current portion, was $6.956 billion and $5.578 billion, respectively, of which 26.9% and 18.0%, respectively, was at variable rates.

     We have and may from time to time in the future, depending on certain factors including market conditions, make optional repayments on our debt obligations, which may include open market repurchases of our outstanding public notes and debentures.

     Equity Price Risk

     In November 1999, we issued approximately 8.1 million 2.0% Exchangeable Subordinated Debentures due 2029 (the "ZONES II") for gross proceeds of $657.1 million. In October 1999, we issued approximately 16.1 million 2.0% Exchangeable Subordinated Debentures due 2029 for gross proceeds of approximately $1.15 billion (the "ZONES I", and together with the ZONES II, the "ZONES") for combined proceeds of $1.807 billion. At maturity, holders of the ZONES are entitled to receive in cash an amount equal to the higher of (a) the principal amount of the ZONES, or (b) the market value of Sprint PCS stock. The ZONES are being accounted for as an indexed debt instrument since the maturity value is dependent upon the fair value of Sprint PCS stock.

     During the nine months ended September 30, 1999, we entered into cashless collar agreements (the "Equity Collars") covering $1.365 billion notional amount of investment securities accounted for at fair value. The

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 1999


Equity Collars limit our exposure to and benefits from price fluctuations in the underlying equity securities. The Equity Collars mature between 2001 and 2003. As we account for the Equity Collars as a hedge, changes in the value of the Equity Collars are substantially offset by changes in the value of the underlying investment securities which are also marked-to-market through accumulated other comprehensive income in our condensed consolidated balance sheet.

     Interest Rate Risk

     During the nine months ended September 30, 1999, we have entered into interest rate exchange agreements ("Swaps") with an aggregate notional amount of $300.0 million and as part of our acquisition of a controlling interest in Jones Intercable, Inc. ("Jones Intercable") (see Note 3 to our condensed consolidated financial statements included in Item 1), we acquired Swaps with an aggregate notional amount of $400.0 million. Swaps with an aggregate notional amount of $350.0 million either were terminated or expired during the nine months ended September 30, 1999. As of September 30, 1999, we have Swaps with an aggregate notional amount of $1.412 billion having an average pay rate of 6.30% and an average receive rate of 5.71%.

     Year 2000 Readiness Disclosure

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

     Based on an inventory conducted in 1997, we identified computer systems that required modification or replacement so that they will properly utilize dates beyond December 31, 1999. Many of our critical systems were new and were already Year 2000 compliant as a result of the recent rebuild of many of our cable communications systems. In addition, we have communicated with our significant software suppliers and service bureaus to determine their plans for remediating the Year 2000 Issue in their software which we use or rely upon.

     As of October 31, 1999, we are in the final stages of our Year 2000 program. We believe that all key systems are Year 2000 compliant. Other systems that required remediation are substantially complete. Further, contingency plans have been created for our key systems and operations. Additionally, in the majority of our operations, business continuity preparations are being implemented to create post-Year 2000 response teams to further mitigate Year 2000 risk.

     Through September 30, 1999, we have incurred approximately $13.5 million in connection with our Year 2000 remediation program. We estimate that we will incur between approximately $2.5 million to $8.5 million of additional expense through December 1999 in connection with our Year 2000 remediation program. Our estimate to complete the remediation plan includes the estimated time associated with mitigating the Year 2000 Issue for third party software. However, there can be no guarantee that the systems of other companies on which we rely will be converted on a timely basis, or that a failure to convert by another company would not have a material adverse effect on us.

     Our management will continue to periodically report the progress of our Year 2000 remediation program to the Audit Committee of our Board of Directors.

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 1999


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

                             -----------------------

Statement of Cash Flows

     Cash and cash equivalents increased $11.2 million as of September 30, 1999 from December 31, 1998. The increase in cash and cash equivalents resulted from cash flows from operating, financing and investing activities which are explained below.

     Net cash provided by operating activities from continuing operations amounted to $2.388 billion for the nine months ended September 30, 1999, due principally to the effects of the receipt of the $1.5 billion termination fee in May 1999 from MediaOne Group, Inc., our acquisition of a controlling interest in Jones Intercable in April 1999 (see Note 3 to our condensed consolidated financial statements included in Item 1), increases in our operating income before depreciation and amortization (see "Results of Operations") and changes in working capital as a result of the timing of receipts and disbursements.

     Net cash used in financing activities from continuing operations, which includes borrowings and repayments of debt, as well as the issuances and repurchases of our equity securities, was $216.2 million for the nine months ended September 30, 1999. During the nine months ended September 30, 1999, we borrowed $935.0 million, consisting primarily of $718.3 million of PHONES and $215.1 million under revolving lines of credit held by our subsidiaries. During the nine months ended September 30, 1999, we repaid $1.109 billion of our long-term debt, including $718.3 million of PHONES. In addition, during the nine months ended September 30, 1999, we had net repurchases of $15.4 million of our common stock and we paid cash dividends of $9.4 million on our common stock and Series A Preferred Stock. Deferred financing costs of $14.6 million were incurred during the nine months ended September 30, 1999 primarily in connection with the issuance of the PHONES.

     Net cash used in investing activities from continuing operations was $2.160 billion for the nine months ended September 30, 1999. Net cash used in investing activities includes acquisitions, net of cash acquired, of $755.2 million, consisting primarily of our acquisition of a controlling interest in Jones Intercable, investments of $272.2 million, a $733.5 million loan in the form of a 6% ten year convertible note we issued to Prime Communications LLC, capital expenditures of $545.3 million, additions to deferred charges of $155.8 million and net purchases of short-term investments of $206.2 million, offset by proceeds from sales of and distributions from investments of $146.7 million and the $361.1 million of proceeds from the sale of Comcast Cellular.

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 1999


Results of Operations

     Our summarized consolidated financial information for the nine and three months ended September 30, 1999 and 1998 is as follows (dollars in millions, "NM" denotes percentage is not meaningful):

                                                                  Nine Months Ended
                                                                    September 30,       Increase / (Decrease)
                                                                  1999        1998          $           %
                                                                ---------   ---------   ---------   ---------
Revenues.....................................................    $4,377.6    $3,698.3      $679.3        18.4%
Cost of goods sold from electronic retailing.................     1,181.1       997.6       183.5        18.4
Operating, selling, general and administrative expenses           1,850.2     1,625.5       224.7        13.8
                                                                ---------   ---------
Operating income before depreciation and amortization (1) ...     1,346.3     1,075.2       271.1        25.2
Depreciation.................................................       402.7       344.8        57.9        16.8
Amortization.................................................       456.2       364.1        92.1        25.3
                                                                ---------   ---------
Operating income.............................................       487.4       366.3       121.1        33.1
                                                                ---------   ---------
Interest expense.............................................       392.8       354.9        37.9        10.7
Investment income............................................      (229.1)   (1,021.0)     (791.9)      (77.6)
Equity in net (income) losses of affiliates..................        (0.9)      345.4      (346.3)         NM
Gain from equity offering of affiliate.......................                  (157.8)     (157.8)         NM
Other income.................................................    (1,433.6)       (8.1)    1,425.5          NM
Income tax expense...........................................       827.9       322.6       505.3          NM
Minority interest income.....................................       (18.2)      (44.4)      (26.2)      (59.0)
                                                                ---------   ---------
Income from continuing operations before
   extraordinary items.......................................      $948.5      $574.7      $373.8        65.0%
                                                                =========   =========


                                                                 Three Months Ended
                                                                    September 30,       Increase / (Decrease)
                                                                  1999        1998          $           %
                                                                ---------   ---------   ---------   ---------
Revenues.....................................................    $1,525.1    $1,238.2      $286.9        23.2%
Cost of goods sold from electronic retailing.................       411.8       345.2        66.6        19.3
Operating, selling, general and administrative expenses             649.4       519.7       129.7        25.0
                                                                ---------   ---------
Operating income before depreciation and amortization (1) ...       463.9       373.3        90.6        24.3
Depreciation.................................................       148.6       117.1        31.5        26.9
Amortization.................................................       164.1       123.2        40.9        33.2
                                                                ---------   ---------
Operating income.............................................       151.2       133.0        18.2        13.7
                                                                ---------   ---------
Interest expense.............................................       138.1       117.7        20.4        17.3
Investment income............................................      (101.1)   (1,022.9)     (921.8)      (90.1)
Equity in net (income) losses of affiliates..................        (2.5)      108.6      (111.1)         NM
Gain from equity offering of affiliate.......................                   (98.1)      (98.1)         NM
Other income.................................................        (2.7)       (3.9)       (1.2)      (30.8)
Income tax expense...........................................       104.2       313.2      (209.0)      (66.7)
Minority interest income.....................................        (5.4)       (5.2)        0.2         3.8
                                                                ---------   ---------
Income from continuing operations before
   extraordinary items.......................................       $20.6      $723.6     ($703.0)      (97.2%)
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

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 1999


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

     Cable Communications

     The  following   table   presents  the  operating   results  of  our  cable
communications segment (dollars in millions):


                                                                   Nine Months Ended
                                                                     September 30,              Increase
                                                                   1999        1998           $           %
                                                                 ---------   ---------    ---------    --------
Service income...............................................     $2,127.1    $1,681.2       $445.9        26.5%
Operating, selling, general and
     administrative expenses.................................      1,146.4       878.7        267.7        30.5
                                                                 ---------   ---------    ---------    --------
Operating income before depreciation
     and amortization (a)....................................       $980.7      $802.5       $178.2        22.2%
                                                                 =========   =========    =========    ========


                                                                  Three Months Ended
                                                                     September 30,              Increase
                                                                   1999        1998           $           %
                                                                 ---------   ---------    ---------    --------
Service income...............................................       $773.5      $571.7       $201.8        35.3%
Operating, selling, general and
     administrative expenses.................................        416.7       294.5        122.2        41.5
                                                                 ---------   ---------    ---------    --------
Operating income before depreciation
     and amortization (a)....................................       $356.8      $277.2        $79.6        28.7%
                                                                 =========   =========    =========    ========

---------------
(a) See footnote (1) on page 19.

     Of the respective $445.9 million and $201.8 million increases in service income for the nine and three month periods from 1998 to 1999, $295.3 million and $149.0 million are attributable to the effects of the acquisitions of cable communications systems, $18.1 million and $5.6 million are attributable to subscriber growth, $68.6 million and $21.5 million relate to changes in rates, $16.2 million and $5.6 million are attributable to growth in cable advertising sales and $47.7 million and $20.1 million relate to other product offerings (e.g., digital cable, high speed data services, etc.).

     Of the respective $267.7 million and $122.2 million increases in operating, selling, general and administrative expenses for the nine and three month periods from 1998 to 1999, $192.6 million and $90.0 million are attributable to the effects of the acquisitions of cable communications systems, $31.3 million and $11.0 million are attributable to increases in the costs of cable programming as a result of changes in rates, subscriber growth and additional channel offerings, $3.6 million and $1.4 million are attributable to growth in advertising sales and $40.2 million and $19.8 million result from increases in the cost of labor, other volume related expenses and costs associated with new product offerings. We anticipate that the cost of cable programming will increase in the future as cable programming rates increase and additional sources of cable programming become available.

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 1999


Electronic Retailing

     The following presents the operating results of our electronic retailing segment, consisting of the operations of QVC, Inc. and its subsidiaries ("QVC"), a majority owned and controlled subsidiary (dollars in millions):

                                                                   Nine Months Ended
                                                                     September 30,              Increase
                                                                   1999        1998           $           %
                                                                 ---------   ---------    ---------    --------
Net sales from electronic retailing..........................     $1,959.2    $1,648.5       $310.7        18.8%
Cost of goods sold from electronic retailing.................      1,181.1       997.6        183.5        18.4
Operating, selling, general and administrative
     expenses................................................        401.0       359.3         41.7        11.6
                                                                 ---------   ---------    ---------    --------
Operating income before depreciation
     and amortization (a)....................................       $377.1      $291.6        $85.5        29.3%
                                                                 =========   =========    =========    ========
Gross margin.................................................         39.7%       39.5%
                                                                 =========   =========


                                                                  Three Months Ended
                                                                     September 30,              Increase
                                                                   1999        1998           $           %
                                                                 ---------   ---------    ---------    --------
Net sales from electronic retailing..........................       $677.1      $573.9       $103.2        18.0%
Cost of goods sold from electronic retailing.................        411.8       345.2         66.6        19.3
Operating, selling, general and administrative
     expenses................................................        140.5       124.9         15.6        12.5
                                                                 ---------   ---------    ---------    --------
Operating income before depreciation
     and amortization (a)....................................       $124.8      $103.8        $21.0        20.2%
                                                                 =========   =========    =========    ========
Gross margin.................................................         39.2%       39.9%
                                                                 =========   =========

---------------
(a) See footnote (1) on page 19.

     The increase in net sales from electronic retailing of $310.7 million for the nine month period from 1998 to 1999 is due to the effects of 4.2%, 11.4% and 37.0% increases in the average number of homes receiving QVC services in the United States ("US"), United Kingdom ("UK") and Germany, respectively, and 9.0%, 9.9% and 92.2% increases in net sales per home in the US, UK and Germany, respectively. The increase in net sales from electronic retailing of $103.2 million for the three month period from 1998 to 1999 is due to the effects of 4.8%, 11.6% and 31.4% increases in the average number of homes receiving QVC services in the US, UK and Germany, respectively, and 7.9%, 6.0% and 81.5% increases in net sales per home in the US, UK and Germany, respectively.

     The increase in cost of goods sold is primarily related to the growth in net sales. The changes in gross margin are a result of a shift in sales mix.

     Of the respective $41.7 million and $15.6 million increases in operating, selling, general and administrative expenses for the nine and three month periods from 1998 to 1999, $27.0 million and $9.2 million are attributable to higher variable costs associated with the increase in sales volume. The remaining increases are attributable to higher personnel costs to support the increased sales volume in the US, UK and Germany.

                             -----------------------

     Consolidated Analysis

     The effects of our recent acquisitions, as well as increased levels of capital expenditures, were to increase our revenues and expenses resulting in increases in our operating income before depreciation and amortization. The increases in depreciation expense, amortization expense and interest expense for the nine and three month

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 1999


periods from 1998 to 1999 are primarily due to the effects of our acquisition of a controlling interest in Jones Intercable on April 7, 1999, offset in part by the effects of the sale of Comcast UK Cable Partners Limited ("Comcast UK Cable"), a consolidated subsidiary of ours, in October 1998. In addition, our equity in net losses of affiliates has decreased principally as a result of the restructuring of Sprint PCS in November 1998.

     Interest Expense

     The $37.9 million and $20.4 million increases in interest expense for the nine and three month periods from 1998 to 1999 are primarily due to the effects of our acquisition of a controlling interest in Jones Intercable and the issuance of the 6.20% nonrecourse notes issued by Comcast Cable Communications, Inc. ("Comcast Cable"), a wholly owned subsidiary of ours, in November 1998, offset in part by the effects of the sale of Comcast UK Cable in October 1998.

     We anticipate that, for the foreseeable future, interest expense will be a significant cost to us and will have a significant adverse effect on our ability to realize net earnings. We believe we will continue to be able to meet our obligations through our ability both to generate operating income before depreciation and amortization and to obtain external financing.

     Investment Income

     During the three months ended September 30, 1999, we sold approximately 0.9 million shares of NTL common stock for total proceeds of $89.8 million and recognized a pre-tax gain of $50.1 million. In October and November 1999, we sold all of our remaining 4.9 million shares (as adjusted for NTL's 5-for-4 stock split in October 1999) of NTL common stock for total proceeds of $408.5 million. As a result of these transactions, we expect to recognize a pre-tax gain of approximately $234.1 million in the fourth quarter.

     In March 1999, AT&T Corp ("AT&T") merged with Tele-Communications, Inc. ("TCI") with AT&T as the surviving corporation (the "AT&T/TCI Merger"). Upon closing of the AT&T/TCI Merger, we received approximately 3.6 million shares (as adjusted for AT&T's 3-for-2 stock split in April 1999) of AT&T common stock in exchange for the approximately 3.1 million shares of TCI Class A Common Stock held by us and we received approximately 3.6 million shares of Liberty Media Group ("New Liberty") Class A Tracking Shares for the approximately 2.3 million shares of TCI Ventures Group, Inc. ("TCI Ventures") common stock and the approximately 2.4 million shares of Liberty Media Group ("Old Liberty") Class A Common Stock held by us. As a result of the exchange, we recognized a pre-tax gain of $187.6 million during the nine months ended September 30, 1999, representing the difference between the fair value of the AT&T stock received and our basis in TCI and TCI Ventures.

     In March 1998, we sold call options relating to our unrestricted equity investments in TCI, TCI Ventures and Old Liberty common stock for $20.7 million. Such call options expire between March and November 1999. During the nine and three months ended September 30, 1999 and 1998, we recorded investment (expense) income of ($93.0) million, ($32.1) million, $7.8 million and $8.1 million, respectively, related to changes in the value of the call options and settlement of the TCI and TCI Ventures call options.

     In July 1998, AT&T completed its merger with Teleport Communications Group, Inc. ("Teleport"). Upon closing of the merger, we received 24.2 million shares of AT&T common stock in exchange (the "Exchange") for the 25.6 million shares of Teleport Class B Common Stock held by us. As a result of the Exchange, we recognized a pre-tax gain of $1.092 billion during the nine and three months ended September 30, 1998, representing the difference between the fair value of the AT&T stock received and our basis in Teleport. Such gain is included in investment income in our condensed consolidated statement of operations and accumulated deficit.

     During the nine months ended September 30, 1999, we recorded pre-tax losses of $35.5 million on certain of our investments based on a decline in value that was considered other than temporary. During the nine and three months ended September 30, 1998, we recorded pre-tax losses of $91.2 million on certain of our investments based on a decline in value that was considered other than temporary.

     Gain From Equity Offering of Affiliate

     In April 1998 and November 1997, Teleport issued shares of its Class A Common Stock. As a result of the stock issuances, we recognized a $157.8 million and $98.1 million increase in our proportionate share of Teleport's net assets as a gain from equity offering of affiliate for the nine and three months ended September 30, 1998, respectively. We recorded our

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 1999


proportionate share of Teleport's net losses one quarter in arrears.

     Other Income

     The $1.426 billion increase in other income for the nine month period from 1998 to 1999 is primarily attributable to the receipt of the $1.5 billion MediaOne termination fee, net of transaction costs, in May 1999.

     Income Tax Expense

     The $505.3 million increase and $209.0 million decrease in income tax expense for the nine and three month periods from 1998 to 1999, respectively, are primarily the result of the effects of changes in our income before taxes and minority interest, and non-deductible foreign losses and non-deductible equity in net losses of affiliates.

     Minority Interest Income

     The $26.2 million decrease and $0.2 million increase in minority interest income for the nine and three month periods from 1998 to 1999 are attributable to the effects of our acquisition of a controlling interest in Jones Intercable in April 1999, the sale of Comcast UK Cable in October 1998 and to changes in the net income or loss of our other less than 100% owned consolidated subsidiaries.

     For the nine and three months ended September 30, 1999 and 1998, our earnings from continuing operations (income from continuing operations plus income tax expense, equity in net losses of affiliates, fixed charges (interest expense) and extraordinary items) were $2.168 billion, $1.598 billion, $260.4 million and $1.263 billion, respectively. Such earnings were adequate to cover our fixed charges of $392.8 million, $354.9 million, $138.1 million and $117.7 million for the nine and three months ended September 30, 1999 and 1998, respectively. Fixed charges include non-cash interest expense of $2.3 million, $37.3 million, $0.5 million and $11.3 million for the nine and three months ended September 30, 1999 and 1998, respectively.

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

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 1999


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


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits required to be filed by Item 601 of Regulation S-K:

          27.1 Financial Data Schedule.

     (b)  Reports on Form 8-K:

          (i) We filed a Current Report on Form 8-K under Item 5 on July 22, 1999 relating to our announcement that we had completed the sale of our indirect wholly owned subsidiary, Comcast Cellular Corporation to SBC Communications, Inc.

          (ii) We filed a Current Report on Form 8-K under Item 5 on August 11, 1999 relating to our announcement that we plan to commence an offer to exchange 1.4 shares of our Class A Special Common Stock for each share of Class A Common Stock or Common Stock of Jones Intercable, Inc. for up to 79% of the combined number of shares of Jones Intercable, Inc. Class A Common Stock and Common Stock outstanding.

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 1999

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        COMCAST CORPORATION
                                        -------------------------------------






                                        /S/ LAWRENCE S. SMITH
                                        -------------------------------------
                                        Lawrence S. Smith
                                        Executive Vice President
                                        (Principal Accounting Officer)



Date: November 15, 1999