Form 10-K
period 1999-12-31
COMCAST CORP
filed 2000-03-01
CIK 22301

================================================================================

                                    FORM 10-K
                         ------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
     (Mark One)
          [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
               FOR THE FISCAL YEAR ENDED
                                DECEMBER 31, 1999
                                       OR
          [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934
               FOR THE TRANSITION PERIOD FROM ___________ TO ____________

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

       Registrant's telephone number, including area code: (215) 665-1700
                        --------------------------------
           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                      NONE
                        ---------------------------------
           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                      Class A Common Stock, $1.00 par value
                      Class A Special Common Stock, $1.00 par value
                          ----------------------------
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
            Yes [X]                               No [  ]
                        --------------------------------
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to
this Form 10-K.                                                            [  ]
                           --------------------------
As of December 31, 1999, the aggregate market value of the Class A Common Stock and Class A Special Common Stock held by non-affiliates of the Registrant was $1.195 billion and $35.620 billion, respectively.
                           --------------------------
As of December 31, 1999, there were 716,442,482 shares of Class A Special Common Stock, 25,993,380 shares of Class A Common Stock and 9,444,375 shares of Class B Common Stock outstanding.
                           --------------------------
                       DOCUMENTS INCORPORATED BY REFERENCE
Part III - The Registrant's definitive Proxy Statement for its Annual Meeting of Shareholders presently scheduled to be held in June 2000.
================================================================================

                               COMCAST CORPORATION
                          1999 FORM 10-K ANNUAL REPORT
                                TABLE OF CONTENTS
                                     PART I
Item 1  Business..............................................................1
Item 2  Properties...........................................................16
Item 3  Legal Proceedings....................................................16
Item 4  Submission of Matters to a Vote of Security Holders..................16
Item 4A Executive Officers of the Registrant.................................16

                                     PART II
Item 5  Market for the Registrant's Common Equity and
          Related Stockholder Matters........................................18
Item 6  Selected Financial Data..............................................19
Item 7  Management's Discussion and Analysis of Financial Condition
          and Results of Operations..........................................21
Item 8  Financial Statements and Supplementary Data..........................30
Item 9  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...........................................63

                                    PART III
Item 10 Directors and Executive Officers of the Registrant...................63
Item 11 Executive Compensation...............................................63
Item 12 Security Ownership of Certain Beneficial Owners and Management.......63
Item 13 Certain Relationships and Related Transactions.......................63

                                     PART IV
Item 14 Exhibits, Financial Statement Schedules and Reports on Form 8-K......64
SIGNATURES...................................................................68
                           --------------------------
      This Annual Report on Form 10-K is for the year ending December 31, 1999. This Annual Report modifies and supersedes documents filed prior to this Annual Report. The SEC allows us to "incorporate by reference" information that we file with them, which means that we can disclose important information to you by referring you directly to those documents. Information incorporated by reference is considered to be part of this Annual Report. In addition, information that we file with the SEC in the future will automatically update and supersede information contained in this Annual Report. In this Annual Report, "Comcast," "we," "us" and "our" refer to Comcast Corporation and its subsidiaries.

      You should carefully review the information contained in this Annual Report, but should particularly consider any risk factors that we set forth in this Annual Report and in other reports or documents that we file from time to time with the SEC. In this Annual Report, we state our beliefs of future events and of our future financial performance. In some cases, you can identify those so-called "forward-looking statements" by words such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," or "continue" or the negative of those words and other comparable words. You should be aware that those statements are only our predictions. Actual events or results may differ materially. In evaluating those statements, you should specifically consider various factors, including the risks outlined below. Those factors may cause our actual results to differ materially from any of our forward-looking statements.

Factors Affecting Future Operations

      We have in the past acquired and we will be acquiring cable communications systems in new communities in which we do not have established relationships with the franchising authority, community leaders and cable subscribers. Further, a substantial number of new employees must be integrated into our business practices and operations. Our results of operations may be significantly affected by our ability to efficiently and effectively manage these changes.

      In addition, the cable communications industry and the provision of programming content may be affected by, among other things:

      o     changes in laws and regulations,
      o     changes in the competitive environment,
      o     changes in technology,
      o     franchise related matters,
      o market conditions that may adversely affect the availability of debt and equity financing for working capital, capital expenditures or other purposes,
      o demand for the programming content we distribute or the willingness of other video program distributors to carry our content, and
      o     general economic conditions.

                                     PART I

ITEM 1    BUSINESS

      We are principally involved in three lines of business:

      o Cable-through the development, management and operation of broadband communications networks,
      o     Commerce-through QVC, our electronic retail- ing subsidiary, and
      o Content-through our consolidated subsidiaries Comcast-Spectacor, Comcast SportsNet and E! Entertainment Television, and through our other programming investments, including The Golf Channel, Speedvision and Outdoor Life.

      We are currently the third largest cable operator in the United States and are in the process of deploying digital video applications and high-speed
Internet access service to expand the products available on our cable communications networks.

      Our consolidated cable operations served 5.7 million subscribers and passed 9.5 million homes in the United States as of December 31, 1999. In January 2000, we acquired Lenfest Communications, Inc., a cable communications company serving 1.3 million subscribers. We have entered into a series of transactions whereby we will acquire, subject to receipt of necessary regulatory and other approvals, 1.2 million cable subscribers over the next twelve months. Upon completion of these pending transactions, we will serve 8.2 million subscribers.

      Through QVC, we market a wide variety of products directly to consumers primarily on merchandise-focused television programs. As of December 31, 1999, QVC was available, on a full and part-time basis, to over 72 million homes in the United States, over 8 million homes in the United Kingdom and Ireland and over 17 million homes in Germany.

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

                  FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

      You should see Note 10 to our consolidated financial statements in Item 8 of this Annual Report for information about our operations by industry segment.

                      GENERAL DEVELOPMENTS OF OUR BUSINESS

      We entered into a number of significant transactions in 1999 which have or are expected to close in 2000. We have summarized these transactions below and have more fully described them in Note 3 to our consolidated financial statements in Item 8 of this Annual Report.

Pending Transactions as of December 31, 1999

      Acquisition of Lenfest Communications, Inc.

      In  January  2000,  we  acquired  Lenfest  Communications,  Inc.,  a cable communications company serving 1.3 million subscribers primarily in the Philadelphia area from AT&T Corp. and the Lenfest stockholders for 121.4 million shares of our Class A Special Common Stock with a value of $6.077 billion. In connection with the acquisition, we assumed $1.777 billion of debt.

      Acquisition of CalPERS' Interest in Jointly Owned Cable Properties

      In February 2000, we acquired the California Public Employees Retirement System's 45% interest in Comcast MHCP Holdings, L.L.C., a 55% owned consolidated subsidiary of ours which serves 642,000 cable subscribers in Michigan, New Jersey and Florida pursuant to an agreement entered into in December 1999. In February 2000, the acquisition closed and, as a result, we now own 100% of Comcast MHCP. The consideration was $750.0 million in cash.

      Jones Intercable Agreement

      In April 1999, we acquired a controlling interest in Jones Intercable, Inc., a cable communications company serving 1.1 million subscribers, through our purchase of 12.8 million shares of Jones Intercable Class A Common Stock and
2.9 million shares of Jones Intercable Common Stock for $706.3 million in cash. In connection with the acquisition, we assumed $1.499 billion of Jones Intercable debt. In June 1999, we acquired an additional 1.0 million shares of Jones Intercable Class A Common Stock for $50.0 million in cash through a private transaction. We have consolidated the operating results of Jones Intercable since April 1999.

      In December 1999, we entered into a merger agreement with Jones Intercable to acquire all of the remaining shares of Jones Intercable not currently owned by us. Under the terms of the merger agreement, Jones Intercable shareholders will receive 1.4 shares of our Class A Special Common Stock for each share of Jones Intercable Class A Common Stock and Common Stock. As a result of the merger, we will own 100% of Jones Intercable. We expect that the merger, which is subject to shareholder approval, will close in the first quarter of 2000.

      Time Warner Agreement

      In November 1999, we entered into an agreement to exchange certain of our cable communications systems with Time Warner Cable, a division of Time Warner Entertainment Company, L.P. Under the terms of the agreement, we will receive cable communications systems serving 120,000 subscribers. In exchange, Time Warner will receive systems that we currently own serving 133,000 subscribers. At closing, Time Warner will pay us an equalizing payment of $31.2 million, reflecting the agreed upon difference in fair value of the Time Warner assets and our assets to be exchanged, subject to adjustment. The transaction is subject to customary closing conditions and regulatory approvals and is expected to close in the second quarter of 2000.

      Prime Communications Agreement

      In December 1998, we agreed to invest in Prime Communications LLC, a cable communications company serving 430,000 subscribers. Pursuant to the terms of this agreement, in December 1998 we acquired from Prime a $50.0 million 12.75% subordinated note due 2008 issued by Prime. In July 1999, we made a loan to Prime in the form of a $733.5 million 6% ten year note, convertible into 90% of the equity of Prime. In November 1999, we made an additional $20.0 million loan to Prime (on the same terms as the original loan), and delivered a notice of our intention to convert the 6% note. The note will be converted upon receipt of customary closing conditions and regulatory approvals, which are expected to be obtained in the second quarter of 2000. The owners of Prime have agreed that at the time of conversion, they will sell their remaining 10% equity interest in Prime to us for $82.0 million, plus accrued interest from July 1999 at 7% per annum. As a result, we would then own 100% of Prime and assume management control of Prime's operations. Upon closing, we will assume $550 million of Prime's debt.

      AT&T Agreement

      In May 1999, we entered into an agreement with AT&T to exchange various cable communications systems. Under the terms of the agreement, we will receive cable communications systems serving 1.5 million subscribers. In exchange, AT&T will receive systems that we currently own or will acquire serving 750,000 subscribers. At closing, we will pay AT&T an equalizing payment of approximately $3.4 billion (subject to adjustment based on the actual number of net subscribers acquired and the per subscriber price of certain subscribers) for the 750,000 net subscribers to be acquired as a result of the exchanges. We will pay for the net subscribers acquired in connection with the exchanges with shares of AT&T common stock that we currently own or may acquire and other securities or assets which would permit the exchanges to be tax-free to the maximum extent possible. The agreed upon value of any AT&T common stock used in the exchange that was owned by us at the time of the agreement is $54.41 per share.

      Under the terms of the agreement, we also agreed to offer AT&T-branded residential wireline telephony in our cable communications system markets, provided AT&T has concluded separate residential telephony agreements with at least two other non-AT&T affiliated multi-system cable operators. AT&T has agreed to grant us the most favorable terms AT&T has reached with any of those or other multi-system cable operators.

      The majority of the system exchanges are contingent upon the completion of AT&T's acquisition of MediaOne Group, Inc., which is expected to close in 2000, subject to customary closing conditions and regulatory approvals.

      Adelphia Agreement

      In May 1999, we entered into an agreement to exchange certain cable communications systems with Adelphia Communications. Under the terms of the agreement, we will receive cable communications systems serving 464,000 subscribers from Adelphia. In exchange, Adelphia will receive cable communications systems currently owned by us serving 440,000 subscribers. All of the systems involved in the systems exchanges will be valued based upon independent appraisals with any difference in relative value to be funded with cash or additional cable communications systems. The transaction is subject to customary closing conditions and regulatory approvals and is expected to close in the third quarter of 2000.

Completed Transactions During 1999

      MediaOne Group, Inc. Agreement

      In March 1999, we entered into an Agreement and Plan of Merger with MediaOne pursuant to which MediaOne was to be merged with us. Under the terms of that agreement, MediaOne could terminate the agreement under certain conditions, provided that it pay us a termination fee of $1.5 billion in cash. In April 1999, AT&T submitted an offer to purchase MediaOne. In May 1999, the MediaOne board of directors notified us that it had determined that the AT&T offer was superior to our offer. MediaOne then terminated the agreement and paid us the termination fee.

      Sale of Comcast Cellular Corporation

      In July 1999, we sold Comcast Cellular Corporation to SBC Communications, Inc. for $361.1 million in cash and the assumption of $1.315 billion of Comcast Cellular debt. We recognized a gain on the sale of $355.9 million, net of income tax expense.
                          DESCRIPTION OF OUR BUSINESSES

Cable Communications

      Technology and Capital Improvements

      Our cable communications networks receive signals by means of:

      o     special antennae,
      o     microwave relay systems,
      o     earth stations, and
      o     coaxial and fiber optic cables.

      These networks distribute a variety of video, telecommunications and data services to residential and commercial subscribers.

      As of December 31, 1999, 81% of our cable subscribers were served by a system with a capacity of at least 550-MHz and 60% of our cable subscribers were served by a system with a capacity of at least 750-MHz. We are deploying fiber optic cable and upgrading the technical quality of our cable communications networks. As a result, the reliability and capacity of our systems have increased, aiding in the delivery of additional video programming and other services such as enhanced digital video, high-speed Internet access service and, potentially, telephony.

      We will incur significant capital expenditures in the future for the upgrading and rebuilding of the cable communications systems to be acquired by us as a result of our acquisition of Lenfest Communications, our pending acquisition of Prime Communications and the pending system exchanges with AT&T, Time Warner and Adelphia.

      Franchises

      Cable communications systems are constructed and operated under non-exclusive franchises granted by state or local governmental authorities and are subject to federal, state and local legislation and regulation. Franchises typically contain many conditions which may include:

      o     rate and service conditions,
      o     construction schedules,
      o types of programming and provision of services to schools and other public institutions, and
      o     insurance and indemnity bond requirements.

      Our franchises typically provide for periodic payment of fees to franchising authorities of up to 5% of "revenues" (as defined by each franchise agreement). We normally pass those fees on to subscribers. In many cases, we need the consent of the franchising authority to transfer our franchises. The franchises are granted for varying lengths of time.

      Although franchises historically have been renewed, renewals may include less favorable terms and conditions. Under existing law, franchises should continue to be renewed for companies that have provided adequate service and have complied generally with franchise terms. The franchising authority may choose to award additional franchises to competing companies at any time. As of January 31, 2000, we have 1,465 franchises in the United States, including 381 franchises acquired from Lenfest Communications.

      Revenue Sources

      We receive the majority of our revenues from subscription services. Subscribers typically pay us on a monthly basis and generally may discontinue services at any time. Monthly subscription rates and related charges vary according to the type of service selected and the type of equipment used by subscribers. Packages of programming services offered to subscribers may consist of:
      o     national television networks,

      o local and distant independent, specialty and educational television stations,
      o     satellite-delivered programming,
      o     locally originated programs,
      o     audio programming, and
      o     electronic retailing programs.


      We also offer, for an additional monthly fee, premium services, such as:

      o     Home Box Office(R),
      o     Cinemax(R),
      o     Showtime(R),
      o     The Movie Channel(TM), and
      o     Encore(R).

      These premium services generally offer, without commercial interruption, feature motion pictures, live and taped sporting events, concerts and other special features. The charge for premium services depends upon the type and level of service selected by the subscriber.

      We also generate revenues from advertising sales, pay-per-view services, installation services, commissions from electronic retailing and other services. We generate revenues from the sale of advertising time to local, regional and national advertisers on non-broadcast channels. Pay-per-view services permit a subscriber to order, for a separate fee, individual feature motion pictures and special event programs, such as professional boxing, professional wrestling and concerts.

      During 1999, we made our digital cable service available to over 80% of our subscribers. As of December 31, 1999, more than 515,000 subscribers were receiving our digital cable service for an additional monthly fee. Digital cable service allows us to use digital compression to substantially increase the capacity of our cable communications systems, as well as to improve picture quality.

      We market Excite@Home's high-speed cable modem services as Comcast@Home in areas served by certain of our cable communications systems. Residential subscribers can connect their personal computers via cable modems to a high-speed national network developed and managed by Excite@Home. Subscribers can then access online information, including the Internet, at faster speeds than that of conventional modems. Through Excite@Home, we also provide businesses with Internet connectivity solutions and networked business applications. Together with Excite@Home, we provide national and local content, sell advertising to businesses and provide services to residential subscribers. As of December 31, 1999, the Comcast@Home service was available to over 3.2 million homes in 14 markets and served 142,000 subscribers.

      Our sales efforts are primarily directed toward increasing the number of subscribers we serve and generating incremental revenues in our franchise areas. We sell our cable communications services through:

      o     telemarketing,
      o     direct mail advertising,
      o     door-to-door selling, and
      o     local media advertising.

      Programming

      We generally pay either a monthly fee per subscriber per channel or a percentage of certain revenues for programming. Our programming costs are increased by:

      o     increases in the number of subscribers,
      o     expansion of the number of channels provided to customers, and
      o     increases in contract rates from programming suppliers.

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

      Customer Service

      We manage most of our cable communications systems in geographic clusters. Clustering improves our ability to sell advertising, enhances our ability to efficiently introduce and market new products, and allows us to more efficiently and effectively provide customer service and support. As part of our clustering strategy, we have recently consolidated our local customer service operations into large regional call centers. These regional call centers have technologically advanced telephone systems that provide 24-hour per day, 7-day per week call answering capability, telemarketing and other services. We have 10 call centers in operation as of December 31, 1999 which serve approximately 2.5 million subscribers. Subscribers in our remaining cable communications systems receive customer service primarily through our local, system-based representatives.

      Our Cable Communications Systems

      The table below summarizes certain subscriber information for our cable communications systems as of December 31 (homes and subscribers in thousands):

                                                                          1999(8)      1998        1997       1996(8)     1995
                                                                        -----------  -------    ---------    --------    -------
Basic Cable
      Homes Passed (1)..................................................    9,522       7,382       7,138       6,975     5,570
      Subscribers (2)...................................................    5,720       4,511       4,366       4,280     3,407
      Penetration (3)...................................................     60.1%       61.1%       61.2%       61.4%     61.2%
Digital Cable
      "Digital Ready" Subscribers (4)...................................    4,637       1,570
      Subscribers.......................................................      515          78
      Penetration (5)...................................................     11.1%        5.0%
Comcast@Home
      "Modem Ready" Homes Passed (6)....................................    3,259       1,804         866
      Subscribers.......................................................      142          51          10
      "Modem Ready" Penetration (7).....................................      4.4%        2.8%        1.2%

---------------
(1) A home is "passed" if we can connect it to our distribution system without further extending the transmission lines.
(2) A dwelling with one or more television sets connected to a system counts as one basic cable subscriber.
(3) Basic cable penetration means the number of basic cable subscribers as a percentage of basic cable homes passed.
(4) A subscriber is "digital ready" if the subscriber is in a market where we have launched our digital cable service.
(5) Digital cable penetration means the number of digital cable subscribers as a percentage of "digital ready" subscribers.
(6) A home passed is "modem ready" if we can connect it to our internet service connection system without further extending the transmission lines.
(7) "Modem ready" penetration means the number of Comcast@Home customers as a percentage of "modem ready" homes passed.
(8) In November 1996, we acquired the cable operations of The E.W. Scripps Company. In April 1999, we acquired a controlling interest in Jones Intercable, Inc.

                      ------------------------------------

      Competition

      Our cable communications systems compete with a number of different sources which provide news, information and entertainment programming to consumers, including:

      o local television broadcast stations that provide off-air programming which can be received using a roof-top antenna and television set,
      o program distributors that transmit satellite signals containing video programming, data and other information to receiving dishes of varying sizes located on the subscriber's premises,
      o satellite master antenna television systems, commonly known as SMATV, which generally serve condominiums, apartment and office complexes and residential developments,
      o multichannel, multipoint distribution service operators, commonly known as MMDS or wireless cable operators, which use low-power microwave frequencies to transmit video programming and other information over-the-air to subscribers,
      o other cable operators who build and operate cable systems in the same communities that we serve, commonly known as overbuilders,
      o     interactive online computer services,
      o     newspapers, magazines and book stores,
      o     movie theaters,
      o     live concerts and sporting events, and
      o     home video products.

      In order to compete effectively, we strive to provide, at a reasonable price to subscribers:

      o     superior technical performance,
      o     superior customer service,
      o     a greater variety of video programming, and
      o new products such as digital cable and cable modem Internet access and potential products such as telephony.

      Federal law allows local telephone companies to provide, directly to subscribers, a wide variety of services that are competitive with our cable communications services. Some local telephone companies:

      o provide video services within and outside their telephone service areas through a variety of methods, including cable networks, satellite program distribution and wireless transmission facilities, and/or
      o have announced plans to construct and operate cable communications systems in various states.

      A local telephone company, Ameritech, has obtained cable franchises in communities in Michigan that we also serve. It competes directly with us in these areas by providing video and other cable communications services to subscribers. New facilities-based competitors such as RCN Corporation and Knology Holdings, Inc. are now offering cable and related communications services in various areas where we hold franchises. We anticipate that facilities-based competitors will develop in other franchise areas we serve.

      Local telephone companies and other businesses construct and operate communications facilities that provide access to the Internet and distribute interactive computer-based services, data and other non-video services to homes and businesses. These competitors are not required, in certain circumstances, to comply with some of the material obligations imposed upon our cable communications systems under our franchises. We are unable to predict the likelihood of success of competing video or cable service ventures by local telephone companies or other businesses. Nor can we predict the impact these competitive ventures might have on our business and operations.

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

      In the past few years, Congress has enacted legislation and the Federal Communications Commission, commonly known as the FCC, has adopted regulatory policies intended to provide a more favorable operating environment for existing and new technologies that provide, or have the potential to provide, substantial competition to our cable communications systems. These technologies include direct broadcast satellite service, commonly known as DBS, among others. According to recent government and industry reports, conventional, medium and high-power satellites currently provide video programming to over 13.1 million individual households, condominiums, apartment and office complexes in the United States. DBS providers with high-power satellites typically offer to their subscribers more than 300 channels of programming, including program services similar to those provided by cable communications systems.

      DBS service can be received virtually anywhere in the continental United States through the installation of a small roof top or side-mounted antenna. DBS systems use video compression technology to increase channel capacity and digital technology to improve the quality of the signals transmitted to their subscribers. Our digital cable service is competitive with the programming, channel capacity and the digital quality of signals delivered to subscribers by DBS systems. We are and will continue to deploy digital cable service in the communities that we serve.

      Two major companies, DirecTV and Echostar, are currently offering nationwide high-power DBS services. Recently enacted federal legislation establishes, among other things, a permanent compulsory copyright license that permits satellite carriers to retransmit local broadcast television signals to subscribers who reside inside the local television station's market. These companies have already begun transmitting local broadcast signals in certain major televison markets and have announced their intention to expand this local television broadcast retransmission service to other domestic markets. With this legislation, satellite carriers become more competitive to cable communications system operators like us because they are now able to offer programming which more closely resembles what we offer. We are unable to predict the effects this legislation and these competitive developments might have on our business and operations.

      Our cable communications systems also compete for subscribers with SMATV systems. SMATV system operators typically are not subject to regulation like local franchised cable communications system operators. SMATV systems offer subscribers both improved reception of local television stations and many of the same satellite-delivered programming services offered by franchised cable communications systems. In addition, some SMATV operators are developing and/or offering packages of telephony, data and video services to private residential and commercial developments. SMATV system operators often enter into exclusive service agreements with building owners or homeowners' associations, although some states have enacted laws to provide cable communications systems access to these complexes. Courts have reviewed challenges to these laws and have reached varying results. Our ability to compete for subscribers in residential and commercial developments served by SMATV system operators is uncertain. However, we are developing competitive packages of services (video, data and telephony) to offer to these residential and commercial developments.

      Cable communications systems also compete with MMDS or wireless cable systems, which are authorized to operate in areas served by our cable communications systems. The FCC recently amended its regulations to provide flexibility to wireless system operators to employ digital technology in delivering two-way communications services, including high-speed Internet access. Federal law significantly limits certain local restrictions on the use of roof-top, satellite and microwave antennae to receive satellite programming and over-the-air broadcasting services.

      Many of our cable communications systems are currently offering, or plan to offer, interactive online computer services to subscribers. These systems will compete with a number of other companies, many of whom have substantial resources, such as:

      o     existing Internet service providers, commonly known as ISPs,
      o     local telephone companies, and
      o     long distance telephone companies.

      Recently, a number of companies, including telephone companies and ISP's, have asked local, state and federal governments to mandate that cable communications systems operators provide capacity on their cable infrastructure so that these companies and others may deliver Internet services directly to customers over cable facilities. In response, several local jurisdictions attempted to impose these capacity obligations on several cable communications operators. Various cable communications companies, including us, have initiated litigation challenging these municipal requirements. In addition, two antitrust lawsuits have been filed in federal courts alleging that we and other cable communications companies have improperly refused to allow our cable facilities to be used by certain ISPs to serve their customers. Franchise renewals and transfers could become more difficult depending upon the outcome of this issue. In a 1999 report to Congress, the FCC declined to institute an administrative proceeding to examine this issue. It is expected that the FCC, Congress, and state and local regulatory authorities will continue to consider actions in this area.

      The deployment of Digital Subscriber Line technology, known as DSL, allows Internet access to subscribers at data transmission speeds equal to or greater than that of modems over conventional telephone lines. Numerous companies, including telephone companies, have introduced DSL service and certain telephone companies are seeking to provide high-speed broadband services, including interactive online services, without regard to present service boundaries and other regulatory restrictions. We are unable to predict the likelihood of success of competing online services offered by our competitors or what impact these competitive ventures may have on our business and operations.

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

Commerce

      QVC is a domestic and international electronic media general merchandise retailer which produces and distributes merchandise-focused television programs, via satellite, to affiliated video program distributors for retransmission to subscribers. At QVC, program hosts describe and demonstrate the products and viewers place orders directly with QVC. We own 57% of QVC.

      Revenue Sources

      QVC sells a variety of consumer products and accessories including jewelry, housewares, electronics, apparel and accessories, collectibles, toys and cosmetics. QVC purchases, or obtains on consignment, products from domestic and foreign manufacturers and wholesalers, often on favorable terms based on the volume of the transactions. QVC intends to continue introducing new products and product lines. QVC does not depend upon any one particular supplier for any significant portion of its inventory.

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

      Distribution Channels

      In the United States, QVC is transmitted live 24 hours a day, 7 days a week, to 60.6 million cable television homes. An additional 1.3 million cable television homes receive QVC on a less than full time basis and 11.9 million home satellite dish users receive QVC programming. The QVC program schedule consists of one-hour and multi-hour program segments. Each program theme is devoted to a particular category of product or lifestyle. From time to time, special program segments are devoted to merchandise associated with a particular celebrity, event, geographical region or seasonal interest.

      QVC sells products over electronic media in Germany, the United Kingdom and Ireland. In the UK and Ireland, this service currently reaches over 8 million cable television and home satellite dish-served homes. In Germany, this service currently is available to over 17 million cable television and home satellite dish-served homes. However, we estimate that only 7 million homes in Germany have programmed their television sets to receive this service.

      QVC also offers an interactive shopping service, iQVC, on the Internet. The iQVC service offers a diverse array of merchandise, on-line, 24 hours a day, 7 days a week. iQVC also maintains a mailing list which e-mails product news to subscribers.

      QVC Transmission

      A transponder on a communications satellite transmits the QVC domestic signal. QVC subleases transponders for the transmission of its signals to the UK and Germany and has made arrangements for redundant coverage through other satellites in case of a failure. QVC has never had an interruption in programming due to transponder failure. We cannot offer assurances that there will not be an interruption or termination of satellite transmission due to transponder failure. Interruption or termination could have a material adverse effect on QVC's future results of operations.

      Program Distributors

      We have entered into affiliation agreements with video program distributors in the US to carry QVC programming. Generally, there are no additional charges to subscribers for the distribution of QVC. In return for carrying QVC, each programming distributor receives an allocated portion, based upon market share, of up to five percent of the net sales of merchandise sold to customers located in the programming distributor's service area. The terms of most affiliation agreements are automatically renewable for one-year terms unless terminated by either party on at least 90 days notice prior to the end of the term. Most of the affiliation agreements provide for the programming distributor to broadcast commercials regarding QVC on other channels and to distribute QVC's advertising material to subscribers. As of December 31, 1999, 10.2% of the total homes reached by QVC were attributable to QVC's affiliation agreements with us and 22% with AT&T, the indirect owner of a 43% interest in QVC, and their respective subsidiaries.

      QVC competes for cable channels against similar electronic retailing programming, as well as against alternative programming supplied by other sources, including news, public affairs, entertainment and sports programmers. QVC's business depends on its affiliation with programming distributors for the transmission of QVC programming. If a significant number of homes are no longer served because of termination or non-renewal of affiliation agreements, our financial results could be adversely affected. QVC has incentive programs to induce programming distributors to enter into or extend affiliation agreements or to increase the number of homes under existing affiliation agreements. These incentives include various forms of marketing, launch and equipment purchase support. QVC will continue to recruit additional programming distributors and seek to enlarge its audience.

      Competition

      QVC operates in a highly competitive environment. As a general merchandise retailer, QVC competes for consumer expenditures and interest with the entire retail industry, including department, discount, warehouse and specialty stores, mail order and other direct sellers, shopping center and mall tenants and conventional retail stores. On television, QVC competes with other satellite-transmitted programs for channel space and viewer loyalty. We believe that until digital compression is utilized on a large-scale basis, most programming distributors will not devote more than two channels to televised shopping and may allocate only one. Many systems have limited channel capacity and may be precluded from adding any new programs at the present time. The development and use of digital compression is expected to provide programming distributors with greater channel capacity. Greater channel capacity would increase the opportunity for QVC, in addition to other home shopping programs, to be distributed on additional channels.

Content

      We have made investments in cable television networks and other programming related enterprises as a means of generating additional revenues and subscriber interest. Our programming investments as of December 31, 1999 include:


                                                                                                Ownership
Investment                                   Description                                       Percentage
-------------------------     ---------------------------------------------------------      ---------------
CN8-The Comcast Network       Regional and local programming                                     100.0%
Comcast SportsNet             Regional sports programming and events                              46.4%
Comcast Sports Southeast      Regional sports programming and events                             100.0%
E! Entertainment              Entertainment-related news and original programming                 39.7%
Style                         Fashion-related programming                                         39.7%
The Golf Channel              Golf-related programming                                            40.1%
In Demand                     Pay-per-view programming                                            11.1%
Outdoor Life                  Outdoor activities                                                  16.8%
Speedvision                   Automotive, marine and aviation                                     14.8%
The Sunshine Network          Regional sports and public affairs                                  15.6%

                      ------------------------------------


      CN8-The Comcast Network

      CN8-The Comcast Network, our regional programming service is delivered to more than 4.0 million cable subscribers in Pennsylvania, New Jersey, Delaware and Maryland. CN8 provides original programming, including local and regional news and public affairs, regional sports, health, cooking and family-oriented programming. We intend to introduce similar programming in other areas we serve.

      Comcast SportsNet

      Comcast SportsNet is a 24-hour regional sports programming network which provides sports related programming, including the Philadelphia Flyers NHL hockey team, the Philadelphia 76ers NBA basketball team and the Philadelphia Phillies MLB baseball team to approximately 2.7 million subscribers in the Philadelphia region. Comcast SportsNet is delivered to affiliates terrestrially.

      Comcast Sports Southeast

      We created Comcast Sports Southeast ("CSS") in September 1999. We deliver CSS to approximately 1.3 million cable subscribers primarily in Alabama, Georgia, Mississippi, South Carolina and Tennessee. CSS is a satellite-delivered service that provides original sports programming and sports news geared toward the Southeast.

      E! Entertainment

      E! Entertainment is a 24-hour network with programming dedicated to the world of entertainment. Programming formats include behind-the-scenes specials, original movies and series, news, talk shows and comprehensive coverage of entertainment industry awards shows and film festivals worldwide. The network has approximately 60 million subscribers. We obtained a controlling interest in E! Entertainment in March 1997.

      Style

      Style, one of the family of E! Networks, is our 24- hour basic cable network dedicated to fashion, home design, beauty, health, fitness and more, with distribution to approximately 6 million subscribers. We launched Style in October 1998.

      The Golf Channel

      The Golf Channel is a 24-hour network devoted exclusively to golf programming with distribution to approximately 30 million subscribers. The programming schedule includes over 80 live tournaments, golf instruction programs and golf news. In February 2000, we exercised certain call rights and acquired an additional 14.6% interest for $99.0 million. As a result, we currently own 54.7% of The Golf Channel.

      In Demand

      In Demand is the brand-name of a cable operator- controlled buying cooperative for pay-per-view programming.

      Outdoor Life

      Outdoor Life is a 24-hour network devoted exclusively to adventure and the outdoor lifestyle. Its programming focuses on a wide range of outdoor activities including expeditions, skiing, cycling, surfing and camping.

      Speedvision

      Speedvision is a 24-hour network devoted to automotive, aviation and marine enthusiasts. Its programming
includes   original   consumer  news,   motorsports   coverage,   lifestyle  and
instructional programs and historical documentaries.

      The Sunshine Network

      The Sunshine Network is a regional sports and public affairs network, providing programming emphasizing Florida's local sports teams and events in Florida. Programming rights on the network include several professional teams, including the Orlando Magic and Miami Heat NBA basketball teams and the Tampa Bay Lightning NHL hockey team.

Investments

      We have invested in emerging and growing companies in three primary business areas:

      o     Cable, infrastructure and communications,
      o     Interactive content, and
      o     E-commerce.

As of December 31, 1999, our investments are valued at $13.155 billion, with an historical cost of $3.957 billion.

                      ------------------------------------

                           LEGISLATION AND REGULATION

Cable

      The Communications Act of 1934, as amended, establishes a national policy to regulate the development and operation of cable communications systems. The Communications Act allocates responsibility for enforcing federal policies among the FCC, and state and local governmental authorities. The courts, and especially the federal courts, play an important oversight role as these statutory and regulatory provisions are interpreted and enforced by the various federal, state and local governmental units.

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

      The Communications Act and FCC Regulations

      The Communications Act and the regulations and policies of the FCC affect significant aspects of our cable system operations, including:

      o     subscriber rates,
      o the content of programming we offer our subscribers, as well as the way we sell our program packages to subscribers and other video program distributors,
      o the use of our cable systems by local franchising authorities, the public and other unrelated third parties,
      o     our franchise agreements with governmental authorities,
      o     cable system ownership limitations and prohibitions, and
      o     our use of utility poles and conduit.

      Subscriber Rates

      The Communications Act and the FCC's regulations and policies limit the ability of cable systems to raise rates for basic services and equipment in communities that are not subject to effective competition, as defined by federal law. Where there is no effective competition, federal law gives franchising authorities the power to regulate the monthly rates charged by the operator for:

      o the lowest level of programming service, typically called basic service, which generally includes local broadcast channels and public access or governmental channels required by the operator's franchise, and
      o the installation, sale and lease of equipment used by subscribers to receive basic service, such as converter boxes and remote control units.

      The FCC has adopted detailed rate regulations, guidelines and rate forms that we and the franchising authority must use in connection with the regulation of our basic service and equipment rates. If the franchising authority concludes that our rates are not in accordance with the FCC's rate regulations, it may require us to reduce our rates and to refund overcharges to subscribers, with interest. We may appeal adverse rate decisions to the FCC. Rate regulation of non-basic cable programming service tiers ended after March 31, 1999.

      The Communications Act and the FCC's regulations also:

      o prohibit regulation of rates charged by cable operators for programming offered on a per channel or per program basis, and for multi- channel groups of non-basic programming,
      o require operators to charge uniform rates throughout each franchise area that is not subject to effective competition,
      o prohibit regulation of non-predatory bulk discount rates offered by operators to subscribers in commercial and residential developments, and
      o permit regulated equipment rates to be computed by aggregating costs of broad categories of equipment at the franchise, system, regional or company level.

      Over the past few years, we have reached agreements with various regulatory bodies to resolve outstanding rate disputes. We believe that the resolution of these proceedings did not have and will not have a material adverse impact on our financial position, results of operations or liquidity.

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

      The Communications Act requires a cable operator to devote up to one-third of its activated channel capacity for the mandatory carriage of local commercial television stations. The Communications Act also gives local non-commercial television stations mandatory carriage rights; however, such stations are not given the option to negotiate retransmission consent for the carriage of their signals by cable systems. Additionally, cable systems must obtain retransmission consent for:

      o all "distant" commercial television stations (except for commercial satellite-delivered independent "superstations" such as WGN),
      o     commercial radio stations, and
      o     certain low-power television stations.

      The FCC has also initiated an administrative proceeding to consider the requirements, if any, for the mandatory carriage of digital television signals offered by local broadcasters. We are unable to predict the outcome of this proceeding or the impact any new carriage requirements might have on the operations of our cable systems.

      The Communications Act requires our cable systems to permit subscribers to purchase video programming on a per channel or a per program basis without the necessity of subscribing to any tier of service, other than the basic cable service tier. However, we are not required to comply with this requirement until 2002 for any of our cable systems that do not have addressable converter boxes or that have other substantial technological limitations. A limited number of our systems do not have the technological capability to offer programming in the manner required by the statute and thus currently are exempt from complying with this requirement.

      To increase competition between cable operators and other video program distributors, the Communications Act:

      o precludes any satellite video programmer affiliated with a cable company, or with a common carrier providing video programming directly to its subscribers, from favoring an affiliated company over competitors,
      o requires such programmers to sell their satellite- delivered programming to other video program distributors, and
      o limits the ability of such programmers to offer exclusive programming arrangements to their affiliates.

      In two administrative decisions, the FCC's Cable Services Bureau concluded that the program access rules did not apply to terrestrially-delivered programming, such as Comcast SportsNet. The FCC is currently reviewing the Cable Services Bureau's decisions.

      The Communications Act contains restrictions on the transmission by cable operators of obscene or indecent programming. It requires cable operators to block fully both the video and audio portion of sexually explicit or indecent programming on channels that are primarily dedicated to sexually oriented programming or alternatively to carry such programming only at "safe harbor" time periods. A three-judge federal district court determined that this provision was unconstitutional. The United States Supreme Court is currently reviewing the lower court's ruling.

      The FCC actively regulates other aspects of our programming, involving such areas as:

      o our use of syndicated and network programs and local sports broadcast programming,
      o     advertising in children's programming,
      o     political advertising,
      o     origination cablecasting,
      o     sponsorship identification, and
      o     closed captioning of video programming.

      Use of Our Cable Systems by The Government and Unrelated Third Parties

      The Communications Act allows franchising authorities and unrelated third parties to have access to our cable systems' channel capacity. For example, it:

      o permits franchising authorities to require cable operators to set aside channels for public, educational and governmental access programming; and
      o requires a cable system with 36 or more activated channels to designate a significant portion of its channel capacity for commercial leased access by third parties to provide programming that may compete with services offered by the cable operator.


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

      Franchise Matters

      Although franchising matters are normally regulated at the local level through a franchise agreement and/or a local ordinance, the Communications Act provides oversight and guidelines to govern our relationship with local franchising authorities. For example, the Communications Act:

      o affirms the right of franchising authorities (state or local, depending on the practice in individual states) to award one or more franchises within their jurisdictions,
      o     generally  prohibits  us from  operating  in  communities  without a franchise,
      o     encourages competition with our existing cable systems by:
            o allowing municipalities to operate cable systems without franchises, and
            o preventing franchising authorities from granting exclusive franchises or from unreasonably refusing to award additional franchises covering an existing cable system's service area,
      o permits local authorities, when granting or renewing our franchises, to establish requirements for certain cable-related facilities and equipment, but prohibits franchising authorities from establishing requirements for specific video programming or information services other than in broad categories,
      o permits us to obtain modification of our franchise requirements from the franchise authority or by judicial action if warranted by changed circumstances,
      o     generally prohibits franchising authorities from:
            o imposing requirements during the initial cable franchising process or during franchise renewal that require, prohibit or restrict us from providing telecommunications services,
            o     imposing  franchise  fees on revenues we derive from providing telecommunications services over our cable systems, or
            o     restricting  our use of any type of  subscriber  equipment  or transmission technology, and
      o limits our payment of franchise fees to the local franchising authority to 5% of our gross revenues derived from providing cable services over our cable system.

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

      The Communications Act also authorizes the FCC to impose nationwide limits on the number of subscribers under the control of a cable operator. While a federal district court has declared this limitation to be unconstitutional and delayed its enforcement, the FCC has reconsidered its cable ownership regulations and:

      o reaffirmed its 30% nationwide subscriber ownership limit, but maintained its voluntary stay on enforcement of that regulation pending further court action,
      o reaffirmed its subscriber ownership information reporting requirements, and
      o modified its attribution rules that identify when the ownership or management by us or third parties of other communications businesses, including cable systems, television broadcast stations and local telephone companies, may be imputed to us for purposes of determining our compliance with the FCC's ownership restrictions.

Also pending on appeal is a challenge to the statutory and FCC regulatory limitations on the number of channels that can be occupied on a cable system by a video programmer in which a cable operator has an attributable ownership interest. We are unable to predict the outcome of these judicial and regulatory proceedings or the impact any ownership restrictions might have on our business and operations.

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

      The 1996 amendments to the Communications Act made far-reaching changes in the relationship between local telephone companies and cable service providers. These amendments:

      o eliminated federal legal barriers to competition in the local telephone and cable communications businesses, including allowing local telephone companies to offer video services in their local telephone service areas,
      o preempted state and local laws and regulations which impose barriers to telecommunications competitions,
      o set basic standards for relationships between telecommunications providers, and
      o generally limited acquisitions and prohibited certain joint ventures between local telephone companies and cable operators in the same market.

      Local telephone companies may provide service as traditional cable operators with local franchises or they may opt to provide their programming over unfranchised "open video systems," subject to certain conditions, including, but not limited to, setting aside a portion of their channel capacity for use by unaffiliated program distributors on a non-discriminatory basis. A federal appellate court overturned various parts of the FCC's open video rules, including the FCC's preemption of local franchising requirements for open video operators. The FCC has modified its open video rules to comply with the federal court's decision, but we are unable to predict the impact these rule modifications may have on our business and operations.

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

      Any resulting increase in attachment rates due to the FCC's new rate formula will be phased in over a five-year period in equal annual increments, beginning in February 2001. Several parties have requested the FCC to reconsider its new regulations and several parties have challenged the new rules in court. A federal appellate court recently upheld the constitutionality of the new statutory provision which requires that utilities provide cable systems and telecommunications carriers with nondiscriminatory access to any pole, conduit or right-of-way controlled by the utility. We are unable to predict the outcome of the legal challenge to the FCC's new regulations or the ultimate impact any revised FCC rate formula or any new pole attachment rate regulations might have on our business and operations.

      Other Regulatory Requirements of the
      Communications Act and the FCC

      The Communications Act also includes provisions, among others, regulating:

      o     customer service,
      o     subscriber privacy,
      o     marketing practices,
      o     equal employment opportunity, and
      o     technical standards and equipment compatibility.

      The FCC actively regulates other parts of our cable operations and has adopted regulations implementing its authority under the Communications Act.

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

Copyright

      Our cable communications systems provide our subscribers with local and distant television and radio broadcast signals which are protected by the copyright laws. We generally do not obtain a license to use this programming directly from the owners of the programming; instead we comply with an alternative federal copyright licensing process. In exchange for filing certain reports and contributing a percentage of our revenues to a federal copyright royalty pool, we obtain blanket permission to retransmit copyrighted material.

      In a report to Congress, the U.S. Copyright Office recommended that Congress make major revisions to both the cable television and satellite compulsory licenses. Congress recently modified the satellite compulsory license in a manner that permits DBS providers to become more competitive with cable operators like us. The possible simplification, modification or elimination of the cable communications compulsory copyright license is the subject of continuing legislative review. The elimination or substantial modification of the cable compulsory license could adversely affect our ability to obtain suitable programming and could substantially increase the cost of programming that remains available for distribution to our subscribers. We are unable to predict the outcome of this legislative activity.

      Our cable communications systems often utilize music in the programs we provide to subscribers including local advertising, local origination programming and pay-per-view events. The right to use this music is controlled by music performance rights societies who negotiate on behalf of their copyright owners for license fees covering each performance. The cable industry and one of these societies have agreed upon a standard licensing agreement covering the performance of music contained in programs originated by cable operators and in pay-per-view events. Negotiations on a similar licensing agreement are in process with another music performance rights organization. Rate courts established by a federal court exist to determine appropriate copyright coverage and payments in the event the parties fail to reach a negotiated settlement. We are unable to predict the outcome of these proceedings or the amount of any license fees we may be required to pay for the use of music. We do not believe that the amount of such fees will be significant to our financial position, results of operations or liquidity.

State and Local Regulation

      Our cable systems use local streets and rights-of-way. Consequently, we must comply with state and local regulation which is typically imposed through the franchising process. The terms and conditions of our franchises vary materially from jurisdiction to jurisdiction. Each franchise generally contains provisions governing:

      o     cable service rates,
      o     franchise fees,
      o     franchise term,
      o     system construction and maintenance obligations,
      o     system channel capacity,
      o     design and technical performance,
      o     customer service standards,
      o     franchise renewal,
      o     sale or transfer of the franchise,
      o     service territory of the franchisee,
      o     indemnification of the franchising authority,
      o     use and occupancy of public streets, and
      o     types of cable services provided.

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

      The summary of certain federal and state regulatory requirements in the preceding pages does not describe all present and proposed federal, state and local regulations and legislation affecting the cable industry. Other existing federal regulations, copyright licensing, and, in many jurisdictions, state and local franchise requirements, are currently the subject of judicial proceedings, legislative hearings and administrative proposals which could change, in varying degrees, the manner in which cable systems operate. We are unable to predict the outcome of these proceedings or their impact upon our cable operations at this time.

Commerce and Content

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

                                    EMPLOYEES

      As of December 31, 1999, we had approximately 25,700 employees. Of these employees, approximately 12,000 were associated with cable communications, approximately 9,700 were associated with electronic retailing and approximately 4,000 were associated with other divisions. We believe that our relationships with our employees are good.

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

      Commerce

      Television studios, customer service call centers, business offices, product warehouses and distribution centers are the principal physical assets of our commerce operations. These assets include QVC's studios and offices, Studio Park, located in West Chester, Pennsylvania. QVC owns the majority of these assets. In order to keep pace with technological advances, QVC is maintaining, periodically upgrading and rebuilding the physical components of our commerce operations. QVC's warehousing and distribution facilities will continue to be upgraded over the next several years.

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


ITEM 4A   EXECUTIVE OFFICERS OF THE REGISTRANT

      The current term of office of each of our officers expires at the first meeting of our Board of Directors following the next Annual Meeting of Shareholders, presently scheduled to be held in June 2000, or as soon thereafter as each of their successors is elected and qualified. The following table sets forth certain information concerning our principal executive officers, including their ages, positions and tenure as of December 31, 1999:

                                        Officer
Name                         Age         Since               Position with Comcast
--------------------       --------     -------      -----------------------------------------------------
Ralph J. Roberts             79           1969       Chairman of the Board of Directors; Director
Julian A. Brodsky            66           1969       Vice Chairman of the Board of Directors; Director
Brian L. Roberts             40           1986       President; Director
Lawrence S. Smith            52           1988       Executive Vice President
John R. Alchin               51           1990       Executive Vice President; Treasurer
Stanley L. Wang              59           1981       Executive Vice President; General Counsel; Secretary

                              --------------------

      Ralph J. Roberts has served as a Director and as our Chairman of the Board of Directors for more than five years. Mr. Roberts devotes a major portion of his time to our business and affairs. Mr. Roberts has been the President and a Director of Sural Corporation ("Sural"), a privately-held investment company and our controlling shareholder, for more than five years. Mr. Roberts also presently serves as a Director of Jones Intercable, Inc. and Comcast LCI Holdings, Inc. Mr. Roberts is the father of Brian L. Roberts.

      Julian A. Brodsky has served as a Director and as our Vice Chairman of the Board of Directors for more than five years. Mr. Brodsky devotes a major portion of his time to our business and affairs. Mr. Brodsky presently serves as the Treasurer and as a Director of Sural. Mr. Brodsky is also a Director of Internet Capital Group, Inc., RBB Fund, Inc., NDS Group plc, Jones Intercable, Inc. and Comcast LCI Holdings, Inc.

      Brian L. Roberts has served as our President and as a Director for more than five years. Mr. Roberts devotes a major portion of his time to our business and affairs. Mr. Roberts presently serves as Vice President and as a Director of Sural. As of December 31, 1999, our shares owned by Sural constituted approximately 85% of the voting power of the two classes of our voting common stock combined. Mr. Roberts has sole voting power over stock representing a majority of voting power of all Sural stock and, therefore, has voting control over Comcast. Mr. Roberts also presently serves as a Director of The Bank of New York, Excite@Home, Jones Intercable, Inc., and Comcast LCI Holdings, Inc. Mr. Roberts is a son of Ralph J. Roberts.

      Lawrence S. Smith was named an Executive Vice President in December 1995. Prior to that time, Mr. Smith served as a Senior Vice President for more than five years. Mr. Smith presently serves as a Director of Jones Intercable, Inc. and Comcast LCI Holdings, Inc.

      John R. Alchin was named an Executive Vice President in February 2000. Prior to that time, Mr. Alchin served as our Treasurer and as a Senior Vice President for more than five years. Mr. Alchin is our Principal Financial Officer. Mr. Alchin presently serves as a Director of Jones Intercable, Inc. and Comcast LCI Holdings, Inc.

      Stanley L. Wang was named an Executive Vice President in February 2000. Prior to that time, Mr. Wang served as a Senior Vice President and as our Secretary and General Counsel for more than five years. Mr. Wang presently serves as a Director of Jones Intercable, Inc. and Comcast LCI Holdings, Inc.

                                     PART II

ITEM 5    MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

      Our Class A Special Common Stock is included on Nasdaq under the symbol CMCSK and our Class A Common Stock is included on Nasdaq under the symbol CMCSA. There is no established public trading market for our Class B Common Stock. Our Class B Common Stock can be converted, on a share for share basis, into Class A Special or Class A Common Stock. The following table sets forth, for the indicated periods, the closing price range of our Class A Special and Class A Common Stock as furnished by Nasdaq (as adjusted for our two-for-one stock split in the form of a 100% stock dividend in May 1999).


                                                            Class A
                                                            Special                           Class A
                                             ------------------------------------------------------------------
                                                    High                 Low            High             Low
                                             -----------------      ------------    -----------     -----------
1999
First Quarter................................    $38   9/16        $29    5/8        $37  11/32      $28  15/16
Second Quarter...............................     42                29   7/16         39  11/16       28    3/8
Third Quarter................................     41   9/16         32    5/8         38   9/16       29   7/16
Fourth Quarter...............................     56    1/2         35  11/16         53    1/8       32   1/16

1998
First Quarter................................    $18  19/32        $14  15/16        $18   7/16      $15   1/16
Second Quarter...............................     20  27/32         16  29/32         20    1/4       16   7/16
Third Quarter................................     24    3/8         18  11/16         24   1/32       18    3/4
Fourth Quarter...............................     29    1/2         20   9/32         28  15/16       20    1/8

                              --------------------

      We began paying quarterly cash dividends on our Class A Common Stock in 1977. From 1978, we paid equal dividends on shares of both our Class A Common Stock and our Class B Common Stock. From December 1986, when the Class A Special Common Stock was issued, through March 1999 we paid equal dividends on shares of our Class A Special, Class A and Class B Common Stock. We declared dividends of $.0467 for the year ended December 31, 1998 on shares of our Class A Special, Class A and Class B Common Stock (as adjusted for our two-for-one stock split in the form of a 100% stock dividend in May 1999). Our Board of Directors eliminated the quarterly cash dividend on all classes of our common stock in March 1999. We do not intend to pay dividends on our Class A Special, Class A or Class B Common Stock for the foreseeable future.

      If you hold shares of our Class A Special Common Stock, you cannot vote in the election of directors or otherwise, except where class voting is required by law. In that case, if you hold Class A Special Common Stock, you have one vote per share. Generally, if you hold Class A Common Stock, you have one vote per share. If you hold Class B Common Stock, you have 15 votes per share. Generally, including the election of directors, holders of Class A Common Stock and Class B Common Stock vote as one class except where class voting is required by law. If you hold Class A Common Stock or Class B Common Stock, you have cumulative voting rights.

      As of December 31, 1999, there were 3,662 record holders of our Class A Special Common Stock, 1,792 record holders of our Class A Common Stock and one record holder of our Class B Common Stock.

ITEM 6            SELECTED FINANCIAL DATA

                                                                                   Year Ended December 31,
                                                         1999(1)           1998(1)          1997(1)           1996          1995
                                                     ------------------------------------------------------------------------------
                                                                          (Dollars in millions, except per share data)
Statement of Operations Data:
Revenues............................................    $6,209.2          $5,145.3          $4,467.7         $3,612.3     $2,988.1
Operating income....................................       664.0             557.1             466.6            465.9        397.7
Income (loss) from continuing operations before
      extraordinary items...........................       780.9           1,007.7            (182.9)            (6.4)        48.0
Discontinued operations (2).........................       335.8             (31.4)            (25.6)           (46.1)       (85.8)
Extraordinary items.................................       (51.0)             (4.2)            (30.2)            (1.0)        (6.1)
Net income (loss)...................................     1,065.7             972.1            (238.7)           (53.5)       (43.9)

Basic earnings (loss) for common stockholders
  per common share (3)
      Income (loss) from continuing operations
         before extraordinary items.................       $1.00             $1.34             ($.29)           ($.01)        $.10
      Discontinued operations (2)...................         .45              (.04)             (.04)            (.10)        (.18)
      Extraordinary items...........................        (.07)             (.01)             (.04)                         (.02)
                                                       ---------         ---------         ---------        ---------     --------
      Net income (loss).............................       $1.38             $1.29             ($.37)           ($.11)       ($.10)
                                                       =========         =========         =========        =========     ========
Diluted earnings (loss) for common
  stockholders per common share (3)
      Income (loss) from continuing operations
         before extraordinary items.................        $.95             $1.25             ($.29)           ($.01)        $.10
      Discontinued operations (2)...................         .41              (.03)             (.04)            (.10)        (.18)
      Extraordinary items...........................        (.06)             (.01)             (.04)                         (.02)
                                                       ---------         ---------         ---------        ---------     --------
      Net income (loss).............................       $1.30             $1.21             ($.37)           ($.11)       ($.10)
                                                       =========         =========         =========        =========     ========
Cash dividends declared per common share (3)........                        $.0467            $.0467           $.0467       $.0467

Balance Sheet Data (at year end):
Total assets........................................   $28,685.6         $14,710.5         $11,234.3        $10,660.4     $8,159.9
Working capital.....................................     4,231.5           2,531.7              44.9             15.5        604.6
Long-term debt (4)..................................     8,707.2           5,464.2           5,334.1          5,998.3      6,014.8
Stockholders' equity (deficiency)...................    10,341.3           3,815.3           1,646.5            551.6       (827.7)

Supplementary Financial Data:
Operating income before depreciation and
      amortization (5)..............................    $1,880.0          $1,496.7          $1,293.1         $1,047.0       $881.0
Net cash provided by (used in) (6)..................
      Operating activities..........................     1,249.4           1,067.7             844.6            644.5        466.7
      Financing activities..........................     1,341.4             809.2             283.9            (88.0)     1,785.7
      Investing activities..........................    (2,539.3)         (1,415.3)         (1,045.8)          (749.5)    (2,060.3)

----------
(1) You should see "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of this Annual Report for a discussion of events which affect the comparability of the information reflected in this financial data.
(2) In July 1999, we sold Comcast Cellular Corporation to SBC Communications, Inc. Comcast Cellular is presented as a discontinued operation for all periods presented (see Note 3 to our consolidated financial statements in Item 8 of this Annual Report).
(3) We have adjusted these for our two-for-one stock split in the form of a 100% stock dividend in May 1999.
(4) Includes a $666.0 million adjustment to carrying value at December 31, 1999 (see Note 5 to our consolidated financial statements in Item 8 of this Annual Report).

(5) Operating income before depreciation and amortization is commonly referred to in our businesses as "operating cash flow." Operating cash flow is a measure of a company's ability to generate cash to service its obligations, including debt service obligations, and to finance capital and other expenditures. In part due to the capital intensive nature of our businesses and the resulting significant level of non-cash depreciation and amortization expense, operating cash flow is frequently used as one of the bases for comparing businesses in our industries, although our measure of operating cash flow may not be comparable to similarly titled measures of other companies. Operating cash flow is the primary basis used by our management to measure the operating performance of our businesses. Operating cash flow does not purport to represent net income or net cash provided by operating activities, as those terms are defined under generally accepted accounting principles, and should not be considered as an alternative to those measurements as an indicator of our performance.
(6) This represents net cash provided by (used in) operating activities, financing activities and investing activities as presented in the our consolidated statement of cash flows which is included in Item 8 of this Annual Report.

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

      In July 1999, we completed the sale of our wholly owned subsidiary, Comcast Cellular Corporation ("Comcast Cellular"), to SBC Communications, Inc. for $361.1 million in cash and the assumption of $1.315 billion of Comcast Cellular debt. We recognized a gain on the sale of $355.9 million, net of income tax expense. The results of Comcast Cellular have been presented as a discontinued operation in our consolidated financial statements. See Note 3 to our consolidated financial statements included in Item 8.

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

      We believe that we will be able to meet our current and long-term liquidity and capital requirements, including fixed charges, through our cash flows from operating activities, existing cash, cash equivalents and short-term investments.

      Cash, Cash Equivalents and Short-term Investments

      We have traditionally maintained significant levels of cash, cash equivalents and short-term investments to meet our short-term liquidity requirements. Our cash equivalents and short-term investments are recorded at fair value. Cash, cash equivalents and short-term investments as of December 31, 1999 were $8.528 billion, substantially all of which is unrestricted. See Note 4 to our consolidated financial statements included in Item 8.

      Capital Expenditures

      During 2000, we expect to incur $1.5 billion of capital expenditures, including $1.2 billion primarily for the upgrading and rebuilding of certain of our cable communications systems and the deployment of digital converters and cable modems, and $190 million primarily for the upgrading of the warehousing and distribution facilities of our majority-owned electronic retailing subsidiary, QVC, Inc. ("QVC"). The amount of such capital expenditures for years subsequent to 2000 will depend on numerous factors, many of which are beyond our control. These factors include:

      o whether competition in a particular market necessitates a cable system upgrade,
      o whether a particular cable system has sufficient capacity to handle new product offerings including the offering of cable modem, cable telephony and telecommunications services, and
      o whether we acquire additional cable systems in need of upgrading or rebuilding.

      National manufacturers are the primary sources of supplies, equipment and materials utilized in the construction, rebuild and upgrade of our cable communications systems. Costs have increased during recent years and are expected to continue to increase as a result of the need to construct increasingly complex systems, overall demand for labor and other factors. Future increases in such costs may be significant to our financial position, results of operations and liquidity. We anticipate capital expenditures for years subsequent to 2000 will continue to be significant. As of December 31, 1999, we do not have any significant contractual obligations for capital expenditures.

      Financing

      See Notes 5 and 6 to our  consolidated  financial  statements  included in
Item 8.

      As of December 31, 1999 and 1998, our long-term debt, including current portion, was $9.225 billion and $5.578 billion, respectively. Excluding the effects of interest rate risk management instruments, 25.4% and 27.0% of our long-term debt as of December 31, 1999 and 1998, respectively, was at variable rates. The $3.647 billion increase in our long-term debt results principally from the $1.499 billion of debt that we assumed in connection with our acquisition of a controlling interest in Jones Intercable, Inc. ("Jones Intercable") in April 1999, the $1.807 billion of proceeds that we received from the issuance of our 2% Exchangeable Subordinated Debentures due 2029 (the "ZONES") in the fourth quarter of 1999, and the $666.0 million non-cash, non-interest bearing adjustment to the carrying value of the ZONES during the fourth quarter of 1999.

      We have, and may from time to time in the future, depending on certain factors including market conditions, make optional repayments on our debt obligations, which may include open market repurchases of our outstanding public notes and debentures.

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

      During the year ended December 31, 1999, we entered into Swaps with an aggregate notional amount of $300.0 million and, as part of our acquisition of a controlling interest in Jones Intercable, we acquired Swaps with an aggregate notional amount of $400.0 million. Swaps with an aggregate notional amount of $350.0 million either were terminated or expired during the year ended December 31, 1999. During the year ended December 31, 1999, we entered into Caps with an aggregate notional amount of $140.0 million. Caps with an aggregate notional amount of $240.0 million expired during the year ended December 31, 1999.

      The table set forth below summarizes the fair values and contract terms of financial instruments subject to interest rate risk maintained by us as of December 31, 1999 (dollars in millions):

                                                                                                                        Fair
                                                                Expected Maturity Date                                Value at
                                         2000      2001      2002      2003      2004     Thereafter      Total       12/31/99
                                         ----      ----      ----      ----      ----     ----------      -----       --------
Debt
Fixed Rate (1)......................    $204.9    $108.1    $205.5      $7.4    $307.9      $5,384.9    $6,218.7     $6,891.0
   Average Interest Rate............      9.5%     10.2%      9.6%      9.2%      8.2%          6.1%        6.5%

Variable Rate.......................    $312.6    $263.8    $556.1    $815.6    $240.1        $151.8    $2,340.0     $2,340.0
   Average Interest Rate............      7.2%      7.5%      7.5%      7.6%      7.5%          7.7%        7.5%

Interest Rate Instruments
Variable to Fixed Swaps (2).........    $554.1    $127.5    $243.6    $186.6                            $1,111.8        $16.9
   Average Pay Rate.................      5.6%      4.9%      5.1%      5.4%                                5.4%
   Average Receive Rate.............      6.7%      7.1%      7.0%      7.0%                                6.8%
Fixed to Variable Swaps.............                                            $300.0                    $300.0        ($3.9)
   Average Pay Rate.................                                              8.6%                      8.6%
   Average Receive Rate.............                                              8.1%                      8.1%
Caps................................    $140.0                                                            $140.0
   Average Cap Rate.................      6.8%                                                              6.8%
Collar..............................     $50.0                                                             $50.0         $0.1
   Average Cap Rate.................      6.3%                                                              6.3%
   Average Floor Rate...............      4.0%                                                              4.0%

(1) Excludes $666.0 million adjustment to carrying value of indexed debt due 2029 which bears no interest.
(2) Includes $361.8 million of Swaps which become effective in the year 2000 maturing through 2003.

                      ------------------------------------

      The notional amounts of interest rate instruments, as presented in the table above are used to measure interest to be paid or received and do not represent the amount of exposure to credit loss. The estimated fair value approximates the proceeds (costs) to settle the outstanding contracts. Interest rates on variable debt are estimated by us using the average implied forward London Interbank Offer Rate ("LIBOR") rates for the year of maturity based on the yield curve in effect at December 31, 1999, plus the borrowing margin in effect for each credit facility at December 31, 1999. Average receive rates on the Variable to Fixed Swaps are estimated by us using the average implied forward LIBOR rates for the year of maturity based on the yield curve in effect at December 31, 1999. While Swaps, Caps and Collars represent an integral part of our interest rate risk management program, their incremental effect on interest expense for the years ended December 31, 1999, 1998 and 1997 was not significant.

      Equity Price Risk

      In October and November 1999, we issued approximately 24.1 million of ZONES for aggregate proceeds of $1.807 billion. At maturity, holders of the ZONES are entitled to receive in cash an amount equal to the higher of (a) the principal amount of the ZONES, or (b) the market value of Sprint PCS stock. The ZONES are being accounted for as an indexed debt instrument since the maturity value is dependent upon the fair value of Sprint PCS stock. As of December 31, 1999, the number of Sprint PCS shares held by us exceeded the number of ZONES outstanding.

      During the year ended December 31, 1999, we entered into cashless collar agreements (the "Equity Collars") covering $1.365 billion notional amount of investment securities accounted for at fair value. The Equity Collars limit our exposure to and benefits from price fluctuations in the underlying equity securities. The Equity Collars mature between 2001 and 2003. As we account for the Equity Collars as a hedge, changes in the value of the Equity Collars are substantially offset by changes in the value of the underlying investment securities which are also marked-to-market through accumulated other comprehensive income in our consolidated balance sheet.

      Year 2000 Readiness Disclosure

      The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000 (the "Year 2000 Issue"). If this situation occurs, the potential exists for computer system failure or miscalculations by computer programs, which could cause disruption of operations. We evaluated and addressed the impact of the Year 2000 Issue on our operations to ensure that our information technology and business systems recognize calendar Year 2000. We utilized both internal and external resources in implementing our Year 2000 program.

      Based on an inventory conducted in 1997, we identified computer systems that required modification or replacement so that they would properly utilize dates beyond December 31, 1999. Many of our critical systems were new and were already Year 2000 compliant as a result of the recent rebuild of many of our cable communications systems. In addition, we have communicated with our significant software suppliers and service bureaus to determine their plans for remediating the Year 2000 Issue in their software which we use or rely upon.

      As of December 31, 1999, we have completed our Year 2000 remediation program. We believe that all key systems are Year 2000 compliant and as of February 29, 2000 we have incurred no significant disruption in operations. Further, contingency plans have been created for our key systems and operations. Additionally, in the majority of our operations, business continuity preparations have been implemented to create post-Year 2000 response teams to further mitigate Year 2000 risk. There can be no guarantee that the systems of other companies on which we rely are Year 2000 compliant, or that a failure to be Year 2000 compliant by another company would not have a material adverse effect on us.

      Through December 31, 1999, we have incurred approximately $18.5 million in connection with our Year 2000 remediation program.

      Our management will continue to periodically report the results of our Year 2000 remediation program to the Audit Committee of our Board of Directors.

Statement of Cash Flows

      Cash and cash equivalents increased $51.5 million as of December 31, 1999 from December 31, 1998. The increase in cash and cash equivalents resulted from cash flows from operating, financing and investing activities as explained below.

      Net cash provided by operating activities from continuing operations amounted to $1.249 billion for the year ended December 31, 1999 due principally to the effects of our acquisition of a controlling interest in Jones Intercable in April 1999, increases in our operating income from continuing operations before depreciation and amortization (see "Results of Operations") and changes in working capital as a result of the timing of receipts and disbursements.

      Net cash provided by financing activities from continuing operations, which includes borrowings and repayments of debt, as well as the issuances and repurchases of our equity securities, was $1.341 billion for the year ended December 31, 1999. During 1999, we borrowed $2.787 billion, consisting primarily of $1.807 billion of ZONES, $718.3 million of 3.35% Exchangeable Subordinated Debentures due 2029 (the "PHONES") and $256.9 million under revolving lines of credit held by our subsidiaries. During 1999, we repaid $1.368 billion of our long-term debt, consisting primarily of $718.3 million of PHONES, $200.0 million of notes payable to insurance companies and $192.2 million of aggregate repurchases of various of our senior subordinated debentures. In addition, during 1999, we made net purchases of $13.6 million of our common stock and we paid cash dividends of $9.4 million on our common stock and Series A Preferred Stock. Deferred financing costs of $51.0 million were incurred during 1999 principally in connection with the issuances of the ZONES and the PHONES.

      Net cash used in investing activities from continuing operations was $2.539 billion for the year ended December 31, 1999. Net cash used in investing activities includes acquisitions of cable communications systems, net of cash acquired, of $755.2 million, consisting primarily of our acquisition of a controlling interest in Jones Intercable. Investing activities also includes the $1.460 billion termination fee proceeds, net of transaction costs that we received in May 1999 from MediaOne Group, Inc. During 1999 we made investments in US Government obligations, commercial paper, repurchase agreements and certificates of deposit of $1.036 billion. Investments made during 1999 of $2.012 billion primarily include a $753.5 million loan in the form of a 6% ten-year convertible note that we issued to Prime Communications LLC, a deposit of $750.0 million made in connection with the acquisition of the remaining minority interest in one of our cable communications systems and the purchase of long-term corporate bonds of $201.9 million. During 1999, we made additions to deferred charges of $263.5 million and capital expenditures of $893.8 million. During 1999, we received $599.8 million of proceeds from the sales of and distributions from investments and $361.1 million of proceeds from the sale of Comcast Cellular.

Results of Operations

      The effects of our recent acquisitions, as well as increased levels of capital expenditures, were to increase our revenues and expenses, resulting in increases in our operating income before depreciation and amortization. The increases in depreciation expense, amortization expense and interest expense from 1998 to 1999 are primarily due to the effects of our acquisition of a controlling interest in Jones Intercable in April 1999, offset in part by the effects of the sale of Comcast UK Cable Partners Limited ("Comcast UK Cable"), a former consolidated subsidiary of ours, in October 1998. In addition, our equity in net losses of affiliates has decreased principally as a result of the restructuring of Sprint PCS in November 1998. See "Operating Results by Business Segment" and "Consolidated Analysis."

      Our summarized consolidated financial information for the three years ended December 31, 1999 is as follows (dollars in millions, "NM" denotes percentage is not meaningful):

                                                                         Year Ended
                                                                         December 31,                 Increase/(Decrease)
                                                                    1999             1998              $                %
                                                                  --------        ---------          ------          ------
Revenues........................................................  $6,209.2         $5,145.3        $1,063.9           20.7%
Cost of goods sold from electronic retailing....................   1,740.1          1,462.0           278.1           19.0
Operating, selling, general and administrative expenses.........   2,589.1          2,186.6           402.5           18.4
                                                                  --------        ---------
Operating income before depreciation and amortization (1) ......   1,880.0          1,496.7           383.3           25.6
Depreciation....................................................     572.0            463.9           108.1           23.3
Amortization....................................................     644.0            475.7           168.3           35.4
                                                                  --------        ---------
Operating income................................................     664.0            557.1           106.9           19.2
                                                                  --------        ---------
Interest expense................................................     538.3            466.7            71.6           15.3
Investment (income) expense.....................................    (629.5)           187.8          (817.3)            NM
Expense related to indexed debt.................................     666.0                            666.0             NM
Equity in net (income) losses of affiliates.....................      (1.4)           515.9           517.3             NM
Gain from equity offering of affiliate..........................                     (157.8)         (157.8)            NM
Other income....................................................  (1,409.4)        (2,012.9)         (603.5)         (30.0)
Income tax expense..............................................     723.7            594.0           129.7           21.8
Minority interest income........................................      (4.6)           (44.3)          (39.7)         (89.6)
                                                                  --------        ---------
Income from continuing operations before
   extraordinary items..........................................    $780.9         $1,007.7         ($226.8)         (22.5%)
                                                                  ========        =========

                                                                         Year Ended
                                                                         December 31,                 Increase/(Decrease)
                                                                    1998             1997              $                %
                                                                  --------        ---------          ------          ------
Revenues.......................................................   $5,145.3         $4,467.7          $677.6           15.2%
Cost of goods sold from electronic retailing...................    1,462.0          1,270.2           191.8           15.1
Operating, selling, general and administrative expenses........    2,186.6          1,904.4           282.2           14.8
                                                                  --------        ---------
Operating income before depreciation and amortization (1) .....    1,496.7          1,293.1           203.6           15.7
Depreciation...................................................      463.9            404.1            59.8           14.8
Amortization...................................................      475.7            422.4            53.3           12.6
                                                                  --------        ---------
Operating income...............................................      557.1            466.6            90.5           19.4
                                                                  --------        ---------
Interest expense...............................................      466.7            458.9             7.8            1.7
Investment expense (income)....................................      187.8           (149.4)         (337.2)            NM
Equity in net losses of affiliates.............................      515.9            343.8           172.1           50.1
Gain from equity offering of affiliate.........................     (157.8)            (7.7)          150.1             NM
Other (income) expense.........................................   (2,012.9)             9.7         2,022.6             NM
Income tax expense.............................................      594.0             70.4           523.6             NM
Minority interest income.......................................      (44.3)           (76.2)          (31.9)         (41.9)
                                                                  --------        ---------
Income (loss) from continuing operations before
   extraordinary items.........................................   $1,007.7          ($182.9)       $1,190.6             NM
                                                                  ========        =========

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

Operating Results by Business Segment

      The following represent the operating results of our significant business segments, including: "Cable" and "Commerce." The remaining components of our operations are not independently significant to our consolidated financial position or results of operations (see Note 10 to our consolidated financial statements included in Item 8).
                      ------------------------------------

      Cable
      The following table presents financial information for the years ended December 31, 1999, 1998 and 1997 for our cable segment (dollars in millions):

                                                                        Year Ended
                                                                        December 31,                         Increase
                                                                  1999               1998                $               %
                                                                --------          ----------          --------        -------
Service income................................................  $2,929.3            $2,277.4            $651.9         28.6%
Operating, selling, general and
      administrative expenses.................................   1,576.3             1,180.8             395.5         33.5
                                                                --------          ----------          --------
Operating income before depreciation
      and amortization (a)....................................  $1,353.0            $1,096.6            $256.4         23.4%
                                                                ========          ==========          ========

                                                                        Year Ended
                                                                        December 31,                         Increase
                                                                  1998               1997                $               %
                                                                --------          ----------          --------        -------
Service income................................................  $2,277.4            $2,073.0            $204.4          9.9%
Operating, selling, general and
      administrative expenses.................................   1,180.8             1,085.3              95.5          8.8
                                                                --------          ----------          --------
Operating income before depreciation
      and amortization (a)....................................  $1,096.6              $987.7            $108.9         11.0%
                                                                ========          ==========          ========

---------------
(a) See footnote (1) on page 25.

      Of the respective $651.9 million and $204.4 million increases in service income for the years ended December 31, 1999 and 1998, $448.4 million and $30.2 million are attributable to the effects of the acquisitions of cable communications systems, $27.1 million and $31.8 million are attributable to subscriber growth, $83.6 million and $109.0 million relate to changes in rates, $21.9 million and $20.5 million are attributable to growth in cable advertising sales and $70.9 million and $12.9 million relate to other product offerings, including the increase in digital cable and cable modem services.

      Of the respective $395.5 million and $95.5 million increases in operating, selling, general and administrative expenses for the years ended December 31, 1999 and 1998, $286.2 million and $15.8 million are attributable to the effects of the acquisitions of cable communications systems, $45.5 million and $48.9 million are attributable to increases in the costs of cable programming as a result of subscriber growth, additional channel offerings and changes in rates, $3.4 million and $5.3 million are attributable to growth in cable advertising sales, $5.0 million and $1.5 million are attributable to increases in costs associated with customer service and $55.4 million and $24.0 million result from increases in the costs of labor, other volume related expenses and costs associated with new product offerings. We anticipate that the cost of cable programming will increase in the future as cable programming rates increase and additional sources of cable programming become available.

      Electronic Retailing

      The following table sets forth the operating results for our electronic retailing segment (dollars in millions):

                                                                     Year Ended
                                                                     December 31,                          Increase
                                                                1999              1998                $                %
                                                              --------          ---------         --------         -------
Net sales from electronic retailing.......................... $2,847.4           $2,402.7           $444.7           18.5%
Cost of goods sold from electronic retailing.................  1,740.1            1,462.0            278.1           19.0
Operating, selling, general and administrative expenses......    568.5              506.5             62.0           12.2
                                                               -------          ---------         --------
Operating income before depreciation
      and amortization (a)...................................   $538.8             $434.2           $104.6          24.1%
                                                               =======          =========         ========
Gross margin.................................................    38.9%               39.2%
                                                               ======           =========

                                                                     Year Ended
                                                                     December 31,                          Increase
                                                                1998              1997                $                %
                                                              --------          ---------         --------         -------
Net sales from electronic retailing.......................... $2,402.7           $2,082.5           $320.2           15.4%
Cost of goods sold from electronic retailing.................  1,462.0            1,270.2            191.8           15.1
Operating, selling, general and administrative expenses......    506.5              474.6             31.9            6.7
                                                               -------          ---------         --------
Operating income before depreciation
      and amortization (a)...................................   $434.2             $337.7            $96.5           28.6%
                                                               =======          =========         ========
Gross margin.................................................     39.2%              39.0%
                                                               ======           =========

---------------
(a) See footnote (1) on page 25.

      The respective increases in net sales from electronic retailing of $444.7 million and $320.2 million for the years ended December 31, 1999 and 1998 are primarily attributable to the effects of 4.1%, 11.4% and 35.2% increases in the average number of homes receiving QVC services in the United States ("US"), United Kingdom ("UK") and Germany, respectively, and 8.5%, 8.4% and 79.6% increases in the sales per home in the US, UK and Germany, respectively.

      An allowance for returned merchandise is provided as a percentage of sales based on historical experience. The return provision was approximately 21% of gross sales for each of the years ended December 31, 1999, 1998 and 1997.

      The increases in cost of goods sold from electronic retailing are primarily related to the growth in net sales. The change in gross margin between 1998 and 1997 is primarily due to slight changes in product mix. The slight decline in gross margin in 1999 from 1998 is primarily related to higher warehousing costs due to a shortage of warehouse space in the US and inventory adjustments in Germany.

      Of the respective increases in operating, selling, general and administrative expenses of $62.0 million and $31.9 million for the years ended December 31, 1999 and 1998, $39.8 million and $21.7 million are attributable to higher variable costs associated with the increase in sales volume. The remaining increases are attributable to higher personnel costs to support the increased sales volume in the US, UK and Germany.

                      ------------------------------------

      Consolidated Analysis

      Interest Expense

      The $71.6 million increase in interest expense from 1998 to 1999 is primarily due to the effects of our acquisition of a controlling interest in Jones Intercable in April 1999, the issuance of 6.20% nonrecourse notes issued by our wholly owned subsidiary Comcast Cable Communications, Inc. ("Comcast Cable") in November 1998 and the issuance of the ZONES in October and November 1999, offset, in part, by the effects of the sale of Comcast UK Cable in October 1998.

      We anticipate that, for the foreseeable future, interest expense will be a significant cost to us and will have a significant adverse effect on our ability to realize net earnings.

      Investment (Income) Expense

      During the year ended December 31, 1999, we sold all 5.8 million shares of the NTL Incorporated ("NTL") common stock that we owned for total proceeds of $498.3 million and recognized a pre-tax gain of $284.2 million.

      In March 1999, AT&T Corp. ("AT&T") merged with Tele-Communications, Inc. ("TCI") with AT&T as the surviving corporation (the "AT&T/TCI Merger"). Upon closing of the AT&T/TCI Merger, we received 3.6 million shares (as adjusted for AT&T's 3-for-2 stock split in April 1999) of AT&T common stock in exchange for the 3.1 million shares of TCI Class A Common Stock held by us and we received
3.6 million shares of Liberty Media Group Class A Tracking Shares for the 2.3 million shares of TCI Ventures Group, Inc. ("TCI Ventures") common stock and the
2.4 million shares of Liberty Media Group Class A Common Stock held by us. As a result of the exchange, we recognized a pre-tax gain of $187.6 million during the year ended December 31, 1999, representing the difference between the fair value of the AT&T stock received and our basis in TCI and TCI Ventures.

      During the years ended December 31, 1999 and 1998, we recorded pre-tax losses of $35.5 million and $152.8 million, respectively, on certain of our investments based on a decline in value that was considered other than temporary.

      Expense Related to Indexed Debt

      The ZONES are being accounted for as an indexed debt instrument since the maturity value is dependent upon the fair value of Sprint PCS Stock. Therefore, the carrying value of the ZONES was increased by $666.0 million during 1999 to reflect the fair value of the underlying Sprint PCS Stock.

      Gain From Equity Offering of Affiliate

      In April 1998 and November 1997, Teleport Communications Group, Inc. ("Teleport") issued shares of its Class A Common Stock. As a result of the stock issuances, we recognized a $157.8 million increase in our proportionate share of Teleport's net assets as a gain from equity offering of affiliate for the year ended December 31, 1998. We recorded our proportionate share of Teleport's net losses one quarter in arrears.

      Other Income

      In May 1999, we received the $1.460 billion MediaOne termination fee, net of transaction costs.

      In October 1998, we recognized a pre-tax gain of $148.3 million on the exchange of our interest in Comcast UK Cable for NTL common stock.

      In November 1998, we recognized a pre-tax gain of $758.5 million on the restructuring of Sprint PCS, representing the difference between the aggregate fair value of the Sprint PCS common stock, convertible preferred stock and warrant received by us and our historical partnership interest in Sprint PCS.

      In July 1998, AT&T completed its merger with Teleport. Upon closing of the merger, we received 36.3 million shares (as adjusted for AT&T's 3-for-2 stock split in April 1999) of AT&T common stock in exchange for the 25.6 million shares of Teleport Class B Common Stock held by us. As a result of the exchange, we recognized a pre-tax gain of $1.092 billion during 1998, representing the difference between the fair value of the AT&T stock received by us and our basis in Teleport.

      Income Tax Expense

      The $129.7 million increase in income tax expense from 1998 to 1999 is primarily the result of the effects of changes in our income before taxes and minority interest and increases in state income taxes of certain of our subsidiaries.

      Minority Interest Income

      The $39.7 million decrease in minority interest income from 1998 to 1999 is attributable to the effects of our acquisition of a controlling interest in Jones Intercable in April 1999, the sale of Comcast UK Cable in October 1998 and to changes in the net income or loss of our other less than 100% owned consolidated subsidiaries.

      Extraordinary Items

      Extraordinary items for the years ended December 31, 1999, 1998 and 1997 consist of unamortized debt issue costs and debt extinguishment costs, net of related tax benefits, expensed in connection with the redemption and refinancing of certain indebtedness.

      We believe that our operations are not materially affected by inflation.

ITEM 8    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA





INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
Comcast Corporation
Philadelphia, Pennsylvania

We have audited the accompanying consolidated balance sheet of Comcast Corporation and its subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity and of cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the consolidated financial statements of QVC, Inc. ("QVC") (a consolidated subsidiary) as of December 31, 1998 and for each of the two years in the period then ended, which statements reflect total assets constituting 14% of the Company's consolidated total assets as of December 31, 1998 and total revenues constituting 47% of the Company's consolidated revenues for each of the years ended December 31, 1998 and 1997. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included in the Company's consolidated financial statements for QVC, is based solely upon the report of such other auditors.

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

In our opinion, based on our audits and the report of other auditors, such consolidated financial statements present fairly, in all material respects, the financial position of Comcast Corporation and its subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with generally accepted accounting principles.



Deloitte & Touche LLP

Philadelphia, Pennsylvania
February 24, 2000

COMCAST CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET
(Dollars in millions, except share data)

                                                                                                    December 31,
                                                                                           1999                     1998
                                                                                       ------------             ------------
ASSETS
CURRENT ASSETS
   Cash and cash equivalents......................................................           $922.2                   $870.7
   Investments....................................................................          7,606.0                  3,653.4
   Accounts receivable, less allowance for doubtful
      accounts of $136.6 and $120.7...............................................            673.3                    549.3
   Inventories, net...............................................................            457.0                    343.8
   Other current assets...........................................................            100.1                    100.2
                                                                                       ------------             ------------
         Total current assets.....................................................          9,758.6                  5,517.4
                                                                                       ------------             ------------
INVESTMENTS.......................................................................          5,548.8                    602.4
                                                                                       ------------             ------------
PROPERTY AND EQUIPMENT............................................................          5,099.0                  3,886.7
   Accumulated depreciation.......................................................         (1,700.9)                (1,362.3)
                                                                                       ------------             ------------
   Property and equipment, net....................................................          3,398.1                  2,524.4
                                                                                       ------------             ------------
DEFERRED CHARGES
   Franchise and license acquisition costs........................................          5,155.7                  4,763.6
   Excess of cost over net assets acquired and other..............................          7,566.4                  3,450.9
                                                                                       ------------             ------------
                                                                                           12,722.1                  8,214.5
   Accumulated amortization.......................................................         (2,742.0)                (2,148.2)
                                                                                       ------------             ------------
   Deferred charges, net..........................................................          9,980.1                  6,066.3
                                                                                       ------------             ------------
                                                                                          $28,685.6                $14,710.5
                                                                                       ============             ============
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts payable and accrued expenses..........................................         $2,786.5                 $1,600.3
   Accrued interest...............................................................            104.5                     73.5
   Net liabilities of discontinued operations.....................................                                     165.2
   Deferred income taxes..........................................................          2,118.6                  1,033.2
   Current portion of long-term debt..............................................            517.5                    113.5
                                                                                       ------------             ------------
         Total current liabilities................................................          5,527.1                  2,985.7
                                                                                       ------------             ------------
LONG-TERM DEBT, less current portion (including adjustment to carrying value of
   $666.0 million and zero).......................................................          8,707.2                  5,464.2
                                                                                       ------------             ------------
DEFERRED INCOME TAXES.............................................................          3,150.5                  1,500.1
                                                                                       ------------             ------------
MINORITY INTEREST AND OTHER.......................................................            959.5                    834.0
                                                                                       ------------             ------------
COMMITMENTS AND CONTINGENCIES.....................................................
COMMON EQUITY PUT OPTIONS.........................................................                                     111.2
                                                                                       ------------             ------------
STOCKHOLDERS' EQUITY
   Preferred stock - authorized, 20,000,000 shares; 5% series A convertible,
      no par value; issued, zero and 6,370 at redemption value....................                                      31.9
      5.25% series B mandatorily redeemable convertible, $1,000 par value;
      issued, 569,640 and 540,690 at redemption value.............................            569.6                    540.7
   Class A special common stock, $1 par value - authorized,
      2,500,000,000 shares; issued, 716,442,482 and 698,395,170 ..................            716.4                    698.4
   Class A common stock, $1 par value - authorized,
      200,000,000 shares; issued, 25,993,380 and 31,690,063.......................             26.0                     31.7
   Class B common stock, $1 par value - authorized,
      50,000,000 shares; issued, 9,444,375........................................              9.4                      9.4
   Additional capital.............................................................          3,527.0                  2,941.7
   Accumulated deficit............................................................           (619.8)                (1,488.2)
   Accumulated other comprehensive income.........................................          6,112.7                  1,049.7
                                                                                       ------------             ------------
         Total stockholders' equity...............................................         10,341.3                  3,815.3
                                                                                       ------------             ------------
                                                                                          $28,685.6                $14,710.5
                                                                                       ============             ============

See notes to consolidated financial statements.

COMCAST CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS
(Amounts in millions, except per share data)

                                                                                        Year Ended December 31,
                                                                                1999              1998              1997
                                                                             ----------        ----------        ----------
REVENUES
   Service income..........................................................    $3,361.8          $2,742.6          $2,385.2
   Net sales from electronic retailing.....................................     2,847.4           2,402.7           2,082.5
                                                                             ----------        ----------        ----------
                                                                                6,209.2           5,145.3           4,467.7
                                                                             ----------        ----------        ----------
COSTS AND EXPENSES
   Operating...............................................................     1,663.1           1,410.3           1,204.1
   Cost of goods sold from electronic retailing............................     1,740.1           1,462.0           1,270.2
   Selling, general and administrative.....................................       926.0             776.3             700.3
   Depreciation............................................................       572.0             463.9             404.1
   Amortization............................................................       644.0             475.7             422.4
                                                                             ----------        ----------        ----------
                                                                                5,545.2           4,588.2           4,001.1
                                                                             ----------        ----------        ----------
OPERATING INCOME...........................................................       664.0             557.1             466.6

OTHER (INCOME) EXPENSE
   Interest expense........................................................       538.3             466.7             458.9
   Investment (income) expense.............................................      (629.5)            187.8            (149.4)
   Expense related to indexed debt.........................................       666.0
   Equity in net (income) losses of affiliates.............................        (1.4)            515.9             343.8
   Gain from equity offering of affiliate..................................                        (157.8)             (7.7)
   Other (income) expense..................................................    (1,409.4)         (2,012.9)              9.7
                                                                             ----------        ----------        ----------
                                                                                 (836.0)         (1,000.3)            655.3
                                                                             ----------        ----------        ----------
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAX
   EXPENSE, MINORITY INTEREST AND EXTRAORDINARY ITEMS......................     1,500.0           1,557.4            (188.7)

INCOME TAX EXPENSE.........................................................       723.7             594.0              70.4
                                                                             ----------        ----------        ----------
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE
   MINORITY INTEREST AND EXTRAORDINARY ITEMS...............................       776.3             963.4            (259.1)

MINORITY INTEREST INCOME...................................................         4.6              44.3              76.2
                                                                             ----------        ----------        ----------
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE
   EXTRAORDINARY ITEMS.....................................................       780.9           1,007.7            (182.9)

GAIN (LOSS) FROM DISCONTINUED OPERATIONS, net of income tax expense
   (benefit) of $166.1 million, ($19.1) million and ($14.8) million........       335.8             (31.4)            (25.6)
                                                                             ----------        ----------        ----------
INCOME (LOSS) BEFORE EXTRAORDINARY ITEMS...................................     1,116.7             976.3            (208.5)

EXTRAORDINARY ITEMS .......................................................       (51.0)             (4.2)            (30.2)
                                                                             ----------        ----------        ----------
NET INCOME (LOSS)..........................................................     1,065.7             972.1            (238.7)

PREFERRED DIVIDENDS........................................................       (29.7)            (29.1)            (14.8)
                                                                             ----------        ----------        ----------
NET INCOME (LOSS) FOR COMMON STOCKHOLDERS..................................    $1,036.0            $943.0           ($253.5)
                                                                             ==========        ==========        ==========
BASIC EARNINGS (LOSS) FOR COMMON STOCKHOLDERS PER COMMON SHARE
   Income (loss) from continuing operations before extraordinary items.....       $1.00             $1.34             ($.29)
   Discontinued operations.................................................         .45              (.04)             (.04)
   Extraordinary items.....................................................        (.07)             (.01)             (.04)
                                                                             ----------        ----------        ----------
   Net income (loss).......................................................       $1.38             $1.29             ($.37)
                                                                             ==========        ==========        ==========
BASIC WEIGHTED AVERAGE NUMBER OF COMMON SHARES  OUTSTANDING................       749.1             733.0             678.0
                                                                             ==========        ==========        ==========
DILUTED EARNINGS (LOSS) FOR COMMON STOCKHOLDERS PER COMMON SHARE
   Income (loss) from continuing operations before extraordinary items.....        $.95             $1.25             ($.29)
   Discontinued operations.................................................         .41              (.03)             (.04)
   Extraordinary items.....................................................        (.06)             (.01)             (.04)
                                                                             ----------        ----------        ----------
   Net income (loss).......................................................       $1.30             $1.21             ($.37)
                                                                             ==========        ==========        ==========
DILUTED WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING...............................................       819.9             806.0             678.0
                                                                             ==========        ==========        ==========

See notes to consolidated financial statements.

COMCAST CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS
(Dollars in millions)

                                                                                              Year Ended December 31,
                                                                                      1999              1998              1997
                                                                                  ------------      ------------      ------------
OPERATING ACTIVITIES
   Net income (loss).............................................................     $1,065.7            $972.1           ($238.7)
   Adjustments to reconcile net income (loss) to net cash provided by operating activities from continuing operations:
      Depreciation...............................................................        572.0             463.9             404.1
      Amortization...............................................................        644.0             475.7             422.4
      Non-cash interest (income) expense, net....................................        (27.8)             29.2              32.3
      Non-cash expense related to indexed debt...................................        666.0
      Equity in net (income) losses of affiliates................................         (1.4)            515.9             343.8
      Gain from equity offering of affiliate.....................................                         (157.8)             (7.7)
      Gains on investments, net and termination fee..............................     (1,917.0)         (1,758.5)            (81.0)
      Minority interest income...................................................         (4.6)            (44.3)            (76.2)
      Discontinued operations....................................................       (335.8)             31.4              25.6
      Extraordinary items........................................................         51.0               4.2              30.2
      Deferred income taxes and other............................................        (31.9)            418.2             (40.6)
                                                                                  ------------      ------------      ------------
                                                                                         680.2             950.0             814.2
      Changes in working capital.................................................        569.2             117.7              30.4
                                                                                  ------------      ------------      ------------

         Net cash provided by operating activities from continuing operations....      1,249.4           1,067.7             844.6
                                                                                  ------------      ------------      ------------

FINANCING ACTIVITIES
   Proceeds from borrowings......................................................      2,786.6           1,938.0           1,951.1
   Retirement and repayment of debt..............................................     (1,368.2)         (1,113.4)         (2,586.6)
   Issuance of preferred stock...................................................                                            500.0
   (Repurchases) issuances of common stock, net..................................        (13.6)             28.9             470.2
   Dividends.....................................................................         (9.4)            (36.0)            (34.0)
   Deferred financing costs......................................................        (51.0)            (16.3)            (16.9)
   Other.........................................................................         (3.0)              8.0               0.1
                                                                                  ------------      ------------      ------------

         Net cash provided by financing activities from continuing operations....      1,341.4             809.2             283.9
                                                                                  ------------      ------------      ------------

INVESTING ACTIVITIES
   Acquisitions, net of cash acquired............................................       (755.2)           (309.7)           (170.1)
   Proceeds from termination fee, net............................................      1,460.0
   (Purchases of) proceeds from short-term investments, net......................     (1,035.5)            145.9              45.6
   Capital contributions to and purchases of investments.........................     (2,012.2)           (202.1)           (268.7)
   Proceeds from sales of and distributions from investments.....................        599.8              23.6             171.1
   Proceeds from investees' repayments of loans..................................                           74.7              30.6
   Capital expenditures..........................................................       (893.8)           (898.9)           (795.5)
   Sale of subsidiary, net of cash sold..........................................        361.1            (140.4)
   Additions to deferred charges.................................................       (263.5)           (108.4)            (58.8)
                                                                                  ------------      ------------      ------------

         Net cash used in investing activities from continuing operations........     (2,539.3)         (1,415.3)         (1,045.8)
                                                                                  ------------      ------------      ------------


INCREASE IN CASH AND CASH EQUIVALENTS - CONTINUING
   OPERATIONS....................................................................         51.5             461.6              82.7

CASH AND CASH EQUIVALENTS, beginning of year.....................................        870.7             409.1             326.4
                                                                                  ------------      ------------      ------------

CASH AND CASH EQUIVALENTS, end of year...........................................       $922.2            $870.7            $409.1
                                                                                  ============      ============      ============

See notes to consolidated financial statements.

COMCAST CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(Dollars in millions, except per share data)

                                                 Preferred Stock            Common Stock
                                                ------------------ ----------------------------
                                                Series   Series    Class A                         Additional   Accumulated
                                                   A        B      Special    Class A   Class B     Capital       Deficit
                                                ------- -------   --------    -------   -------    ----------   -----------

BALANCE, JANUARY 1, 1997........................  $31.9            $609.4      $34.0      $8.8      $2,000.5      ($2,127.1)
Comprehensive income (loss):
   Net loss.....................................                                                                     (238.7)
   Unrealized gains on marketable securities,
      net of deferred taxes of $75.8............
   Cumulative translation adjustments...........
Total comprehensive loss........................
   Issuance of common stock.....................                     49.8                              450.5
   Issuance of preferred stock..................          500.0
   Exercise of options..........................                      2.0                               13.8
   Conversion of convertible subordinated
      debt to common stock......................                     16.8                              201.7
   Retirement of common stock...................                     (3.4)      (2.2)                  (19.5)         (17.7)
   Cash dividends, common, $.0467 per share.....                                                                      (32.4)
   Cash dividends, Series A preferred...........                                                        (1.6)
   Series B preferred dividends.................           13.2                                        (13.2)
   Temporary equity related to put options......                                                        38.2
   Proceeds from sales and extensions of put
     options ...................................                                                         2.6
                                                -------  ------    ------     ------    ------     ---------    -----------

BALANCE, DECEMBER 31, 1997......................   31.9   513.2     674.6       31.8       8.8       2,673.0       (2,415.9)
Comprehensive income:
   Net income...................................                                                                      972.1
   Unrealized gains on marketable securities,
      net of deferred taxes of $489.4...........
   Cumulative translation adjustments...........
Total comprehensive income......................
   Conversion of convertible subordinated debt
      to common stock...........................                     20.8                              336.8
   Exercise of options..........................                      3.4                  0.6          31.8
   Retirement of common stock...................                     (0.4)      (0.1)                   (2.4)         (10.0)
   Cash dividends, common, $.0467 per share.....                                                                      (34.4)
   Cash dividends, Series A preferred...........                                                        (1.6)
   Series B preferred dividends.................           27.5                                        (27.5)
   Temporary equity related to put options......                                                       (79.8)
   Proceeds from sales of put options...........                                                        11.4
                                                -------  ------    ------     ------    ------     ---------    -----------

BALANCE, DECEMBER 31, 1998......................   31.9   540.7     698.4       31.7       9.4       2,941.7       (1,488.2)
Comprehensive income:
   Net income...................................                                                                    1,065.7
   Unrealized gains on marketable securities,
      net of deferred taxes of $2,730.2.........
   Cumulative translation adjustments...........
Total comprehensive income......................
   Acquisition..................................                      8.5                              283.2
   Exercise of options..........................                      2.2                               23.7
   Conversion of Series A preferred.............  (31.9)              2.7                               29.2
   Retirement of common stock...................                                (0.8)                   (4.6)         (25.3)
   Cash dividends, Series A preferred...........                                                        (0.8)
   Series B preferred dividends.................           28.9                                        (28.9)
   Share exchange...............................                      4.6       (4.9)                  172.3         (172.0)
   Temporary equity related to put options......                                                       111.2
                                                -------  ------    ------     ------    ------     ---------    -----------

BALANCE, DECEMBER 31, 1999......................$        $569.6    $716.4      $26.0      $9.4      $3,527.0        ($619.8)
                                                =======  ======    ======     ======    ======     =========    ===========

                                                            Accumulated Other
                                                      Comprehensive Income (Loss)
                                                 -------------------------------------

                                                 Unrealized
                                                  Gains on     Cumulative
                                                 Marketable    Translation
                                                 Securities    Adjustments      Total
                                                -----------   ------------     -------
BALANCE, JANUARY 1, 1997........................       $0.1          ($6.0)     $551.6
Comprehensive income (loss):
   Net loss.....................................
   Unrealized gains on marketable securities,
      net of deferred taxes of $75.8............      140.6
   Cumulative translation adjustments...........                      (5.6)
Total comprehensive loss........................                                (103.7)
   Issuance of common stock.....................                                 500.3
   Issuance of preferred stock..................                                 500.0
   Exercise of options..........................                                  15.8
   Conversion of convertible subordinated
      debt to common stock......................                                 218.5
   Retirement of common stock...................                                 (42.8)
   Cash dividends, common, $.0467 per share.....                                 (32.4)
   Cash dividends, Series A preferred...........                                  (1.6)
   Series B preferred dividends.................
   Temporary equity related to put options......                                  38.2
   Proceeds from sales and extensions of put
     options ...................................                                   2.6
                                                -----------    -----------   ---------

BALANCE, DECEMBER 31, 1997......................      140.7          (11.6)    1,646.5
Comprehensive income:
   Net income...................................
   Unrealized gains on marketable securities,
      net of deferred taxes of $489.4...........      908.8
   Cumulative translation adjustments...........                      11.8
Total comprehensive income......................                               1,892.7
   Conversion of convertible subordinated debt
      to common stock...........................                                 357.6
   Exercise of options..........................                                  35.8
   Retirement of common stock...................                                 (12.9)
   Cash dividends, common, $.0467 per share.....                                 (34.4)
   Cash dividends, Series A preferred...........                                  (1.6)
   Series B preferred dividends.................
   Temporary equity related to put options......                                 (79.8)
   Proceeds from sales of put options...........                                  11.4
                                                -----------    -----------   ---------

BALANCE, DECEMBER 31, 1998......................    1,049.5            0.2     3,815.3
Comprehensive income:
   Net income...................................
   Unrealized gains on marketable securities,
      net of deferred taxes of $2,730.2.........    5,070.3
   Cumulative translation adjustments...........                     (7.3)
Total comprehensive income......................                               6,128.7
   Acquisition..................................                                 291.7
   Exercise of options..........................                                  25.9
   Conversion of Series A preferred.............
   Retirement of common stock...................                                 (30.7)
   Cash dividends, Series A preferred...........                                  (0.8)
   Series B preferred dividends.................
   Share exchange...............................
   Temporary equity related to put options......                                 111.2
                                                -----------    -----------   ---------

BALANCE, DECEMBER 31, 1999......................   $6,119.8          ($7.1)  $10,341.3
                                                ===========    ===========   =========

See notes to consolidated financial statements.

COMCAST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


1.    BUSINESS

      Comcast Corporation and its subsidiaries (the "Company") is principally involved in three lines of business: cable, commerce and content.

      The Company's cable communications business is principally involved in the development, management and operation of broadband cable networks in the United States ("US"). The Company's consolidated cable operations served approximately 5.7 million subscribers and passed approximately 9.5 million homes as of December 31, 1999.

      Commerce is provided through the Company's consolidated subsidiary, QVC, Inc. ("QVC"). Through QVC, an electronic retailer, the Company markets a wide variety of products directly to consumers primarily on merchandise-focused television programs. QVC was available, on a full and part-time basis, to over 72 million homes in the US, over 8 million homes in the United Kingdom ("UK") and Ireland and over 17 million homes in Germany as of December 31, 1999.

      Content is provided through the Company's consolidated subsidiaries including Comcast-Spectacor, Comcast SportsNet and E! Entertainment Television, Inc. ("E! Entertainment"), and through other programming investments including The Golf Channel, Speedvision and Outdoor Life. Comcast SportsNet is a 24-hour regional sports programming network which provides sports related programming, including the Philadelphia Flyers NHL hockey team, the Philadelphia 76ers NBA basketball team and the Philadelphia Phillies MLB baseball team to approximately 2.7 million subscribers in the Philadelphia region. E! Entertainment is a 24-hour network with programming dedicated to the world of entertainment with distribution to approximately 60 million subscribers as of December 31, 1999.

      Stock Split
      On March 3, 1999, the Company's board of directors authorized an increase in the number of authorized shares of the Company's Class A Special Common Stock from 500 million shares to 2.5 billion shares. On that date, the Company's board of directors also authorized a two-for-one stock split in the form of a 100% stock dividend (the "Stock Split") payable on May 5, 1999 to shareholders of record on April 20, 1999. The dividend was paid in Class A Special Common Stock to the holders of Class A Common, Class A Special Common and Class B Common Stock. The average number of shares outstanding and related prices, per share amounts, share conversions and stock option data have been retroactively restated to reflect the Stock Split. The Company's board of directors also eliminated the quarterly cash dividend of $.0117 per share on all classes of its common stock. The last quarterly cash dividend was paid in March 1999.

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

      Fair Values
      The estimated fair value amounts presented in these notes to consolidated financial statements have been determined by the Company using available market information and appropriate methodologies. However,

COMCAST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997 (Continued)


      considerable judgment is required in interpreting market data to develop the estimates of fair value. The estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. Such fair value estimates are based on pertinent information available to management as of December 31, 1999 and 1998, and have not been comprehensively revalued for purposes of these consolidated financial statements since such dates.

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

      Investments in entities in which the Company has the ability to exercise significant influence over the operating and financial policies of the investee are accounted for under the equity method. Equity method investments are recorded at original cost and adjusted periodically to recognize the Company's proportionate share of the investees' net income or losses after the date of investment, additional contributions made and dividends received. The differences between the Company's recorded investments and its proportionate interests in the book value of the investees' net assets are being amortized to equity in net income or loss, primarily over a period of 20 years, which is consistent with the estimated lives of the underlying assets.

      Unrestricted publicly traded investments are classified as available for sale and recorded at their fair value, with unrealized gains or losses resulting from changes in fair value between measurement dates recorded as a component of other comprehensive income.

      Restricted publicly traded investments and investments in privately held companies are stated at cost, adjusted for any known diminution in value (see Note 4).

      Property and Equipment
      Property and equipment are stated at cost. Depreciation is provided by the straight-line method over estimated useful lives as follows:

           Buildings and improvements........................8-40 years
           Operating facilities..............................5-20 years
           Other equipment...................................2-10 years

      Improvements that extend asset lives are capitalized; other repairs and maintenance charges are expensed as incurred. The cost and related accumulated depreciation applicable to assets sold or retired are removed from the accounts and the gain or loss on disposition is recognized as a component of depreciation expense.

      Capitalized Costs
      Interest is capitalized as part of the historical cost of acquiring qualifying assets, including investments in equity method investees while the investee has activities in progress necessary to commence its planned principal operations. Capitalized interest for the year ended December 31, 1997 was $18.0 million. The costs associated with

COMCAST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997 (Continued)


      the construction of cable transmission and distribution facilities and new cable service installations are capitalized. Costs include all direct labor and materials as well as certain indirect costs.

      Deferred Charges
      Franchise and license acquisition costs are amortized on a straight-line basis over their legal or estimated useful lives of 3 to 40 years. The excess of cost over the fair value of net assets acquired is being amortized on a straight- line basis over estimated useful lives of 20 to 40 years.

      Valuation of Long-Lived Assets
      The Company periodically evaluates the recoverability of its long-lived assets, including property and equipment and deferred charges, using objective methodologies whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Such methodologies include evaluations based on the cash flows generated by the underlying assets, profitability information, including estimated future operating results, trends or other determinants of fair value. If the total of the expected future undiscounted cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and the carrying value of the asset.

      Foreign Currency Translation
      Assets and liabilities of the Company's foreign subsidiaries, where the functional currency is the local currency, are translated into US dollars at the December 31 exchange rate. The related translation adjustments are recorded as a component of other comprehensive income. Revenues and expenses are translated using average exchange rates prevailing during the year. Foreign currency transaction gains and losses are included in other (income) expense.

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

      Investment Income
      Investment income includes interest income and gains, net of losses, on the sales of marketable securities and long- term investments. Gross realized gains and losses are recognized using the specific identification method (see Note 4). Investment income also includes impairment losses resulting from adjustments to the net realizable value of certain of the Company's long-term investments.

COMCAST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997 (Continued)


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

      Derivative Financial Instruments
      The Company uses derivative financial instruments, including interest rate exchange agreements ("Swaps"), interest rate cap agreements ("Caps") and interest rate collar agreements ("Collars") to manage its exposure to fluctuations in interest rates, and common stock option contracts to manage its exposure to fluctuations in the price of its Class A Special Common Stock ("Comcast Put Options"). The Company also enters into call options on certain of its investments in equity securities ("Covered Call Options").

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

      Proceeds from sales of Comcast Put Options are recorded in stockholders' equity and an amount equal to the redemption price of the common stock is reclassified from permanent equity to temporary equity. Subsequent changes in the market value of Comcast Put Options are not recorded. Covered Call Options are marked to market on a current basis with the result included in investment (income) expense in the Company's consolidated statement of operations.

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

      New Accounting Pronouncement
      In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivatives and hedging activities. Upon the adoption of SFAS No. 133, all derivatives are required to be recognized in the statement of financial position as either assets or liabilities and measured at fair value. In July 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral

COMCAST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997 (Continued)


      of the Effective Date of FASB Statement No. 133 - an amendment of FASB Statement No. 133" deferring the effective date for implementation of SFAS No. 133 to fiscal years beginning after June 15, 2000. The Company is currently evaluating the impact the adoption of SFAS No. 133 will have on its financial position and results of operations.

      Earnings (Loss) for Common Stockholders Per Common Share
      Earnings (loss) for common stockholders per common share is computed by dividing net income (loss), after deduction of preferred stock dividends, when applicable, by the weighted average number of common shares outstanding during the period on a basic and diluted basis. The following table reconciles the numerator and denominator of the computations of diluted earnings (loss) for common stockholders per common share ("Diluted EPS") for the years ended December 31, 1999, 1998 and 1997, respectively.

                                                                       (Amounts in millions, except per share data)
                                                                                        Year Ended
                                                                                        December 31,
                                                                               1999         1998         1997
                                                                          ------------   ----------   ---------
    Net income (loss) for common stockholders.............................    $1,036.0       $943.0     ($253.5)

    Dilutive securities effect on net income (loss) for common
       stockholders.......................................................                      1.0

    Preferred dividends...................................................        29.7         29.1
                                                                            ----------    ---------    --------
    Net income (loss) for common stockholders used for
       Diluted EPS........................................................    $1,065.7       $973.1     ($253.5)
                                                                            ==========    =========    ========
    Weighted average number of common shares outstanding..................       749.1        733.0       678.0

    Dilutive securities:
          1 1/8% discount convertible subordinated debentures,
            redeemed March 1998...........................................                      5.0

          Series A and B convertible preferred stock......................        44.0         45.2

          Stock option and restricted stock plans.........................        26.8         22.8
                                                                            ----------    ---------    --------
    Diluted weighted average number of common shares
       outstanding........................................................       819.9        806.0       678.0
                                                                            ==========    =========    ========
    Diluted earnings (loss) for common stockholders per
       common share.......................................................       $1.30        $1.21       ($.37)
                                                                            ==========    =========    ========

      Comcast Put Options on a weighted average 2.7 million shares and 2.9 million shares of its Class A Special Common Stock (see Note 6) were outstanding during the years ended December 31, 1999 and 1998 but were not included in the computation of Diluted EPS as the Comcast Put Options' exercise price was less than the average market price of the Company's Class A Special Common Stock during the periods.

      For the year ended December 31, 1997, the Company's potential common shares of 106.4 million shares have an antidilutive effect on loss for common stockholders per common share and, therefore, have not been used in determining the total weighted average number of common shares outstanding.

      Reclassifications
      Certain reclassifications have been made to the prior years' consolidated financial statements to conform to those classifications used in 1999.

COMCAST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997 (Continued)


3.    ACQUISITIONS AND OTHER SIGNIFICANT EVENTS

      Acquisition of Lenfest Communications, Inc.
      In January 2000, the Company acquired Lenfest Communications, Inc. ("Lenfest"), a cable communications company serving approximately 1.3 million subscribers primarily in the Philadelphia area from AT&T Corp. ("AT&T") and the Lenfest stockholders for approximately 121.4 million shares of the Company's Class A Special Common Stock with a value of $6.077 billion. In connection with the acquisition, the Company assumed approximately $1.777 billion of debt.

      Acquisition of CalPERS' Interest in Jointly Owned Cable Properties
      In February 2000, the Company acquired the California Public Employees Retirement System's ("CalPERS") 45% interest in Comcast MHCP Holdings, L.L.C. ("Comcast MHCP"), a 55% owned consolidated subsidiary of the Company which serves approximately 642,000 cable subscribers in Michigan, New Jersey and Florida pursuant to an agreement entered into in December 1999. In February 2000, the acquisition closed and, as a result, the Company now owns 100% of Comcast MHCP. The consideration was $750.0 million in cash.

      Jones Intercable Agreement
      In May 1998, the Company agreed to purchase from BCI Telecom Holding ("BTH") 6.4 million Class A Common Shares in Jones Intercable, Inc. ("Jones Intercable"), and a 49% interest in the BTH subsidiaries which were to continue to own BTH's remaining 6.4 million shares of Jones Intercable Class A Common Stock. At the same time, the Company agreed to acquire approximately 2.9 million shares of Common Stock of Jones Intercable (the "Control Shares"), if and when acquired by BTH from affiliates of Jones Intercable's controlling shareholder under an existing option (the "Control Option") to acquire such shares (which absent extraordinary circumstances would not have been exercisable until December
      2001). The Company was to purchase the remaining 51% of the BTH subsidiaries when the Control Shares were acquired. The Company, BTH, Jones Intercable and Jones Intercable's controlling shareholder agreed in August 1998 to accelerate the Control Option to permit its early exercise and the early closing of the transactions with BTH. The transaction closed in April 1999. The Company paid $706.3 million in cash to acquire the 12.8 million shares of Jones Intercable Class A Common Stock and the Control Shares. In connection with the acquisition, the Company assumed $1.499 billion of Jones Intercable debt (see Note 5). In June 1999, the Company purchased an additional 1.0 million shares of Jones Intercable Class A Common Stock for $50.0 million through a private transaction. As a result, the Company controls 39.6% of the economic and 48.3% of the voting interest in Jones Intercable. In addition, the Control Shares represent shares having the right to elect approximately 75% of the Board of Directors of Jones Intercable. The share acquisitions were funded with available cash and cash equivalents. Jones Intercable is a public company, which owns cable operations serving approximately 1.1 million subscribers. The acquisition was accounted for under the purchase method of accounting. As such, the operating results of Jones Intercable have been included in the Company's consolidated statement of operations from the acquisition date. The allocation of the purchase price to the assets and liabilities of Jones Intercable is preliminary pending completion of final appraisals.

      In December 1999, the Company entered into a definitive merger agreement with Jones Intercable to acquire all of the remaining shares of Jones Intercable not currently owned by the Company. Under the terms of the merger agreement, Jones Intercable shareholders will receive 1.4 shares of the Company's Class A Special Common Stock for each share of Jones Intercable Class A Common Stock and Common Stock. As a result of the merger, the Company will own 100% of Jones Intercable. The Company expects that the merger, which is subject to shareholder approval, will close in the first quarter of 2000.

      Time Warner Agreement
      In November 1999, the Company entered into an agreement to exchange certain of the Company's cable communications systems with Time Warner Cable ("Time Warner"), a division of Time Warner Entertainment Company, L.P. Under the terms of the agreement, the Company will receive cable communications systems serving approximately 120,000 subscribers. In exchange, Time Warner will receive systems that the Company currently

COMCAST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997 (Continued)


      owns serving approximately 133,000 subscribers. At closing, Time Warner will pay the Company an equalizing payment of $31.2 million, reflecting the agreed upon difference in fair value of the Time Warner assets and the Company's assets to be exchanged, subject to adjustment. The transaction is subject to customary closing conditions and regulatory approvals and is expected to close in the second quarter of 2000.

      Prime Communications Agreement
      In December 1998, the Company agreed to invest in Prime Communications LLC ("Prime"), a cable communications company serving approximately 430,000 subscribers. Pursuant to the terms of this agreement, in December 1998 the Company acquired from Prime a $50.0 million 12.75% subordinated note due 2008 issued by Prime. In July 1999, the Company made a loan to Prime in the form of a $733.5 million 6% ten year note, convertible into 90% of the equity of Prime. In November 1999, the Company made an additional $20.0 million loan to Prime (on the same terms as the original loan), and delivered a notice of the Company's intention to convert the 6% note. The note will be converted upon receipt of customary closing conditions and required regulatory approvals, which are expected to be obtained in the second quarter of 2000. The owners of Prime have agreed that at the time of conversion, they will sell their remaining 10% equity interest in Prime to the Company, for approximately $82.0 million, plus accrued interest from July 1999 at 7% per annum. As a result, the Company would then own 100% of Prime and assume management control of Prime's operations. Upon closing, the Company will assume approximately $550 million of Prime's debt.

      Sale of Comcast Cellular Corporation
      In July 1999, the Company sold Comcast Cellular Corporation ("Comcast Cellular") to SBC Communications, Inc. for $361.1 million in cash and the assumption of $1.315 billion of Comcast Cellular debt, and recognized a gain on the sale of $355.9 million, net of income tax expense. The results of operations of Comcast Cellular have been presented as a discontinued operation in accordance with Accounting Principles Board ("APB") Opinion 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." During the year ended December 31, 1999, the Company recognized losses from discontinued operations of $20.1 million.

      Acquisition of Greater Philadelphia Cablevision, Inc.
      In June 1999, the Company acquired Greater Philadelphia Cablevision, Inc. ("Greater Philadelphia"), a cable communications company serving approximately 79,000 subscribers in Philadelphia, Pennsylvania, from Greater Media, Inc. for approximately 8.5 million shares of the Company's Class A Special Common Stock with a value of $291.7 million. The acquisition was accounted for under the purchase method of accounting. As such, the operating results of Greater Philadelphia have been included in the Company's consolidated statement of operations from the acquisition date. The allocation of the purchase price to the assets and liabilities of Greater Philadelphia is preliminary pending a final appraisal. As the consideration given in exchange for Greater Philadelphia was shares of the Company's Class A Special Common Stock, the Greater Philadelphia
      acquisition had no significant impact on the Company's consolidated statement of cash flows.

      AT&T Agreement
      In May 1999, the Company entered into an agreement with AT&T to exchange various cable communications systems. Under the terms of the agreement, the Company will receive cable communications systems serving approximately 1.5 million subscribers. In exchange, AT&T will receive systems that the Company currently owns or will acquire serving 750,000 subscribers. At closing, the Company will pay AT&T an equalizing payment of approximately $3.4 billion (subject to adjustment based on the actual number of net subscribers acquired and the per subscriber price of certain subscribers) for the 750,000 net subscribers to be acquired as a result of the exchanges. The Company will pay for the net subscribers acquired in connection with the exchanges with shares of AT&T common stock that the Company currently owns or may acquire and other securities or assets which would permit the exchanges to be tax-free to the maximum extent possible. The agreed upon value of any AT&T common stock used in the exchange that was owned by the Company at the time of the agreement is $54.41 per share.

COMCAST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997 (Continued)


      Under  the  terms of the  agreement,  the  Company  also  agreed  to offer
      AT&T-branded residential wireline telephony in the Company's cable communications system markets, provided AT&T has concluded separate residential telephony agreements with at least two other non-AT&T affiliated multi-system cable operators. AT&T has agreed to grant the Company the most favorable terms AT&T has reached with any of those or other multi-system cable operators.

      The majority of the exchanges are contingent upon the completion of AT&T's acquisition of MediaOne Group, Inc. ("MediaOne"), which is expected to close in 2000, subject to customary closing conditions and regulatory approvals.

      Adelphia Agreement
      In May 1999, the Company entered into an agreement to exchange certain cable communications systems with Adelphia Communications ("Adelphia"). Under the terms of the agreement, the Company will receive approximately 464,000 cable subscribers from Adelphia. In exchange, Adelphia will receive cable communications systems currently owned by the Company serving approximately 440,000 subscribers. All of the systems involved in the system exchanges will be valued based upon independent appraisals with any difference in relative value to be funded with cash or additional cable communications systems. The transaction is subject to customary closing and regulatory approvals and is expected to close in the third quarter of 2000.

      MediaOne Agreement
      In March 1999, the Company entered into an Agreement and Plan of Merger with MediaOne pursuant to which MediaOne was to be merged with the Company. Under the terms of that agreement, MediaOne could terminate the agreement under certain conditions, provided that it pay the Company a termination fee of $1.5 billion in cash. In April 1999, AT&T submitted an offer to purchase MediaOne. In May 1999, the MediaOne board of directors notified the Company that it had determined that the AT&T offer was superior to the Company's offer. MediaOne then terminated the agreement and paid the Company the termination fee. The termination fee is included in other income in the Company's consolidated statement of operations, net of transaction costs, for the year ended December 31, 1999.

      Acquisition of E! Entertainment
      In March 1997, the Company, through Comcast Entertainment Holdings LLC ("Entertainment Holdings"), which is owned 50.1% by the Company and 49.9% by The Walt Disney Company ("Disney"), purchased a 58.4% interest in E! Entertainment from Time Warner, Inc. for $321.9 million. The acquisition was funded by cash contributions to Entertainment Holdings by the Company and Disney of $132.8 million and $189.1 million, respectively. In connection with the acquisition, the Company contributed its 10.4% interest in E! Entertainment to Entertainment Holdings. To fund the cash contribution to Entertainment Holdings, the Company borrowed $132.8 million from Disney in the form of two 10-year, 7% notes (the "Disney Notes").

      In December 1997, Entertainment Holdings extended its carriage agreement and acquired the 10.4% interest in E! Entertainment held by Cox Communications, Inc. ("Cox") for $57.1 million. The acquisition was funded by cash contributions to Entertainment Holdings by the Company and Disney of $28.6 million and $28.5 million, respectively. As of December 31, 1999 and 1998, Entertainment Holdings owns a 79.2% interest in E! Entertainment.

      The Company accounted for the acquisitions under the purchase method of accounting. As such, the operating results of E! Entertainment have been included in the Company's consolidated statement of operations from the acquisition date.

      Microsoft Investment
      In  June  1997,  the  Company  and  Microsoft  Corporation   ("Microsoft")
      completed a Stock Purchase Agreement. Microsoft purchased and the Company issued approximately 49.2 million shares of the Company's Class A Special

COMCAST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997 (Continued)


      Common Stock at $10.15 per share, for $500.0 million and 500,000 shares of the Company's 5.25% Series B Mandatorily Redeemable Convertible Preferred Stock, par value $1,000 per share (the "Series B Preferred Stock"), for $500.0 million (see Note 6).

4.    INVESTMENTS

                                                                                 December 31,
                                                                       1999                       1998
                                                                   ------------               ------------
                                                                          (Dollars in millions)
      Fair value method........................................       $11,972.1                   $4,170.0
      Cost method..............................................         1,134.6                       74.7
      Equity method............................................            48.1                       11.1
                                                                   ------------               ------------
                  Total investments............................        13,154.8                    4,255.8

      Less, current investments................................         7,606.0                    3,653.4
                                                                   ------------               ------------
      Non-current investments..................................        $5,548.8                     $602.4
                                                                   ============               ============

      Fair Value Method
      The Company holds unrestricted equity investments in certain publicly traded companies, with an historical cost (including $1.999 billion of pre-tax gains recognized during 1999 and 1998, respectively) of $2.558 billion and $2.555 billion as of December 31, 1999 and 1998, respectively. The unrealized pre-tax gains on these investments as of December 31, 1999 and 1998 of $9.414 billion and $1.615 billion, respectively, have been reported in the Company's consolidated balance sheet as a component of other comprehensive income, net of related deferred income tax expense of $3.294 billion and $565.1 million, respectively.

      Sprint PCS. The Company, Cox, Tele-Communications, Inc. ("TCI," and together with the Company and Cox, the "Cable Partners") and Sprint Corporation ("Sprint") engaged in the wireless communications business through a limited partnership known as "Sprint PCS."

      In November 1998, Sprint assumed ownership and management control of Sprint PCS and issued a new class of Sprint stock (the "Sprint PCS Stock") to track the performance of Sprint's combined wireless operations. In exchange for its 15% interest in Sprint PCS, the Company received approximately 47.2 million shares of unregistered Series 2 Sprint PCS common stock, 61,726 shares of Sprint PCS preferred stock (convertible into approximately 2.0 million shares of unregistered Series 2 Sprint PCS common stock) and a warrant to purchase approximately 3.0 million shares of unregistered Series 2 Sprint PCS common stock at $24.02 per share. As a result of the exchange, the Company recognized a pre-tax gain of $758.5 million during the year ended December 31, 1998 representing the difference between the aggregate fair value of the Sprint PCS common stock, convertible preferred stock and warrant, and the Company's basis in Sprint PCS. This gain is included in other income in the Company's consolidated statement of operations. The Company has registration rights, subject to customary restrictions, which will allow the Company to sell the Sprint PCS Stock received.

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

      As of December 31, 1999 and 1998, the Company has recorded its investment in Sprint PCS at its estimated fair value of $4.234 billion and $1.195 billion, respectively (see Note 5).

COMCAST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997 (Continued)


      Equity Price Risk
      During the year ended December 31, 1999, the Company entered into cashless collar agreements (the "Equity Collars") covering $1.365 billion notional amount of investment securities accounted for at fair value. The Equity
      Collars  limit  the   Company's   exposure  to  and  benefits  from  price
      fluctuations in the underlying equity securities. The Equity Collars mature between 2001 and 2003. As the Company accounts for the Equity Collars as a hedge, changes in the value of the Equity Collars are substantially offset by changes in the value of the underlying investment securities which are also marked-to-market through accumulated other comprehensive income in the Company's consolidated balance sheet.

      AT&T. In July 1998, AT&T merged with Teleport Communications Group Inc. ("Teleport") with AT&T as the surviving corporation. Upon closing of the transaction, the Company received approximately 36.3 million shares of unregistered AT&T common stock (as adjusted for AT&T's 3-for-2 stock split in April 1999) in exchange for the approximately 25.6 million shares of Teleport Class B Common Stock held by the Company. As a result of the exchange, the Company recognized a pre-tax gain of $1.092 billion during the year ended December 31, 1998, representing the difference between the fair value of the AT&T stock received and the Company's basis in Teleport. Such gain is included in other income in the Company's consolidated statement of operations. The Company has registration rights, subject to customary restrictions, which allow the Company to effect a registration of the AT&T shares received.

      In March 1999, AT&T merged with TCI, with AT&T as the surviving corporation (the "AT&T/TCI Merger"). Upon closing of the AT&T/TCI Merger, the Company received approximately 3.6 million shares (as adjusted for AT&T's 3-for-2 stock split in April 1999) of AT&T common stock in exchange for the approximately 3.1 million shares of TCI Class A Common Stock held by the Company and the Company received approximately 3.6 million shares of Class A Liberty Media Group Tracking Shares for the approximately 2.3 million shares of TCI Ventures Group, Inc. ("TCI Ventures") common stock and the approximately 2.4 million shares of Liberty Media Group Class A Common Stock held by the Company. As a result of the exchange, the Company recognized a pre-tax gain of $187.6 million during the year ended December 31, 1999, representing the difference between the fair value of the stock received and the Company's basis in TCI and TCI Ventures. Such gain is included in investment income in the Company's consolidated statement of operations.

      As of December 31, 1999 and 1998, the Company has recorded its investment in AT&T at its estimated fair value of $2.026 billion and $1.830 billion, respectively.

      Internet Capital Group. In August 1999, Internet Capital Group ("ICG"), an investee of the Company previously accounted for under the cost method, completed an initial public offering of its common stock. ICG is an Internet holding company engaged in managing and operating a network of business-to-business e-commerce companies. As of December 31, 1999, the Company holds approximately 23.7 million shares of ICG common stock and warrants and options to purchase approximately 0.6 million shares of ICG common stock. As of December 31, 1999, the Company has recorded its investment in ICG at its estimated fair value of $4.127 billion.

      Excite@Home. Excite@Home provides Internet services to subscribers and businesses over the cable communications infrastructure in a limited number of cities in the US. As of December 31, 1999 and 1998 (as adjusted for Excite@Home's two-for-one stock split in May 1999), the Company holds approximately 29.1 million shares of Excite@Home Series A Common Stock (the "Excite@Home Series A Stock") and warrants and options to purchase an additional 0.6 million shares of Excite@Home Series A Stock. As of December 31, 1999 and 1998, 30% and 55% of the Excite@Home Series A shares held by the Company were contractually restricted shares (the "Restricted Shares") and 70% and 45% of the Excite@Home Series A shares held by the Company were unrestricted shares (the "Unrestricted Shares"). The Company has recorded the Restricted Shares at their historical cost of $0.6 million and $1.1 million, respectively, and the Unrestricted Shares and warrants, which are classified as available for sale, at their estimated fair value of $918.0 million and $486.4 million, respectively, as of December 31, 1999 and 1998.

COMCAST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997 (Continued)


      NTL Incorporated. In October 1998, the Company received approximately 4.8 million shares of NTL Incorporated ("NTL") common stock, an alternative telecommunications company in the UK, in exchange for all of the shares of Comcast UK Cable Partners Limited ("Comcast UK Cable"), a consolidated subsidiary of the Company, held by the Company. As a result of the exchange, the Company recognized a pre-tax gain of $148.3 million during the year ended December 31, 1998, representing the difference between the fair value of the NTL common stock received and the Company's basis in Comcast UK Cable. Such gain is included in other income in the Company's consolidated statement of operations. As of December 31, 1998, the Company recorded its investment in NTL at its estimated fair value of $272.1 million. During the year ended December 31, 1999, the Company sold all 5.8 million shares (as adjusted for NTL's 5-for-4 stock split in October 1999) of its NTL common stock for total proceeds of $498.3 million and recognized a pre-tax gain of $284.2 million. Such gain is included in investment income in the Company's consolidated statement of operations.

      During the years ended December 31, 1999 and 1997, the Company recognized pre-tax gains of $323.0 million and $33.3 million, respectively, on sales of certain of its other fair value method investments. These gains were recorded as a reclassification from other comprehensive income to investment income.

      Cost Method
      It is not practicable to estimate the fair value of the Company's investments in privately held companies, accounted for under the cost method, due to a lack of quoted market prices and excessive costs involved in determining such fair value.

COMCAST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997 (Continued)


      Equity Method
      The Company records its proportionate interests in the net income (loss) of certain of its equity method investees three months in arrears. The Company's recorded investments exceed its proportionate interests in the book value of the investees' net assets by $78.0 million as of December 31, 1999 (primarily related to the investment in The Golf Channel). Such excess is being amortized to equity in net income or loss, primarily over a period of 20 years, which is consistent with the estimated lives of the underlying assets. The original cost of investments accounted for under the equity method totaled $235.6 million and $215.3 million as of December 31, 1999 and 1998, respectively. Summarized financial information is not presented for Sprint PCS, Teleport or Birmingham Cable Corporation Limited and Cable London, PLC (together, the "UK Investees") as of December 31, 1999 and 1998 or for the year ended December 31, 1999, as such investments are no longer accounted for under the equity method. Summarized financial information for the Company's equity method investees for the years ended December 31, 1998 and 1997 is as follows (dollars in millions).

                                              Sprint                             UK           Comcast
                                                PCS           Teleport       Investees       Spectacor       Other        Combined
                                            ----------       ---------       ----------      ---------    ----------     ---------
Year Ended December 31, 1998:

   Combined Results of Operations
      Revenues, net........................   $1,136.5          $605.8           $197.8                       $638.6      $2,578.7
      Operating, selling, general and
         administrative expenses...........    2,587.6           558.7            153.3                        653.8       3,953.4
      Depreciation and amortization........      749.5           163.4             69.7                         69.1       1,051.7
      Operating loss.......................   (2,200.6)         (116.3)           (25.2)                       (84.3)     (2,426.4)
      Net loss (a).........................   (2,572.8)         (190.6)           (78.8)                      (134.2)     (2,976.4)

   Company's Equity in Net Loss
      Equity in current period net loss....    ($385.9)         ($27.2)          ($28.9)                      ($66.4)      ($508.4)
      Amortization expense.................       (3.5)                            (0.5)                        (3.5)         (7.5)
                                            ----------       ---------       ----------      ---------    ----------     ---------
         Total equity in net loss..........    ($389.4)         ($27.2)          ($29.4)                      ($69.9)      ($515.9)
                                            ==========       =========       ==========      =========    ==========     =========

Year Ended December 31, 1997:

   Combined Results of Operations
      Revenues, net........................     $111.5          $431.3           $197.5         $140.8        $743.9      $1,625.0
      Operating, selling, general and
         administrative expenses...........      959.4           398.5            168.4          117.9         820.9       2,465.1
      Depreciation and amortization........      194.2           133.9             76.0           46.5          66.2         516.8
      Operating loss.......................   (1,042.1)         (101.1)           (46.9)         (23.6)       (143.2)     (1,356.9)
      Net loss (a).........................   (1,187.3)         (192.9)           (92.2)         (39.6)       (189.3)     (1,701.3)

   Company's Equity in Net Loss
      Equity in current period net loss....    ($178.1)         ($30.5)          ($34.6)        ($26.2)       ($65.3)      ($334.7)
      Amortization expense.................       (1.5)           (0.2)            (0.6)          (5.4)         (1.4)         (9.1)
                                            ----------       ---------       ----------      ---------    ----------     ---------
         Total equity in net loss..........    ($179.6)         ($30.7)          ($35.2)        ($31.6)       ($66.7)      ($343.8)
                                            ==========       =========       ==========      =========    ==========     =========

---------
(a)   Net  loss  also  represents  loss  from   continuing   operations   before
      extraordinary items and cumulative effect of changes in accounting principles.

      Comcast-Spectacor. Effective January 1, 1998, the Company began consolidating the accounts of Comcast- Spectacor, an affiliate previously accounted for under the equity method, due to certain call rights held by the Company which became exercisable effective January 1998.

COMCAST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997 (Continued)


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

      Impairment Losses
      During the years ended December 31, 1999, 1998 and 1997, the Company recorded pre-tax losses of $35.5 million, $152.8 million and $2.5 million, respectively, on certain of its investments based on a decline in value that was considered other than temporary. Such pre-tax losses are included in investment (income) expense in the Company's consolidated statement of operations.

      Gain from Equity Offering of Affiliate
      For the years ended December 31, 1998 and 1997, Teleport issued shares of its Class A Common Stock. As a result of these stock issuances, the Company recognized $157.8 million and $7.7 million increases in its proportionate share of Teleport's net assets, respectively, as gain from equity offering of affiliate. The Company recorded its increase in proportionate share of Teleport's net assets one quarter in arrears. In March 1997, the Company received 2.76 million shares of Teleport Class A Common Stock from Teleport in exchange for the Company's shares of an alternate access provider. In May 1997, the Company sold all of its shares of Teleport Class A Stock for $68.9 million and recognized a $68.9 million pre-tax gain, which is included in other income in the Company's consolidated statement of operations.

COMCAST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997 (Continued)


5.    LONG-TERM DEBT

                                                                                     December 31,
                                                                              1999                 1998
                                                                          ------------         ------------
                                                                                (Dollars in millions)
      Notes payable to banks and insurance companies, due
         in installments through 2005..................................       $2,324.0             $1,690.8
      9-5/8% Senior notes, due 2002....................................          200.0
      8-1/8% Senior notes, due 2004....................................          299.8                299.8
      8-3/8% Senior notes, due 2007....................................          596.8                596.5
      8-7/8% Senior notes, due 2007....................................          248.9
      6.20% Senior notes, due 2008.....................................          798.1                797.9
      7-5/8% Senior notes, due 2008....................................          196.8
      8-7/8% Senior notes, due 2017....................................          545.7                545.6
      8-1/2% Senior notes, due 2027....................................          249.6                249.6
      10-1/4% Senior subordinated debentures, due 2001.................          100.4                125.0
      9-3/8% Senior subordinated debentures, due 2005..................          172.5                234.1
      9-1/8% Senior subordinated debentures, due 2006..................          144.7                223.7
      10-1/2% Senior subordinated debentures, due 2008.................          100.0
      9-1/2% Senior subordinated debentures, due 2008..................          198.5                200.0
      10-5/8% Senior subordinated debentures, due 2012.................          257.0                282.5
      7% Disney Notes, due 2007 (see Note 3)...........................          132.8                132.8
      24.1 million ZONES at principal amount, due 2029.................        1,806.8
         Non-cash adjustment to carrying value.........................          666.0
      Other debt, due in installments..................................          186.3                199.4
                                                                          ------------         ------------
                                                                               9,224.7              5,577.7
      Less current portion.............................................          517.5                113.5
                                                                          ------------         ------------
                                                                              $8,707.2             $5,464.2
                                                                          ============         ============

      Maturities of long-term debt outstanding as of December 31, 1999 for the four years after 2000 are as follows (dollars in millions):

            2001.....................................    $371.9
            2002.....................................     761.6
            2003.....................................     823.0
            2004.....................................     548.0

      ZONES
      In November 1999, the Company issued approximately 8.0 million 2.0% Exchangeable Subordinated Debentures due 2029 (the "ZONES II") for gross proceeds of $657.1 million. In October 1999, the Company issued approximately 16.1 million 2.0% Exchangeable Subordinated Debentures due 2029 for gross proceeds of $1.15 billion (the "ZONES I", and together with the ZONES II, the "ZONES") resulting in combined proceeds of $1.807 billion. The ZONES II mature on November 15, 2029. The ZONES I mature on October 15, 2029. At maturity, holders of the ZONES are entitled to receive in cash an amount equal to the higher of (a) the principal amount of the ZONES, or (b) the market value of Sprint PCS Stock.

COMCAST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997 (Continued)


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

      The ZONES are being accounted for as an indexed debt instrument since the maturity value is dependent upon the fair value of Sprint PCS Stock. Therefore, the carrying value of the ZONES was increased by $666.0 million during 1999 to reflect the fair value of the underlying Sprint PCS Stock with the change included in expense related to indexed debt in the Company's consolidated statement of operations. The Company's investment in Sprint PCS is accounted for as available for sale, with changes in fair value being reflected in accumulated other comprehensive income (see Note
      4).

      Jones Intercable Assumed Debt
      In April 1999, as part of the acquisition of a controlling interest in Jones Intercable, the Company assumed $1.499 billion of debt held by Jones Intercable. As of December 31, 1999, borrowings under credit facilities of certain of Jones Intercable's subsidiaries totaling $922.0 million and senior notes totaling $745.7 million, with interest rates ranging between 7 5/8% to 10 1/2%, and maturities between 2002 and 2008 were outstanding.

      PHONES
      In March 1999, the Company issued 8.7 million 3.35% Exchangeable Extendable Subordinated Debentures due 2029 (the "PHONES") for gross proceeds of $718.3 million. At maturity, holders of the PHONES were entitled to receive in cash an amount equal to the higher of (a) the principal amount of the PHONES, or (b) the market value of AT&T common stock.

      In July 1999, the Company redeemed all $718.3 million principal amount of the PHONES. The Company redeemed the PHONES due to its transaction with AT&T in which it intends to use AT&T shares as consideration for the purchase of cable systems from AT&T (see Note 3). In connection with the PHONES redemption, the Company incurred debt extinguishment costs of $32.3 million and wrote-off unamortized debt issue costs of $15.0 million, resulting in an extraordinary loss, net of tax, of $30.8 million during the year ended December 31, 1999.

      Senior Notes
      In November 1998, Comcast Cable Communications, Inc. ("Comcast Cable"), a wholly owned subsidiary of the Company, sold $800.0 million of 6.20% nonrecourse public debt due 2008. Comcast Cable used substantially all of the net proceeds from the offering to repay existing intercompany borrowings to the Company and for general corporate purposes.

      In May 1997, Comcast Cable sold a total of $1.7 billion of nonrecourse public debt with interest rates ranging from 8 1/8% to 8 7/8% and maturity dates from 2004 to 2027. Comcast Cable used the net proceeds from the offerings to repay existing borrowings by its subsidiaries.

COMCAST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997 (Continued)


      The Senior Notes are unsecured and unsubordinated obligations of Comcast Cable and rank pari passu with all other unsecured and unsubordinated indebtedness and other obligations of Comcast Cable. The Senior Notes are effectively subordinated to all liabilities of Comcast Cable's subsidiaries, including trade payables. The Senior Notes are obligations only of Comcast Cable and are not guaranteed by and do not otherwise constitute obligations of the Company.

      The indenture for the Senior Notes, among other things, contains restrictions (with certain exceptions) on the ability of Comcast Cable and its Restricted Subsidiaries (as defined) to: (i) make dividend payments or other restricted payments; (ii) create liens or enter into sale and leaseback transactions; and (iii) enter into mergers, consolidations, or sales of all or substantially all of their assets.

      Redemption of Debt
      During 1999, the Company repurchased certain senior subordinated debentures having a principal amount of $192.2 million. In connection with the repurchases of these senior subordinated debentures, the Company incurred debt extinguishment costs of $19.8 million and wrote-off unamortized debt issue costs of $1.8 million, resulting in an extraordinary loss, net of tax of $14.0 million during the year ended December 31, 1999.

      In December 1999, the Company repaid $200.0 million in notes payable to insurance companies having an interest rate of 8.6%. In connection with this repayment, the Company incurred debt extinguishment costs of $9.2 million and wrote-off unamortized debt issue costs of $0.3 million, resulting in an extraordinary loss, net of tax of $6.2 million during the year ended December 31, 1999.

      In March 1998, the Company completed the redemption of its $541.9 million principal amount 1 1/8% discount convertible subordinated debentures due 2007 (the "1 1/8% Debentures"). The Company issued 20.8 million shares of its Class A Special Common Stock upon conversion of $540.2 million principal amount of 1 1/8% Debentures while $1.7 million principal amount of 1 1/8% Debentures was redeemed for cash at a redemption price of 67.112% of the principal amount, together with accrued interest thereon. Stockholders' equity was increased by the full amount of 1 1/8% Debentures converted plus accrued interest, less unamortized debt issue costs. Unamortized debt issue costs related to the 1 1/8% Debentures redeemed for cash were not significant. The issuance of the Company's Class A Special Common Stock upon conversion of the 1 1/8% Debentures had no impact on the Company's consolidated statement of cash flows due its noncash nature.

      Extraordinary Items
      Extraordinary items for the years ended December 31, 1999, 1998 and 1997 of $51.0 million, $4.2 million and $30.2 million, respectively, consist of unamortized debt issue costs and debt extinguishment costs, net of related tax benefits, expensed principally in connection with the redemption and refinancing of certain indebtedness.

      Interest Rates
      Bank debt interest rates vary based upon one or more of the following rates at the option of the Company:

            Prime  rate to prime plus  0.75%;
            Federal Funds rate plus 0.5% to 1.5%; and LIBOR plus 0.375% to 1.875%.

      As of December 31, 1999 and 1998, the Company's effective weighted average interest rate on its variable rate bank debt outstanding was 6.67% and 5.80%, respectively.

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

COMCAST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997 (Continued)


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

      The following table summarizes the terms of the Company's existing Swaps, Caps and Collars as of December 31, 1999 and 1998 (dollars in millions):

                                                        Notional                           Average           Estimated
                                                         Amount         Maturities      Interest Rate       Fair Value
                                                         ------         ----------      -------------       ----------
      As of December 31, 1999
      Variable to Fixed Swaps.......................     $1,111.8        2000-2003          5.6%               $16.9
      Fixed to Variable Swaps.......................        300.0          2004             7.7%                (3.9)
      Caps..........................................        140.0          2000             6.8%
      Collar........................................         50.0          2000           6.3%/4.0%              0.1

      As of December 31, 1998
      Variable to Fixed Swaps.......................     $1,061.8        1999-2008          5.7%              ($13.3)
      Caps..........................................        240.0          1999             7.0%
      Collar........................................         50.0          2000           6.3%/4.0%

      The notional amounts of interest rate instruments, as presented in the above table, are used to measure interest to be paid or received and do not represent the amount of exposure to credit loss. The estimated fair value approximates the proceeds (costs) to settle the outstanding contracts. While Swaps, Caps and Collars represent an integral part of the Company's interest rate risk management program, their incremental effect on interest expense for the years ended December 31, 1999, 1998 and 1997 was not significant.

      Estimated Fair Value
      The Company's long-term debt had estimated fair values of $9.231 billion and $5.995 billion as of December 31, 1999 and 1998, respectively. The estimated fair value of the Company's publicly traded debt is based on quoted market prices for that debt. Interest rates that are currently available to the Company for issuance of debt with similar terms and remaining maturities are used to estimate fair value for debt issues for which quoted market prices are not available.

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

      As of December 31, 1999, $277.1 million of the Company's cash, cash equivalents and short-term investments is restricted to use by subsidiaries of the Company under contractual or other arrangements. Restricted net assets of the Company's subsidiaries were approximately $3.2 billion as of December 31, 1999.

COMCAST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997 (Continued)


      Lines and Letters of Credit
      As of December 31, 1999, certain subsidiaries of the Company had unused lines of credit of $1.063 billion, $463.0 million of which is restricted by the covenants of the related debt agreements and to subsidiary general purposes and dividend declaration.

      As of December 31, 1999, the Company and certain of its subsidiaries had unused irrevocable standby letters of credit totaling $65.9 million to cover potential fundings associated with several projects.

6.    STOCKHOLDERS' EQUITY

      Preferred Stock
      The Company is authorized to issue, in one or more series, up to a maximum of 20.0 million shares of preferred stock. The shares can be issued with such designations, preferences, qualifications, privileges, limitations, restrictions, options, conversion rights and other special or related rights as the Company's board of directors shall from time to time fix by resolution.

      In June 1997, in connection with Microsoft's investment in the Company (see Note 3), the Company issued the Series B Preferred Stock. The Series B Preferred Stock has a 5.25% pay-in-kind annual dividend. Dividends will be paid quarterly through the issuance of additional shares of Series B Preferred Stock (the "Additional Shares") and will be cumulative from the issuance date (except that dividends on the Additional Shares will accrue from the date such Additional Shares are issued). The Series B Preferred Stock, including the Additional Shares, is convertible, at the option of Microsoft, into 42.4 million shares of the Company's Class A Special Common Stock, subject to adjustment in certain limited circumstances, which equals an initial conversion price of $11.77 per share, increasing as a result of the Additional Shares to $16.96 per share on June 30, 2004. The Series B Preferred Stock is mandatorily redeemable on June 30, 2017, or, at the option of the Company beginning on June 30, 2004 or at the option of Microsoft on June 30, 2004 or on June 30, 2012. Upon redemption, the Company, at its option, may redeem the Series B Preferred Stock with cash, Class A Special Common Stock or a combination thereof. As the Company currently intends to redeem the Series B Preferred Stock with Class A Special Common Stock upon redemption, the Series B Preferred Stock has been classified as a component of stockholders' equity as of December 31, 1999. The Series B Preferred Stock is generally non-voting.

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

      Repurchase Program
      Based on the trade date for stock repurchases, during the years ended December 31, 1999, 1998 and 1997, the Company repurchased 0.8 million shares, 0.6 million shares and 4.6 million shares, respectively, of its common stock for aggregate consideration of $30.7 million, $12.9 million and $36.2 million, respectively, pursuant to its Board-authorized repurchase programs.

      As part of the repurchase programs, the Company sold Comcast Put Options on 5.5 million and 4.0 million shares, during the years ended December 31, 1998 and 1997.

      The Comcast Put Options give the holder the right to require the Company to repurchase such shares at specified prices on specific dates. All Comcast Put Options sold during 1998 and 1997 expired unexercised. The amount the

COMCAST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997 (Continued)


      Company would have been obligated to pay to repurchase such shares upon exercise of the Comcast Put Options, totaling $111.2 million was reclassified from additional capital to common equity put options in the Company's December 31, 1998 consolidated balance sheet. Upon expiration in 1999, the Company reclassified such amount from common equity put options to additional capital in the Company's consolidated balance sheet. The difference between the proceeds from the sale of these put options and their estimated fair value was not significant as of December 31, 1998.

      Share Exchange
      During the year ended December 31, 1999, the Company issued  approximately
      4.6 million shares of its Class A Special Common Stock valued at $172.1 million in exchange for approximately 4.9 million shares of its Class A Common Stock. The Class A Common Stock was subsequently retired.

      Stock-Based Compensation Plans
      As of December 31, 1999, the Company and its subsidiaries have several stock-based compensation plans for certain employees, officers, directors and other persons designated by the applicable compensation committees of the boards of directors of the Company and its subsidiaries. These plans are described below.

      Comcast Option Plan. The Company maintains qualified and nonqualified stock option plans for certain employees, directors and other persons under which fixed stock options are granted and the option price is generally not less than the fair value of a share of the underlying stock at the date of grant (collectively, the "Comcast Option Plan"). Under the Comcast Option Plan, 54.2 million shares of Class A Special Common Stock were reserved as of December 31, 1999. Option terms are generally from five to 10 1/2 years, with options generally becoming exercisable between two and 9 1/2 years from the date of grant.

      A summary of the activity of the Comcast Option Plan as of and for the years ended December 31, 1999, 1998 and 1997 is presented below (options in thousands):

                                                         1999                           1998                        1997
                                             -----------------------------    -------------------------   -----------------------
                                                               Weighted-                    Weighted-                  Weighted-
                                                                Average                      Average                    Average
                                                                Exercise                     Exercise                   Exercise
                                               Options           Price          Options       Price         Options      Price
                                             ------------   --------------    ----------   ------------   -----------  ----------
      Class A Special Common Stock
      Outstanding at beginning of year             43,002        $11.09           32,220       $7.75         29,702    $7.27
      Granted                                       7,403         34.16           16,350       16.53          5,198     9.74
      Exercised                                    (7,527)         6.76           (3,970)       6.60         (1,590)    4.98
      Canceled                                     (2,462)        12.90           (1,598)      10.48         (1,090)    8.20
                                             ------------                     ----------                  ---------
      Outstanding at end of year                   40,416         16.01           43,002       11.09         32,220     7.75
                                             ============                     ==========                  =========
      Exercisable at end of year                   10,947          8.19           15,390       $7.30         15,386    $6.96
                                             ============                     ==========                  =========

      Class B Common Stock
      Outstanding at beginning of year                                               658       $2.85            658    $2.85
      Exercised                                                                     (658)       2.85
                                                                              ----------                  ---------
      Outstanding at end of year                                                                                658    $2.85
                                                                              ==========                  =========

      Exercisable at end of year                                                                                658    $2.85
                                                                                                          =========

COMCAST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997 (Continued)


      The following table summarizes information about the Class A Special Common Stock options outstanding under the Comcast Option Plan as of December 31, 1999 (options in thousands):


                                                      Options Outstanding                 Options Exercisable
                                   ------------------------------------------------  ------------------------------
                                                         Weighted-
                                                          Average        Weighted-                      Weighted-
      Range of                          Number           Remaining       Average        Number          Average
      Exercise                        Outstanding       Contractual      Exercise     Exercisable        Exercise
      Prices                          at 12/31/99          Life           Price       at 12/31/99         Price
      ------------------           ---------------  -----------------  ------------  -------------    -------------
      $3.17 to $6.04                     4,763          1.9 years         $5.43            3,962         $5.44
      $6.71 to $11.00                   12,758          4.5 years          9.09            6,626          9.39
      $11.04 to $18.63                  15,335          8.3 years         16.27              294         12.74
      $20.80 to $50.13                   7,560          9.3 years         33.83               65         33.99
                                   -----------                                       -----------
                                        40,416                                            10,947
                                   ===========                                       ===========

      The weighted-average fair value at date of grant of a Class A Special Common Stock option granted under the Comcast Option Plan during 1999, 1998 and 1997 was $20.41, $8.54 and $5.09, respectively. The fair value of each option grant is estimated on the date of grant using the
      Black-Scholes option-pricing model with the following weighted-average assumptions: dividend yield of -0-%, .44% and .52% for 1999, 1998 and 1997, respectively; expected volatility of 36.1%, 31.3% and 30.1% for 1999, 1998 and 1997, respectively; risk-free interest rate of 5.8%, 5.6% and 6.5% for 1999, 1998 and 1997, respectively; expected option lives of
      9.9 years for all years; and a forfeiture rate of 3.0% for all years.

      QVC Tandem Plan. QVC established a qualified and nonqualified combination stock option/Stock Appreciation Rights ("SAR") plan (collectively, the "QVC Tandem Plan") during 1995 for employees, officers, directors and other persons designated by the Compensation Committee of QVC's Board of Directors. Under the QVC Tandem Plan, the option price is generally not less than the fair value, as determined by an independent appraisal, of a share of the underlying common stock of QVC ("QVC Common Stock") at the date of grant. As of the latest valuation date, the fair value of a share of QVC Common Stock was $1,081.00. If the SAR feature of the QVC Tandem Plan is elected by the eligible participant, the participant receives 75% of the excess of the fair value of a share of QVC Common Stock over the exercise price of the option to which it is attached at the exercise date. Option holders have stated an intention not to exercise the SAR feature of the QVC Tandem Plan. Because the exercise of the option component is more likely than the exercise of the SAR feature, compensation expense is measured based on the stock option component. Under the QVC Tandem Plan, option/SAR terms are ten years from the date of grant, with options/SARs generally becoming exercisable over four years from the date of grant. As of December 31, 1999, 200,000 shares of QVC Common Stock were reserved under the plan. Compensation expense of $450,000, $1.0 million and $3.4 million was recorded under the QVC Tandem Plan during the years ended December 31, 1999, 1998 and 1997, respectively.

COMCAST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997 (Continued)


      A summary of the activity of the QVC Tandem Plan as of and for the years ended December 31, 1999, 1998 and 1997 is presented below (options/SARs in thousands):

                                                   1999                     1998                       1997
                                       --------------------------  ------------------------    ----------------------
                                                       Weighted-                 Weighted-                  Weighted-
                                                        Average                   Average                   Average
                                         Options/      Exercise     Options/      Exercise      Options/    Exercise
                                           SARs         Price         SARs         Price          SARs       Price
                                       -----------    -----------  ---------     ----------    ----------  ---------
      Outstanding at
         beginning of year.............        206      $500.82         180        $363.99         164      $192.16
      Granted..........................         42       832.73          72         664.76          74       601.28
      Exercised........................        (42)      651.84         (41)        186.01         (55)      177.05
      Canceled.........................         (6)      637.05          (5)        511.01          (3)      262.20
                                       -----------                  -------                    -------
      Outstanding at end of year.......        200       618.02         206         500.82         180       363.99
                                       ===========                  =======                    =======

      Exercisable at end of year.......         80      $505.86          37        $397.46          20      $205.42
                                       ===========                  =======                    =======

      The  following  table  summarizes   information   about  the  options/SARs
      outstanding   under  the  QVC  Tandem  Plan  as  of   December   31,  1999
      (options/SARs in thousands):

                                                    Options/SARs Outstanding               Options/SARs Exercisable
                                             ----------------------------------------      ------------------------
                                                                        Weighted-
                                               Number                    Average                    Number
      Exercise                               Outstanding                Remaining                 Exercisable
      Prices                                 at 12/31/99             Contractual Life             at 12/31/99
      --------------                         ------------            ----------------           -------------
           $177.05                                 29                    5.5 years                     23
            522.31                                  3                    6.5 years                      2
            585.19                                  3                    7.0 years                      2
            634.25                                 61                    7.8 years                     31
            651.84                                 45                    8.7 years                     18
            688.14                                 10                    8.2 years                      2
            741.79                                 20                    9.1 years                      2
            865.47                                 28                    9.6 years
          1,081.00                                  1                    9.9 years
                                             --------                                           ---------
                                                  200                                                  80
                                             ========                                           =========

      The weighted-average fair value at date of grant of a QVC Common Stock option/SAR granted during 1999, 1998 and 1997 was $407.58, $296.67 and $331.93, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: no dividend yield for all years; expected volatility of 20% for all years; risk-free interest rate of 6.1%, 4.9% and 6.2% for 1999, 1998 and 1997, respectively; expected option lives of 10 years for all years; and a forfeiture rate of 3.0% for all years.

      E! Tandem Plan. Effective December 22, 1999, E! established a qualified and nonqualified combination stock option/Stock Appreciation Rights ("SAR") Plan (collectively, the "E! Tandem Plan") for employees, officers and directors of E!. Under the E! Tandem Plan, the option price is generally not less than the fair market value, as determined by an independent appraisal, of a share of the underlying common stock of E! ("E! Common Stock") at the date of grant. As of the latest valuation date, the fair value of a share of E! Common Stock was $841.36. If the SAR feature of the E! Tandem Plan is elected by the eligible participant, the participant receives 75% of the

COMCAST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997 (Continued)


      excess of the fair value of a share of E! Common Stock over the exercise price of the option to which it is attached at the exercise date. Because the Company believes the exercise of the option component is more likely than the exercise of the SAR feature, compensation expense is measured based on the stock option component. Under the E! Tandem Plan, option/SAR terms are ten years from date of grant, with options/SARs generally becoming exercisable over five years from the date of grant. As of December 31, 1999, 59,350 shares of E! Common Stock were reserved under the E! Tandem Plan. Compensation expense of $219,000 was recorded under the E! Tandem Plan during the year ended December 31, 1999.

      During 1999, approximately 27,000 options/SARs with an exercise price of $841.36 were granted under the E! Tandem Plan. At December 31, 1999, all options/SARs granted remained outstanding, of which approximately 4,100 were exercisable. The weighted-average remaining contractual life of options/SARs outstanding and options/SARs exercisable as of December 31, 1999 was 10 years.

      The weighted-average fair value at date of grant of E! Common Stock options/SAR granted during 1999 was $432.96. The fair value of each 1999 option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: no dividend yield; expected volatility of 20%; risk free interest rate of 6.8%; expected option life of 10 years; and a forfeiture rate of 3%.

      Had compensation expense for the Company's aforementioned stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans under the provisions of SFAS No. 123, the Company's net income (loss) and net income (loss) per share would have changed to the pro forma amounts indicated below (dollars in millions, except per share data):

                                                                    1999                   1998                  1997
                                                                   ------                 -------               ------
      Net income (loss) - As reported........................     $1,065.7                 $972.1               ($238.7)
      Net income (loss) - Pro forma..........................      1,005.5                  936.4                (252.0)

      Net income (loss) for common stockholders -
            As reported......................................     $1,036.0                 $943.0               ($253.5)
      Net income (loss) for common stockholders -
            Pro forma........................................        975.8                  907.3                (266.7)

      Basic earnings (loss) for common stockholders
            per common share - As reported...................        $1.38                  $1.29                 ($.38)
      Basic earnings (loss) for common stockholders
            per common share - Pro forma.....................         1.30                   1.24                  (.40)

      Diluted earnings (loss) for common stockholders
            per common share - As reported...................         1.30                  $1.21                 ($.38)
      Diluted earnings (loss) for common stockholders
            per common share - Pro forma.....................         1.23                   1.17                  (.40)

      The pro forma effect on net income (loss) and net income (loss) per share for the years ended December 31, 1999, 1998 and 1997 by applying SFAS No. 123 may not be indicative of the pro forma effect on net income or loss in future years since SFAS No. 123 does not take into consideration pro forma compensation expense related to awards made prior to January 1, 1995 and since additional awards in future years are anticipated.

      Other Stock-Based Compensation Plans
      The Company maintains a restricted stock program under which management employees may be granted restricted shares of the Company's Class A Special Common Stock. The shares awarded vest annually, generally over a period not to exceed five years from the date of the award, and do not have voting or dividend rights until vesting occurs.

COMCAST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997 (Continued)


      At December 31, 1999, there were 1.6 million unvested shares granted under the program, of which 304,000 vested in January 2000. During the years ended December 31, 1999, 1998 and 1997, 170,000, 656,000 and 416,000
      shares were granted under the program, respectively, with a weighted-average grant date market value of $43.22, $17.33 and $8.68 per share, respectively. Compensation expense recognized during the years ended December 31, 1999, 1998 and 1997 under this program was $4.7 million, $5.3 million and $7.1 million, respectively. There was no significant difference between the amount of compensation expense recognized by the Company during the years ended December 31, 1999, 1998 and 1997 and the amount that would have been recognized had compensation expense been determined under the provisions of SFAS No. 123.

      The Company and QVC have SAR plans for certain employees, officers, directors and other persons (the "QVC SAR Plans"). Under the QVC SAR Plans, eligible participants are entitled to receive a cash payment from the Company or QVC equal to 100% of the excess, if any, of the fair value of a share of QVC Common Stock at the exercise date over the fair value of such a share at the grant date. The SARs have a term of ten years from the date of grant and become exercisable over four to five years from the date of grant. During the years ended December 31, 1999, 1998 and 1997, 2,000, 5,000 and 4,000 SARs were awarded, respectively, and 18,000 SARs were outstanding at December 31, 1999, of which 10,000 were exercisable. Compensation expense related to the QVC SAR Plans of $6.4 million, $3.2 million and $3.4 million was recorded during the years ended December 31, 1999, 1998 and 1997, respectively. There was no significant difference between the amount of compensation expense recognized and the amount that would have been recognized had compensation expense been determined under the provisions of SFAS No. 123.

      E! Entertainment had a SAR plan for certain of its employees and officers (the "E! SAR Plan"). By written agreement between the participants and E! Entertainment, the E! SAR Plan was terminated effective December 31, 1998 in exchange for a lump-sum payment of a negotiated amount which was paid in February 1999. Terms of the agreement also included the complete and full release of E! Entertainment from any further liability associated with the E! SAR Plan. Compensation expense related to the E! SAR Plan was $11.6 million and $7.0 million during the years ended December 31, 1998 and 1997, respectively. There was no significant difference between the amount of compensation expense recognized and the amount that would have been recognized had compensation expense been determined under the provisions of SFAS No. 123.

COMCAST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997 (Continued)


7.    INCOME TAXES

      The Company joins with its 80% or more owned subsidiaries (the "Consolidated Group") in filing consolidated federal income tax returns. QVC, E! Entertainment, Jones Intercable and Comcast Communications Properties, Inc., an indirect majority owned subsidiary of the Company, each file separate consolidated federal income tax returns. Income tax expense consists of the following components:

                                                                    Year Ended December 31,
                                                        1999                 1998                 1997
                                                     -----------          -----------          -----------
                                                                     (Dollars in millions)
      Current expense
      Federal.......................................      $606.7               $135.5                $94.4
      State.........................................       188.4                 27.5                 24.7
      Foreign.......................................         2.0
                                                     -----------          -----------          -----------
                                                           797.1                163.0                119.1
                                                     -----------          -----------          -----------

      Deferred expense (benefit)
      Federal.......................................       (65.2)               424.6                (47.5)
      State.........................................        (8.2)                 6.4                 (1.2)
                                                     -----------          -----------          -----------
                                                           (73.4)               431.0                (48.7)
                                                     -----------          -----------          -----------
      Income tax expense............................      $723.7               $594.0                $70.4
                                                     ===========          ===========          ===========

      The effective income tax expense of the Company differs from the statutory amount because of the effect of the following items:


                                                                                          Year Ended December 31,
                                                                                1999                 1998                 1997
                                                                            -----------          -----------          -----------
                                                                                           (Dollars in millions)
      Federal tax at statutory rate......................................        $525.0               $545.1               ($66.1)
      Non-deductible depreciation and amortization.......................          49.8                 41.0                 42.6
      State income taxes, net of federal benefit.........................         117.1                 22.0                 15.3
      Foreign (income) losses and equity in net losses of affiliates.....          (2.0)               (11.2)                53.1
      Other..............................................................          33.8                 (2.9)                25.5
                                                                            -----------          -----------          -----------

      Income tax expense.................................................        $723.7               $594.0                $70.4
                                                                            ===========          ===========          ===========

COMCAST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997 (Continued)


      Significant components of the Company's net deferred tax liability are as follows:

                                                                                         December 31,
                                                                                 1999                    1998
                                                                             ------------            ------------
                                                                                    (Dollars in millions)
      Deferred tax assets:
         Net operating loss carryforwards.................................         $240.0                  $324.7
         Reserves for bad debts, obsolete inventory
            and sales returns.............................................          106.9                    94.4
         Differences between book and tax basis of
            indexed debt securities.......................................          223.1
         Other............................................................          153.5                    89.6
         Less: Valuation allowance........................................         (178.2)                 (282.5)
                                                                             ------------            ------------
                                                                                    545.3                   226.2
                                                                             ------------            ------------

      Deferred tax liabilities:
         Temporary differences, principally book and tax basis
            of property and equipment and deferred charges................        1,854.5                 1,558.1
         Differences between book and tax basis
            in investments................................................        3,959.9                 1,201.4
                                                                             ------------            ------------
                                                                                  5,814.4                 2,759.5
                                                                             ------------            ------------
      Net deferred tax liability..........................................       $5,269.1                $2,533.3
                                                                             ============            ============

      The Company recorded approximately $400.0 million of deferred income tax liabilities in 1999 in connection with the acquisitions of Jones Intercable and Greater Philadelphia. The Company recorded approximately $2.730 billion and $489.4 million of deferred income taxes in 1999 and 1998, respectively, in connection with unrealized gains on marketable securities which are included in other comprehensive income.

      The Company has recorded net deferred tax liabilities of $2.119 billion and $1.033 billion, as of December 31, 1999 and 1998, respectively, which have been included in current liabilities, related primarily to current investments. Subsidiaries which are not consolidated with the Company for income tax reporting purposes have aggregate net operating loss carryforwards of approximately $500.0 million which expire primarily in periods through 2019. A valuation allowance has been recorded for certain of these losses due to uncertainty as to their realization.

8.    STATEMENT OF CASH FLOWS - SUPPLEMENTAL INFORMATION

      The Company made cash payments for interest of $529.2 million, $418.9 million and $467.2 million during the years ended December 31, 1999, 1998 and 1997, respectively.

      The Company made cash payments for income taxes of $190.5 million, $129.2 million and $113.7 million during the years ended December 31, 1999, 1998 and 1997, respectively.

9.    COMMITMENTS AND CONTINGENCIES

      Commitments
      The Company and the owners of the 34% interest in Comcast-Spectacor that the Company does not own (the "Minority Group") each have the right to initiate an "exit" process under which the fair market value of Comcast-Spectacor would be determined by appraisal. Following such determination, the Company would have the option to acquire the interests in Comcast-Spectacor owned by the Minority Group based on the appraised fair market

COMCAST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997 (Continued)


      value. In the event the Company did not exercise this option, the Company and the Minority Group would then be required to use their best efforts to sell Comcast-Spectacor.

      Disney, in certain circumstances, is entitled to cause Entertainment Holdings to purchase Disney's entire interest in Entertainment Holdings at its then fair market value (as determined by an appraisal process). If Entertainment Holdings elects not to purchase Disney's interests, Disney has the right, at its option, to purchase either the Company's entire interest in Entertainment Holdings or all of the shares of stock of E! Entertainment held by Entertainment Holdings in each case at fair market value. In the event that Disney exercises its rights, as described above, a portion or all of the Disney Notes (see Notes 3 and 5) may be replaced with a three year note due to Disney.

      Liberty Media Group ("Liberty"), a majority owned subsidiary of AT&T, may, at certain times following February 9, 2000, trigger the exercise of certain exit rights with respect to its investment in QVC. If the exit rights are triggered, the Company has first right to purchase Liberty's stock in QVC at Liberty's pro rata portion of the fair market value (on a going concern or liquidation basis, whichever is higher, as determined by an appraisal process) of QVC. The Company may pay Liberty for such stock, subject to certain rights of Liberty to consummate the purchase in the most tax-efficient method available, in cash, the Company's promissory note maturing not more than three years after issuance, the Company's equity securities or any combination thereof. If the Company elects not to purchase the stock of QVC held by Liberty, then Liberty will have a similar right to purchase the stock of QVC held by the Company. If Liberty elects not to purchase the stock of QVC held by the Company, then Liberty and the Company will use their best efforts to sell QVC.

      Minimum  annual  rental  commitments  for  office  space,   equipment  and
      transponder service agreements under noncancellable operating leases as of December 31, 1999 are as follows:
                                                       (Dollars
                                                     in millions)
                                                     ------------

           2000...................................       $61.1
           2001...................................        53.7
           2002...................................        46.7
           2003...................................        44.7
           2004...................................        40.6
           Thereafter.............................       165.5

      Rental expense of $71.1 million, $64.8 million and $65.8 million for 1999, 1998 and 1997, respectively, has been charged to operations.

      Contingencies
      The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial position, results of operations or liquidity of the Company.

COMCAST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997 (Continued)


10.   FINANCIAL DATA BY BUSINESS SEGMENT

      The following represents the Company's significant business segments, "Cable" and "Commerce." The components of net income (loss) below operating income (loss) are not separately evaluated by the Company's management on a segment basis (see the Company's consolidated statement of operations) (dollars in millions).

                                                                                                           Corporate
                                                                                Cable        Commerce     and Other(1)      Total
                                                                                -----        --------     ------------      -----
   1999
   Revenues..................................................................  $2,929.3      $2,847.4         $432.5       $6,209.2
   Operating income (loss) before depreciation and amortization (2)..........   1,353.0         538.8          (11.8)       1,880.0
   Depreciation and amortization.............................................   1,026.6         117.2           72.2        1,216.0
   Operating income (loss)...................................................     326.4         421.6          (84.0)         664.0
   Interest expense..........................................................     353.0          39.6          145.7          538.3
   Assets....................................................................  10,855.3       2,243.6       15,586.7       28,685.6
   Long-term debt............................................................   4,735.3         476.7        3,495.2        8,707.2
   Capital expenditures......................................................     739.6          80.1           74.1          893.8

   1998
   Revenues..................................................................  $2,277.4      $2,402.7         $465.2       $5,145.3
   Operating income (loss) before depreciation and amortization (2)..........   1,096.6         434.2          (34.1)       1,496.7
   Depreciation and amortization.............................................     674.2         126.1          139.3          939.6
   Operating income (loss)...................................................     422.4         308.1         (173.4)         557.1
   Interest expense..........................................................     223.6          51.1          192.0          466.7
   Assets....................................................................   6,449.4       2,101.8        6,159.3       14,710.5
   Long-term debt............................................................   3,462.1         626.8        1,375.3        5,464.2
   Capital expenditures......................................................     711.1          67.2          120.6          898.9

   1997
   Revenues..................................................................  $2,073.0      $2,082.5         $312.2       $4,467.7
   Operating income (loss) before depreciation and amortization (2)..........     987.7         337.7          (32.3)       1,293.1
   Depreciation and amortization.............................................     626.1         115.0           85.4          826.5
   Operating income (loss)...................................................     361.6         222.7         (117.7)         466.6
   Interest expense..........................................................     227.9          56.3          174.7          458.9
   Assets....................................................................   6,057.8       2,175.8        3,000.7       11,234.3
   Long-term debt............................................................   2,554.9         768.8        2,010.4        5,334.1
   Capital expenditures......................................................     497.8          97.3          200.4          795.5

--------------
(1) Other includes segments not meeting certain quantitative guidelines for reporting. Other includes certain operating businesses and programming investments, including Comcast-Spectacor (effective January 1, 1998), E! Entertainment (effective March 31, 1997), the Company's consolidated UK cable and telecommunications operations (prior to October 29, 1998), the Company's DBS operations (prior to April 1, 1998) and elimination entries related to the segments presented. Corporate and other assets consist primarily of the Company's investments (see Note 4).
(2) Operating income before depreciation and amortization is commonly referred to in the Company's businesses as "operating cash flow." Operating cash flow is a measure of a company's ability to generate cash to service its obligations, including debt service obligations, and to finance capital and other expenditures. In part due to the capital intensive nature of the Company's businesses and the resulting significant level of non-cash depreciation and amortization expense, operating cash flow is frequently used as one of the bases for comparing businesses in the Company's industries, although the Company's measure of operating cash flow may not be comparable to similarly titled measures of other companies. Operating cash flow is the primary basis used by the Company's management to measure the operating performance of its businesses. Operating cash flow does not purport to represent net income or net cash provided by operating activities, as those terms are defined under generally accepted accounting principles, and should not be considered as an alternative to such measurements as an indicator of the Company's performance.

COMCAST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1999, 1998 and 1997 (Concluded)

11.   QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                                                    First        Second         Third       Fourth       Total
                                                                   Quarter       Quarter       Quarter     Quarter (4)    Year
                                                                   -------       -------       -------     -----------    ----
                                                                          (Dollars in millions, except per share data)
   1999 (1)
   Revenues....................................................... $1,374.0      $1,478.6     $1,525.0     $1,831.6     $6,209.2
   Operating income before depreciation and amortization (2)......    425.1         457.3        463.9        533.7      1,880.0
   Operating income...............................................    186.6         149.8        151.0        176.6        664.0
   Income (loss) from continuing operations
         before extraordinary items...............................    101.8         826.3         20.4       (167.6)       780.9
   Basic earnings (loss) for common
         stockholders per common share
          Income (loss) from continuing operations
          before extraordinary items..............................      .13          1.10          .02         (.23)        1.00
         Net income (loss)........................................      .10          1.10          .44         (.24)        1.38
   Diluted earnings (loss) for common
         stockholders per common share
         Income (loss) from continuing operations
         before extraordinary items...............................      .12          1.01          .03         (.23)         .95
         Net income (loss)........................................      .10          1.01          .41         (.24)        1.30
   Cash dividends per common share (5)............................

   1998 (3)
   Revenues....................................................... $1,254.5      $1,205.9     $1,238.0     $1,446.9     $5,145.3
   Operating income before depreciation and amortization (2)......    348.8         353.4        373.2        421.3      1,496.7
   Operating income...............................................    109.4         124.1        132.9        190.7        557.1
   Income (loss) from continuing operations
         before extraordinary items...............................    (68.9)        (79.9)       723.7        432.8      1,007.7
   Basic earnings (loss) for common
         stockholders per common share
   Income (loss) from continuing operations
         before extraordinary items...............................     (.11)         (.12)         .98          .58         1.34
   Net income (loss)..............................................     (.12)         (.12)         .97          .57         1.29
   Diluted earnings (loss) for common
         stockholders per common share
   Income (loss) from continuing operations
         before extraordinary items...............................     (.11)         (.12)         .90          .53         1.25
   Net income (loss)..............................................     (.12)         (.12)         .89          .52         1.21
   Cash dividends per common share (5)............................    .0117         .0117        .0117        .0117        .0467

--------------
(1) Results of operations for 1999 were affected by the acquisition of a controlling interest in Jones Intercable and the receipt of the MediaOne termination fee in the second quarter, and the ZONES fair value adjustment in the fourth quarter (see Notes 3 and 5).
(2)   See Note 10, note 2.
(3) Results of operations include the results of Comcast UK Cable through October 29, 1998. Results of operations were affected by the gain on the AT&T/Teleport merger in the third quarter and the gains on the sale of Comcast UK Cable and the Sprint PCS restructuring in the fourth quarter (see Note 4).
(4) The Company's consolidated results of operations for the fourth quarter of 1999 and 1998 are also affected by the seasonality of the Company's commerce operations.
(5) The Company's board of directors eliminated the quarterly cash dividend of $.0117 per share on all classes of its common stock in March 1999 (see
      Note 1).

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

                                    PART III

      The information called for by Item 10, Directors and Executive Officers of the Registrant (except for the information regarding executive officers called for by Item 401 of Regulation S-K which is included in Part I hereof as Item 4A in accordance with General Instruction G(3)), Item 11, Executive Compensation,
Item 12, Security  Ownership of Certain  Beneficial  Owners and Management,  and
Item 13, Certain Relationships and Related Transactions, is hereby incorporated by reference to our definitive Proxy Statement for our Annual Meeting of Shareholders presently scheduled to be held in June 2000, which shall be filed with the Securities and Exchange Commission within 120 days of the end of our latest fiscal year.

                                     PART IV

ITEM 14   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

      (a) The following consolidated financial statements of ours are included in Part II, Item 8:

            Independent Auditors' Report..................................30
            Consolidated Balance Sheet--December 31, 1999 and 1998........31
            Consolidated Statement of Operations--Years
              Ended December 31, 1999, 1998 and 1997......................32
            Consolidated Statement of Cash Flows--Years
              Ended December 31, 1999, 1998 and 1997......................33
            Consolidated Statement of Stockholders' Equity--
              Years Ended December 31, 1999, 1998 and 1997................34
            Notes to Consolidated Financial Statements....................35

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

      (c)   Reports on Form 8-K:

            (i) We filed a Current Report on Form 8-K under Item 5 on October 14, 1999 relating to our announcement that we had entered into an underwriting pursuant to which Salomon Smith Barney, Inc. agreed to purchase 13,982,103 of the Company's 2.0% Exchangeable Subordinated Debentures due 2029.

            (ii) We filed a Current Report on Form 8-K under Item 5 on November 3, 1999 relating to our announcement that we had entered into an underwriting pursuant to which Salomon Smith Barney, Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated agreed to purchase 7,000,000 of the Company's 2.0% Exchangeable Subordinated Debentures due 2029.

            (iii) We filed a Current Report on Form 8-K under Item 5 on November
                  17, 1999 relating to our announcement that we had entered into an agreement to exchange certain cable systems with Time Warner Cable, a division of Time Warner Entertainment Company, L.P.

            (iv) We filed a Current Report on Form 8-K under Item 5 on November 17, 1999 relating to our announcement that we had entered into an agreement to acquire Lenfest Communications, Inc.

            (v) We filed a Current Report on Form 8-K under Item 5 on December 13, 1999 which included our Agreement and Plan of Merger with Lenfest Communications, Inc.

            (vi) We filed a Current Report on Form 8-K under Item 2 on December 17, 1999 which included our Unaudited Pro Forma Condensed Consolidated Financial Statements giving effect to the acquisition of Lenfest Communications, Inc. as of and for the nine months ended September 30, 1999 and for the year ended December 31, 1998.

            (vii) We filed a Current Report on Form 8-K under Item 5 on December
                  23, 1999 relating to our announcement that we had entered into an agreement to acquire the remaining interest in Jones Intercable, Inc. that we do not already own.

      (d)   Exhibits required to be filed by Item 601 of Regulation S-K:

    3.1(a) Amended and Restated Articles of Incorporation filed on July 24, 1990 (incorporated by reference to Exhibit 3.1(a) to our Annual Report on Form 10-K for the year ended December 31,
                  1995).
    3.1(b) Amendment to Restated Articles of Incorporation filed on July 14, 1994 (incorporated by reference to Exhibit 3.1(b) to our Annual Report on Form 10-K for the year ended December 31,
                  1995).
    3.1(c) Amendment to Restated Articles of Incorporation filed on July 12, 1995 (incorporated by reference to Exhibit 3.1(c) to our Annual Report on Form 10-K for the year ended December 31,
                  1995).
    3.1(d) Amendment to Restated Articles of Incorporation filed on June 24, 1996 (incorporated by reference to Exhibit 4.1(d) to our Registration Statement on Form S-3, as amended, filed on July 16, 1996).
    3.1(e) Form of Statement of Designations, Preferences and Rights of Series B Convertible Preferred Stock of the Company (incorporated by reference to Exhibit 3.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 1997).
    3.2           Amended and Restated By-Laws (incorporated by reference to
                  Exhibit 3.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 1999).
    4.1 Specimen Class A Common Stock Certificate (incorporated by reference to Exhibit 2(a) to our Registration Statement on Form S-7 filed on September 17, 1980, File No. 2-69178).
    4.2 Specimen Class A Special Common Stock Certificate (incorporated by reference to Exhibit 4(2) to our Annual Report on Form 10-K for the year ended December 31, 1986).
    4.3 Indenture, dated as of October 17, 1991, between the Company and Bank of Montreal/Harris Trust (successor to Morgan Guaranty Trust Company of New York), as Trustee (incorporated by reference to Exhibit 2 to our Current Report on Form 8-K filed on October 31, 1991).
    4.4 Form of Debenture relating to our 10-1/4% Senior Subordinated Debentures due 2001 (incorporated by reference to Exhibit 4(19) to our Annual Report on Form 10-K for the year ended December 31, 1991).
    4.5 Form of Debenture relating to our $300,000,000 10-5/8% Senior Subordinated Debentures due 2012 (incorporated by reference to
                  Exhibit 4(17) to our Annual Report on Form 10-K for the year ended December 31, 1992).
    4.6 Form of Debenture relating to our $200,000,000 9-1/2% Senior Subordinated Debentures due 2008 (incorporated by reference to
                  Exhibit 4(18) to our Annual Report on Form 10-K for the year ended December 31, 1992).
    4.7 Indenture, dated as of February 20, 1991, between us and Bankers Trust Company, as Trustee (incorporated by reference to Exhibit 4.3 to our Registration Statement on Form S-3 (File No. 33-32830), filed on January 11, 1990).
    4.8 Form of Debenture relating to our $250.0 million 9-3/8% Senior Subordinated Debentures due 2005 (incorporated by reference to
                  Exhibit 4.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 1995).
    4.9 Form of Debenture relating to our $250.0 million 9-1/8% Senior Subordinated Debentures due 2006 (incorporated by reference to
                  Exhibit 4.13 to our Annual Report on Form 10-K for the year ended December 31, 1995).
    10.1* Comcast Corporation 1986 Non-Qualified Stock Option Plan, as amended and restated, effective December 10, 1996 (incorporated by reference to Exhibit 10.3 to our Annual Report on Form 10-K for the year ended December 31, 1996).
    10.2* Comcast Corporation 1987 Stock Option Plan, as amended and restated, effective December 15, 1998 (incorporated by reference to Exhibit 10.2 to our Annual Report on Form 10-K for the year ended December 31, 1998).
    10.3* Comcast Corporation 1996 Stock Option Plan, as amended and restated, effective June 21, 1999 (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 1999).
--------
    *   Constitutes a management contract or compensatory plan or arrangement.

    10.4*         Comcast Corporation 1996 Deferred Compensation Plan, as
                  amended and restated, effective June 21, 1999 (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-
                  Q for the quarter ended June 30, 1999).
    10.5*         Comcast Corporation 1990 Restricted Stock Plan, as amended and restated, effective June 21, 1999 (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the
                  quarter ended June 30, 1999).
    10.6*         1992 Executive Split Dollar Insurance Plan (incorporated by reference to Exhibit 10(12) to our Annual Report on Form 10-K
                  for the year ended December 31, 1992).
    10.7*         Comcast Corporation 1996 Cash Bonus Plan, as amended and
                  restated, effective June 21, 1999 (incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q for the
                  quarter ended June 30, 1999).
    10.8*         Comcast Corporation 1996 Executive Cash Bonus Plan, as amended and restated, effective June 21, 1999 (incorporated by
                  reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q
                  for the quarter ended June 30, 1999).
    10.9*         Compensation and Deferred Compensation Agreement by and
                  between Comcast Corporation and Ralph J. Roberts, as amended and restated, effective August 31, 1998 (incorporated by
                  reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q
                  for the quarter ended September 30, 1998).
    10.10         The Comcast Corporation Retirement-Investment Plan, as amended and restated effective January 1, 1993 (revised through
                  September 30, 1995) (incorporated by reference to Exhibit 10.1 to our Registration Statement on Form S-8 filed on October 5,
                  1995).
    10.11         Defined Contribution Plans Master Trust Agreement, between
                  Comcast Corporation and State Street Bank and Trust Company
                  (incorporated by reference to Exhibit 10.2 to our Registration
                  Statement on Form S-8 filed on October 5, 1995).
    10.12         Tax Sharing Agreement, dated as of December 2, 1992, among
                  Storer Communications, Inc., TKR Cable I, Inc., TKR Cable II,
                  Inc., TKR Cable III, Inc., Tele-Communications, Inc., the
                  Company and each of the Departing Subsidiaries that are
                  signatories thereto (incorporated by reference to Exhibit 4 to our Current Report on Form 8-K filed on December 17, 1992, as amended by Form 8 filed January 8, 1993).
    10.13*        Comcast Corporation 1997 Deferred Stock Option Plan, as
                  amended and restated, effective June 21, 1999 (incorporated by reference to Exhibit 10.6 to our Quarterly Report on Form 10-Q
                  for the quarter ended June 30, 1999).
    10.14         Tax Sharing Agreement, dated December 2, 1992, between the
                  Company and Comcast Storer, Inc. (incorporated by reference to
                  Exhibit 9 to our Current Report on Form 8-K filed on December
                  17, 1992, as amended by Form 8 filed January 8, 1993).
    10.15         Amended and Restated Stockholders Agreement, dated as of
                  February 9, 1995, among the Company, Comcast QVC, Inc., QVC
                  Programming Holdings, Inc., Liberty Media Corporation, QVC
                  Investment, Inc. and Liberty QVC, Inc. (incorporated by
                  reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q
                  for the quarter ended March 31, 1995).
    10.16(a)      Credit Agreement, dated as of February 15, 1995, among QVC,
                  Inc. and the Banks listed therein (incorporated by reference to Exhibit (b)(6) to Amendment No. 21 to the Tender Offer
                  Statement on Schedule 14D-1 filed on February 17, 1995 by QVC
                  Programming Holdings, Inc., the Company and
                  Tele-Communications, Inc. with respect to the tender offer for all outstanding shares of QVC, Inc.).
    10.16(b)**    Amendment No. 3, dated as of July 19, 1996, to the Credit
                  Agreement, dated as of February 15, 1995, among QVC, Inc. and the Banks listed therein.
    10.17         Comcast MHCP Holdings, L.L.C. Amended and Restated Limited
                  Liability Company Agreement, dated as of December 18, 1994, among Comcast Cable Communications, Inc., The California
                  Public Employees' Retirement System and, for certain limited purposes, the Company (incorporated by reference to Exhibit
                  10.1 to our Current Report on Form 8-K filed on January 6,
                  1995).
--------
    *   Constitutes a management contract or compensatory plan or arrangement.

    10.18         Credit Agreement, dated as of December 22, 1994, among Comcast
                  MH Holdings, Inc., the banks listed therein, The Chase
                  Manhattan Bank (National Association), NationsBank of Texas,
                  N.A. and the Toronto-Dominion Bank, as Arranging Agents, The
                  Bank of New York, The Bank of Nova Scotia, Canadian Imperial
                  Bank of Commerce and Morgan Guaranty Trust Company of New
                  York, as Managing Agents and NationsBank of Texas, N.A., as
                  Administrative Agent (incorporated by reference to Exhibit
                  10.2 to our Current Report on Form 8-K filed on January 6,
                  1995).
    10.19         Pledge Agreement, dated as of December 22, 1994, between
                  Comcast MH Holdings, Inc. and NationsBank of Texas, N.A., as
                  the secured party (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on January 6, 1995).
    10.20         Pledge Agreement, dated as of December 22, 1994, between
                  Comcast Communications Properties, Inc. and NationsBank of
                  Texas, N.A., as the Secured Party (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed on
                  January 6, 1995).
    10.21         Affiliate Subordination Agreement (as the same may be amended, modified, supplemented, waived, extended or restated from time to time, this "Agreement"), dated as of December 22, 1994, among the Company, Comcast MH Holdings, Inc., (the
                  "Borrower"), any affiliate of the Borrower that shall have become a party thereto and NationsBank of Texas, N.A., as
                  Administrative Agent under the Credit Agreement dated as of
                  December 22, 1994, among the Borrower, the Banks listed
                  therein, The Chase Manhattan Bank (National Association),
                  NationsBank of Texas, N.A. and The Toronto-Dominion Bank, as
                  Arranging Agents, The Bank of New York, The Bank of Nova
                  Scotia, Canadian Imperial Bank of Commerce and Morgan Guaranty
                  Trust Company of New York, as Managing Agents, and the
                  Administrative Agent (incorporated by reference to Exhibit
                  10.5 to our Current Report on Form 8-K filed on January 6,
                  1995).
    10.22**       Credit Agreement, dated as of November 15, 1996, among Comcast
                  SCH Holdings, Inc., the banks listed therein, Nationsbank of
                  Texas, N.A., as Documentation Agent, The Chase Manhattan Bank,
                  as Syndication Agent, The Bank of New York, The Chase
                  Manhattan Bank and Nationsbank of Texas, N.A., as Managing
                  Agents, and The Bank of New York, as Administrative Agent.
    10.23         Indenture dated as of May 1, 1997, between Comcast Cable
                  Communications, Inc. and Bank of Montreal Trust Company, as
                  Trustee, in respect of Comcast Cable Communications, Inc.'s
                  8-1/8% Notes due 2004, 8-3/8% Notes due 2007, 8-7/8% Notes due
                  2017, 8-1/2% Notes due 2027 and 6.20% Notes due 2008
                  (incorporated by reference to Exhibit 4.1(a) to the
                  Registration Statement on Form S-4 (File No. 333-30745) of
                  Comcast Cable Communications, Inc.).
    10.24         Purchase and Sale Agreement dated as of January 19, 1999 among
                  SBC Communications Inc., Comcast Cellular Holdings
                  Corporation, Comcast Financial Corporation and Comcast
                  Corporation (incorporated by reference to Exhibit 10.34 to our
                  Annual Report on Form 10-K for the year ended December 31,
                  1998).
    10.25         Agreement and Plan of Merger, dated as of November 16, 1999, by and among Comcast Corporation, Comcast LCI Holdings, Inc., a wholly owned subsidiary of Comcast, Lenfest Communications,
                  Inc. ("Lenfest") and Lenfest's stockholders as named therein.
                  (incorporated by reference to Exhibit 10.1 to our Current
                  Report on Form 8-K filed on December 13, 1999).
    21            List of Subsidiaries.
    23.1          Consent of Deloitte & Touche LLP.
    23.2          Consent of KPMG LLP.
    27.1          Financial Data Schedule.
    99.1          Report of Independent Public Accountants to QVC, Inc., as of
                  December 31, 1998 and for the years ended December 31, 1998 and 1997.

----------
    * Constitutes a management contract or compensatory plan or arrangement. ** Pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K, the Registrant
        agrees to furnish a copy of the referenced agreement to the Commission upon request.

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in Philadelphia, Pennsylvania on February 29, 2000.

                                            Comcast Corporation


                                            By:   /s/ Brian L. Roberts
                                                  ------------------------------
                                                  Brian L. Roberts
                                                  President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     Signature                                   Title                               Date
     ---------                                   -----                               ----

/s/ Ralph J. Roberts          Chairman of the Board of Directors; Director        February 29, 2000
--------------------------
Ralph J. Roberts

/s/ Julian A. Brodsky           Vice Chairman of the Board of Directors;          February 29, 2000
--------------------------                      Director
Julian A. Brodsky

/s/ Brian L. Roberts            President; Director (Principal Executive          February 29, 2000
--------------------------                      Officer)
Brian L. Roberts

/s/ John R. Alchin                Executive Vice President, Treasurer             February 29, 2000
--------------------------            (Principal Financial Officer)
John R. Alchin

/s/ Lawrence J. Salva                    Senior Vice President                    February 29, 2000
--------------------------           (Principal Accounting Officer)
Lawrence J. Salva

/s/ Gustave G. Amsterdam                        Director                          February 29, 2000
--------------------------
Gustave G. Amsterdam

/s/ Sheldon M. Bonovitz                         Director                          February 29, 2000
--------------------------
Sheldon M. Bonovitz

/s/ Joseph L. Castle II                         Director                          February 29, 2000
--------------------------
Joseph L. Castle II

/s/ Bernard C. Watson                           Director                          February 29, 2000
--------------------------
Bernard C. Watson

/s/ Irving A. Wechsler                          Director                          February 29, 2000
--------------------------
Irving A. Wechsler

/s/ Anne Wexler                                 Director                          February 29, 2000
--------------------------
Anne Wexler

                      COMCAST CORPORATION AND SUBSIDIARIES

                 SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF

                     REGISTRANT UNCONSOLIDATED (PARENT ONLY)

                             CONDENSED BALANCE SHEET

                        (In millions, except share data)

                                                                                                   December 31,
ASSETS                                                                                     1999                    1998
------                                                                                -------------           ------------
   Cash and cash equivalents........................................................           $8.6                  $31.2
   Other current assets.............................................................           16.2                   18.4
                                                                                      -------------           ------------
      Total current assets..........................................................           24.8                   49.6

   Investments in and amounts due from subsidiaries
      eliminated upon consolidation.................................................       14,664.6                5,679.6
   Property and equipment, net......................................................           11.7                   14.0
   Other assets, net................................................................           66.7                   23.5
                                                                                      -------------           ------------
                                                                                          $14,767.8               $5,766.7
                                                                                      =============           ============

LIABILITIES AND STOCKHOLDERS' EQUITY

   Accrued interest.................................................................          $34.9                  $30.5
   Other current liabilities........................................................          694.3                  286.3
                                                                                      -------------           ------------
      Total current liabilities.....................................................          729.2                  316.8
                                                                                      -------------           ------------

   Long-term debt, less current portion (including adjustment
      to carrying value of $666.0 million and zero).................................        3,147.5                1,065.3
                                                                                      -------------           ------------
   Deferred income taxes and other..................................................          549.8                  458.1
                                                                                      -------------           ------------
   Common equity put options........................................................                                 111.2
                                                                                      -------------           ------------

   Stockholders' equity
      Preferred stock - authorized,  20,000,000 shares; 5% series A convertible, no par value; issued,
         zero and 6,370 at redemption value.........................................                                  31.9
         5.25% series B mandatorily redeemable convertible,
         $1,000 par value; issued, 569,640 and 540,690
         at redemption value........................................................          569.6                  540.7
      Class A special common stock, $1 par value - authorized,
         2,500,000,000 shares; issued, 716,442,482 and 698,395,170..................          716.4                  698.4
      Class A common stock, $1 par value - authorized,
         200,000,000 shares; issued, 25,993,380 and 31,690,063......................           26.0                   31.7
      Class B common stock, $1 par value - authorized,
         50,000,000 shares; issued, 9,444,375.......................................            9.4                    9.4
      Additional capital............................................................        3,527.0                2,941.7
      Accumulated deficit...........................................................         (619.8)              (1,488.2)
      Accumulated other comprehensive income........................................        6,112.7                1,049.7
                                                                                      -------------           ------------
         Total stockholders' equity.................................................       10,341.3                3,815.3
                                                                                      -------------           ------------
                                                                                          $14,767.8               $5,766.7
                                                                                      =============           ============

                      COMCAST CORPORATION AND SUBSIDIARIES

                SCHEDULE I -- CONDENSED FINANCIAL INFORMATION OF

                     REGISTRANT UNCONSOLIDATED (PARENT ONLY)

            CONDENSED STATEMENT OF OPERATIONS AND ACCUMULATED DEFICIT

                      (In millions, except per share data)

                                                                                    Year Ended December 31,
                                                                       1999                   1998                  1997
                                                                 -------------         --------------         -------------
REVENUES, principally intercompany fees eliminated
   upon consolidation............................................       $377.7                 $320.1                $286.8

GENERAL AND ADMINISTRATIVE EXPENSES..............................         91.3                   83.2                  69.5
                                                                 -------------         --------------         -------------

OPERATING INCOME.................................................        286.4                  236.9                 217.3

OTHER (INCOME) EXPENSE
   Interest expense, including intercompany interest, net........        275.8                  239.1                 231.2
   Expense related to indexed debt...............................        666.0
   Equity in net (income) losses of affiliates and other.........     (1,652.4)                (976.2)                238.6
                                                                 -------------         --------------         -------------
                                                                        (710.6)                (737.1)                469.8
                                                                 -------------         --------------         -------------

INCOME (LOSS) BEFORE INCOME TAX BENEFIT
   AND EXTRAORDINARY ITEMS.......................................        997.0                  974.0                (252.5)

INCOME TAX BENEFIT...............................................       (113.5)                  (2.1)                (16.6)
                                                                 -------------         --------------         -------------

INCOME (LOSS) BEFORE EXTRAORDINARY ITEMS.........................      1,110.5                  976.1                (235.9)

EXTRAORDINARY ITEMS..............................................        (44.8)                  (4.0)                 (2.8)
                                                                 -------------         --------------         -------------

NET INCOME (LOSS)................................................      1,065.7                  972.1                (238.7)

ACCUMULATED DEFICIT
   Beginning of year.............................................     (1,488.2)              (2,415.9)             (2,127.1)
   Retirement of common stock....................................        (25.3)                 (10.0)                (17.7)
   Share exchange................................................       (172.0)
   Cash dividends, $.0467 per share in 1998 and 1997.............                               (34.4)                (32.4)
                                                                 -------------         --------------         -------------

   End of year...................................................      ($619.8)             ($1,488.2)            ($2,415.9)
                                                                 =============         ==============         =============

                      COMCAST CORPORATION AND SUBSIDIARIES

                SCHEDULE I -- CONDENSED FINANCIAL INFORMATION OF

                     REGISTRANT UNCONSOLIDATED (PARENT ONLY)

                        CONDENSED STATEMENT OF CASH FLOWS

                                  (In millions)

                                                                                            Year Ended December 31,
                                                                                  1999                1998             1997
                                                                            --------------      -------------     ------------
OPERATING ACTIVITIES
   Net income (loss).......................................................       $1,065.7             $972.1          ($238.7)
   Adjustments to reconcile net income (loss) to net cash
      provided by operating activities:
      Depreciation and amortization........................................            6.8               13.2              7.0
      Non-cash interest expense, net.......................................                               3.7            106.8
      Non-cash expense related to indexed debt.............................          666.0
      Equity in net (income) losses of affiliates..........................       (1,593.0)            (976.6)           275.2
      Extraordinary items..................................................           44.8                4.0              2.8
      Deferred income taxes and other......................................          292.9              104.2             88.9
                                                                            --------------      -------------     ------------
                                                                                     483.2              120.6            242.0

      Changes in working capital...........................................           79.0              155.2            (80.1)
                                                                            --------------      -------------     ------------
            Net cash provided by operating activities......................          562.2              275.8            161.9
                                                                            --------------      -------------     ------------

FINANCING ACTIVITIES
   Proceeds from borrowings................................................        2,525.4
   Retirement and repayment of debt........................................         (962.9)             (50.6)           (59.5)
   Issuance of preferred stock.............................................                                              500.0
   (Repurchases) issuances of common stock, net............................          (13.6)              28.9            470.2
   Dividends...............................................................           (9.4)             (36.0)           (34.0)
   Other...................................................................          (23.0)             (32.8)            12.7
                                                                            --------------      -------------     ------------
            Net cash provided by (used in) financing activities............        1,516.5              (90.5)           889.4
                                                                            --------------      -------------     ------------

INVESTING ACTIVITIES
   Net transactions with affiliates........................................       (2,087.1)            (164.0)        (1,026.4)
   Capital expenditures and other..........................................          (14.2)              (2.9)           (21.8)
                                                                            --------------      -------------     ------------
            Net cash used in investing activities..........................       (2,101.3)            (166.9)        (1,048.2)
                                                                            --------------      -------------     ------------

(DECREASE) INCREASE IN CASH AND
   CASH EQUIVALENTS........................................................          (22.6)              18.4              3.1

CASH AND CASH EQUIVALENTS, beginning of year...............................           31.2               12.8              9.7
                                                                            --------------      -------------     ------------

CASH AND CASH EQUIVALENTS, end of year.....................................           $8.6              $31.2            $12.8
                                                                            ==============      =============     ============

                      COMCAST CORPORATION AND SUBSIDIARIES

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                  (In millions)

                                                                               Additions
                                                           Balance at         Charged to        Deductions          Balance
                                                            Beginning          Costs and           from             at End
                                                             of Year           Expenses         Reserves(A)         of Year
                                                             -------           --------         -----------         -------
Allowance for Doubtful Accounts

   1999...................................................   $120.7             $48.6             $32.7            $136.6

   1998...................................................    108.8              52.2              40.3             120.7

   1997...................................................     94.0              55.1              40.3             108.8



Allowance for Obsolete
  Electronic Retailing Inventories

   1999...................................................    $60.9             $61.9             $33.6             $89.2

   1998...................................................     44.5              39.0              22.6              60.9

   1997...................................................     34.7              37.0              27.2              44.5



(A) Uncollectible accounts and obsolete inventory written off.