Form 10-Q
period 2000-03-31
COMCAST CORP
filed 2000-05-05
CIK 22301

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

(X) Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended:
                                 MARCH 31, 2000
                                       OR
( ) Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from ________ to ________.

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

         Yes  X                                             No
             ---                                               ---
                           --------------------------

As of March 31, 2000, there were 873,837,065 shares of Class A Special Common Stock, 23,854,080 shares of Class A Common Stock and 9,444,375 shares of Class B Common Stock outstanding.

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 2000

                                TABLE OF CONTENTS
                                                                           Page
                                                                          Number
                                                                          ------
PART I.   FINANCIAL INFORMATION

          ITEM 1. Financial Statements

                  Condensed Consolidated Balance Sheet as of
                  March 31, 2000 and December 31, 1999 (Unaudited).............2

                  Condensed Consolidated Statement of
                  Operations and Accumulated Deficit for the
                  Three Months Ended March 31, 2000 and 1999 (Unaudited).......3

                  Condensed Consolidated Statement of Cash Flows for the
                  Three Months Ended March 31, 2000 and 1999 (Unaudited).......4

                  Notes to Condensed Consolidated Financial Statements
                  (Unaudited).............................................5 - 13

          ITEM 2. Management's Discussion and Analysis of Financial
                  Condition and Results of Operations....................14 - 19

PART II.  OTHER INFORMATION

          ITEM 1. Legal Proceedings...........................................20

          ITEM 6. Exhibits and Reports on Form 8-K............................20

          SIGNATURE...........................................................21
                       -----------------------------------

     This Quarterly Report on Form 10-Q is for the three months ended March 31, 2000. This Quarterly Report modifies and supersedes documents filed prior to this Quarterly Report. The SEC allows us to "incorporate by reference" information that we file with them, which means that we can disclose important information to you by referring you directly to those documents. Information incorporated by reference is considered to be part of this Quarterly Report. In addition, information that we file with the SEC in the future will automatically update and supersede information contained in this Quarterly Report. In this Quarterly Report, "Comcast," "we," "us" and "our" refer to Comcast Corporation and its subsidiaries.

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

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 2000

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

                                                                                (Dollars in millions, except share data)
                                                                                         March 31,   December 31,
                                                                                            2000          1999
                                                                                         ---------     ---------
ASSETS
CURRENT ASSETS
   Cash and cash equivalents.........................................................       $750.6        $922.2
   Investments.......................................................................      4,841.9       7,606.0
   Accounts receivable, less allowance for doubtful accounts of $150.3 and $136.6....        654.6         673.3
   Inventories, net..................................................................        374.8         402.8
   Other current assets..............................................................         93.2         100.1
                                                                                         ---------     ---------
       Total current assets..........................................................      6,715.1       9,704.4
                                                                                         ---------     ---------
INVESTMENTS..........................................................................      6,542.9       5,548.8
                                                                                         ---------     ---------
PROPERTY AND EQUIPMENT...............................................................      6,404.6       5,153.2
   Accumulated depreciation..........................................................     (1,640.0)     (1,700.9)
                                                                                         ---------     ---------
   Property and equipment, net.......................................................      4,764.6       3,452.3
                                                                                         ---------     ---------
DEFERRED CHARGES.....................................................................     23,516.2      12,722.1
   Accumulated amortization..........................................................     (2,894.0)     (2,742.0)
                                                                                         ---------     ---------
   Deferred charges, net.............................................................     20,622.2       9,980.1
                                                                                         ---------     ---------
                                                                                         $38,644.8     $28,685.6
                                                                                         =========     =========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts payable and accrued expenses.............................................     $2,516.5      $2,786.5
   Accrued interest..................................................................        167.3         104.5
   Deferred income taxes.............................................................      1,363.4       2,118.6
   Current portion of long-term debt.................................................        128.8         517.5
                                                                                         ---------     ---------
       Total current liabilities.....................................................      4,176.0       5,527.1
                                                                                         ---------     ---------
LONG-TERM DEBT, less current portion (including adjustment to carrying value of
   $1,353.5 and $666.0)..............................................................     10,805.6       8,707.2
                                                                                         ---------     ---------
DEFERRED INCOME TAXES................................................................      5,966.0       3,150.5
                                                                                         ---------     ---------
MINORITY INTEREST AND OTHER..........................................................        877.0         959.5
                                                                                         ---------     ---------
COMMITMENTS AND CONTINGENCIES
COMMON EQUITY PUT OPTIONS............................................................         82.0
                                                                                         ---------     ---------
STOCKHOLDERS' EQUITY
   Preferred stock - authorized, 20,000,000 shares; 5.25% series B mandatorily redeemable convertible, $1,000 par value; issued, 577,116 and 569,640
     at redemption value.............................................................        577.1         569.6
   Class A special common stock, $1 par value - authorized, 2,500,000,000 shares;
     issued, 897,161,976 and 716,442,482; outstanding, 873,837,065 and 716,442,482 ..        873.8         716.4
   Class A common stock, $1 par value - authorized,
     200,000,000 shares; issued, 23,854,080 and 25,993,380...........................         23.9          26.0
   Class B common stock, $1 par value - authorized,
     50,000,000 shares; issued, 9,444,375............................................          9.4           9.4
   Additional capital................................................................     11,108.8       3,527.0
   Accumulated deficit...............................................................       (975.9)       (619.8)
   Accumulated other comprehensive income............................................      5,121.1       6,112.7
                                                                                         ---------     ---------
       Total stockholders' equity....................................................     16,738.2      10,341.3
                                                                                         ---------     ---------
                                                                                         $38,644.8     $28,685.6
                                                                                         =========     =========

See notes to condensed consolidated financial statements.

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 2000
     CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND ACCUMULATED DEFICIT
                                   (Unaudited)

                                                                       (Amounts in millions, except per share data)
                                                                                Three Months Ended March 31,
                                                                                      2000           1999
                                                                                    ---------      ---------
REVENUES
    Service income.........................................................          $1,117.9         $724.4
    Net sales from electronic retailing....................................             741.3          649.6
                                                                                    ---------      ---------
                                                                                      1,859.2        1,374.0
                                                                                    ---------      ---------
COSTS AND EXPENSES
    Operating..............................................................             548.9          373.6
    Cost of goods sold from electronic retailing...........................             447.4          390.5
    Selling, general and administrative....................................             276.0          184.8
    Depreciation...........................................................             171.9          116.6
    Amortization...........................................................             373.8          121.9
                                                                                    ---------      ---------
                                                                                      1,818.0        1,187.4
                                                                                    ---------      ---------
OPERATING INCOME...........................................................              41.2          186.6
OTHER (INCOME) EXPENSE
    Interest expense.......................................................             168.6          111.2
    Investment income......................................................            (644.6)        (127.8)
    Expense related to indexed debt........................................             687.5
    Equity in net losses (income) of affiliates............................               2.9           (1.1)
    Other expense (income).................................................              10.8           (0.2)
                                                                                    ---------      ---------
                                                                                        225.2          (17.9)
                                                                                    ---------      ---------
(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE INCOME
    TAX, MINORITY INTEREST AND EXTRAORDINARY ITEMS.........................            (184.0)         204.5
INCOME TAX (BENEFIT) EXPENSE...............................................             (31.8)          87.4
                                                                                    ---------      ---------
(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE
    MINORITY INTEREST AND EXTRAORDINARY ITEMS..............................            (152.2)         117.1
MINORITY INTEREST..........................................................              34.2           15.3
                                                                                    ---------      ---------
(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE
    EXTRAORDINARY ITEMS....................................................            (186.4)         101.8
LOSS FROM DISCONTINUED OPERATIONS, net of income tax
    benefit of $11.9 in 1999...............................................                             20.1
                                                                                    ---------      ---------
(LOSS) INCOME BEFORE EXTRAORDINARY ITEMS...................................            (186.4)          81.7
EXTRAORDINARY ITEMS........................................................              (5.1)          (0.7)
                                                                                    ---------      ---------
NET (LOSS) INCOME..........................................................            (191.5)          81.0
PREFERRED DIVIDENDS........................................................              (7.5)          (7.5)
                                                                                    ---------      ---------
NET (LOSS) INCOME FOR COMMON STOCKHOLDERS..................................           ($199.0)         $73.5
                                                                                    =========      =========
ACCUMULATED DEFICIT
    Beginning of period....................................................           ($619.8)     ($1,488.2)
    Net (loss) income......................................................            (191.5)          81.0
    Retirement of common stock.............................................            (164.6)          (9.6)
                                                                                    ---------      ---------
    End of period..........................................................           ($975.9)     ($1,416.8)
                                                                                    =========      =========
BASIC (LOSS) EARNINGS FOR COMMON STOCKHOLDERS PER COMMON SHARE
    (Loss) income from continuing operations before extraordinary items....             ($.23)          $.13
    Loss from discontinued operations......................................                             (.03)
    Extraordinary items....................................................              (.01)
                                                                                    ---------      ---------
       Net (loss) income...................................................             ($.24)          $.10
                                                                                    =========      =========
BASIC WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING.................             836.6          741.4
                                                                                    =========      =========
DILUTED (LOSS) EARNINGS FOR COMMON STOCKHOLDERS PER COMMON SHARE
    (Loss) income from continuing operations before extraordinary items....             ($.23)          $.12
    Loss from discontinued operations......................................                             (.02)
    Extraordinary items....................................................              (.01)
                                                                                    ---------      ---------
       Net (loss) income...................................................             ($.24)          $.10
                                                                                    =========      =========
DILUTED WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING...............             836.6          814.9
                                                                                    =========      =========

See notes to condensed consolidated financial statements.

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 2000
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                                         (Dollars in millions)
                                                                                      Three Months Ended March 31,
                                                                                          2000           1999
                                                                                        ---------      --------
OPERATING ACTIVITIES
   Net (loss) income................................................................      ($191.5)        $81.0
   Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities from continuing operations:
     Depreciation...................................................................        171.9         116.6
     Amortization...................................................................        373.8         121.9
     Non-cash interest income, net..................................................        (13.3)         (1.4)
     Non-cash expense related to indexed debt.......................................        687.5
     Equity in net losses (income) of affiliates....................................          2.9          (1.1)
     Gains on investments, net......................................................       (590.7)       (101.2)
     Minority interest..............................................................         34.2          15.3
     Loss from discontinued operations..............................................                       20.1
     Extraordinary items............................................................          5.1           0.7
     Deferred income taxes and other................................................       (253.6)         25.3
                                                                                        ---------      --------
                                                                                            226.3         277.2
     Changes in working capital.....................................................       (369.8)         23.1
                                                                                        ---------      --------
           Net cash (used in) provided by operating activities from
               continuing operations................................................       (143.5)        300.3
                                                                                        ---------      --------
FINANCING ACTIVITIES
   Proceeds from borrowings.........................................................         88.2         778.3
   Retirement and repayment of debt.................................................       (700.7)        (66.4)
   Repurchases of common stock, net.................................................       (109.1)         (3.5)
   Dividends........................................................................                       (9.0)
   Deferred financing costs.........................................................                      (14.4)
                                                                                        ---------      --------
           Net cash (used in) provided by financing activities from
               continuing operations................................................       (721.6)        685.0
                                                                                        ---------      --------
INVESTING ACTIVITIES
   Acquisitions, net of cash acquired...............................................        (75.3)
   Proceeds from sales of (purchases of) short-term investments, net................        663.0         (40.6)
   Purchases of investments.........................................................       (174.9)       (116.4)
   Proceeds from sales of investments...............................................        649.2          50.7
   Capital expenditures.............................................................       (289.1)       (122.4)
   Additions to deferred charges....................................................        (79.4)        (78.6)
                                                                                        ---------      --------
           Net cash provided by (used in) investing activities
               from continuing operations...........................................        693.5        (307.3)
                                                                                        ---------      --------
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS -
   CONTINUING OPERATIONS............................................................       (171.6)        678.0
CASH AND CASH EQUIVALENTS, beginning of period......................................        922.2         870.7
                                                                                        ---------      --------
CASH AND CASH EQUIVALENTS, end of period............................................       $750.6      $1,548.7
                                                                                        =========      ========

See notes to condensed consolidated financial statements.

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 2000
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     Basis of Presentation
     The condensed consolidated balance sheet as of December 31, 1999 has been condensed from the audited consolidated balance sheet as of that date. The condensed consolidated balance sheet as of March 31, 2000 and the condensed consolidated statements of operations and accumulated deficit and of cash flows for the three months ended March 31, 2000 and 1999 have been prepared by Comcast Corporation (the "Company") and have not been audited by the Company's independent auditors. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows as of March 31, 2000 and for all periods presented have been made.

     Certain information and note disclosures normally included in the Company's annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1999 Annual Report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for the period ended March 31, 2000 are not necessarily indicative of operating results for the full year.

     Sale of Comcast Cellular Corporation
     In July 1999, the Company sold its indirect wholly owned subsidiary, Comcast Cellular Corporation ("Comcast Cellular"), to SBC Communications, Inc. The results of operations of Comcast Cellular for the three months ended March 31, 1999 have been presented as a discontinued operation in accordance with Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions."

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

     (Loss) Earnings for Common Stockholders Per Common Share
     (Loss) earnings for common stockholders per common share is computed by dividing net (loss) income, after deduction of preferred stock dividends, when applicable, by the weighted average number of common shares outstanding during the period on a basic and diluted basis.

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 2000
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

     The following table reconciles the numerator and denominator of the computations of diluted (loss) earnings for common stockholders per common share ("Diluted EPS") for the three months ended March 31, 2000 and 1999, respectively.

                                                                  (Amounts in millions, except per share data)
                                                                               Three Months Ended
                                                                                   March 31,
                                                                           2000                 1999
                                                                         ---------            ---------
     Net (loss) income for common stockholders........................     ($199.0)               $73.5
     Preferred dividends..............................................         7.5                  7.5
                                                                         ---------            ---------
     Net (loss) income for common stockholders used for
       Diluted EPS....................................................     ($191.5)               $81.0
                                                                         =========            =========
     Basic weighted average number of common shares outstanding.......       836.6                741.4
     Dilutive securities:
       Series A and B convertible preferred stock.....................                             45.2
       Stock option and restricted stock plans........................                             28.3
                                                                         ---------            ---------
     Diluted weighted average number of common shares
       outstanding....................................................       836.6                814.9
                                                                         =========            =========
     Diluted (loss) earnings for common stockholders
       per common share...............................................       ($.24)                $.10
                                                                         =========            =========

     Put options sold by the Company on a weighted average 0.6 million shares and 5.5 million shares, respectively, of its Class A Special Common stock (see Note 6) were outstanding during the three months ended March 31, 2000 and 1999 but were not included in the computation of Diluted EPS as the options' exercise price was less than the average market price of the Company's Class A Special Common Stock during the periods.

     For the three months ended March 31, 2000, potentially dilutive securities related to the Company's Series B convertible preferred stock, stock option and restricted stock plans have been excluded in determining the total weighted average number of common shares outstanding because of their antidilutive effect on loss for common stockholders per common share.

     Reclassifications
     Certain reclassifications have been made to the prior year condensed consolidated financial statements to conform to those classifications used in 2000.

3.   SIGNIFICANT EVENTS

     Acquisition of Lenfest Communications, Inc.
     In January 2000, the Company acquired substantially all of the assets of Lenfest Communications, Inc. ("Lenfest"), a cable communications company serving approximately 1.1 million subscribers primarily in the Philadelphia area from AT&T Corp. ("AT&T") and the other Lenfest stockholders for approximately 121.4 million shares of the Company's Class A Special Common Stock, subject to adjustment, with a value of $6.077 billion (the "Lenfest Acquisition"). In connection with the Lenfest Acquisition, the Company assumed approximately $1.343 billion of debt. Immediately upon closing of the Lenfest Acquisition, Lenfest was merged with and into Comcast LCI Holdings, Inc. ("LCI Holdings"), a wholly owned subsidiary of the Company, with LCI Holdings as the successor to Lenfest.

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 2000
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

     Consolidation of Garden State Cablevision L.P.
     Garden  State   Cablevision   L.P.   ("Garden   State   Cable"),   a  cable
     communications company serving approximately 216,000 subscribers in New Jersey, is a partnership which was owned 50% by Lenfest and 50% by the Company. The Company had accounted for its interest in Garden State Cable under the equity method (see Note 4). As a result of the Lenfest Acquisition, the Company now indirectly owns 100% of Garden State Cable. As such, the operating results of Garden State Cable have been included in the Company's condensed consolidated statement of operations and accumulated deficit from the date of the Lenfest Acquisition.

     Acquisition of CalPERS' Interest in Jointly Owned Cable Properties
     In February 2000, the Company acquired the California Public Employees Retirement System's 45% interest in Comcast MHCP Holdings, L.L.C. ("Comcast MHCP"), formerly a 55% owned consolidated subsidiary of the Company which serves approximately 642,000 cable subscribers in Michigan, New Jersey and Florida. As a result, the Company now owns 100% of Comcast MHCP. The consideration was $750.0 million in cash.

     Acquisition of Jones Intercable, Inc.
     In April 1999, the Company acquired a controlling interest in Jones Intercable, Inc. ("Jones Intercable"), a cable communications company serving approximately 1.1 million subscribers, for aggregate consideration of $706.3 million in cash. The acquisition was accounted for under the purchase method of accounting. As such, the operating results of Jones Intercable have been included in the Company's condensed consolidated statement of operations and accumulated deficit from the acquisition date. In June 1999, the Company purchased an additional 1.0 million shares of Jones Intercable Class A Common Stock for $50.0 million in cash in a private transaction. The Company contributed its interest in Jones Intercable to Comcast Cable Communications, Inc. ("Comcast Cable"), a wholly owned subsidiary of the Company.

     In March 2000, the Jones Intercable shareholders approved a merger agreement pursuant to which the Jones Intercable shareholders, including Comcast Cable, were to receive 1.4 shares of the Company's Class A Special Common Stock in exchange for each share of Jones Intercable Class A Common Stock and Common Stock (the "Jones Merger") and Jones Intercable was merged with and into Comcast JOIN Holdings, Inc., a wholly owned subsidiary of the Company ("JOIN Holdings"), with JOIN Holdings as the successor to Jones Intercable. In connection with the closing of the Jones Merger, the Company issued approximately 58.9 million shares of its Class A Special Common Stock to the Jones Intercable shareholders, including approximately 23.3 million shares to Comcast Cable and 35.6 million shares with a value of $1.727 billion to the public shareholders. As required under generally accepted accounting principles, the shares issued to Comcast Cable are presented as issued but not outstanding (held in treasury) in the Company's March 31, 2000 condensed consolidated balance sheet.

     The acquisitions completed by the Company during the three months ended March 31, 2000 were accounted for under the purchase method of accounting. As such, the operating results of the acquired systems have been included in the Company's condensed consolidated statement of operations and accumulated deficit from the acquisition date. The allocation of the purchase price for the acquisitions completed by the Company during the three months ended March 31, 2000 is preliminary pending completion of final appraisals. As the consideration given in exchange for Jones Intercable, Lenfest and the additional 50% interest in Garden State Cable was shares of the Company's Class A Special Common Stock, the acquisitions of such interests had no significant impact on the Company's condensed consolidated statement of cash flows during the three months ended March 31, 2000 (see Note 7).

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 2000
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

     Unaudited Pro Forma Information
     The following unaudited pro forma information for the three months ended March 31, 1999 has been presented as if the Lenfest Acquisition occurred on January 1, 1999. This information is based on historical results of operations, adjusted for acquisition costs, and, in the opinion of management, is not necessarily indicative of what the results would have been had the Company operated Lenfest and Garden State Cable since January 1, 1999 (dollars in millions).


                                                           Three Months Ended
                                                             March 31, 1999
                                                           ------------------

     Revenues.............................................      $1,524.9
     Net loss.............................................         (43.4)

4.   INVESTMENTS

                                                                        March 31,  December 31,
                                                                          2000        1999
                                                                       ----------  ----------
                                                                        (Dollars in millions)
     Fair value method...........................................       $10,648.2   $11,972.1
     Cost method.................................................           481.8     1,134.6
     Equity method...............................................           254.8        48.1
                                                                       ----------  ----------
            Total investments....................................        11,384.8    13,154.8
     Less, current investments...................................         4,841.9     7,606.0
                                                                       ----------  ----------
     Non-current investments.....................................        $6,542.9    $5,548.8
                                                                       ==========  ==========

     Fair Value Method
     The Company holds unrestricted equity investments in certain publicly traded companies, with an historical cost (including $2.219 billion and $2.186 billion of aggregate pre-tax gains recognized through March 31, 2000 and December 31, 1999, respectively) of $2.761 billion and $2.558 billion as of March 31, 2000 and December 31, 1999, respectively. The unrealized pre-tax gains as of March 31, 2000 and December 31, 1999 of $7.887 billion and $9.414 billion, respectively, have been reported in the Company's condensed consolidated balance sheet as a component of accumulated other comprehensive income, net of related deferred income tax expense of $2.760 billion and $3.294 billion, respectively.

     Sprint PCS. As of March 31, 2000 and December 31, 1999, as adjusted for Sprint PCS' 2-for-1 stock split in February 2000, the Company holds approximately 93.8 million shares of unregistered Series 2 Sprint PCS common stock, 123,452 shares of Sprint PCS convertible preferred stock (convertible into approximately 4.0 million shares of unregistered Series 2 Sprint PCS common stock) and a warrant to purchase approximately 6.0 million shares of unregistered Series 2 Sprint PCS common stock at $12.01 per share (the "Sprint PCS Stock"). The Company has registration rights, subject to customary restrictions, which will allow the Company to sell its Sprint PCS Stock. As of March 31, 2000 and December 31, 1999, the Company has recorded its investment in Sprint PCS at its estimated fair value of $5.149 billion and $4.234 billion, respectively (see Note 5).

     In January 2000, the Company entered into a securities loan agreement with a third party (the "Borrower") pursuant to which the Company agreed to lend
     22.0 million shares (as adjusted for Sprint PCS' 2-for-1 stock split in February 2000) of its Sprint PCS Stock (the "Transferred Shares") to the Borrower. The Borrower provided cash collateral equal to the value of the Transferred Shares (initially $1.123 billion), adjusted daily for changes in the value of the underlying Transferred Shares. The Transferred Shares are included in current investments in the Company's March 31, 2000 condensed consolidated balance sheet.

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 2000
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

     AT&T. As of March 31, 2000 and December 31, 1999, the Company holds approximately 39.9 million shares of unregistered AT&T common stock (as adjusted for AT&T's 3-for-2 stock split in April 1999). As of March 31, 2000, and December 31, 1999, the Company has recorded its investment in AT&T at its estimated fair value of $2.250 billion and $2.026 billion, respectively. The Company has registration rights, subject to customary restrictions, which allow the Company to sell its AT&T common stock.

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

     Internet Capital Group. In August 1999, Internet Capital Group ("ICG"), an investee of the Company previously accounted for under the cost method, completed an initial public offering of its common stock. ICG is an Internet holding company engaged in managing and operating a network of business-to-business e-commerce companies. During the three months ended March 31, 2000, the Company sold approximately 2.3 million shares of its ICG common stock for proceeds of $327.1 million and recognized a pre-tax gain of $325.9 million. Such gain was recorded as a reclassification from accumulated other comprehensive income to investment income. As of March 31, 2000 and December 31, 1999, the Company holds approximately 21.4 million shares and 23.7 million shares of ICG common stock and warrants and options to purchase approximately 0.6 million shares and 0.6 million shares of ICG common stock, respectively. As of March 31, 2000 and December 31, 1999, the Company has recorded its investment in ICG at its estimated fair value of $1.982 billion and $4.127 billion, respectively.

     Excite@Home. Excite@Home provides Internet services to subscribers and businesses over the cable communications infrastructure in a limited number of cities in the US. As of March 31, 2000 and December 31, 1999, the Company holds approximately 29.1 million shares of Excite@Home Series A Common Stock (the "Excite@Home Series A Stock") and warrants and options to purchase an additional 2.0 million shares and 0.6 million shares, respectively, of Excite@Home Series A Stock. As of March 31, 2000 and December 31, 1999, 30% of the Excite@Home Series A shares held by the Company were contractually restricted shares (the "Restricted Shares") and 70% of the Excite@Home Series A shares held by the Company were unrestricted shares (the "Unrestricted Shares"). The Company has recorded the Restricted Shares at their historical cost of $0.6 million and the Unrestricted Shares and warrants, which are classified as available for sale, at their estimated fair value of $783.4 million and $918.0 million, respectively, as of March 31, 2000 and December 31, 1999.

     In March 2000, Excite@Home and its principal cable partners, including the Company, entered into an agreement pursuant to which the Company agreed to enter into a new distribution agreement with Excite@Home for the period from June 2002 through June 2006, give up its Board level veto rights and resign from the Excite@Home Board of Directors. The Company may elect to terminate the existing or the new distribution agreement beginning June 2001 on at least six months notice. Under the terms of the agreement, AT&T agreed to give the Company the right to sell its Excite@Home Series A shares to AT&T at any time between January 1, 2001 and June 4, 2002 at a price equal to the higher of $48 per share or the average per share trading price for a 30-day trading period (as defined). The aggregate value of the Excite@Home Series A shares that AT&T would be required to purchase from the Company is limited to $1.5 billion. The Company has the right to elect payment in the form of cash or in shares of AT&T common stock.

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 2000
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

     The existing Excite@Home warrants held by the Company will be amended to eliminate any performance vesting conditions. The Company will also receive new warrants with an exercise price of $29.54 to purchase two shares of Excite@Home Series A Stock for each home passed by the Company's cable communications systems. The new warrants vest in installments every six months beginning in June 2001 and will be fully vested in June 2006 provided that the Company has not elected to earlier terminate its existing or the new distribution agreement. The new warrants include customary registration rights and will expire in March 2015.

     The agreement summarized in the two previous paragraphs is subject to the receipt of necessary stockholder and other approvals and is expected to close in the third quarter of 2000.

     Sales of Other Fair Value Method Investments
     During the three months ended March 31, 2000 and 1999, the Company recognized pre-tax gains of $230.5 million and $0.3 million, respectively, on sales of certain of its other fair value method investments. These gains were recorded as a reclassification from accumulated other comprehensive income to investment income.

     Gains on Exchanges of Fair Value Method Investments
     During the three months ended March 31, 2000 and 1999, in connection with certain mergers of publicly traded companies held by the Company accounted for as investments available for sale, the Company recognized pre-tax gains of $33.0 million and $187.6 million, respectively, representing the difference between the fair value of the securities received by the Company and the Company's cost basis in the securities exchanged. Such gains were recorded as a reclassification from accumulated other comprehensive income to investment income.

     Impairment Losses
     During the three months ended March 31, 2000 and 1999, the Company recorded pre-tax losses of $4.9 million and $35.3 million on certain of its investments based on a decline in value that was considered other than temporary. Such losses are included in investment income in the Company's condensed consolidated statement of operations and accumulated deficit.

     Investment Expense Related to Call Options
     During the three months ended March 31, 1999, the Company recorded $51.4 million of investment expense related to changes in the value of and the settlement of call options on certain of the Company's fair value method investments, all of which expired by November 1999.

     Equity Method
     The Company records its proportionate interests in the net income (loss) of certain of its equity method investees in arrears. The Company's recorded investments exceed its proportionate interests in the book value of the investees' net assets by $58.5 million as of March 31, 2000 (related to the Company's investment in The Golf Channel). Such excess is being amortized to equity in net income or loss, over a period of twenty years, which is consistent with the estimated lives of the underlying assets. The original cost of investments accounted for under the equity method totaled $341.8 million and $235.6 million as of March 31, 2000 and December 31, 1999, respectively.

     During February 2000, the Company exercised a call option to purchase shares held by certain founding members and members of management of The Golf Channel for a total purchase price of $99.0 million. In addition, the Company purchased shares held by other minority shareholders for $26.3 million during March 2000 and $11.2 million during April 2000, respectively. The Company's current ownership after these transactions is 60.3%. The Company will continue to record its investment in The Golf Channel under the equity method due to certain veto rights that are held by one of the remaining minority partners.

     As a result of the Lenfest Acquisition (see Note 3), the Company has consolidated the results of Garden State Cable, previously accounted for under the equity method, effective January 2000.

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 2000
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

5.   LONG-TERM DEBT

     ZONES
     During the fourth quarter of 1999, the Company issued an aggregate of approximately 48.3 million (as adjusted for Sprint PCS' 2-for-1 stock split in February 2000) 2.0% Exchangeable Subordinated Debentures due 2029 (the "ZONES") for aggregate gross proceeds of $1.807 billion. At maturity, holders of the ZONES are entitled to receive in cash an amount equal to the higher of (a) the principal amount of the ZONES, or (b) the market value of Sprint PCS Stock. Prior to maturity, each ZONES is exchangeable at the holders option for an amount of cash equal to 95% of the market value of Sprint PCS Stock.

     The ZONES are being accounted for as an indexed debt instrument since the maturity value is dependent upon the fair value of Sprint PCS Stock. Therefore, the carrying value of the ZONES is marked to market each balance sheet date to reflect the fair value of the underlying Sprint PCS Stock with the change included in expense related to indexed debt in the Company's condensed consolidated statement of operations and accumulated deficit. During the three months ended March 31, 2000, the Company recorded $687.5 million of expense related to indexed debt. The Company's investment in Sprint PCS is accounted for as available for sale, with changes in fair value being reflected in accumulated other comprehensive income (see Note
     4).

     Debt Assumed
     In connection with the Lenfest Acquisition and the consolidation of Garden State Cable (see Note 3), the Company assumed aggregate debt of $1.629 billion with interest rates ranging between 6.95% and 10.5%, and maturities between 2001 and 2008.

     Extraordinary Items
     Extraordinary items during the three months ended March 31, 2000 of $5.1 million consist of unamortized debt issue costs and debt extinguishment costs, net of related tax benefits, expensed principally in connection with the redemption and retirement of certain indebtedness.

     Interest Rates
     As of March 31, 2000 and December 31, 1999, the Company's effective weighted average interest rate on its long- term debt outstanding was 6.62% and 6.67%, respectively. The Company's effective weighted average interest rate excludes the effects of the ZONES mark to market adjustments for both dates presented.

     Lines of Credit
     As of March 31, 2000, certain subsidiaries of the Company had unused lines of credit of $1.196 billion, $595.7 million of which is restricted by the covenants of the related debt agreements and to subsidiary general purposes and dividend declaration.

6.   STOCKHOLDERS' EQUITY

     Repurchase Program
     Based on the trade date for stock repurchases, during the three months ended March 31, 2000 and 1999, the Company repurchased approximately 3.3 million and approximately 0.2 million shares, respectively, of its common stock for aggregate consideration of $127.9 million and $11.5 million, respectively, pursuant to its Board- authorized repurchase program.

     As part of the repurchase program, during the three months ended March 31, 2000, the Company sold put options on 2.0 million shares of its Class A Special Common Stock. The put options mature on specific dates from July through October 2000. The amount the Company would be obligated to pay to repurchase such shares upon exercise of the put options, totaling $82.0 million, was reclassified from additional capital to common equity put options in the Company's March 31, 2000 condensed consolidated balance sheet.

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 2000
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

     Share Exchange
     During the three months ended March 31, 2000, the Company issued approximately 1.0 million shares of its Class A Special Common Stock in exchange for approximately 1.1 million shares of its Class A Common Stock. The Class A Common Stock was subsequently retired.

     Comprehensive (Loss) Income
     Total comprehensive (loss) income for the three months ended March 31, 2000 and 1999 was $1.183 billion and $1.215 billion, respectively. Total comprehensive (loss) income includes net income (loss), unrealized gains (losses) on marketable securities and foreign currency translation gains (losses) for the periods presented.

7.   STATEMENT OF CASH FLOWS - SUPPLEMENTAL INFORMATION

     During the three months ended March 31, 2000, the Company acquired all of the capital stock and/or partnership interests not previously owned by the Company of Lenfest, Garden State Cable, Jones Intercable and Comcast MHCP, principally through the issuance of the Company's Class A Special Common Stock (see Note 3). The fair values of the assets and liabilities acquired by the Company during the three months ended March 31, 2000 are presented as follows (in millions):


          Current assets.....................................     $268.7
          Investments........................................      129.5
          Property, plant & equipment........................    1,264.9
          Deferred charges...................................   10,866.8
          Current liabilities................................     (237.5)
          Long-term debt.....................................   (1,628.6)
          Deferred incomes taxes.............................   (2,859.7)
                                                                --------
               Net assets acquired.......................       $7,804.1
                                                                ========

     The Company made cash  payments  for  interest of $126.8  million and $56.4
     million   during  the  three   months   ended  March  31,  2000  and  1999,
     respectively.

     The Company made cash payments for income taxes of $456.0 million and $18.9
     million   during  the  three   months   ended  March  31,  2000  and  1999,
     respectively.

8.   COMMITMENTS AND CONTINGENCIES

     The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial position, results of operations or liquidity of the Company.

     In connection with a license awarded to an affiliate, the Company is contingently liable in the event of nonperformance by the affiliate to reimburse a bank which has provided a performance guarantee. The amount of the performance guarantee is approximately $500 million; however the Company's current estimate of the amount of expenditures (principally in the form of capital expenditures) that will be made by the affiliate necessary to comply with the performance requirements will not exceed $150 million.

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 2000
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONCLUDED
                                   (Unaudited)

9.   FINANCIAL DATA BY BUSINESS SEGMENT

     The following represents the Company's significant business segments, "Cable" and "Commerce." The components of net income (loss) below operating income (loss) are not separately evaluated by the Company's management on a segment basis (see the Company's condensed consolidated statement of operations and accumulated deficit) (dollars in millions).


                                                     Cable                   Corporate and
                                                Communications    Commerce     Other (1)       Total
                                                --------------    --------     ---------       -----
     Three Months Ended March 31, 2000
     ---------------------------------
     Revenues, net...........................        $976.3         $741.3        $141.6      $1,859.2
     Operating income before depreciation
         and amortization (2)................         436.8          144.8           5.3         586.9
     Depreciation and amortization...........         502.5           29.5          13.7         545.7
     Operating (loss) income.................         (65.7)         115.3          (8.4)         41.2
     Interest expense........................         127.6            9.0          32.0         168.6
     Capital expenditures....................         228.5           34.7          25.9         289.1

     As of March 31, 2000
     --------------------
     Assets..................................      24,404.7        2,250.2      11,989.9     $38,644.8
     Long-term debt, less current portion....       6,167.5          451.7       4,186.4      10,805.6

     Three Months Ended March 31, 1999
     ---------------------------------
     Revenues, net...........................        $604.8         $649.6        $119.6      $1,374.0
     Operating income before depreciation
         and amortization (2)................         280.5          130.9          13.7         425.1
     Depreciation and amortization...........         194.2           28.4          15.9         238.5
     Operating income (loss).................          86.3          102.5          (2.2)        186.6
     Interest expense........................          65.7           10.4          35.1         111.2
     Capital expenditures....................         105.6           11.0           5.8         122.4
     ---------------

     (1) Other includes segments not meeting certain quantitative guidelines for reporting. Other includes certain other operating businesses, such as Comcast-Spectacor, L.P., E! Entertainment Television, Inc. and elimination entries related to the segments presented. Corporate and other assets consist primarily of the Company's investments (see Note
          4).
     (2) Operating income before depreciation and amortization is commonly referred to in the Company's businesses as "operating cash flow." Operating cash flow is a measure of a company's ability to generate cash to service its obligations, including debt service obligations, and to finance capital and other expenditures. In part due to the capital intensive nature of the Company's businesses and the resulting significant level of non-cash depreciation and amortization expense, operating cash flow is frequently used as one of the bases for
          comparing  businesses  in  the  Company's  industries,   although  the
          Company's measure of operating cash flow may not be comparable to similarly titled measures of other companies. Operating cash flow is the primary basis used by the Company's management to measure the operating performance of its businesses. Operating cash flow does not purport to represent net income or net cash provided by operating activities, as those terms are defined under generally accepted accounting principles, and should not be considered as an alternative to such measurements as an indicator of the Company's performance.

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 2000

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

     We have in the past acquired and we will be acquiring cable communications systems in new communities in which we do not have established relationships with the franchising authority, community leaders and cable subscribers. Further, a substantial number of new employees must be integrated into our business practices and operations. Our previously announced agreement to assume management control of the operations of Prime Communications LLC is expected to close in the second quarter of 2000. Our previously announced cable system exchanges with Time Warner Cable, Adelphia Communications and AT&T Corp. ("AT&T") are subject to closing conditions and regulatory approvals and are expected to close in the second, fourth and fourth quarter of 2000, respectively. Our results of operations may be significantly affected by our ability to efficiently and effectively manage these changes.

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

     See Note 8 to our condensed  consolidated  financial statements included in
Item 1.

     Cash, Cash Equivalents and Short-term Investments

     We  have  traditionally   maintained   significant  levels  of  cash,  cash
equivalents and short-term investments to meet our short-term liquidity requirements. Our cash equivalents and short-term investments are recorded at fair value. Cash, cash equivalents and short-term investments as of March 31, 2000 were $5.593 billion, substantially all of which is unrestricted.

     Investments

     See Note 4 to our condensed  consolidated  financial statements included in
Item 1. A significant portion of our investments are in publicly traded companies and are reflected at fair value which fluctuates with market changes.

     We do not have any significant contractual funding commitments with respect to any of our investments. However, to the extent we do not fund our investees' non-binding capital calls, we are subject to dilution of our ownership interests. We continually evaluate our existing investments, as well as new investment opportunities.

     Financing

     See Notes 5 and 6 to our condensed consolidated financial statements included in Item 1.

     As of March 31, 2000 and December 31, 1999, our long-term debt, including current portion, was $10.934 billion and $9.225 billion, respectively. Excluding the effects of interest rate risk management instruments, 22.2% and 25.4% of our long-term debt as of March 31, 2000 and December 31, 1999, respectively, was at variable rates.

     The $1.709 billion increase in our long-term debt results principally from the $1.343 billion of Lenfest Communications, Inc. ("Lenfest") debt that we assumed and the $286.0 million of Garden State Cablevision L.P. ("Garden State Cable") debt that we consolidated in connection with the acquisition of Lenfest in January 2000 (see Notes 3 and 5 to our condensed consolidated financial statements included in Item 1), the $687.5 million non-cash, non-interest bearing adjustment to the carrying value of the Company's 2.0% Exchangeable Subordinated Debentures due 2029 (the "ZONES")

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 2000


during the three months ended March 31, 2000 (see Note 5 to our condensed consolidated financial statements included in Item 1) and $88.2 million of borrowings, offset in part by retirements and repayments of our long- term debt of $700.7 million during the three months ended March 31, 2000.

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

     During  1999,  we entered  into  cashless  collar  agreements  (the "Equity
Collars") covering $1.365 billion notional amount of investment securities accounted for at fair value. The Equity Collars limit our exposure to and benefits from price fluctuations in the underlying equity securities. The Equity Collars mature between 2001 and 2003. As we account for the Equity Collars as a hedge, changes in the value of the Equity Collars are substantially offset by changes in the value of the underlying investment securities which are also marked to market through accumulated other comprehensive income in our condensed consolidated balance sheet.

     Interest Rate Risk

     During the three months ended March 31, 2000, in connection with our acquisition of Lenfest (see Note 3 to our condensed consolidated financial statements included in Item 1), we acquired interest rate exchange agreements ("Swaps") with an aggregate notional amount of $275.0 million. Swaps with an aggregate notional amount of $150.0 million either were terminated or expired during the three months ended March 31, 2000. As of March 31, 2000, we have Swaps with an aggregate notional amount of $1.537 billion having an average pay rate of 6.32% and an average receive rate of 6.89%.

                             -----------------------

Statement of Cash Flows

     Cash and cash equivalents decreased $171.6 million as of March 31, 2000 from December 31, 1999. The decrease in cash and cash equivalents resulted from cash flows from operating, financing and investing activities which are explained below.

     Net cash used in operating activities from continuing operations amounted to $143.5 million for the three months ended March 31, 2000, due principally to changes in working capital as a result of the timing of receipts and disbursements, offset by the effects of our acquisition of Lenfest in January 2000 (see Note 3 to our condensed consolidated financial statements included in
Item 1) and increases in our operating income before depreciation and amortization (see "Results of Operations").

     Net cash used in financing activities from continuing operations, which includes borrowings and repayments of debt, as well as the issuances and repurchases of our equity securities, was $721.6 million for the three months ended March 31, 2000. During the three months ended March 31, 2000, we borrowed $88.2 million, consisting primarily of borrowings under revolving lines of credit held by our subsidiaries. During the three months ended March 31, 2000, we repaid $700.7 million of our long- term debt, consisting primarily of $485.0 million of repayments on certain of our revolving credit facilities and $199.8 million of aggregate repurchases of various of our senior subordinated debentures. In addition, during the three months ended March 31, 2000, we had net repurchases of $109.1 million of our common stock.

     Net cash provided by investing activities from continuing operations was $693.5 million for the three months ended March 31, 2000. Net cash provided by investing activities includes net proceeds from sales of short-term investments of $663.0 million and proceeds from sales of investments of $649.2 million, offset by the effects of acquisitions, net of cash acquired, of $75.3 million, consisting of our acquisition of certain cable communications systems, investments of $174.9 million, capital expenditures of $289.1 million and additions to deferred charges of $79.4 million.

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 2000

Results of Operations

     Our summarized consolidated financial information for the three months ended March 31, 2000 and 1999 is as follows (dollars in millions, "NM" denotes percentage is not meaningful):

                                                                 Three Months Ended
                                                                      March 31,         Increase / (Decrease)
                                                                  2000        1999          $           %
                                                                ---------   ---------   ---------   ---------
Revenues.....................................................    $1,859.2    $1,374.0      $485.2        35.3%
Cost of goods sold from electronic retailing.................       447.4       390.5        56.9        14.6
Operating, selling, general and administrative expenses......       824.9       558.4       266.5        47.7
                                                                ---------   ---------
Operating income before depreciation and
   amortization (1) .........................................       586.9       425.1       161.8        38.1
Depreciation.................................................       171.9       116.6        55.3        47.4
Amortization.................................................       373.8       121.9       251.9          NM
                                                                ---------   ---------
Operating income.............................................        41.2       186.6      (145.4)      (77.9)
                                                                ---------   ---------
Interest expense.............................................       168.6       111.2        57.4        51.6
Investment income............................................      (644.6)     (127.8)      516.8          NM
Expense related to indexed debt..............................       687.5                   687.5          NM
Equity in net losses (income) of affiliates..................         2.9        (1.1)        4.0          NM
Other expense (income).......................................        10.8        (0.2)       11.0          NM
Income tax (benefit) expense.................................       (31.8)       87.4      (119.2)         NM
Minority interest............................................        34.2        15.3        18.9          NM
                                                                ---------   ---------
(Loss) income from continuing operations before
   extraordinary items.......................................     ($186.4)     $101.8     ($288.2)         NM
                                                                =========   =========

------------
(1) Operating income before depreciation and amortization is commonly referred to in our businesses as "operating cash flow." Operating cash flow is a measure of a company's ability to generate cash to service its obligations, including debt service obligations, and to finance capital and other expenditures. In part due to the capital intensive nature of our businesses and the resulting significant level of non-cash depreciation expense and amortization expense, operating cash flow is frequently used as one of the bases for comparing businesses in our industries, although our measure of operating cash flow may not be comparable to similarly titled measures of other companies. Operating cash flow is the primary basis used by our management to measure the operating performance of our businesses. Operating cash flow does not purport to represent net income or net cash provided by operating activities, as those terms are defined under generally accepted accounting principles, and should not be considered as an alternative to such measurements as an indicator of our performance. See "Statement of Cash Flows" above for a discussion of net cash (used in) provided by operating activities.

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 2000


Operating Results by Business Segment

     The following represent the operating results of our significant business segments, "Cable Communications" and "Commerce." The remaining components of our operations are not independently significant to our consolidated financial position or results of operations (see Note 9 to our condensed consolidated financial statements included in Item 1).

     Cable Communications

     The  following   table   presents  the  operating   results  of  our  cable
communications segment (dollars in millions):

                                                                  Three Months Ended
                                                                        March 31,                Increase
                                                                    2000        1999          $            %
                                                                 ---------   ---------    ---------    --------
Service income...............................................       $976.3      $604.8       $371.5        61.4%
Operating, selling, general and
     administrative expenses.................................        539.5       324.3        215.2        66.4
                                                                 ---------   ---------    ---------    --------
Operating income before depreciation
     and amortization (a)....................................       $436.8      $280.5       $156.3        55.7%
                                                                 =========   =========    =========    ========

---------------
(a) See footnote (1) on page 16.

     Of the $371.5 million increase in service income for the three month period from 1999 to 2000, $321.7 million is due to the effects of our acquisitions of cable communications systems and $49.8 million is due to growth in our historical operations. Of the $49.8 million increase related to our historical operations, $24.2 million is due principally to subscriber growth in digital cable and cable modem Internet access service, $15.0 million is due to subscriber growth in analog cable service, $10.1 million is related to changes in rates and $4.8 million is attributable to growth in cable advertising sales, offset by the effects of a $4.3 million decrease in pay per view revenue as a result of fewer events during the three months ended March 31, 2000.

     Of the $215.2 million increase in operating, selling, general, and administrative expenses for the three month period from 1999 to 2000, $183.8 million is due to the effects of our acquisitions of cable communications systems and $31.4 million is due to growth in our historical operations. Of the $31.4 million increase related to our historical operations, $14.3 million is due to increases in the costs of cable programming as a result of changes in rates, subscriber growth and additional channel offerings, $13.2 million is due principally to subscriber growth in cable modem Internet access service, and $6.6 million results from increases in labor costs and other volume related expenses, offset by the effects of a $2.7 million decrease in pay per view programming costs as a result of fewer events during the three months ended March 31, 2000.

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 2000


Commerce

     The following presents the operating results of our commerce segment, consisting of the operations of QVC, Inc. and its subsidiaries ("QVC"), a majority owned and controlled subsidiary (dollars in millions):

                                                                  Three Months Ended
                                                                       March 31,                Increase
                                                                   2000        1999           $           %
                                                                 ---------   ---------    ---------    --------
Net sales from electronic retailing..........................       $741.3      $649.6        $91.7        14.1%
Cost of goods sold from electronic retailing.................        447.4       390.5         56.9        14.6
Operating, selling, general and administrative
     expenses................................................        149.1       128.2         20.9        16.3
                                                                 ---------   ---------    ---------    --------
Operating income before depreciation
     and amortization (a)....................................       $144.8      $130.9        $13.9        10.6%
                                                                 =========   =========    =========    ========
Gross margin.................................................         39.7%       39.9%
                                                                 =========   =========

---------------
(a) See footnote (1) on page 16.

     The increase in net sales from electronic retailing of $91.7 million for the three month period from 1999 to 2000 is due to the effects of 3.6%, 11.8% and 37.3% increases in the average number of homes receiving QVC services in the United States ("US"), United Kingdom ("UK") and Germany, respectively, and 6.8% and 17.5% increases in net sales per home in the US and Germany, respectively, and a 5.2% decrease in net sales per home in the UK.

     The increase in cost of goods sold is primarily related to the growth in net sales. The changes in gross margin are a result of a shift in sales mix.

     Of the $20.9 million increase in operating, selling, general and administrative expenses for the three month period from 1999 to 2000, $10.9 million is attributable to higher variable costs associated with the increase in sales volume. The remaining increases are attributable to higher personnel costs to support the increased sales volume in the US, UK and Germany.

                             -----------------------

     Consolidated Analysis

     The effects of our recent acquisitions were to increase our revenues and expenses resulting in increases in our operating income before depreciation and amortization. The increases in depreciation expense, amortization expense and interest expense for the three month period from 1999 to 2000 are primarily due to the effects of our acquisition of Lenfest in January 2000, our acquisition of a controlling interest in Jones Intercable, Inc. ("Jones Intercable") in April 1999, as well as our increased levels of capital expenditures.

     Interest Expense

     The $57.4 million increase in interest expense for the three month period from 1999 to 2000 is primarily due to the effects of our acquisition of Lenfest in January 2000, our acquisition of a controlling interest in Jones Intercable in April 1999 and the issuance of the ZONES in October and November 1999.

     We anticipate that, for the foreseeable future, interest expense will be a significant cost to us and will have a significant adverse effect on our ability to realize net earnings. We believe we will continue to be able to meet our obligations through our ability both to generate operating income before depreciation and amortization and to obtain external financing.

     Investment Income

     During the three months ended March 31, 2000 and 1999, we recognized pre-tax gains of $556.4 million and $0.3 million, respectively, on sales of certain of our fair value method investments. These gains were recorded as a reclassification from accumulated other comprehensive income to investment income.

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 2000


     During the three months ended March 31, 2000 and 1999, in connection with certain mergers of publicly traded companies held by us and accounted for as investments available for sale, we recognized pre-tax gains of $33.0 million and $187.6 million, respectively, representing the difference between the fair value of the securities received by us and our basis in the securities exchanged. Such gains were recorded as a reclassifications from accumulated other comprehensive income to investment income.

     During the three months ended March 31, 1999, we recorded investment expense of $51.4 million related to changes in the value of and the settlement of call options on certain of our unrestricted equity investments, all of which expired by November 1999.

     During the three months ended March 31, 2000 and 1999, we recorded pre-tax losses of $4.9 million and $35.3 million on certain of our investments based on a decline in value that was considered other than temporary.

     Expense Related to Indexed Debt

     The ZONES are being accounted for as an indexed debt instrument since the maturity value is dependent upon the fair value of Sprint PCS stock. Therefore, the carrying value of the ZONES was increased by $687.5 million during the three months ended March 31, 2000 to reflect the fair value of the underlying Sprint PCS stock.

     Income Tax (Benefit) Expense

     The change in income tax (benefit) expense for the three month period from 1999 to 2000 is primarily the result of the effects of changes in our income before taxes and minority interest, and non-deductible goodwill amortization.

     Minority Interest

     The $18.9 million increase in minority interest for the three month period from 1999 to 2000 is attributable to the effects of our acquisition of the California Public Employees Retirement System's 45% interest in Comcast MHCP Holdings L.L.C. in February 2000 and to changes in the net income or loss of our other less than 100% owned consolidated subsidiaries.

     Extraordinary Items

     During the three months ended March 31, 2000, we incurred debt extinguishment costs and wrote off unamortized debt issue costs principally in connection with the redemption and retirement of certain indebtedness, resulting in an extraordinary loss, net of tax of $5.1 million.

     We believe that our operations are not materially affected by inflation.

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 2000


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


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits required to be filed by Item 601 of Regulation S-K:

          10.1 Compensation Agreement by and between Comcast Corporation and Brian L. Roberts.

          10.2 Compensation and Deferred Compensation Agreement by and between Comcast Corporation and Ralph J. Roberts, as amended.

          10.3 The Comcast Corporation Retirement-Investment Plan, as amended and restated.

          27.1   Financial Data Schedule.

     (b) Reports on Form 8-K:

          (i) We filed a Current Report under Item 5 on January 4, 2000 relating to our announcement that we entered into a definitive agreement to acquire the California Public Employees' Retirement System's 45% ownership interest in cable operator Comcast MHCP Holdings, L.L.C., an indirect majority owned subsidiary of ours.

          (ii) We filed a Current Report under Item 5 on January 21, 2000 relating to our announcement that we, through our wholly owned subsidiary Comcast LCI Holdings, Inc., had completed our acquisition of Lenfest Communications, Inc.

          (iii) We filed a Current Report under Item 2 on March 3, 2000 relating to our announcement that we, through our wholly owned subsidiary, Comcast JOIN Holdings, Inc., had completed our acquisition of Jones Intercable, Inc.

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 2000

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                               COMCAST CORPORATION
                                               ---------------------------------





                                                /S/ LAWRENCE J. SALVA
                                               ---------------------------------
                                               Lawrence J. Salva
                                               Senior Vice President
                                               (Principal Accounting Officer)



Date: May 5, 2000