Form 10-Q
period 2000-06-30
COMCAST CORP
filed 2000-08-11
CIK 22301

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)
(X) Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended:
                                  JUNE 30, 2000
                                       OR
( ) Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from ________ to ________.

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

         Yes  X                                       No
            -----                                        -----

                           --------------------------

As of June 30, 2000, there were 872,670,649 shares of Class A Special Common Stock, 22,624,080 shares of Class A Common Stock and 9,444,375 shares of Class B Common Stock outstanding.

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 2000

                                TABLE OF CONTENTS
                                                                           Page
                                                                          Number
                                                                          ------
PART I. FINANCIAL INFORMATION
------- ---------------------

        ITEM 1. Financial Statements

                Condensed Consolidated Balance Sheet as of
                June 30, 2000 and December 31, 1999 (Unaudited)................2

                Condensed Consolidated Statement of Operations and
                Accumulated Deficit for the Six and Three Months
                Ended June 30, 2000 and 1999 (Unaudited).......................3

                Condensed Consolidated Statement of Cash Flows for the
                Six Months Ended June 30, 2000 and 1999 (Unaudited)............4

                Notes to Condensed Consolidated Financial Statements
                (Unaudited)...............................................5 - 15

        ITEM 2. Management's Discussion and Analysis of Financial
                Condition and Results of Operations......................16 - 22

PART II.   OTHER INFORMATION

        ITEM 1. Legal Proceedings.............................................23

        ITEM 4. Submission of Matters to a Vote of Security Holders......23 - 24

        ITEM 6. Exhibits and Reports on Form 8-K..............................24

        SIGNATURE.............................................................25

                       -----------------------------------

     This Quarterly Report on Form 10-Q is for the three months ended June 30, 2000. This Quarterly Report modifies and supersedes documents filed prior to this Quarterly Report. The SEC allows us to "incorporate by reference" information that we file with them, which means that we can disclose important information to you by referring you directly to those documents. Information incorporated by reference is considered to be part of this Quarterly Report. In addition, information that we file with the SEC in the future will automatically update and supersede information contained in this Quarterly Report. In this Quarterly Report, "Comcast," "we," "us" and "our" refer to Comcast Corporation and its subsidiaries.

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

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 2000

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

                                                                               (Dollars in millions, except share data)
                                                                                          June 30,    December 31,
                                                                                            2000          1999
                                                                                         ---------   ------------
ASSETS
CURRENT ASSETS
   Cash and cash equivalents.........................................................       $652.3        $922.2
   Investments.......................................................................      2,975.0       7,606.0
   Accounts receivable, less allowance for doubtful accounts of $147.3 and $136.6....        706.5         673.3
   Inventories, net..................................................................        373.3         402.8
   Other current assets..............................................................        120.7         100.1
                                                                                         ---------   -----------
       Total current assets..........................................................      4,827.8       9,704.4
                                                                                         ---------   -----------
INVESTMENTS..........................................................................      5,192.5       5,548.8
                                                                                         ---------   -----------
PROPERTY AND EQUIPMENT...............................................................      6,439.0       5,153.2
   Accumulated depreciation..........................................................     (1,773.2)     (1,700.9)
                                                                                         ---------   -----------
   Property and equipment, net.......................................................      4,665.8       3,452.3
                                                                                         ---------   -----------
DEFERRED CHARGES.....................................................................     23,935.8      12,722.1
   Accumulated amortization..........................................................     (3,290.2)     (2,742.0)
                                                                                         ---------   -----------
   Deferred charges, net.............................................................     20,645.6       9,980.1
                                                                                         ---------   -----------
                                                                                         $35,331.7     $28,685.6
                                                                                         =========   ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts payable and accrued expenses.............................................     $2,492.1      $2,737.5
   Accrued interest..................................................................         97.8         104.5
   Deferred income taxes.............................................................      1,360.5       2,118.6
   Current portion of long-term debt.................................................        146.9         517.5
                                                                                         ---------   -----------
       Total current liabilities.....................................................      4,097.3       5,478.1
                                                                                         ---------   -----------
LONG-TERM DEBT, less current portion (including adjustment to carrying value of
   $1,064.0 and $666.0)..............................................................     10,218.6       8,707.2
                                                                                         ---------   -----------
DEFERRED INCOME TAXES................................................................      4,936.8       3,150.5
                                                                                         ---------   -----------
MINORITY INTEREST AND OTHER..........................................................      1,219.1       1,008.5
                                                                                         ---------   -----------
COMMITMENTS AND CONTINGENCIES (Note 8)
COMMON EQUITY PUT OPTIONS............................................................         82.0
                                                                                         ---------   -----------
STOCKHOLDERS' EQUITY
   Preferred stock - authorized, 20,000,000 shares; 5.25% series B mandatorily redeemable
     convertible, $1,000 par value; issued, 584,691 and 569,640 at redemption value..        584.7         569.6
   Class A special common stock, $1 par value - authorized, 2,500,000,000 shares;
     issued, 895,995,560 and 716,442,482; outstanding, 872,670,649 and 716,442,482 ..        872.7         716.4
   Class A common stock, $1 par value - authorized,
     200,000,000 shares; issued, 22,624,080 and 25,993,380...........................         22.6          26.0
   Class B common stock, $1 par value - authorized,
     50,000,000 shares; issued, 9,444,375............................................          9.4           9.4
   Additional capital................................................................     11,117.7       3,527.0
   Accumulated deficit...............................................................       (878.2)       (619.8)
   Accumulated other comprehensive income............................................      3,049.0       6,112.7
                                                                                         ---------   -----------
       Total stockholders' equity....................................................     14,777.9      10,341.3
                                                                                         ---------   -----------
                                                                                         $35,331.7     $28,685.6
                                                                                         =========   ===========

See notes to condensed consolidated financial statements.

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 2000
     CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND ACCUMULATED DEFICIT
                                   (Unaudited)

                                                                             (Amounts in millions, except per share data)
                                                                               Six Months Ended       Three Months Ended
                                                                                   June 30,                June 30,
                                                                               2000       1999         2000       1999
                                                                             ---------  ---------    ---------  ---------
REVENUES
    Service income.........................................................   $2,259.4   $1,570.5     $1,141.5     $846.1
    Net sales from electronic retailing....................................    1,591.6    1,425.4        770.6      703.1
                                                                             ---------  ---------    ---------  ---------
                                                                               3,851.0    2,995.9      1,912.1    1,549.2
                                                                             ---------  ---------    ---------  ---------
COSTS AND EXPENSES
    Operating..............................................................    1,077.9      789.5        529.0      415.9
    Cost of goods sold from electronic retailing...........................    1,015.2      912.6        488.2      449.4
    Selling, general and administrative....................................      568.2      411.3        292.1      226.6
    Depreciation...........................................................      376.7      254.0        204.8      137.3
    Amortization...........................................................      803.4      292.1        429.6      170.2
                                                                             ---------  ---------    ---------  ---------
                                                                               3,841.4    2,659.5      1,943.7    1,399.4
                                                                             ---------  ---------    ---------  ---------
OPERATING INCOME (LOSS)....................................................        9.6      336.4        (31.6)     149.8
OTHER (INCOME) EXPENSE
    Interest expense.......................................................      331.8      254.7        163.2      143.5
    Investment income......................................................     (959.4)    (128.0)      (314.8)      (0.2)
    Expense (income) related to indexed debt...............................      398.0                  (289.5)
    Equity in net losses of affiliates.....................................        4.0        1.6          1.1        2.7
    Other expense (income).................................................        8.6   (1,430.9)        (2.2)  (1,430.7)
                                                                             ---------  ---------    ---------  ---------
                                                                                (217.0) (1,302.6)       (442.2)  (1,284.7)
                                                                             ---------  ---------    ---------  ---------
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME
    TAX, MINORITY INTEREST AND EXTRAORDINARY ITEMS.........................      226.6    1,639.0        410.6    1,434.5
INCOME TAX EXPENSE.........................................................      153.3      723.7        185.1      636.3
                                                                             ---------  ---------    ---------  ---------
INCOME FROM CONTINUING OPERATIONS BEFORE
    MINORITY INTEREST AND EXTRAORDINARY ITEMS..............................       73.3      915.3        225.5      798.2
MINORITY INTEREST..........................................................       60.9      (12.8)        26.7      (28.1)
                                                                             ---------  ---------    ---------  ---------
INCOME FROM CONTINUING OPERATIONS BEFORE
    EXTRAORDINARY ITEMS....................................................       12.4      928.1        198.8      826.3
LOSS FROM DISCONTINUED OPERATIONS, net of income tax
    benefit of $11.9 in 1999...............................................                  20.1
                                                                             ---------  ---------    ---------  ---------
INCOME BEFORE EXTRAORDINARY ITEMS..........................................       12.4      908.0        198.8      826.3
EXTRAORDINARY ITEMS........................................................      (16.2)      (3.0)       (11.1)      (2.3)
                                                                             ---------  ---------    ---------  ---------
NET (LOSS) INCOME..........................................................       (3.8)     905.0        187.7      824.0
PREFERRED DIVIDENDS........................................................      (15.1)     (15.1)        (7.6)      (7.6)
                                                                             ---------  ---------    ---------  ---------
NET (LOSS) INCOME FOR COMMON STOCKHOLDERS..................................     ($18.9)    $889.9       $180.1     $816.4
                                                                             =========  =========    =========  =========
ACCUMULATED DEFICIT
    Beginning of period....................................................    ($619.8) ($1,488.2)     ($975.9) ($1,416.8)
    Net (loss) income......................................................       (3.8)     905.0        187.7      824.0
    Retirement of common stock.............................................     (254.6)      (9.6)       (90.0)
                                                                             ---------  ---------    ---------  ---------
    End of period..........................................................    ($878.2)   ($592.8)     ($878.2)   ($592.8)
                                                                             =========  =========    =========  =========
BASIC (LOSS) EARNINGS FOR COMMON STOCKHOLDERS PER COMMON SHARE
    Income from continuing operations before extraordinary items...........     $           $1.23        $0.21      $1.10
    Loss from discontinued operations......................................                  (.03)
    Extraordinary items....................................................      (0.02)                  (0.01)
                                                                             ---------  ---------    ---------  ---------
       Net (loss) income...................................................     ($0.02)     $1.20        $0.20      $1.10
                                                                             =========  =========    =========  =========
BASIC WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING.................      873.2      742.9        909.8      744.4
                                                                             =========  =========    =========  =========
DILUTED (LOSS) EARNINGS FOR COMMON STOCKHOLDERS PER COMMON SHARE
    Income from continuing operations before extraordinary items...........     $           $1.13        $0.20      $1.01
    Loss from discontinued operations......................................                 (0.02)
    Extraordinary items....................................................      (0.02)                  (0.01)
                                                                             ---------  ---------    ---------  ---------
       Net (loss) income...................................................     ($0.02)     $1.11        $0.19      $1.01
                                                                             =========  =========    =========  =========
DILUTED WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING...............      873.2      815.1        974.7      815.3
                                                                             =========  =========    =========  =========

See notes to condensed consolidated financial statements.

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 2000
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                                          (Dollars in millions)
                                                                                        Six Months Ended June 30,
                                                                                          2000           1999
                                                                                        ---------      --------
OPERATING ACTIVITIES
   Net (loss) income................................................................        ($3.8)       $905.0
   Adjustments to reconcile net (loss) income to net cash provided by operating activities from continuing operations:
     Depreciation...................................................................        376.7         254.0
     Amortization...................................................................        803.4         292.1
     Non-cash interest income, net..................................................        (25.4)         (2.6)
     Non-cash expense related to indexed debt.......................................        398.0
     Equity in net losses of affiliates.............................................          4.0           1.6
     Gains on investments, net......................................................       (863.2)        (54.8)
     Minority interest..............................................................         60.9         (12.8)
     Loss from discontinued operations..............................................                       20.1
     Extraordinary items............................................................         16.2           3.0
     Deferred income taxes and other................................................       (109.7)        388.0
                                                                                        ---------      --------
                                                                                            657.1       1,793.6
     Changes in working capital.....................................................       (483.4)        177.7
                                                                                        ---------      --------
           Net cash provided by operating activities from continuing operations.....        173.7       1,971.3
                                                                                        ---------      --------
FINANCING ACTIVITIES
   Proceeds from borrowings.........................................................        188.8         912.6
   Retirement and repayment of debt.................................................     (1,078.3)       (152.8)
   Issuances of common stock and sales of put options on common stock...............         21.5          11.7
   Repurchases of common stock......................................................       (219.6)        (11.5)
   Dividends........................................................................                       (9.4)
   Deferred financing costs.........................................................                      (14.6)
   Other............................................................................                       (3.0)
                                                                                        ---------      --------
           Net cash (used in) provided by financing activities
               from continuing operations...........................................     (1,087.6)        733.0
                                                                                        ---------      --------
INVESTING ACTIVITIES
   Acquisitions, net of cash acquired...............................................        (83.8)       (708.0)
   Proceeds from sales of (purchases of) short-term investments, net................        867.4         (83.3)
   Purchases of investments.........................................................       (348.7)       (196.2)
   Proceeds from sales of investments...............................................        983.8          54.3
   Capital expenditures.............................................................       (608.0)       (326.4)
   Additions to deferred charges....................................................       (166.7)       (121.7)
                                                                                        ---------      --------
           Net cash provided by (used in) investing activities
               from continuing operations...........................................        644.0      (1,381.3)
                                                                                        ---------      --------
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS -
   CONTINUING OPERATIONS............................................................       (269.9)      1,323.0
CASH AND CASH EQUIVALENTS, beginning of period......................................        922.2         870.7
                                                                                        ---------      --------
CASH AND CASH EQUIVALENTS, end of period............................................       $652.3      $2,193.7
                                                                                        =========      ========

See notes to condensed consolidated financial statements.

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 2000
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     Basis of Presentation
     The condensed consolidated balance sheet as of December 31, 1999 has been condensed from the audited consolidated balance sheet as of that date. The condensed consolidated balance sheet as of June 30, 2000, the condensed consolidated statement of operations and accumulated deficit for the six and three months ended June 30, 2000 and 1999, and the condensed consolidated statement of cash flows for the six months ended June 30, 2000 and 1999 have been prepared by Comcast Corporation (the "Company") and have not been audited by the Company's independent auditors. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows as of June 30, 2000 and for all periods presented have been made.

     Certain information and note disclosures normally included in the Company's annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1999 Annual Report on Form 10-K filed with the Securities and Exchange Commission (the "SEC"). The results of operations for the periods ended June 30, 2000 are not necessarily indicative of operating results for the full year.

     Sale of Comcast Cellular Corporation
     In July 1999, the Company sold its indirect wholly owned subsidiary, Comcast Cellular Corporation ("Comcast Cellular"), to SBC Communications, Inc. The results of operations of Comcast Cellular for the six months ended June 30, 1999 have been presented as a discontinued operation in accordance with Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions."

     Reclassifications
     Certain reclassifications have been made to the prior years' condensed consolidated financial statements to conform to those classifications used in 2000 (see Note 2).

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     SFAS No. 133, as Amended
     In June 1998, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes the accounting and reporting standards for derivatives and hedging activity. Upon the adoption of SFAS No. 133, all derivatives are required to be recognized in the statement of financial position as either assets or liabilities and measured at fair value. In July 1999 and June 2000, the FASB issued SFAS No. 137 and SFAS No. 138 which deferred the effective date for implementation of SFAS No. 133 to fiscal years beginning after June 15, 2000 and which addressed a limited number of issues causing implementation difficulties for entities that apply SFAS No. 133, respectively. The Company is continuing to evaluate the impact the adoption of SFAS No. 133, as amended, will have on its financial position and results of operations.

     SAB No. 101, as Amended
     In December 1999, the staff of the SEC issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements," which provides guidance in applying generally accepted accounting principles to selected revenue recognition issues. In March 2000 and June 2000, the staff of the SEC amended SAB No. 101 to delay the required implementation date of SAB No. 101 to the fourth quarter of fiscal years beginning after December 15, 1999. While the Company is continuing to evaluate the impact the adoption of SAB No. 101, as amended, will have on its results of operations, the Company does not expect such impact to be material.

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 2000
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

     EITF 00-10
     In May and July 2000, the Emerging Issues Task Force (the "EITF") reached a consensus on EITF Issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs." EITF No. 00-10 requires that all amounts billed to a customer in a sale transaction for shipping and handling be classified as revenue. The Company's majority-owned subsidiary, QVC, Inc. previously classified shipping and handling revenue as an offset to cost of goods sold from electronic retailing. The Company has reclassified shipping and handling revenue from cost of goods sold from electronic retailing to net sales from electronic retailing for all periods presented in the accompanying condensed consolidated statement of operations and accumulated deficit.

     Securities Lending Transactions
     The Company may enter into securities lending transactions pursuant to which the Company requires the borrower to provide cash collateral equal to the value of the loaned securities, as adjusted for any changes in the value of the underlying loaned securities. Loaned securities for which the Company maintains effective control are included in investments in the Company's condensed consolidated balance sheet.

     (Loss) Earnings for Common Stockholders Per Common Share
     (Loss) earnings for common stockholders per common share is computed by dividing net (loss) income, after deduction of preferred stock dividends, when applicable, by the weighted average number of common shares outstanding during the period on a basic and diluted basis.

     The following table reconciles the numerator and denominator of the computations of diluted (loss) earnings for common stockholders per common share ("Diluted EPS") for the six and three months ended June 30, 2000 and 1999, respectively.

                                                             (Amounts in millions, except per share data)
                                                               Six Months Ended      Three Months Ended
                                                                   June 30,               June 30,
                                                               2000       1999        2000       1999
                                                             ---------  ---------   ---------  ---------
     Net (loss) income for common stockholders..............    ($18.9)    $889.9      $180.1     $816.4
     Preferred dividends....................................                 15.1         7.6        7.6
                                                             ---------  ---------   ---------  ---------
     Net (loss) income for common stockholders used
       for Diluted EPS......................................    ($18.9)    $905.0      $187.7     $824.0
                                                             =========  =========   =========  =========
     Basic weighted average number of common shares
       outstanding..........................................     873.2      742.9       909.8      744.4
     Dilutive securities:
       Series A and B convertible preferred stock...........                 45.2        42.5       45.2
       Stock option and restricted stock plans..............                 27.0        22.2       25.7
       Put options on Class A Special Common Stock..........                              0.2
                                                             ---------  ---------   ---------  ---------
     Diluted weighted average number of common shares
       outstanding..........................................     873.2      815.1       974.7      815.3
                                                             =========  =========   =========  =========
     Diluted (loss) earnings for common stockholders
       per common share.....................................     ($.02)     $1.11        $.19      $1.01
                                                             =========  =========   =========  =========

     Put options sold by the Company on a weighted  average 1.3 million  shares,
     4.8  million   shares,   2.0  million   shares  and  4.2  million   shares,
     respectively, of its Class A Special Common stock (see Note 6) were outstanding during the six months ended June 30, 2000 and 1999 and during the three months ended June 30, 2000 and 1999, respectively. For the six months ended June 30, 2000 and for the six and three months ended June 30, 1999, such

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 2000
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

     put options were not included in the computation of Diluted EPS as the options' exercise price was less than the average market price of the Company's Class A Special Common Stock during the periods.

     For the six months ended June 30, 2000, potentially dilutive securities related to the Company's Series B convertible preferred stock, stock option and restricted stock plans have been excluded in determining the total weighted average number of common shares outstanding because of their antidilutive effect on loss for common stockholders per common share.

3.   SIGNIFICANT EVENTS

     Acquisition of Lenfest Communications, Inc.
     In January 2000, the Company acquired substantially all of the assets of Lenfest Communications, Inc. ("Lenfest"), a cable communications company serving approximately 1.1 million subscribers primarily in the Philadelphia area from AT&T Corp. ("AT&T") and the other Lenfest stockholders for approximately 121.4 million shares of the Company's Class A Special Common Stock, subject to adjustment, with a value of $6.077 billion (the "Lenfest Acquisition"). In connection with the Lenfest Acquisition, the Company assumed approximately $1.326 billion of debt. Immediately upon closing of the Lenfest Acquisition, Lenfest was merged with and into Comcast LCI Holdings, Inc. ("LCI Holdings"), a wholly owned subsidiary of the Company, with LCI Holdings as the successor to Lenfest.

     Consolidation of Comcast Cablevision of Garden State, L.P.
     Comcast Cablevision of Garden State, L.P. ("Garden State Cable") (formerly Garden State Cablevision L.P.), a cable communications company serving approximately 216,000 subscribers in New Jersey, is a partnership which was owned 50% by Lenfest and 50% by the Company. The Company had accounted for its interest in Garden State Cable under the equity method (see Note 4). As a result of the Lenfest Acquisition, the Company now indirectly owns 100% of Garden State Cable. As such, the operating results of Garden State Cable have been included in the Company's condensed consolidated statement of operations and accumulated deficit from the date of the Lenfest Acquisition.

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

     In March 2000, the Jones Intercable shareholders approved a merger agreement pursuant to which the Jones Intercable shareholders, including Comcast Cable, received 1.4 shares of the Company's Class A Special Common Stock in exchange for each share of Jones Intercable Class A Common Stock and Common Stock (the "Jones Merger") and Jones Intercable was merged with and into Comcast JOIN Holdings, Inc., a wholly owned subsidiary of the Company ("JOIN Holdings"), with JOIN Holdings as the successor to Jones Intercable. In connection with the closing of the Jones Merger, the Company issued approximately 58.9 million shares of its Class A Special

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 2000
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

     Common Stock to the Jones Intercable shareholders,  including approximately
     23.3 million shares to a subsidiary of the Company and 35.6 million shares with a value of $1.727 billion to the public shareholders. As required under generally accepted accounting principles, the shares held by the subsidiary of the Company are presented as issued but not outstanding (held in treasury) in the Company's June 30, 2000 condensed consolidated balance sheet.

     The acquisitions completed by the Company during the six months ended June 30, 2000 were accounted for under the purchase method of accounting. As such, the operating results of the acquired systems have been included in the Company's condensed consolidated statement of operations and accumulated deficit from the acquisition date. The Company adjusted the purchase price allocation related to the Company's acquisitions of CalPERS' interest in Comcast MHCP and of the public shareholders' interest in Jones Intercable during the second quarter of 2000. The allocation of the purchase price for the acquisitions of Lenfest and Garden State Cable is preliminary pending completion of final appraisals. As the consideration given in exchange for Jones Intercable, Lenfest and the additional 50% interest in Garden State Cable was shares of the Company's Class A Special Common Stock, the acquisitions of such interests had no significant impact on the Company's condensed consolidated statement of cash flows during the six months ended June 30, 2000 (see Note 7).

     Time Warner Agreement
     In November 1999, the Company entered into an agreement to exchange certain of the Company's cable communications systems with Time Warner Cable, a division of Time Warner Entertainment Company, L.P. On July 1, 2000, the agreement expired with a closing not having occurred.

     Prime Communications Agreement
     In December 1998, the Company agreed to invest in Prime Communications LLC ("Prime"), a cable communications company serving approximately 430,000 subscribers. Pursuant to the terms of this agreement, in December 1998 the Company acquired from Prime a $50.0 million 12.75% subordinated note due 2008 issued by Prime. In July 1999, the Company made a loan to Prime in the form of a $733.5 million 6% ten year note, convertible into 90% of the equity of Prime. Since that time, the Company made an additional $50.0 million in loans to Prime (on the same terms as the original loan). On August 1, 2000, the note was converted and the owners of Prime sold their remaining 10% equity interest in Prime to the Company for approximately $87.7 million. As a result, the Company now owns 100% of Prime and has assumed management control of Prime's operations. Upon closing, the Company repaid $535.1 million of Prime's debt with proceeds from borrowings under existing credit facilities.

     Unaudited Pro Forma Information
     The following unaudited pro forma information for the six months ended June 30, 1999 has been presented as if the Lenfest Acquisition occurred on January 1, 1999. This information is based on historical results of operations, adjusted for acquisition costs, and, in the opinion of management, is not necessarily indicative of what the results would have been had the Company operated Lenfest and Garden State Cable since January 1, 1999 (dollars in millions).

                                                           Six Months
                                                              Ended
                                                         June 30, 1999
                                                        --------------

          Revenues..................................       $3,289.6
          Net income................................          665.7

     Other Expense (Income)
     During the three months ended June 30, 1999, the Company received a $1.5 billion termination fee from MediaOne Group, Inc. ("MediaOne") as a result of MediaOne's termination of its Agreement and Plan of Merger with the Company dated March 1999. The termination fee, net of transaction costs, was recorded to other expense (income) in the Company's condensed consolidated statement of operations and accumulated deficit.

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 2000
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

4.   INVESTMENTS

                                                                 June 30,       December 31,
                                                                   2000             1999
                                                                 --------       -----------
                                                                   (Dollars in millions)
           Fair value method................................     $7,579.5        $11,972.1
           Cost method......................................        313.1          1,134.6
           Equity method....................................        274.9             48.1
                                                                 --------        ---------
                  Total investments.........................      8,167.5         13,154.8
           Less, current investments........................      2,975.0          7,606.0
                                                                 --------        ---------
           Non-current investments..........................     $5,192.5         $5,548.8
                                                                 ========        =========

     Fair Value Method
     The Company holds unrestricted equity investments in certain publicly traded companies, with an historical cost (including $2.025 billion and $2.033 billion of aggregate pre-tax gains recognized through June 30, 2000 and December 31, 1999, respectively) of $2.806 billion and $2.558 billion as of June 30, 2000 and December 31, 1999, respectively. The unrealized pre-tax gains as of June 30, 2000 and December 31, 1999 of $4.774 billion and $9.414 billion, respectively, have been reported in the Company's condensed consolidated balance sheet as a component of accumulated other comprehensive income, net of related deferred income tax expense of $1.671 billion and $3.294 billion, respectively.

     Sprint PCS. As of June 30, 2000 and December 31, 1999, as adjusted for Sprint PCS' 2-for-1 stock split in February 2000, the Company holds approximately 88.2 million shares and 93.8 million shares of unregistered Series 2 Sprint PCS common stock, 123,452 shares of Sprint PCS convertible preferred stock (convertible into approximately 4.0 million shares of unregistered Series 2 Sprint PCS common stock) and a warrant to purchase approximately 6.0 million shares of unregistered Series 2 Sprint PCS common stock at $12.01 per share (the "Sprint PCS Stock"). The Company has registration rights, subject to customary restrictions, which will allow the Company to sell its Sprint PCS Stock. During the six and three months ended June 30, 2000, the Company sold approximately 5.6 million of its shares of Sprint PCS common stock for total proceeds of $312.0 million and recognized a pre-tax gain of $265.3 million. Such gain was recorded as a reclassification from accumulated other comprehensive income to investment income. As of June 30, 2000 and December 31, 1999, the Company has recorded its investment in Sprint PCS at its estimated fair value of $4.423 billion and $4.234 billion, respectively (see Note 5).

     AT&T. As of June 30, 2000 and December 31, 1999, the Company holds approximately 39.9 million shares of unregistered AT&T common stock. As of June 30, 2000 and December 31, 1999, the Company has recorded its investment in AT&T at its estimated fair value of $1.261 billion and $2.026 billion, respectively. The Company has registration rights, subject to customary restrictions, which allow the Company to sell its AT&T common stock.

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

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 2000
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

     Internet Capital Group. In August 1999, Internet Capital Group ("ICG"), an investee of the Company previously accounted for under the cost method, completed an initial public offering of its common stock. ICG is an Internet holding company engaged in managing and operating a network of business-to-business e-commerce companies. During the six months ended June 30, 2000, the Company sold approximately 2.3 million shares of its ICG common stock for proceeds of $327.1 million and recognized a pre-tax gain of $325.9 million. Such gain was recorded as a reclassification from accumulated other comprehensive income to investment income. As of June 30, 2000 and December 31, 1999, the Company holds approximately 21.4 million shares and 23.7 million shares of ICG common stock and warrants and options to purchase approximately 0.6 million shares of ICG common stock, respectively. As of June 30, 2000 and December 31, 1999, the Company has recorded its investment in ICG at its estimated fair value of $813.0 million and $4.127 billion, respectively.

     Excite@Home. Excite@Home provides Internet services to subscribers and businesses over the cable communications infrastructure in a limited number of cities in the United States. As of June 30, 2000 and December 31, 1999, the Company holds approximately 29.1 million shares of Excite@Home Series A Common Stock (the "Excite@Home Series A Stock") and warrants and options to purchase an additional 2.0 million shares and 0.6 million shares, respectively, of Excite@Home Series A Stock. As of June 30, 2000 and December 31, 1999, 10% and 30% of the Excite@Home Series A shares held by the Company were contractually restricted shares (the "Restricted Shares") and 90% and 70% of the Excite@Home Series A shares held by the Company were unrestricted shares (the "Unrestricted Shares"). The Company has recorded the Restricted Shares at their historical cost of $0.3 million and $0.6 million and the Unrestricted Shares and warrants, which are classified as available for sale, at their estimated fair value of $655.8 million and $918.0 million, respectively, as of June 30, 2000 and December 31, 1999.

     In March 2000, Excite@Home and its principal cable partners, including the Company, entered into an agreement (the "March Agreement") pursuant to which the Company agreed to enter into a new non-exclusive distribution agreement with Excite@Home for the period from June 2002 through June 2006, give up its Board level veto rights and resign from the Excite@Home Board of Directors. Also under the March Agreement, the Company may elect to terminate the existing exclusive distribution agreement (which would otherwise expire in June 2002) or the new distribution agreement at any time beginning June 2001 on at least six months notice. Under the terms of the March Agreement, AT&T agreed to give the Company the right to sell its Excite@Home Series A shares to AT&T at any time between January 1, 2001 and June 4, 2002 at a price equal to the higher of $48 per share or the average per share trading price for a 30-day trading period (as defined). The aggregate value of the Excite@Home Series A shares that AT&T would be required to purchase from the Company is limited to $1.5 billion. The Company has the right to elect payment in the form of cash or in shares of AT&T common stock.

     In addition, the existing Excite@Home warrants held by the Company would be amended to eliminate any performance vesting conditions and the Company would receive new warrants with an exercise price of $29.54 per share to purchase two shares of Excite@Home Series A Stock for each home passed by the Company's cable communications systems. The new warrants would vest in installments every six months beginning in June 2001 and would be fully vested in June 2006 provided that the Company has not elected to earlier terminate its existing or the new distribution agreement. The new warrants would include customary registration rights and would expire in March 2015.

     All necessary stockholder and other approvals required to close under the March Agreement have been received. However, in June 2000 Cablevision Systems Corporation ("Cablevision"), a warrant holder in Excite@Home and also a party to various agreements with Excite@Home and its principal cable partners, brought an action in Delaware Chancery Court against Excite@Home and its principal cable partners seeking to enjoin the closing and alleging that the March Agreement breached certain contractual rights of Cablevision. The parties have agreed not to consummate the transactions contemplated by the March Agreement until the conclusion of a trial on the merits of the Cablevision action, which is scheduled to begin on September 11, 2000. Although the Company believes that the defendants have valid defenses and counterclaims to Cablevision's action, there can be no assurance that the defendants will prevail in this litigation and that the closing under the March Agreement will occur.

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 2000
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

     Gains on Exchanges of Fair Value Method Investments
     During the six months ended June 30, 2000 and 1999, in connection with certain mergers of publicly traded companies held by the Company accounted for as investments available for sale, the Company recognized pre-tax gains of $33.0 million and $187.6 million, respectively, representing the difference between the fair value of the securities received by the Company and the Company's cost basis in the securities exchanged. Such gains were recorded as a reclassification from accumulated other comprehensive income to investment income.

     Impairment Losses
     During the six months ended June 30, 2000 and 1999 and during the three months ended June 30, 2000 and 1999, the Company recorded pre-tax losses of $7.4 million, $35.5 million, $2.5 million and $0.2 million, respectively, on certain of its investments based on a decline in value that was considered other than temporary. Such losses are included in investment income in the Company's condensed consolidated statement of operations and accumulated deficit.

     Investment Expense Related to Call Options
     During the six and three months ended June 30, 1999, the Company recorded $100.8 million and $49.4 million, respectively, of investment expense related to changes in the value of and the settlement of call options on certain of the Company's fair value method investments, all of which expired by November 1999.

     Equity Method
     The Company records its proportionate interests in the net income (loss) of certain of its equity method investees in arrears. The Company's recorded investments exceed its proportionate interests in the book value of the investees' net assets by $179.8 million as of June 30, 2000 (related to the Company's investment in The Golf Channel). Such excess is being amortized to equity in net income or loss, over a period of twenty years, which is consistent with the estimated lives of the underlying assets. The original cost of investments accounted for under the equity method totaled $363.1 million and $235.6 million as of June 30, 2000 and December 31, 1999, respectively.

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

     Sales of Other Investments
     During the six months ended June 30, 2000 and 1999 and during the three months ended June 30, 2000 and 1999, the Company recognized pre-tax gains to investment income of $237.4 million, $14.9 million, $6.9 million and $14.6 million, respectively, on sales of certain of its other investments.

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

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 2000
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

     The ZONES are being accounted for as an indexed debt instrument since the maturity value is dependent upon the fair value of Sprint PCS Stock. Therefore, the carrying value of the ZONES is marked to market each balance sheet date to reflect the fair value of the underlying Sprint PCS Stock with the change included in expense (income) related to indexed debt in the Company's condensed consolidated statement of operations and accumulated deficit. During the six and three months ended June 30, 2000, the Company recorded expense (income) related to indexed debt of $398.0 million and ($289.5) million, respectively. The Company's investment in Sprint PCS is accounted for as available for sale, with changes in fair value being reflected in accumulated other comprehensive income (see Note 4).

     Debt Assumed
     In connection with the Lenfest Acquisition and the consolidation of Garden State Cable (see Note 3), the Company assumed aggregate debt of $1.612 billion with interest rates ranging between 6.95% and 10.5%, and maturities between 2001 and 2008.

     Extraordinary Items
     Extraordinary items during the six months ended June 30, 2000 and 1999 and during the three months ended June 30, 2000 and 1999 of $16.2 million, $3.0 million, $11.1 million and $2.3 million, respectively, consist of unamortized debt issue costs and debt extinguishment costs, net of related tax benefits, expensed principally in connection with the redemption and retirement of certain indebtedness.

     Interest Rates
     As of June 30, 2000 and December 31, 1999, the Company's effective weighted average interest rate on its long-term debt outstanding was 6.71% and 6.55%, respectively. The Company's effective weighted average interest rate excludes the effects of the ZONES mark to market adjustments for both dates presented.

     Lines of Credit
     As of June 30, 2000, certain subsidiaries of the Company had unused lines of credit of $1.281 billion, $681.4 million of which is restricted by the covenants of the related debt agreements and to subsidiary general purposes and dividend declaration.

6.   STOCKHOLDERS' EQUITY

     Repurchase Program
     Based on the trade date for stock repurchases, during the six months ended June 30, 2000 and 1999 and the three months ended June 30, 2000, the Company repurchased approximately 6.0 million shares, 0.2 million shares and 2.7 million shares, respectively, of its common stock for aggregate consideration of $219.6 million, $11.5 million and $91.7 million, respectively, pursuant to its Board-authorized repurchase program.

     As part of the repurchase program, during the six months ended June 30, 2000, the Company sold put options on 2.0 million shares of its Class A Special Common Stock. The put options mature on specific dates from September through November 2000. The amount the Company would be obligated to pay to repurchase such shares upon exercise of the put options, totaling $82.0 million, was reclassified from additional capital to common equity put options in the Company's June 30, 2000 condensed consolidated balance sheet.

     On August 4, 2000, the Company's Board of Directors authorized a continuation of its stock repurchase program, pursuant to which the Company may purchase, in the open market or in private transactions up to $500.0 million of its outstanding common equity securities.

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 2000
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

     Share Exchange
     During the six months ended June 30, 2000, the Company issued approximately
     1.0 million shares of its Class A Special Common Stock in exchange for approximately 1.1 million shares of its Class A Common Stock. The Class A Common Stock was subsequently retired.

     Comprehensive (Loss) Income
     Total comprehensive (loss) income for the six months ended June 30, 2000 and 1999 and for the three months ended June 30, 2000 and 1999 was ($3.068) billion, $2.573 billion, ($1.884) billion and $1.358 billion, respectively. Total comprehensive (loss) income includes net income (loss), unrealized gains (losses) on marketable securities and foreign currency translation gains (losses) for the periods presented.

7.   STATEMENT OF CASH FLOWS - SUPPLEMENTAL INFORMATION

     During the six months ended June 30, 2000, the Company acquired all of the capital stock and/or partnership interests not previously owned by the Company of Lenfest, Garden State Cable, Jones Intercable and Comcast MHCP, principally through the issuance of the Company's Class A Special Common Stock (see Note 3). The fair values of the assets and liabilities acquired by the Company during the six months ended June 30, 2000 are presented as follows (in millions):


          Current assets.....................................    $268.7
          Investments........................................     147.6
          Property, plant & equipment........................   1,081.7
          Deferred charges...................................  11,009.5
          Current liabilities................................    (237.5)
          Long-term debt.....................................  (1,611.6)
          Deferred incomes taxes.............................  (2,854.3)
                                                              ---------
                   Net assets acquired.......................  $7,804.1
                                                              =========

     The Company made cash payments for interest of $358.4 million, $255.2 million, $231.6 million and $198.8 million during the six months ended June 30, 2000 and 1999 and during the three months ended June 30, 2000 and 1999, respectively.

     The Company made cash payments for income taxes of $596.9 million, $112.5 million, $140.9 million and $93.6 million during the six months ended June 30, 2000 and 1999 and during the three months ended June 30, 2000 and 1999, respectively.

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

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 2000
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

9.   FINANCIAL DATA BY BUSINESS SEGMENT

     The following represents the Company's significant business segments, "Cable" and "Commerce." The components of net income (loss) below operating income (loss) are not separately evaluated by the Company's management on a segment basis (see the Company's condensed consolidated statement of operations and accumulated deficit) (dollars in millions).

                                                                      Cable                 Corporate and
                                                                 Communications   Commerce    Other (1)     Total
                                                                 --------------   --------    ---------     -----
     Six Months Ended June 30, 2000
     ------------------------------
     Revenues, net...............................................    $1,998.3    $1,591.6       $261.1    $3,851.0
     Operating income before depreciation and amortization (2)...       904.3       278.7          6.7     1,189.7
     Depreciation and amortization...............................     1,072.1        59.0         49.0     1,180.1
     Operating (loss) income.....................................      (167.8)      219.7        (42.3)        9.6
     Interest expense............................................       243.0        18.0         70.8       331.8
     Capital expenditures........................................       491.3        77.9         38.8       608.0

     Three Months Ended June 30, 2000
     --------------------------------
     Revenues, net...............................................    $1,022.0      $770.6       $119.5    $1,912.1
     Operating income before depreciation and amortization (2)...       467.5       134.0          1.3       602.8
     Depreciation and amortization...............................       569.6        29.5         35.3       634.4
     Operating (loss) income.....................................      (102.1)      104.5        (34.0)      (31.6)
     Interest expense............................................       118.9         9.0         35.3       163.2
     Capital expenditures........................................       262.8        43.2         12.9       318.9

     As of June 30, 2000
     -------------------
     Assets......................................................   $22,528.5    $2,232.0    $10,571.2   $35,331.7
     Long-term debt, less current portion........................     6,039.4       421.7      3,757.5    10,218.6

     Six Months Ended June 30, 1999
     ------------------------------
     Revenues, net...............................................    $1,353.7    $1,425.4       $216.8    $2,995.9
     Operating income before depreciation and amortization (2)...       623.9       252.4          6.2       882.5
     Depreciation and amortization...............................       454.7        57.6         33.8       546.1
     Operating income (loss).....................................       169.2       194.8        (27.6)      336.4
     Interest expense............................................       159.0        20.6         75.1       254.7
     Capital expenditures........................................       290.0        25.0         11.4       326.4

     Three Months Ended June 30, 1999
     --------------------------------
     Revenues, net...............................................      $748.9      $703.1        $97.2    $1,549.2
     Operating income (loss) before depreciation and
       amortization (2)..........................................       343.4       121.5         (7.6)      457.3
     Depreciation and amortization...............................       260.5        29.2         17.8       307.5
     Operating income (loss).....................................        82.9        92.3        (25.4)      149.8
     Interest expense............................................        93.3        10.2         40.0       143.5
     Capital expenditures........................................       184.4        14.1          5.5       204.0

     ---------------
     (1) Other includes segments not meeting certain quantitative guidelines for reporting. Other includes certain other operating businesses, such as Comcast-Spectacor, L.P., E! Entertainment Television, Inc. and elimination entries related to the segments presented. Corporate and other assets consist primarily of the Company's investments (see Note
          4).
     (2) Operating income before depreciation and amortization is commonly referred to in the Company's businesses as "operating cash flow." Operating cash flow is a measure of a company's ability to generate cash to service

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 2000
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONCLUDED
                                   (Unaudited)

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

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 2000

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

     We have in the past acquired and we will be acquiring cable communications systems in new communities in which we do not have established relationships with the franchising authority, community leaders and cable subscribers. Further, a substantial number of new employees must be integrated into our business practices and operations. We assumed management control of the operations of Prime Communications LLC in August 2000. Our previously announced cable system exchanges with Adelphia Communications and AT&T Corp. are subject to closing conditions and regulatory approvals and are expected to close in the fourth quarter of 2000. Our results of operations may be significantly affected by our ability to efficiently and effectively manage these changes.

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

     We believe that we will be able to meet our current and long-term liquidity and capital requirements, including fixed charges, principally through our cash flows from operating activities, existing cash, cash equivalents and investments.

     See Note 8 to our condensed  consolidated  financial statements included in
Item 1.

     Cash, Cash Equivalents and Short-term Investments

     We  have  traditionally   maintained   significant  levels  of  cash,  cash
equivalents and short-term investments to meet our short-term liquidity requirements. Our cash equivalents and short-term investments are recorded at fair value. Cash, cash equivalents and short-term investments as of June 30, 2000 were $3.627 billion, substantially all of which is unrestricted.

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

     As of June 30, 2000 and December 31, 1999, our long-term debt, including current portion, was $10.365 billion and $9.225 billion, respectively. Excluding the effects of interest rate risk management instruments, 23.5% and 25.4% of our long-term debt as of June 30, 2000 and December 31, 1999, respectively, was at variable rates.

     The $1.140 billion increase in our long-term debt, including current portion, results principally from the $1.326 billion of Lenfest Communications, Inc. ("Lenfest") debt that we assumed and the $286.0 million of Comcast Cablevision of Garden State, L.P. ("Garden State Cable") (formerly Garden State Cablevision L.P.) debt that we consolidated in connection with the acquisition of Lenfest in January 2000 (see Notes 3 and 5 to our condensed consolidated financial statements included in Item 1), the $398.0 million non-cash, non-
interest  bearing  adjustment  to  the  carrying  value  of the  Company's  2.0%
Exchangeable Subordinated Debentures due 2029 (the "ZONES") during the six months ended June 30, 2000 (see Note 5 to our condensed consolidated

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 2000


financial statements included in Item 1) and $188.8 million of borrowings, offset in part by retirements and repayments of our long-term debt of $1.078 billion during the six months ended June 30, 2000.

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

     Interest Rate Risk

     During the six months ended June 30, 2000, in connection with our acquisition of Lenfest (see Note 3 to our condensed consolidated financial statements included in Item 1), we acquired interest rate exchange agreements ("Swaps") with an aggregate notional amount of $275.0 million. Swaps with an aggregate notional amount of $840.0 million either were terminated or expired during the six months ended June 30, 2000. As of June 30, 2000, we have Swaps with an aggregate notional amount of $1.187 billion having an average pay rate of 6.93% and an average receive rate of 7.31%.


                             -----------------------

Statement of Cash Flows

     Cash and cash equivalents decreased $269.9 million as of June 30, 2000 from December 31, 1999. The decrease in cash and cash equivalents resulted from cash flows from operating, financing and investing activities which are explained below.

     Net cash provided by operating activities from continuing operations amounted to $173.7 million for the six months ended June 30, 2000, due principally to the effects of our acquisition of Lenfest in January 2000 (see
Note 3 to our condensed consolidated financial statements included in Item 1) and increases in our operating income before depreciation and amortization (see "Results of Operations"), offset by changes in working capital as a result of the timing of receipts and disbursements.

     Net cash used in financing activities from continuing operations, which includes borrowings and repayments of debt, as well as the issuances and repurchases of our equity securities, was $1.088 billion for the six months ended June 30, 2000. During the six months ended June 30, 2000, we borrowed $188.8 million, consisting primarily of borrowings under revolving lines of credit held by our subsidiaries. During the six months ended June 30, 2000 we repaid $1.078 billion of our long-term debt, consisting primarily of $572.0 million of repayments on certain of our revolving credit facilities and $471.0 million of aggregate repurchases of various of our senior notes and of our senior subordinated debentures. In addition, during the six months ended June 30, 2000, we had proceeds of $21.5 million related to issuances of our common stock and the sale of put options on our common stock and repurchased $219.6 million of our common stock.

     Net cash provided by investing activities from continuing operations was $644.0 million for the six months ended June 30, 2000. Net cash provided by investing activities includes net proceeds from sales of short-term investments of $867.4 million and proceeds from sales of investments of $983.8 million, offset by the effects of acquisitions, net of cash acquired, of $83.8 million, consisting of our acquisition of certain cable communications systems, investments of $348.7 million, capital expenditures of $608.0 million and additions to deferred charges of $166.7 million.

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 2000

Results of Operations

     Our summarized consolidated financial information for the six and three months ended June 30, 2000 and 1999 is as follows (dollars in millions, "NM" denotes percentage is not meaningful):

                                                                  Six Months Ended
                                                                      June 30,          Increase / (Decrease)
                                                                  2000        1999          $           %
                                                                ---------   ---------   ---------   ---------
Revenues.....................................................    $3,851.0    $2,995.9      $855.1        28.5%
Cost of goods sold from electronic retailing.................     1,015.2       912.6       102.6        11.2
Operating, selling, general and administrative expenses......     1,646.1     1,200.8       445.3        37.1
                                                                ---------   ---------   ---------
Operating income before depreciation and amortization (1)....     1,189.7       882.5       307.2        34.8
Depreciation.................................................       376.7       254.0       122.7        48.3
Amortization.................................................       803.4       292.1       511.3          NM
                                                                ---------   ---------
Operating income.............................................         9.6       336.4      (326.8)      (97.1)
                                                                ---------   ---------
Interest expense.............................................       331.8       254.7        77.1        30.3
Investment income............................................      (959.4)     (128.0)      831.4          NM
Expense related to indexed debt..............................       398.0                   398.0          NM
Equity in net losses of affiliates...........................         4.0         1.6         2.4          NM
Other expense (income).......................................         8.6    (1,430.9)   (1,439.5)         NM
Income tax expense...........................................       153.3       723.7      (570.4)      (78.8)
Minority interest............................................        60.9       (12.8)      (73.7)         NM
                                                                ---------   ---------
Income from continuing operations before
   extraordinary items.......................................       $12.4      $928.1     ($915.7)      (98.7%)
                                                                =========   =========

                                                                 Three Months Ended
                                                                      June 30,          Increase / (Decrease)
                                                                  2000        1999          $           %
                                                                ---------   ---------   ---------   ---------
Revenues.....................................................    $1,912.1    $1,549.2      $362.9        23.4%
Cost of goods sold from electronic retailing.................       488.2       449.4        38.8         8.6
Operating, selling, general and administrative expenses......       821.1       642.5       178.6        27.8
                                                                ---------   ---------   ---------
Operating income before depreciation and amortization (1)....       602.8       457.3       145.5        31.8
Depreciation.................................................       204.8       137.3        67.5        49.2
Amortization.................................................       429.6       170.2       259.4          NM
                                                                ---------   ---------
Operating (loss) income......................................       (31.6)      149.8      (181.4)         NM
                                                                ---------   ---------
Interest expense.............................................       163.2       143.5        19.7        13.7
Investment income............................................      (314.8)       (0.2)      314.6          NM
Income related to indexed debt...............................      (289.5)                  289.5          NM
Equity in net losses of affiliates...........................         1.1         2.7        (1.6)      (59.3)
Other income.................................................        (2.2)   (1,430.7)   (1,428.5)      (99.8)
Income tax expense...........................................       185.1       636.3      (451.2)      (70.9)
Minority interest............................................        26.7       (28.1)      (54.8)         NM
                                                                ---------   ---------
Income from continuing operations before
   extraordinary items.......................................      $198.8      $826.3     ($627.5)      (75.9%)
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


                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 2000


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

     Cable Communications

     The  following   table   presents  the  operating   results  of  our  cable
communications segment (dollars in millions):

                                                                   Six Months Ended
                                                                       June 30,                 Increase
                                                                   2000        1999           $           %
                                                                 ---------   ---------    ---------    --------
Service income...............................................     $1,998.3    $1,353.7       $644.6        47.6%
Operating, selling, general and administrative expenses......      1,094.0       729.8        364.2        49.9
                                                                 ---------   ---------    ---------    --------
Operating income before depreciation
     and amortization (a)....................................       $904.3      $623.9       $280.4        44.9%
                                                                 =========   =========    =========    ========

                                                                  Three Months Ended
                                                                       June 30,                 Increase
                                                                   2000        1999           $           %
                                                                 ---------   ---------    ---------    --------
Service income...............................................     $1,022.0      $748.9       $273.1        36.5%
Operating, selling, general and administrative expenses......        554.5       405.5        149.0        36.7
                                                                 ---------   ---------    ---------    --------
Operating income before depreciation
     and amortization (a)....................................       $467.5      $343.4       $124.1        36.1%
                                                                 =========   =========    =========    ========

---------------
(a) See footnote (1) on page 18.

     Of the respective $644.6 million and $273.1 million increases in service income for the six and three month periods from 1999 to 2000, $532.2 million and $212.7 million are due to the effects of our acquisitions of cable communications systems and $112.4 million and $60.4 million are due to growth in our historical operations. Of the respective $112.4 million and $60.4 million increases related to our historical operations, $49.1 million and $24.8 million are due principally to subscriber growth in digital cable and cable modem Internet access service, $13.3 million and $6.3 million are due to subscriber growth in analog cable service, $35.3 million and $17.1 million are related to changes in rates, $9.9 million and $5.1 million are attributable to growth in cable advertising sales, $0.3 million and $4.5 million are related to increases in pay per view revenue as a result of more events during the six and three months ended June 30, 2000, and $4.5 million and $2.6 million are related to increases in other service offerings.

     Of the respective $364.2 million and $149.0 million increases in operating, selling, general, and administrative expenses for the six and three month periods from 1999 to 2000, $277.6 million and $96.1 million are due to the effects of our acquisitions of cable communications systems and $86.6 million and $52.9 million are due to growth in our historical operations. Of the $86.6 million and $52.9 million increases related to our historical operations, $31.4 million and $17.1 million are due to increases in the costs of cable programming as a result of changes in rates, subscriber growth and additional channel offerings, $24.0 million and $10.8 million are due principally to subscriber growth in cable modem Internet access service, $32.3 million and $23.4 million result from increases in labor costs and other volume related expenses and ($1.1) million and $1.6 million relate to changes in pay-per-view programming costs during the six and three months ended June 30, 2000.

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 2000


Commerce

     The following presents the operating results of our commerce segment, consisting of the operations of QVC, Inc. and its subsidiaries ("QVC"), a majority owned and controlled subsidiary (dollars in millions).

                                                                   Six Months Ended
                                                                       June 30,                 Increase
                                                                   2000        1999           $           %
                                                                 ---------   ---------    ---------    --------
Net sales from electronic retailing..........................     $1,591.6    $1,425.4       $166.2        11.7%
Cost of goods sold from electronic retailing.................      1,015.2       912.6        102.6        11.2
Operating, selling, general and administrative
     expenses................................................        297.7       260.4         37.3        14.3
                                                                 ---------   ---------    ---------    --------
Operating income before depreciation
     and amortization (a)....................................       $278.7      $252.4        $26.3        10.4%
                                                                 =========   =========    =========    ========
Gross margin.................................................         36.2%       36.0%
                                                                 =========   =========

                                                                  Three Months Ended
                                                                       June 30,                 Increase
                                                                   2000        1999           $           %
                                                                 ---------   ---------    ---------    --------
Net sales from electronic retailing..........................       $770.6      $703.1        $67.5         9.6%
Cost of goods sold from electronic retailing.................        488.2       449.4         38.8         8.6
Operating, selling, general and administrative
     expenses................................................        148.4       132.2         16.2        12.3
                                                                 ---------   ---------    ---------    --------
Operating income before depreciation
     and amortization (a)....................................       $134.0      $121.5        $12.5        10.3%
                                                                 =========   =========    =========    ========
Gross margin.................................................         36.6%       36.1%
                                                                 =========   =========

---------------
(a) See footnote (1) on page 18.

     The increase in net sales from electronic retailing of $166.2 million for the six month period from 1999 to 2000 is due to following: an increase of 4.2%, 10.5% and 41.3% in the average number of homes receiving QVC services in the United States ("US"), United Kingdom ("UK") and Germany, respectively; an increase of 4.7% and 18.0% in net sales per home in the US and Germany (in Deutschemarks), respectively, and a 7.0% decrease in net sales per home in the UK (in British pounds); and the negative effects of fluctuations in foreign currency exchange rates during the period.

     The increase in net sales from electronic retailing of $67.5 million for the three month period from 1999 to 2000 is due to the following: an increase of 4.8%, 9.2% and 45.2% in the average number of homes receiving QVC services in the US, UK and Germany, respectively; an increase of 2.8% and 5.5% in net sales per home in the US and Germany (in Deutschemarks), and a 7.7% decrease in net sales per home in the UK (in British pounds), respectively; and the negative effects of fluctuations in foreign currency exchange rates during the period.

         The increase in cost of goods sold is primarily related to the growth in net sales. The changes in gross margin are a result of a shift in sales mix.

         In connection with new accounting guidance issued in May and July 2000 (see discussion of EITF 00-10 at Note 2 to our condensed consolidated financial statements included in Item 1), QVC reclassified shipping and handling revenue from cost of goods sold from electronic retailing to net sales from electronic retailing for all periods presented. This reclassification had no effect on QVC's reported operating income before depreciation and amortization and no significant effect on growth in net sales from electronic retailing. The effect of the reclassification was to increase QVC's net sales from electronic retailing by approximately 11% and to decrease gross margin by approximately four percentage points, respectively, for all periods presented as compared to the amounts previously reported.

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 2000


     Of the respective $37.3 million and $16.2 million increases in operating, selling, general and administrative expenses for the six and three month periods from 1999 to 2000, $16.8 million and $5.9 million are attributable to higher variable costs associated with the increase in sales volume, and $3.1 million and $3.1 million are attributable to certain lease termination costs incurred in the UK during the second quarter of 2000. The remaining increases are primarily attributable to higher personnel costs to support the increased sales volume in the US and Germany.

                             -----------------------

     Consolidated Analysis

     The effects of our recent acquisitions were to increase our revenues and expenses resulting in increases in our operating income before depreciation and amortization. The increases in depreciation expense, amortization expense and interest expense for the six and three month periods from 1999 to 2000 are primarily due to the effects of our acquisition of Lenfest in January 2000, our acquisition of a controlling interest in Jones Intercable, Inc. ("Jones Intercable") in April 1999, as well as our increased levels of capital expenditures.

     Interest Expense

     The $77.1 million and $19.7 million increases in interest expense for the six and three month periods from 1999 to 2000 are primarily due to the effects of our acquisition of Lenfest in January 2000, our acquisition of a controlling interest in Jones Intercable in April 1999 and the issuance of the ZONES in October and November 1999, offset, in part, by the effects of our repayments and retirement of debt.

     We anticipate that, for the foreseeable future, interest expense will be a significant cost to us and will have a significant adverse effect on our ability to realize net earnings. We believe we will continue to be able to meet our obligations through our ability both to generate operating income before depreciation and amortization and to obtain external financing.

     Investment Income

     During the six months ended June 30, 2000 and 1999 and during the three months ended June 30, 2000 and 1999, we recognized pre-tax gains of $828.6 million, $14.9 million, $272.2 million and $14.6 million, respectively, on sales of certain of our investments.

     During the six months ended June 30, 2000 and 1999, in connection with certain mergers of publicly traded companies held by us and accounted for as investments available for sale, we recognized pre-tax gains of $33.0 million and $187.6 million, respectively, representing the difference between the fair value of the securities received by us and our basis in the securities exchanged. Such gains were recorded as reclassifications from accumulated other comprehensive income to investment income.

     During the six and three months ended June 30, 1999, we recorded investment expense of $100.8 million and $49.4 million related to changes in the value of and the settlement of call options on certain of our unrestricted equity investments, all of which expired by November 1999.

     During the six months ended June 30, 2000 and 1999 and during the three months ended June 30, 2000 and 1999, we recorded pre-tax losses of $7.4 million, $35.5 million, $2.5 million and $0.2 million on certain of our investments based on a decline in value that was considered other than temporary.

     Expense (Income) Related to Indexed Debt

     The ZONES are being accounted for as an indexed debt instrument since the maturity value is dependent upon the fair value of Sprint PCS stock. During the six and three months ended June 30, 2000, we recorded expense (income) related to indexed debt of $398.0 million and ($289.5) million to reflect the fair value of the underlying Sprint PCS stock.

     Other Expense (Income)

     The $1.440 billion and $1.429 billion decreases in other income for the six and three month periods from 1999 to 2000 are primarily attributable to the receipt of the $1.5 billion termination fee from MediaOne Group, Inc. ("MediaOne"), net of transaction costs, in May 1999 as a result of MediaOne's termination of its Agreement and Plan of Merger with us dated March 1999.

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 2000

     Income Tax Expense

     The changes in income tax expense for the six and three month periods from 1999 to 2000 are primarily the result of the effects of changes in our income before taxes and minority interest, and non-deductible goodwill amortization.

     Minority Interest

     The $73.7 million and $54.8 million changes in minority interest for the six and three month periods from 1999 to 2000 are attributable to the effects of our acquisition of a controlling interest in Jones Intercable in April 1999, our acquisition of the California Public Employees Retirement System's 45% interest in Comcast MHCP Holdings L.L.C. in February 2000 and to changes in the net income or loss of our other less than 100% owned consolidated subsidiaries.

     Extraordinary Items

     During the six months ended June 30, 2000 and 1999 and during the three months ended June 30, 2000 and 1999, we incurred debt extinguishment costs and wrote off unamortized debt issue costs principally in connection with the redemption and retirement of certain indebtedness, resulting in extraordinary losses, net of tax of $16.2 million, $3.0 million, $11.1 million and $2.3 million, respectively.

     We believe that our operations are not materially affected by inflation.

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 2000


PART II.  OTHER INFORMATION
--------  -----------------

ITEM 1.   LEGAL PROCEEDINGS

     We are subject to legal proceedings and claims which arise in the ordinary course of our business. In the opinion of our management, the amount of ultimate liability with respect to these actions will not materially affect our financial position, results of operations or liquidity.

     In March 2000, Excite@Home and its principal cable partners, including the Company, entered into an agreement (the "March Agreement") pursuant to which the Company agreed to enter into a new non-exclusive distribution agreement with Excite@Home for the period from June 2002 through June 2006, give up its Board level veto rights and resign from the Excite@Home Board of Directors. Also under the March Agreement, the Company may elect to terminate the existing exclusive distribution agreement (which would otherwise expire in June 2002) or the new distribution agreement at any time beginning June 2001 on at least six months notice. Under the terms of the March Agreement, AT&T agreed to give the Company the right to sell its Excite@Home Series A shares to AT&T at any time between January 1, 2001 and June 4, 2002 at a price equal to the higher of $48 per share or the average per share trading price for a 30-day trading period (as defined). The aggregate value of the Excite@Home Series A shares that AT&T would be required to purchase from the Company is limited to $1.5 billion.

     In addition, the existing Excite@Home warrants held by the Company would be amended to eliminate any performance vesting conditions and the Company would receive new warrants with an exercise price of $29.54 per share to purchase two shares of Excite@Home Series A Stock for each home passed by the Company's cable communications systems. The new warrants would vest in installments every six months beginning in June 2001 and would be fully vested in June 2006 provided that the Company has not elected to earlier terminate its existing or the new distribution agreement. The new warrants would include customary registration rights and would expire in March 2015.

     All necessary stockholder and other approvals required to close under the March Agreement have been received. However, in June 2000 Cablevision Systems Corporation ("Cablevision"), a warrant holder in Excite@Home and also a party to various agreements with Excite@Home and its principal cable partners, brought an action in Delaware Chancery Court against Excite@Home and its principal cable partners seeking to enjoin the closing and alleging that the March Agreement breached certain contractual rights of Cablevision. The parties have agreed not to consummate the transactions contemplated by the March Agreement until the conclusion of a trial on the merits of the Cablevision action, which is scheduled to begin on September 11, 2000. Although the Company believes that the defendants have valid defenses and counterclaims to Cablevision's action, there can be no assurance that the defendants will prevail in this litigation and that the closing under the March Agreement will occur.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At the Annual Meeting on June 22, 2000, the shareholders approved the following proposals:

     To elect nine directors to serve for the ensuing year and until their respective successors shall have been duly elected and qualified.


           Director                 Class of Stock             For                Withheld
           --------                 --------------             ---                --------

     Ralph J. Roberts                  Class A                 19,571,763             105,364
                                       Class B                141,665,625

     Julian A. Brodsky                 Class A                 18,866,986             810,141
                                       Class B                141,665,625

     Brian L. Roberts                  Class A                 19,573,238             103,889
                                       Class B                141,665,625



                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 2000

           Director                 Class of Stock             For                Withheld
           --------                 --------------             ---                --------

     Gustave G. Amsterdam              Class A                 19,561,541             115,586
                                       Class B                141,665,625

     Sheldon M. Bonovitz               Class A                 18,160,334           1,516,793
                                       Class B                141,665,625

     Joseph L. Castle II               Class A                 19,575,338             101,789
                                       Class B                141,665,625

     Bernard C. Watson                 Class A                 19,571,068             106,059
                                       Class B                141,665,625

     Irving A. Wechsler                Class A                 19,566,241             110,886
                                       Class B                141,665,625

     Anne Wexler                       Class A                 19,567,968             109,159
                                       Class B                141,665,625

     To approve an amendment to the Comcast Corporation 1996 Stock Option Plan.


           Class of Stock                    For              Against               Abstain
           --------------                    ---              -------               -------
               Class A                   16,249,759          3,294,512              132,856
               Class B                  141,665,625

     To ratify the appointment of Deloitte & Touche LLP as the Company's independent auditors for the 2000 fiscal year.

          Class of Stock                     For              Against               Abstain
          --------------                     ---              -------               -------
              Class A                    19,595,626            50,610               30,891
              Class B                   141,665,625

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits required to be filed by Item 601 of Regulation S-K:

          27.1 Financial Data Schedule.

     (b)  Reports on Form 8-K:

          (i) We filed a Current Report on Form 8-K/A under Item 2 on April 3, 2000 which included our Unaudited Pro Forma Condensed Consolidated Financial Statements giving effect to the acquisition of Lenfest Communications, Inc. as of December 31, 1999 and for the year then ended.

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 2000

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                  COMCAST CORPORATION






                                                  /s/ LAWRENCE J. SALVA
                                                  ------------------------------
                                                  Lawrence J. Salva
                                                  Senior Vice President
                                                  (Principal Accounting Officer)



Date: August 11, 2000