Form 10-Q
period 2000-09-30
COMCAST CORP
filed 2000-11-14
CIK 22301

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

(X) Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended:
                               SEPTEMBER 30, 2000
                                       OR
( ) Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from ________ to ________.

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
                           --------------------------

As of September 30, 2000, there were 871,444,604 shares of Class A Special Common Stock, 21,932,580 shares of Class A Common Stock and 9,444,375 shares of Class B Common Stock outstanding.

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 2000

                                TABLE OF CONTENTS
                                                                           Page
                                                                          Number
                                                                          ------
PART I.  FINANCIAL INFORMATION

         ITEM 1. Financial Statements

                 Condensed Consolidated Balance Sheet as of
                 September 30, 2000 and December 31, 1999 (Unaudited)..........2

                 Condensed Consolidated Statement of Operations and
                 Retained Earnings (Accumulated Deficit) for the Nine
                 and Three Months Ended September 30, 2000 and 1999
                 (Unaudited)...................................................3

                 Condensed Consolidated Statement of Cash Flows for the
                 Nine Months Ended September 30, 2000 and 1999 (Unaudited).....4

                 Notes to Condensed Consolidated Financial Statements
                 (Unaudited)..............................................5 - 17

         ITEM 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations.....................18 - 24

PART II. OTHER INFORMATION

         ITEM 1. Legal Proceedings............................................25

         ITEM 6. Exhibits and Reports on Form 8-K.............................26

         SIGNATURE............................................................27
                       -----------------------------------

     This Quarterly Report on Form 10-Q is for the three months ended September 30, 2000. This Quarterly Report modifies and supersedes documents filed prior to this Quarterly Report. The SEC allows us to "incorporate by reference" information that we file with them, which means that we can disclose important information to you by referring you directly to those documents. Information incorporated by reference is considered to be part of this Quarterly Report. In addition, information that we file with the SEC in the future will automatically update and supersede information contained in this Quarterly Report. In this Quarterly Report, "Comcast," "we," "us" and "our" refer to Comcast Corporation and its subsidiaries.

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

Factors Affecting Future Operations

     We have acquired and we anticipate acquiring cable communications systems in new communities in which we do not have established relationships with the franchising authority, community leaders and cable subscribers. Further, a substantial number of new employees are being and must continue to be integrated into our business practices and operations. Our results of operations may be significantly affected by our ability to efficiently and effectively manage these changes.

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

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 2000

PART I.   FINANCIAL INFORMATION
-------   ---------------------

ITEM 1.   FINANCIAL STATEMENTS

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

                                                                                (Dollars in millions, except share data)
                                                                                       September 30,  December 31,
                                                                                           2000           1999
                                                                                       -------------  ------------
ASSETS
CURRENT ASSETS
   Cash and cash equivalents.........................................................       $575.9        $922.2
   Investments.......................................................................      3,872.1       7,606.0
   Accounts receivable, less allowance for doubtful accounts of $140.8 and $136.6....        722.0         673.3
   Inventories, net..................................................................        413.5         402.8
   Other current assets..............................................................        137.1         100.1
                                                                                        ----------    ----------
       Total current assets..........................................................      5,720.6       9,704.4
                                                                                        ----------    ----------
INVESTMENTS..........................................................................      3,405.2       5,548.8
                                                                                        ----------    ----------
PROPERTY AND EQUIPMENT...............................................................      7,066.4       5,153.2
   Accumulated depreciation..........................................................     (1,944.8)     (1,700.9)
                                                                                        ----------    ----------
   Property and equipment, net.......................................................      5,121.6       3,452.3
                                                                                        ----------    ----------
DEFERRED CHARGES.....................................................................     24,504.4      12,722.1
   Accumulated amortization..........................................................     (3,720.2)     (2,742.0)
                                                                                        ----------    ----------
   Deferred charges, net.............................................................     20,784.2       9,980.1
                                                                                        ----------    ----------
                                                                                         $35,031.6     $28,685.6
                                                                                        ==========    ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts payable and accrued expenses.............................................     $2,711.4      $2,737.5
   Accrued interest..................................................................        167.3         104.5
   Deferred income taxes.............................................................      1,396.1       2,118.6
   Current portion of long-term debt.................................................      1,312.5         517.5
                                                                                        ----------    ----------
       Total current liabilities.....................................................      5,587.3       5,478.1
                                                                                        ----------    ----------
LONG-TERM DEBT, less current portion (including adjustment to carrying value of
   zero and $666.0)..................................................................      8,611.4       8,707.2
                                                                                        ----------    ----------
DEFERRED INCOME TAXES................................................................      4,918.5       3,150.5
                                                                                        ----------    ----------
MINORITY INTEREST AND OTHER..........................................................      1,210.1       1,008.5
                                                                                        ----------    ----------
COMMITMENTS AND CONTINGENCIES (Note 8)
COMMON EQUITY PUT OPTIONS............................................................         82.0
                                                                                        ----------    ----------
STOCKHOLDERS' EQUITY
   Preferred stock - authorized, 20,000,000 shares; 5.25% series B mandatorily redeemable convertible, $1,000 par value; issued, 592,365 and 569,640 at
     redemption value................................................................        592.3         569.6
   Class A special common stock, $1 par value - authorized, 2,500,000,000 shares;
     issued, 894,769,515 and 716,442,482; outstanding, 871,444,604 and 716,442,482 ..        871.4         716.4
   Class A common stock, $1 par value - authorized,
     200,000,000 shares; issued, 21,932,580 and 25,993,380...........................         21.9          26.0
   Class B common stock, $1 par value - authorized,
     50,000,000 shares; issued, 9,444,375............................................          9.4           9.4
   Additional capital................................................................     11,091.4       3,527.0
   Retained earnings (accumulated deficit)...........................................        308.4        (619.8)
   Accumulated other comprehensive income............................................      1,727.5       6,112.7
                                                                                        ----------    ----------
       Total stockholders' equity....................................................     14,622.3      10,341.3
                                                                                        ----------    ----------
                                                                                         $35,031.6     $28,685.6
                                                                                        ==========    ==========

See notes to condensed consolidated financial statements.

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 2000
               CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND
                     RETAINED EARNINGS (ACCUMULATED DEFICIT)
                                   (Unaudited)

                                                                        (Amounts in millions, except per share data)
                                                                            Nine Months Ended  Three Months Ended
                                                                              September 30,       September 30,
                                                                             2000      1999      2000      1999
                                                                           --------- --------- --------- ---------
REVENUES
    Service income......................................................... $3,399.1  $2,418.4  $1,139.7    $848.0
    Net sales from electronic retailing....................................  2,411.9   2,176.7     820.3     751.3
                                                                           --------- --------- --------- ---------
                                                                             5,811.0   4,595.1   1,960.0   1,599.3
                                                                           --------- --------- --------- ---------
COSTS AND EXPENSES
    Operating..............................................................  1,594.4   1,201.6     516.5     412.1
    Cost of goods sold from electronic retailing...........................  1,544.4   1,398.6     529.2     486.0
    Selling, general and administrative....................................    876.8     648.6     308.6     237.3
    Depreciation...........................................................    599.9     402.7     223.2     148.6
    Amortization...........................................................  1,242.3     456.2     438.9     164.1
                                                                           --------- --------- --------- ---------
                                                                             5,857.8   4,107.7   2,016.4   1,448.1
                                                                           --------- --------- --------- ---------
OPERATING (LOSS) INCOME....................................................    (46.8)    487.4     (56.4)    151.2
OTHER (INCOME) EXPENSE
    Interest expense.......................................................    507.0     392.8     175.2     138.1
    Investment income...................................................... (1,024.8)   (229.1)    (65.4)   (101.1)
    Income related to indexed debt.........................................   (666.0)           (1,064.0)
    Equity in net losses (income) of affiliates............................      7.7      (0.9)      3.7      (2.5)
    Other income........................................................... (1,124.5) (1,433.6) (1,133.1)     (2.7)
                                                                           --------- --------- --------- ---------
                                                                            (2,300.6) (1,270.8) (2,083.6)     31.8
                                                                           --------- --------- --------- ---------
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME
    TAX EXPENSE, MINORITY INTEREST AND EXTRAORDINARY ITEMS.................  2,253.8   1,758.2   2,027.2     119.4
INCOME TAX EXPENSE.........................................................    905.6     827.9     752.3     104.2
                                                                           --------- --------- --------- ---------
INCOME FROM CONTINUING OPERATIONS BEFORE
    MINORITY INTEREST AND EXTRAORDINARY ITEMS..............................  1,348.2     930.3   1,274.9      15.2
MINORITY INTEREST..........................................................     86.7     (18.2)     25.8      (5.4)
                                                                           --------- --------- --------- ---------
INCOME FROM CONTINUING OPERATIONS BEFORE
    EXTRAORDINARY ITEMS....................................................  1,261.5     948.5   1,249.1      20.6
GAIN FROM DISCONTINUED OPERATIONS, net of income tax expense of
    $147.7 and $159.6 in 1999..............................................              335.8               355.9
                                                                           --------- --------- --------- ---------
INCOME BEFORE EXTRAORDINARY ITEMS..........................................  1,261.5   1,284.3   1,249.1     376.5
EXTRAORDINARY ITEMS........................................................    (18.5)    (44.4)     (2.3)    (41.4)
                                                                           --------- --------- --------- ---------
NET INCOME.................................................................  1,243.0   1,239.9   1,246.8     335.1
PREFERRED DIVIDENDS........................................................    (22.7)    (22.4)     (7.6)     (7.3)
                                                                           --------- --------- --------- ---------
NET INCOME FOR COMMON STOCKHOLDERS......................................... $1,220.3  $1,217.5  $1,239.2    $327.8
                                                                           ========= ========= ========= =========
RETAINED EARNINGS (ACCUMULATED DEFICIT)
    Beginning of period....................................................  ($619.8)($1,488.2)  ($878.2)  ($592.8)
    Net income.............................................................  1,243.0   1,239.9   1,246.8     335.1
    Retirement of common stock.............................................   (314.8)   (123.6)    (60.2)   (114.2)
                                                                           --------- --------- --------- ---------
    End of period..........................................................   $308.4   ($371.9)   $308.4   ($371.9)
                                                                           ========= ========= ========= =========
BASIC EARNINGS FOR COMMON STOCKHOLDERS PER COMMON SHARE
    Income from continuing operations before extraordinary items...........    $1.40     $1.24     $1.37      $.02
    Gain from discontinued operations......................................                .45                 .47
    Extraordinary items....................................................     (.02)     (.06)               (.05)
                                                                           --------- --------- --------- ---------
       Net income..........................................................    $1.38     $1.63     $1.37      $.44
                                                                           ========= ========= ========= =========
BASIC WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING.................    885.1     747.0     908.8     755.2
                                                                           ========= ========= ========= =========
DILUTED EARNINGS FOR COMMON STOCKHOLDERS
    PER COMMON SHARE
    Income from continuing operations before extraordinary items...........    $1.34     $1.16     $1.29      $.03
    Gain from discontinued operations......................................                .41                 .43
    Extraordinary items....................................................     (.02)     (.05)               (.05)
                                                                           --------- --------- --------- ---------
       Net income..........................................................    $1.32     $1.52     $1.29      $.41
                                                                           ========= ========= ========= =========
DILUTED WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING...............    943.1     815.4     965.6     823.9
                                                                           ========= ========= ========= =========

See notes to condensed consolidated financial statements.

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 2000
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)


                                                                                      (Dollars in millions)
                                                                                  Nine Months Ended September 30,
                                                                                      2000             1999
                                                                                    ---------        ---------
OPERATING ACTIVITIES
   Net income...................................................................     $1,243.0         $1,239.9
   Adjustments to reconcile net income to net cash provided
    by operating activities from continuing operations:
     Depreciation...............................................................        599.9            402.7
     Amortization...............................................................      1,242.3            456.2
     Non-cash interest income, net..............................................        (29.9)           (14.3)
     Non-cash income related to indexed debt....................................       (666.0)
     Equity in net losses (income) of affiliates................................          7.7             (0.9)
     Gains on investments and other income, net.................................     (2,036.8)          (136.0)
     Minority interest..........................................................         86.7            (18.2)
     Gain from discontinued operations..........................................                        (335.8)
     Extraordinary items........................................................         18.5             44.4
     Deferred income taxes and other............................................        558.2            214.9
                                                                                    ---------        ---------
                                                                                      1,023.6          1,852.9

     Changes in working capital.................................................       (208.9)           534.9
                                                                                    ---------        ---------
           Net cash provided by operating activities from continuing operations.        814.7          2,387.8
                                                                                    ---------        ---------
FINANCING ACTIVITIES
   Proceeds from borrowings.....................................................      3,189.3            935.0
   Retirements and repayments of debt...........................................     (3,991.6)        (1,108.8)
   Issuances of common stock and sales of put options on common stock...........         23.8             15.3
   Repurchases of common stock..................................................       (290.3)           (30.7)
   Dividends.....................................................................                         (9.4)
   Deferred financing costs.....................................................        (34.4)           (14.6)
   Other........................................................................                          (3.0)
                                                                                    ---------        ---------
           Net cash used in financing activities from continuing operations.....     (1,103.2)          (216.2)
                                                                                    ---------        ---------
INVESTING ACTIVITIES
   Acquisitions, net of cash acquired...........................................       (161.0)          (755.2)
   Proceeds from sales of (purchases of) short-term investments, net............        904.6           (206.2)
   Purchases of investments.....................................................       (353.3)          (272.2)
   Increase in notes receivable.................................................        (50.0)          (733.5)
   Proceeds from sale of discontinued operations................................                         361.1
   Proceeds from sales of investments...........................................        992.8            146.7
   Capital expenditures.........................................................     (1,056.0)          (545.3)
   Additions to deferred charges................................................       (334.9)          (155.8)
                                                                                    ---------        ---------
           Net cash used in investing activities from continuing operations.....        (57.8)        (2,160.4)
                                                                                    ---------        ---------
(DECREASE) INCREASE IN CASH AND CASH
  EQUIVALENTS - CONTINUING OPERATIONS...........................................       (346.3)            11.2

CASH AND CASH EQUIVALENTS, beginning of period..................................        922.2            870.7
                                                                                    ---------        ---------
CASH AND CASH EQUIVALENTS, end of period........................................       $575.9           $881.9
                                                                                    =========        =========

See notes to condensed consolidated financial statements.

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 2000
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     Basis of Presentation
     The condensed consolidated balance sheet as of December 31, 1999 has been condensed from the audited consolidated balance sheet as of that date. The condensed consolidated balance sheet as of September 30, 2000, the condensed consolidated statement of operations and retained earnings (accumulated deficit) for the nine and three months ended September 30, 2000 and 1999, and the condensed consolidated statement of cash flows for the nine months ended September 30, 2000 and 1999 have been prepared by Comcast Corporation (the "Company") and have not been audited by the
     Company's independent auditors. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows as of September 30, 2000 and for all periods presented have been made.

     Certain information and note disclosures normally included in the Company's annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1999 Annual Report on Form 10-K filed with the Securities and Exchange Commission (the "SEC"). The results of operations for the periods ended September 30, 2000 are not necessarily indicative of operating results for the full year.

     Sale of Comcast Cellular Corporation
     In July 1999, the Company sold its indirect wholly owned subsidiary, Comcast Cellular Corporation ("Comcast Cellular"), to SBC Communications, Inc. The results of operations of Comcast Cellular for the nine and three months ended September 30, 1999 have been presented as a discontinued operation in accordance with Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions."

     Reclassifications
     Certain reclassifications have been made to the prior years' condensed consolidated financial statements to conform to those classifications used in 2000 (see Note 2).

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     SFAS No. 133, as Amended
     In June 1998, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes the accounting and reporting standards for derivatives and hedging activity. Upon the adoption of SFAS No. 133, all derivatives are required to be recognized in the statement of financial position as either assets or liabilities and measured at fair value. In July 1999 and June 2000, the FASB issued SFAS No. 137 and SFAS No. 138 which deferred the effective date for implementation of SFAS No. 133 to fiscal years beginning after June 15, 2000 and which addressed certain issues causing implementation difficulties for entities that apply SFAS No. 133, respectively.

     As of September 30, 2000, the Company has entered into certain transactions which may be accounted for as derivatives upon adoption of SFAS No. 133, as amended, including indexed debt instruments, interest rate exchange agreements, equity warrant and option agreements, and equity collar agreements. The Company will adopt SFAS No. 133, as amended, on January 1, 2001. The transition adjustment upon adoption will be recorded to the Company's consolidated statement of operations as a cumulative effect of change in accounting principle, net of tax. Subsequent changes in the fair value of the Company's derivatives will be recorded either through accumulated other comprehensive income or through the Company's consolidated statement of operations based upon the Company's designation of the derivative and the Company's hedging strategy. The Company, while continuing to evaluate the impact the adoption of SFAS No. 133, as amended, will have on its financial position and results of

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 2000
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

     operations, is currently unable to estimate such impact due to the uncertainty of the derivatives that will be held by the Company as of December 31, 2000 and their respective fair values at that time.

     SFAS No. 140
     In September 2000, The FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS No. 140 replaces SFAS No. 125 and addresses certain issues not previously addressed in SFAS No. 125. SFAS 140 is effective for transfers and servicing occurring after March 31, 2001. SFAS No. 140 is effective for disclosures about securitizations and collateral and for the recognition and reclassification of collateral for fiscal years ending after December 15, 2000. While the Company is currently evaluating the impact the adoption of SFAS No. 140 will have on its financial position and results of operations, it does not expect such impact to be material.

     SAB No. 101, as Amended
     In December 1999, the staff of the SEC issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements," which provides guidance in applying generally accepted accounting principles to selected revenue recognition issues. In March 2000 and June 2000, the staff of the SEC amended SAB No. 101 to delay the required implementation date of SAB No. 101 to the fourth quarter of fiscal years beginning after December 15, 1999. The Company adopted SAB No. 101, as amended, on October 1, 2000. The adoption of SAB No. 101, as amended, has not and is not expected to have a material impact on the Company's results of operations.

     EITF 00-10
     In May, July and September 2000, the Emerging Issues Task Force (the "EITF") reached a consensus on EITF Issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs." EITF No. 00-10 requires that all amounts billed to a customer in a sale transaction for shipping and handling be classified as revenue. The Company's majority-owned subsidiary, QVC, Inc. previously classified shipping and handling revenue as an offset to cost of goods sold from electronic retailing. The Company has reclassified shipping and handling revenue from cost of goods sold from electronic retailing to net sales from electronic retailing for all periods presented in the accompanying condensed consolidated statement of operations and retained earnings (accumulated deficit).

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

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 2000
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

     The following table reconciles the numerator and denominator of the computations of diluted earnings for common stockholders per common share ("Diluted EPS") for the nine and three months ended September 30, 2000 and 1999, respectively.

                                                             (Amounts in millions, except per share data)
                                                                 Nine Months            Three Months
                                                                    Ended                  Ended
                                                                September 30,          September 30,
                                                               2000       1999        2000       1999
                                                             ---------  ---------   ---------  ---------
     Net income for common stockholders.....................  $1,220.3   $1,217.5    $1,239.2     $327.8
     Preferred dividends....................................      22.7       22.4         7.6        7.3
                                                             ---------  ---------   ---------  ---------
     Net income for common stockholders used
       for Diluted EPS......................................  $1,243.0   $1,239.9    $1,246.8     $335.1
                                                             =========  =========   =========  =========
     Basic weighted average number of common shares
       outstanding..........................................     885.1      747.0       908.8      755.2
     Dilutive securities:
       Series A and B convertible preferred stock...........      42.5       44.6        42.5       43.4
       Stock option and restricted stock plans..............      15.4       23.8        14.0       25.3
       Put options on Class A Special Common Stock..........       0.1                    0.3
                                                             ---------  ---------   ---------  ---------
     Diluted weighted average number of common shares
       outstanding..........................................     943.1      815.4       965.6      823.9
                                                             =========  =========   =========  =========
     Diluted earnings for common stockholders
       per common share.....................................     $1.32      $1.52       $1.29       $.41
                                                             =========  =========   =========  =========

     Put options sold by the Company on a weighted  average 1.5 million  shares,
     3.6  million   shares,   2.0  million   shares  and  1.2  million   shares,
     respectively, of its Class A Special Common Stock (see Note 6) were outstanding during the nine months ended September 30, 2000 and 1999 and during the three months ended September 30, 2000 and 1999, respectively. For the nine and three months ended September 30, 1999 such put options were not included in the computation of Diluted EPS as the options' exercise price was less than the average market price of the Company's Class A Special Common Stock during the periods.

3.   SIGNIFICANT EVENTS

     Acquisition of Lenfest Communications, Inc.
     In January 2000, the Company acquired Lenfest Communications, Inc. ("Lenfest"), a cable communications company serving subscribers primarily in the Philadelphia area from AT&T Corp. ("AT&T") and the other Lenfest stockholders for approximately 121.4 million shares of the Company's Class A Special Common Stock, subject to adjustment, with a value of $6.077 billion (the "Lenfest Acquisition"). In connection with the Lenfest Acquisition, the Company assumed approximately $1.326 billion of debt (see
     Note 5).

     Consolidation of Comcast Cablevision of Garden State, L.P.
     Comcast Cablevision of Garden State, L.P. ("Garden State Cable") (formerly Garden State Cablevision L.P.), a cable communications company serving subscribers in New Jersey, is a partnership which was owned 50% by Lenfest and 50% by the Company. The Company had accounted for its interest in Garden State Cable under the equity method (see Note 4). As a result of the Lenfest Acquisition, the Company now owns 100% of Garden State Cable. As such, the operating results of Garden State Cable have been included in the Company's condensed

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 2000
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

     consolidated statement of operations and retained earnings (accumulated deficit) from the date of the Lenfest Acquisition.

     Acquisition of CalPERS' Interest in Jointly Owned Cable Properties
     In February 2000, the Company acquired the California Public Employees Retirement System's ("CalPERS") 45% interest in Comcast MHCP Holdings, L.L.C. ("Comcast MHCP"), formerly a 55% owned consolidated subsidiary of the Company which serves subscribers in Michigan, New Jersey and Florida. As a result, the Company now owns 100% of Comcast MHCP. The consideration was $750.0 million in cash.

     Acquisition of Jones Intercable, Inc.
     In April 1999, the Company acquired a controlling interest in Jones Intercable, Inc. ("Jones Intercable"), a cable communications company, for aggregate consideration of $706.3 million in cash. The acquisition was accounted for under the purchase method of accounting. As such, the operating results of Jones Intercable have been included in the Company's condensed consolidated statement of operations and retained earnings (accumulated deficit) from the acquisition date. In June 1999, the Company purchased an additional 1.0 million shares of Jones Intercable Class A Common Stock for $50.0 million in cash in a private transaction. The Company contributed its interest in Jones Intercable to Comcast Cable Communications, Inc. ("Comcast Cable"), an indirect wholly owned subsidiary of the Company.

     In March 2000, the Jones Intercable shareholders approved a merger agreement pursuant to which the Jones Intercable shareholders, including Comcast Cable, received 1.4 shares of the Company's Class A Special Common Stock in exchange for each share of Jones Intercable Class A Common Stock and Common Stock (the "Jones Merger") and Jones Intercable was merged with and into a wholly owned subsidiary of the Company. In connection with the closing of the Jones Merger, the Company issued approximately 58.9 million shares of its Class A Special Common Stock to the Jones Intercable shareholders, including approximately 23.3 million shares to a subsidiary of the Company and 35.6 million shares with a value of $1.727 billion to the public shareholders. As required under generally accepted accounting principles, the shares held by the subsidiary of the Company are presented as issued but not outstanding (held in treasury) in the Company's September 30, 2000 condensed consolidated balance sheet.

     Acquisition of Prime Communications LLC
     In December 1998, the Company agreed to invest in Prime Communications LLC ("Prime"), a cable communications company. Pursuant to the terms of this agreement, in December 1998 the Company acquired from Prime a $50.0 million 12.75% subordinated note due 2008 issued by Prime. In July 1999, the Company made a loan to Prime in the form of a $733.5 million 6% ten year note, convertible into 90% of the equity of Prime. Since that time, the Company made an additional $70.0 million in loans to Prime (on the same terms as the original loan). On August 1, 2000, the note, plus accrued interest of $51.7 million on the note and the loans, was converted and the owners of Prime sold their remaining 10% equity interest in Prime to the Company for $87.7 million. As a result, the Company now owns 100% of Prime and has assumed management control of Prime's operations (the "Prime Acquisition"). Upon closing, the Company assumed and repaid $532.0 million of Prime's debt with proceeds from borrowings under existing credit facilities.

     The acquisitions completed by the Company during the nine months ended September 30, 2000 were accounted for under the purchase method of accounting. As such, the operating results of the acquired systems have been included in the Company's condensed consolidated statement of operations and retained earnings (accumulated deficit) from the acquisition date. The Company adjusted the purchase price allocation related to the Company's acquisitions of CalPERS' interest in Comcast MHCP and of the public shareholders' interest in Jones Intercable during the second quarter of 2000. The allocation of the purchase price for the acquisitions completed during the nine months ended September 30, 2000 is preliminary pending completion of final appraisals. As the consideration given in exchange for Jones Intercable, Lenfest and the additional 50% interest in Garden State Cable was shares of the Company's Class A Special Common Stock, and in the case of Prime was primarily the conversion of

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 2000
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

     convertible notes, the acquisitions of such interests had no significant impact on the Company's condensed consolidated statement of cash flows during the nine months ended September 30, 2000 (see Note 7).

     Unaudited Pro Forma Information
     The following unaudited pro forma information for the nine months ended September 30, 2000 and 1999 has been presented as if the acquisitions of Jones Intercable, Lenfest and Prime, and the consolidation of Garden State Cable each occurred on January 1, 1999. This information is based on historical results of operations, adjusted for acquisition costs, and, in the opinion of management, is not necessarily indicative of what the results would have been had the Company operated Jones Intercable, Lenfest, Garden State Cable and Prime since January 1, 1999.

                                                    (Amounts in millions,
                                                    except per share data)
                                                      Nine Months Ended
                                                        September 30,
                                                      2000          1999
                                                   ----------    ----------

          Revenues................................  $5,945.9      $5,362.7
          Net income..............................  $1,148.0        $769.9
          Diluted EPS.............................     $1.19         $0.81

     AT&T Agreement
     As of August 11, 2000, the Company entered into a revised agreement with AT&T to exchange various cable communications systems. Under the terms of the agreement, the Company will receive cable communications systems serving approximately 770,000 subscribers. In exchange, AT&T will receive systems that the Company currently owns serving approximately 670,000 subscribers. At closing, the Company will pay AT&T an equalizing payment of approximately $12 million, reflecting the agreed upon difference in fair value of the AT&T cable communications systems and the Company's cable communications systems to be exchanged (subject to adjustment based on the actual number of net subscribers acquired and the per subscriber price of certain subscribers). The transaction is subject to customary closing conditions and regulatory approvals and is expected to close in the fourth quarter of 2000 or the first quarter of 2001.

     Other Income
     In August 2000, the Company obtained the right to sell its Excite@Home Corporation ("Excite@Home") Series A Common Stock (the "Excite@Home Stock") to AT&T and waived certain of its Excite@Home Board level and shareholder rights under a stockholders agreement. The Company also agreed to cause its existing appointee to the Excite@Home Board of Directors to resign (see
     Note 4). In connection with the transaction, the Company recorded a pre-tax gain of $1.045 billion, representing the estimated fair value of the investment as of the Closing Date.

     In 1997, the Company obtained certain wireless licenses but never deployed the spectrum in its operations. In August 2000, the Company exchanged all of the capital stock of a wholly owned subsidiary which held eighteen of those wireless licenses for approximately 3.2 million shares of AT&T common stock with a fair value of $100.0 million. In connection with the exchange, the Company recognized a pre-tax gain of $98.1 million, representing the difference between the fair value of the AT&T shares received and the Company's cost basis in the subsidiary.

     Such gains were recorded to other income in the Company's condensed consolidated statement of operations and retained earnings (accumulated deficit) during the nine and three months ended September 30, 2000.

     During the nine months ended September 30, 1999, the Company received a $1.5 billion termination fee from MediaOne Group, Inc. ("MediaOne") as a result of MediaOne's termination of its Agreement and Plan of Merger with the Company dated March 1999. The termination fee, net of transaction costs, was recorded to other income in the Company's condensed consolidated statement of operations and retained earnings (accumulated deficit).

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 2000
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

4.   INVESTMENTS

                                                                              September 30,    December 31,
                                                                                  2000             1999
                                                                             ---------------  --------------
                                                                                  (Dollars in millions)
           Fair value method...........................................         $6,686.6        $11,972.1
           Cost method.................................................            314.8          1,134.6
           Equity method...............................................            275.9             48.1
                                                                             -----------     ------------
                  Total investments....................................          7,277.3         13,154.8

           Less, current investments...................................          3,872.1          7,606.0
                                                                             -----------     ------------
           Non-current investments.....................................         $3,405.2         $5,548.8
                                                                             ===========     ============

     Fair Value Method
     The Company holds unrestricted equity investments in certain publicly traded companies, with an historical cost (including $2.152 billion and $2.033 billion of aggregate pre-tax gains recognized through September 30, 2000 and December 31, 1999, respectively) of $3.942 billion and $2.558 billion as of September 30, 2000 and December 31, 1999, respectively. The unrealized pre-tax gains as of September 30, 2000 and December 31, 1999 of $2.745 billion and $9.414 billion, respectively, have been reported in the Company's condensed consolidated balance sheet as a component of accumulated other comprehensive income, net of related deferred income tax expense of $960.8 million and $3.294 billion, respectively.

     Sprint PCS. As of September 30, 2000 and December 31, 1999, as adjusted for Sprint PCS' 2-for-1 stock split in February 2000, the Company holds approximately 88.2 million shares and 93.8 million shares of unregistered Series 2 Sprint PCS common stock, 123,452 shares of Sprint PCS convertible preferred stock (convertible into approximately 4.0 million shares of unregistered Series 2 Sprint PCS common stock) and a warrant to purchase approximately 6.0 million shares of unregistered Series 2 Sprint PCS common stock at $12.01 per share (the "Sprint PCS Stock"). The Company has registration rights, subject to customary restrictions, which will allow the Company to sell its Sprint PCS Stock. During the nine months ended September 30, 2000, the Company sold approximately 5.6 million of its shares of Sprint PCS common stock for proceeds of $312.0 million and recognized a pre-tax gain of $265.3 million. Such gain was recorded as a reclassification from accumulated other comprehensive income to investment income. As of September 30, 2000 and December 31, 1999, the Company has recorded its investment in Sprint PCS at its estimated fair value of $3.092 billion and $4.234 billion, respectively (see Note 5).

     AT&T. As of September 30, 2000 and December 31, 1999, the Company holds approximately 43.1 million shares and 39.9 million shares of AT&T common stock. As of September 30, 2000 and December 31, 1999, the Company has recorded its investment in AT&T at its fair value of $1.266 billion and $2.026 billion, respectively.

     As of August 11, 2000, the Company entered into another agreement with AT&T to acquire cable communications systems serving up to 700,000 subscribers from AT&T in exchange for AT&T common stock that the Company currently owns or may acquire, in a transaction intended to qualify as tax-free to both the Company and to AT&T. Pursuant to the agreement, the agreed upon value of the cable communications systems to be acquired by the Company from AT&T is up to $3.2 billion (subject to adjustment based on the actual number of subscribers acquired). Also pursuant to the agreement, approximately 39.6 million shares of the AT&T common stock currently owned by the Company will be valued at $54.41 per share in the exchange. The transaction is subject to customary closing conditions and regulatory approvals and is expected to close in the first or second quarter of 2001.

     Internet Capital Group. In August 1999, Internet Capital Group ("ICG"), an investee of the Company previously accounted for under the cost method, completed an initial public offering of its common stock. ICG is an Internet holding company engaged in managing and operating a network of business-to-business e-commerce companies. During the nine months ended September 30, 2000, the Company sold approximately 2.3 million shares of its ICG common stock for proceeds of $327.1 million and recognized a pre-tax gain of $325.9 million. Such gain was

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 2000
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

     recorded as a reclassification from accumulated other comprehensive income to investment income. As of September 30, 2000 and December 31, 1999, the Company holds approximately 21.4 million shares and 23.7 million shares of ICG common stock and warrants and options to purchase approximately 0.6 million shares of ICG common stock, respectively. As of September 30, 2000 and December 31, 1999, the Company has recorded its investment in ICG at its estimated fair value of $382.2 million and $4.127 billion, respectively.

     Excite@Home. Excite@Home provides Internet services to subscribers and businesses over the cable communications infrastructure in a limited number of cities in the United States. The Company holds approximately 29.1 million shares of Excite@Home Stock and, as of September 30, 2000 and December 31, 1999, has earned warrants to purchase an additional 2.1 million shares and 0.6 million shares, respectively, of Excite@Home Stock. As of September 30, 2000 and December 31, 1999, 10% and 30% of the Excite@Home shares held by the Company were contractually restricted shares (the "Restricted Shares") and 90% and 70% of the Excite@Home shares held by the Company were unrestricted shares (the "Unrestricted Shares"). The Company has recorded the Restricted Shares at their historical cost of $0.3 million and $0.6 million and the Unrestricted Shares and warrants, which are classified as available for sale, at their estimated fair value of $437.9 million and $918.0 million, respectively, as of September 30, 2000 and December 31, 1999. The Company has reclassified its investment in the Excite@Home Stock from noncurrent investments to current investments as of September 30, 2000 (see below).

     On March 28, 2000 (the "Announcement Date"), Excite@Home and its principal cable partners, including the Company (the "Founding Cable Stockholders"), entered into an agreement (the "Letter Agreement") pursuant to which Excite@Home and the Founding Cable Stockholders agreed to enter into certain transactions which were completed on August 28, 2000 (the "Closing Date").

     AT&T granted the Company the right to sell its Excite@Home Stock to AT&T at any time between January 1, 2001 and June 4, 2002 at a price equal to the higher of $48 per share or the average per share trading price for a 30-day trading period (as defined). The aggregate value of the Excite @Home Stock that AT&T would be required to purchase from the Company is limited to approximately $1.5 billion. The Company has the right to elect payment in the form of cash or in shares of AT&T common stock. The Company accounts for this right as an investment, classified as available for sale, at its estimated fair value with unrealized gains or losses resulting from changes between measurement dates recorded as a component of accumulated other comprehensive income. As of September 30, 2000, the Company has recorded this investment, which is included in current investments in the Company's condensed consolidated balance sheet, at its estimated fair value of $1.043 billion.

     The Company agreed to enter into a new non-exclusive distribution agreement with Excite@Home for the period from June 2002 through June 2006. The Company may elect to terminate its existing exclusive distribution agreement with Excite@Home (which would otherwise expire in June 2002) or the new distribution agreement at any time beginning June 2001 on at least six months notice. In addition, unearned warrants previously held by the Company were amended to eliminate any previous performance vesting conditions and the Company received additional new warrants with an exercise price of $29.54 per share to purchase two shares of Excite@Home Stock for each home passed by the Company's cable communications systems at the Announcement Date. The new warrants and the unearned previously held warrants vest in installments every six months beginning in June 2001 and will be fully vested in June 2006 provided that the Company has not elected to earlier terminate its existing or the new distribution agreement. The new warrants include customary registration rights and will expire in March 2015. The Company's right to sell its Excite@Home Stock to AT&T is not dependent upon its election to either continue or terminate its existing or the new distribution agreement.

     Sales of NTL Incorporated Common Stock
     During the three months ended September 30, 1999, the Company sold approximately 0.9 million shares of NTL Incorporated common stock for proceeds of $89.8 million and recognized a pre-tax gain of $50.1 million. Such gain is included in investment income in the Company's condensed consolidated statement of operations and retained earnings (accumulated deficit) for the nine and three months ended September 30, 1999.

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 2000
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

     Gains on Exchanges of Fair Value Method Investments
     During the nine months ended September 30, 2000 and 1999 and during the three months ended September 30, 2000, in connection with certain mergers of publicly traded companies held by the Company accounted for as investments available for sale, the Company recognized pre-tax gains of $62.1 million, $187.6 million and $29.1 million, respectively, representing the difference between the fair value of the securities received by the Company and the Company's cost basis in the securities exchanged. Such gains were recorded as a reclassification from accumulated other comprehensive income to investment income.

     Impairment Losses
     During the nine months ended September 30, 2000 and 1999, the Company recorded pre-tax losses of $7.4 million and $35.5 million, respectively, on certain of its investments based on a decline in value that was considered other than temporary. Such losses are included in investment income in the Company's condensed consolidated statement of operations and retained earnings (accumulated deficit).

     Investment Expense (Income) Related to Call Options
     During the nine and three months ended September 30, 1999, the Company recorded $93.0 million and ($7.8) million, respectively, of investment expense (income) related to changes in the value of and the settlement of call options on certain of the Company's fair value method investments, all of which expired by November 1999.

     Equity Method
     The Company records its proportionate interests in the net income (loss) of certain of its equity method investees in arrears. The Company's recorded investments exceed its proportionate interests in the book value of the investees' net assets by $184.9 million as of September 30, 2000 (related to the Company's investment in The Golf Channel). Such excess is being amortized to equity in net income or loss, over a period of twenty years, which is consistent with the estimated lives of the underlying assets. The original cost of investments accounted for under the equity method totaled $367.8 million and $235.6 million as of September 30, 2000 and December 31, 1999, respectively.

     During the nine months ended September 30, 2000, the Company exercised a call option to purchase shares held by certain founding members and members of management and purchased shares held by other minority shareholders of The Golf Channel for aggregate consideration of $137.8 million. The Company's current ownership after these transactions is 60.3%. The Company will continue to record its investment in The Golf Channel under the equity method due to certain veto rights that are held by one of the remaining minority partners.

     As a result of the Lenfest Acquisition (see Note 3), the Company has consolidated the results of Garden State Cable, previously accounted for under the equity method, effective January 2000.

     Sales of Other Investments
     During the nine months ended September 30, 2000 and 1999 and during the three months ended September 30, 2000 and 1999, the Company recognized pre-tax (gains) losses to investment income of ($235.8) million, ($17.7) million, $1.6 million and ($2.8) million, respectively, on sales of certain of its other investments.

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 2000
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

5.   LONG-TERM DEBT

     Comcast Cable Refinancing
     In August 2000, the Company repaid and retired all amounts outstanding under the existing bank credit facilities of its cable communications subsidiaries, totaling approximately $2.4 billion, with the proceeds from a new senior bank credit facility and new commercial paper program. The Company's new senior bank credit facility consists of a $2.25 billion, five-year revolving credit facility and a $2.25 billion, 364-day revolving credit facility. The 364-day revolving credit facility supports the Company's new commercial paper program. The Company borrowed $1.4 billion under the five-year facility and $1.0 billion under the commercial paper program to repay and retire the subsidiaries' credit facilities.

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

     The ZONES are being accounted for as an indexed debt instrument since the maturity value is dependent upon the fair value of Sprint PCS Stock. Therefore, the carrying value of the ZONES is marked to market each balance sheet date to reflect the fair value of the underlying Sprint PCS Stock with the change included in income related to indexed debt in the Company's condensed consolidated statement of operations and retained earnings (accumulated deficit). During the nine and three months ended September 30, 2000, the Company recorded income related to indexed debt of $666.0 million and $1.064 billion, respectively. The Company's investment in Sprint PCS is accounted for as available for sale, with changes in fair value being reflected in accumulated other comprehensive income (see Note 4).

     Debt Assumed
     In connection with the Lenfest Acquisition, the consolidation of Garden State Cable and the Prime Acquisition (see Note 3), the Company assumed aggregate debt of $2.146 billion with interest rates ranging between 6.95% and 10.5%, and maturities between 2001 and 2008.

     Extraordinary Items
     Extraordinary items during the nine months ended September 30, 2000 and 1999 and during the three months ended September 30, 2000 and 1999 of $18.5 million, $44.4 million, $2.3 million and $41.4 million, respectively, consist of unamortized debt issue costs and debt extinguishment costs, net of related tax benefits, expensed principally in connection with the redemption and retirement of certain indebtedness. During the nine and three months ended September 30, 2000, extraordinary items include $3.8 million of gains, net of related tax expense, recognized on the termination of related interest rate exchange agreements.

     Interest Rates
     As of September 30, 2000 and December 31, 1999, the Company's effective weighted average interest rate on its long-term debt outstanding was 6.76% and 6.55%, respectively. The Company's effective weighted average interest rate excludes the effects of the ZONES mark to market adjustments for both dates presented.

     Lines of Credit
     As of September 30, 2000, certain subsidiaries of the Company had unused lines of credit of $2.344 billion under their respective credit facilities.

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 2000
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

6.   STOCKHOLDERS' EQUITY

     Repurchase Programs
     Based on the trade date for stock repurchases, during the nine months ended September 30, 2000 and 1999 and during the three months ended September 30, 2000 and 1999, the Company repurchased approximately 8.1 million shares,
     1.0  million   shares,   2.1  million   shares  and  0.6  million   shares,
     respectively, of its common stock for aggregate consideration of $290.3 million, $30.7 million, $70.7 million and $19.2 million, respectively, pursuant to its Board-authorized repurchase programs.

     As part of the repurchase program, during the nine months ended September 30, 2000, the Company sold put options on 2.0 million shares of its Class A Special Common Stock. The put options mature on specific dates during the fourth quarter of 2000. The amount the Company would be obligated to pay to repurchase such shares upon exercise of the put options, totaling $82.0 million, was reclassified from additional capital to common equity put options in the Company's September 30, 2000 condensed consolidated balance sheet.

     Share Exchanges
     During the nine months ended September 30, 2000 and 1999, the Company issued approximately 1.0 million shares and 3.5 million shares of its Class A Special Common Stock in exchange for approximately 1.1 million shares and
     3.7 million shares of its Class A Common Stock, respectively. The Class A Common Stock was subsequently retired.

     Comprehensive (Loss) Income
     Total comprehensive (loss) income for the nine months ended September 30, 2000 and 1999 and for the three months ended September 30, 2000 and 1999 was ($3.142) billion, $3.436 billion, ($74.7) million and $862.8 million, respectively. Total comprehensive (loss) income includes net income, unrealized gains (losses) on marketable securities and foreign currency translation gains (losses) for the periods presented.

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 2000
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

7.   STATEMENT OF CASH FLOWS - SUPPLEMENTAL INFORMATION

     During the nine months ended September 30, 2000, the Company acquired all of the capital stock and/or partnership interests not previously owned by the Company of Lenfest, Garden State Cable, Jones Intercable, Prime and Comcast MHCP, principally through the issuance of the Company's Class A Special Common Stock and the conversion of convertible notes (see Note 3). The fair values of the assets and liabilities acquired by the Company during the nine months ended September 30, 2000 are presented as follows (in millions):


             Current assets.....................................    $293.7
             Investments........................................     147.6
             Property, plant & equipment........................   1,288.9
             Deferred charges...................................  12,394.0
             Current liabilities................................    (282.9)
             Long-term debt.....................................  (2,146.5)
             Deferred incomes taxes.............................  (2,854.3)
                                                                 ---------
                      Net assets acquired.......................  $8,840.5
                                                                 =========

     The Company made cash payments for interest of $454.8 million, $349.5 million, $96.4 million and $94.3 million during the nine months ended September 30, 2000 and 1999 and during the three months ended September 30, 2000 and 1999, respectively.

     The Company made cash payments for income taxes of $660.8 million, $143.7 million, $63.9 million and $31.2 million during the nine months ended September 30, 2000 and 1999 and during the three months ended September 30, 2000 and 1999, respectively.

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

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 2000
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

9.   FINANCIAL DATA BY BUSINESS SEGMENT

     The following represents the Company's significant business segments, "Cable" and "Commerce." The components of net income below operating income
     (loss) are not separately evaluated by the Company's management on a segment basis (see the Company's condensed consolidated statement of operations and retained earnings (accumulated deficit)) (dollars in millions).

                                                                                             Corporate
                                                                       Cable                    and
                                                                  Communications  Commerce   Other (1)    Total
                                                                  --------------  --------   ---------    -----
Nine Months Ended September 30, 2000
------------------------------------
Revenues, net.....................................................    $3,056.9    $2,411.9     $342.2   $5,811.0
Operating income (loss) before depreciation and amortization (2)..     1,394.4       418.0      (17.0)   1,795.4
Depreciation and amortization.....................................     1,674.8        91.0       76.4    1,842.2
Operating (loss) income...........................................      (280.4)      327.0      (93.4)     (46.8)
Interest expense..................................................       372.4        26.7      107.9      507.0
Capital expenditures..............................................       849.6       129.2       77.2    1,056.0

Three Months Ended September 30, 2000
-------------------------------------
Revenues, net.....................................................    $1,058.6      $820.3      $81.1   $1,960.0
Operating income (loss) before depreciation and amortization (2)..       490.1       139.3      (23.7)     605.7
Depreciation and amortization.....................................       602.7        32.0       27.4      662.1
Operating (loss) income...........................................      (112.6)      107.3      (51.1)     (56.4)
Interest expense..................................................       129.4         8.7       37.1      175.2
Capital expenditures..............................................       358.0        51.3       35.6      444.9

As of September 30, 2000
------------------------
Assets............................................................   $23,840.9    $2,343.0   $8,847.7  $35,031.6
Long-term debt, less current portion..............................     5,661.9       357.9    2,591.6    8,611.4

Nine Months Ended September 30, 1999
------------------------------------
Revenues, net.....................................................    $2,127.1    $2,176.7     $291.3   $4,595.1
Operating income (loss) before depreciation and amortization (2)..       980.7       377.1      (11.5)   1,346.3
Depreciation and amortization.....................................       722.6        86.7       49.6      858.9
Operating income (loss)...........................................       258.1       290.4      (61.1)     487.4
Interest expense..................................................       254.7        30.3      107.8      392.8
Capital expenditures..............................................       474.4        48.6       22.3      545.3

Three Months Ended September 30, 1999
-------------------------------------
Revenues, net.....................................................      $773.5      $751.3      $74.5   $1,599.3
Operating income (loss) before depreciation and amortization (2)..       356.8       124.8      (17.7)     463.9
Depreciation and amortization.....................................       267.9        29.1       15.7      312.7
Operating income (loss)...........................................        88.9        95.7      (33.4)     151.2
Interest expense..................................................        95.7         9.7       32.7      138.1
Capital expenditures..............................................       184.4        23.5       11.0      218.9

---------------
(1) Other includes segments not meeting certain quantitative guidelines for reporting. Other includes certain other operating businesses, such as Comcast-Spectacor, L.P., E! Entertainment Television, Inc., the Company's domestic wireline telecommunications business, the Company's international wireless operations and elimination entries related to the segments presented. Corporate and other assets consist primarily of the Company's investments (see Note 4).
(2) Operating income (loss) before depreciation and amortization is commonly referred to in the Company's businesses as "operating cash flow (deficit)." Operating cash flow is a measure of a company's ability to generate cash to service its obligations, including debt service obligations, and to finance capital and other expenditures. In part due to the capital intensive nature of the Company's businesses and the resulting significant level of non-cash

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 2000
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONCLUDED
                                   (Unaudited)

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

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 2000


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

     We have acquired and we anticipate acquiring cable communications systems in new communities in which we do not have established relationships with the franchising authority, community leaders and cable subscribers. Further, a substantial number of new employees are being and must continue to be integrated into our business practices and operations. Our previously announced cable system exchanges with Adelphia Communications and AT&T Corp. ("AT&T") are subject to closing conditions and regulatory approvals and are expected to close between the fourth quarter of 2000 and the second quarter of 2001. Our results of operations may be significantly affected by our ability to efficiently and effectively manage these changes.

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

     Cash, Cash Equivalents and Short-term Investments

     We  have  traditionally   maintained   significant  levels  of  cash,  cash
equivalents and short-term investments to meet our short-term liquidity requirements. Our cash equivalents and short-term investments are recorded at fair value. Cash, cash equivalents and short-term investments as of September 30, 2000 were $4.448 billion, substantially all of which is unrestricted.

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

     As of September 30, 2000 and December 31, 1999, our long-term debt, including current portion, was $9.924 billion and $9.225 billion, respectively. Excluding the effects of interest rate risk management instruments, 30.8% and 25.4% of our long-term debt as of September 30, 2000 and December 31, 1999, respectively, was at variable rates.

     The $699.2 million increase in our long-term debt, including current portion, results principally from the $1.326 billion of Lenfest Communications, Inc. ("Lenfest") debt and $534.7 million of Prime Communications LLC ("Prime") debt that we assumed, and the $286.0 million of Comcast Cablevision of Garden State, L.P. ("Garden State Cable") (formerly Garden State Cablevision L.P.) debt that we consolidated in connection with the acquisitions of Lenfest in January 2000 and Prime in August 2000 (see Notes 3 and 5 to our condensed consolidated financial statements included in Item 1), and $3.189 billion of borrowings. Such increases were offset in part by retirements and repayments of our long-term debt of $3.992 billion and the $666.0 million

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 2000


non-cash, non-interest bearing reduction to the carrying value of the Company's 2.0% Exchangeable Subordinated Debentures due 2029 (the "ZONES") during the nine months ended September 30, 2000 (see Note 5 to our condensed consolidated financial statements included in Item 1).

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

     Interest Rate Risk

     During the nine months ended September 30, 2000, in connection with our acquisition of Lenfest (see Note 3 to our condensed consolidated financial statements included in Item 1), we acquired interest rate exchange agreements ("Swaps") with an aggregate notional amount of $275.0 million. Swaps with an aggregate notional amount of $1.215 billion were either terminated or expired during the nine months ended September 30, 2000. As of September 30, 2000, we have Swaps with an aggregate notional amount of $784.8 million having an average pay rate of 6.88% an average receive rate of 7.56%.

                             -----------------------

Statement of Cash Flows

     Cash and cash equivalents decreased $346.3 million as of September 30, 2000 from December 31, 1999. The decrease in cash and cash equivalents resulted from cash flows from operating, financing and investing activities which are explained below.

     Net cash provided by operating activities from continuing operations amounted to $814.7 million for the nine months ended September 30, 2000, due principally to the effects of our acquisition of Lenfest in January 2000 and Prime in August 2000 (see Note 3 to our condensed consolidated financial statements included in Item 1) and increases in our operating income before depreciation and amortization (see "Results of Operations"), offset by changes in working capital as a result of the timing of receipts and disbursements.

     Net cash used in financing activities from continuing operations, which includes borrowings and repayments of debt, as well as the issuances and repurchases of our equity securities, was $1.103 billion for the nine months ended September 30, 2000. During the nine months ended September 30, 2000, we borrowed $3.189 billion, consisting primarily of borrowings under subsidiary revolving lines of credit and a subsidiary commercial paper program. During the nine months ended September 30, 2000, we repaid $3.992 billion of our long-term debt, consisting primarily of $3.479 billion of repayments on certain of our revolving credit facilities and $471.0 million of aggregate repurchases of various of our senior notes and of our senior subordinated debentures. In addition, during the nine months ended September 30, 2000, we received proceeds of $23.8 million related to issuances of our common stock and the sale of put options on our common stock, we repurchased $290.3 million of our common stock, and we incurred $34.4 million of deferred financing costs.

     Net cash used in investing activities from continuing operations was $57.8 million for the nine months ended September 30, 2000. Net cash used in investing activities includes the effects of acquisitions, net of cash acquired, of $161.0 million, consisting of our acquisition of certain cable communications systems, investments of $353.3 million, an increase in notes receivable of $50.0 million, capital expenditures of $1.056 billion and additions to deferred charges of $334.9 million, offset by net proceeds from sales of short-term investments of $904.6 million and proceeds from sales of investments of $992.8 million.

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 2000


Results of Operations

     Our summarized consolidated financial information for the nine and three months ended September 30, 2000 and 1999 is as follows (dollars in millions, "NM" denotes percentage is not meaningful):


                                                                  Nine Months Ended
                                                                    September 30,       Increase / (Decrease)
                                                                  2000        1999          $           %
                                                                ---------   ---------   ---------   ---------
Revenues.....................................................    $5,811.0    $4,595.1    $1,215.9        26.5%
Cost of goods sold from electronic retailing.................     1,544.4     1,398.6       145.8        10.4
Operating, selling, general and administrative expenses......     2,471.2     1,850.2       621.0        33.6
                                                                ---------   ---------
Operating income before depreciation and amortization (1)....     1,795.4     1,346.3       449.1        33.4
Depreciation.................................................       599.9       402.7       197.2        49.0
Amortization.................................................     1,242.3       456.2       786.1          NM
                                                                ---------   ---------
Operating (loss) income......................................       (46.8)      487.4      (534.2)         NM
                                                                ---------   ---------
Interest expense.............................................       507.0       392.8       114.2        29.1
Investment income............................................    (1,024.8)     (229.1)      795.7          NM
Income related to indexed debt...............................      (666.0)                  666.0          NM
Equity in net losses (income) of affiliates..................         7.7        (0.9)        8.6          NM
Other income.................................................    (1,124.5)   (1,433.6)     (309.1)      (21.6)
Income tax expense...........................................       905.6       827.9        77.7         9.4
Minority interest............................................        86.7       (18.2)     (104.9)         NM
                                                                ---------   ---------
Income from continuing operations before
   extraordinary items.......................................    $1,261.5      $948.5      $313.0        33.0%
                                                                =========   =========


                                                                 Three Months Ended
                                                                    September 30,       Increase / (Decrease)
                                                                  2000        1999          $           %
                                                                ---------   ---------   ---------   ---------
Revenues.....................................................    $1,960.0    $1,599.3      $360.7        22.6%
Cost of goods sold from electronic retailing.................       529.2       486.0        43.2         8.9
Operating, selling, general and administrative expenses......       825.1       649.4       175.7        27.1
                                                                ---------   ---------
Operating income before depreciation and amortization (1)....       605.7       463.9       141.8        30.6
Depreciation.................................................       223.2       148.6        74.6        50.2
Amortization.................................................       438.9       164.1       274.8          NM
                                                                ---------   ---------
Operating (loss) income......................................       (56.4)      151.2      (207.6)         NM
                                                                ---------   ---------
Interest expense.............................................       175.2       138.1        37.1        26.9
Investment income............................................       (65.4)     (101.1)      (35.7)      (35.3)
Income related to indexed debt...............................    (1,064.0)                1,064.0          NM
Equity in net losses (income) of affiliates..................         3.7        (2.5)        6.2          NM
Other income.................................................    (1,133.1)       (2.7)    1,130.4          NM
Income tax expense...........................................       752.3       104.2       648.1          NM
Minority interest............................................        25.8        (5.4)      (31.2)         NM
                                                                ---------   ---------
Income from continuing operations before
   extraordinary items.......................................    $1,249.1       $20.6    $1,228.5          NM
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


                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 2000

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

     Cable Communications

     The  following   table   presents  the  operating   results  of  our  cable
communications segment (dollars in millions):

                                                                   Nine Months Ended
                                                                     September 30,              Increase
                                                                   2000        1999           $           %
                                                                 ---------   ---------    ---------    --------
Service income...............................................     $3,056.9    $2,127.1       $929.8        43.7%
Operating, selling, general and
     administrative expenses.................................      1,662.5     1,146.4        516.1        45.0
                                                                 ---------   ---------    ---------    --------
Operating income before depreciation
     and amortization (a)....................................     $1,394.4      $980.7       $413.7        42.2%
                                                                 =========   =========    =========    ========


                                                                  Three Months Ended
                                                                     September 30,              Increase
                                                                   2000        1999           $           %
                                                                 ---------   ---------    ---------    --------
Service income...............................................     $1,058.6      $773.5       $285.1        36.9%
Operating, selling, general and
     administrative expenses.................................        568.5       416.7        151.8        36.4
                                                                 ---------   ---------    ---------    --------
Operating income before depreciation
     and amortization (a)....................................       $490.1      $356.8       $133.3        37.4%
                                                                 =========   =========    =========    ========

---------------
(a) See footnote (1) on page 20.

     Of the respective $929.8 million and $285.1 million increases in service income for the nine and three month periods from 1999 to 2000, $771.4 million and $237.9 million are due to the effects of our acquisitions of cable communications systems and $158.4 million and $47.2 million are due to growth in our historical operations. Of the respective $158.4 million and $47.2 million increases related to our historical operations, $66.5 million and $19.3 million are due principally to subscriber growth in digital cable and cable modem Internet access service, $17.5 million and $4.6 million are due to subscriber growth in analog cable service, $60.2 million and $19.3 million are related to changes in rates, $14.8 million and $4.9 million are attributable to growth in cable advertising sales and ($0.4) million and ($0.7) million are related to decreases in pay per view revenue as a result of fewer events.

     Of the respective $516.1 million and $151.8 million increases in operating, selling, general, and administrative expenses for the nine and three month periods from 1999 to 2000, $399.1 million and $118.9 million are due to the effects of our acquisitions of cable communications systems and $117.0 million and $32.9 million are due to growth in our historical operations. Of the $117.0 million and $32.9 million increases related to our historical operations, $48.4 million and $16.4 million are due to increases in the costs of cable programming as a result of changes in rates, subscriber growth and additional channel offerings, $33.4 million and $9.4 million are due principally to subscriber growth in cable modem Internet access service and $35.2 million and $7.1 million result from increases in labor costs and other volume related expenses.

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 2000


Commerce

     The following presents the operating results of our commerce segment, consisting of the operations of QVC, Inc. and its subsidiaries ("QVC"), a majority owned and controlled subsidiary (dollars in millions).

                                                                   Nine Months Ended
                                                                     September 30,              Increase
                                                                   2000        1999           $           %
                                                                 ---------   ---------    ---------    --------
Net sales from electronic retailing..........................     $2,411.9    $2,176.7       $235.2        10.8%
Cost of goods sold from electronic retailing.................      1,544.4     1,398.6        145.8        10.4
Operating, selling, general and administrative
     expenses................................................        449.5       401.0         48.5        12.1
                                                                 ---------   ---------    ---------    --------
Operating income before depreciation
     and amortization (a)....................................       $418.0      $377.1        $40.9        10.8%
                                                                 =========   =========    =========    ========
Gross margin.................................................         36.0%       35.7%
                                                                 =========   =========

                                                                  Three Months Ended
                                                                     September 30,              Increase
                                                                   2000        1999           $           %
                                                                 ---------   ---------    ---------    --------
Net sales from electronic retailing..........................       $820.3      $751.3        $69.0         9.2%
Cost of goods sold from electronic retailing.................        529.2       486.0         43.2         8.9
Operating, selling, general and administrative
     expenses................................................        151.8       140.5         11.3         8.0
                                                                 ---------   ---------    ---------    --------
Operating income before depreciation
     and amortization (a)....................................       $139.3      $124.8        $14.5        11.6%
                                                                 =========   =========    =========    ========
Gross margin.................................................         35.5%       35.3%
                                                                 =========   =========

---------------
(a) See footnote (1) on page 20.

     The increase in net sales from electronic retailing of $235.2 million for the nine month period from 1999 to 2000 is due to following: an increase of 4.5%, 10.1% and 43.3% in the average number of homes receiving QVC services in the United States ("US"), United Kingdom ("UK") and Germany, respectively; an increase of 3.9% and 16.5% in net sales per home in the US and Germany (in Deutschemarks), respectively, and a 7.3% decrease in net sales per home in the UK (in British pounds); and the negative effects of fluctuations in foreign currency exchange rates during the period.

     The increase in net sales from electronic retailing of $69.0 million for the three month period from 1999 to 2000 is due to the following: an increase of 5.1%, 9.3% and 47.3% in the average number of homes receiving QVC services in the US, UK and Germany, respectively; an increase of 2.6% and 10.4% in net sales per home in the US and Germany (in Deutschemarks), and a 12.0% decrease in net sales per home in the UK (in British pounds), respectively; and the negative effects of fluctuations in foreign currency exchange rates during the period.

     The increases in cost of goods sold for the nine and three month periods from 1999 to 2000 are primarily related to the growth in net sales. The increases in gross margin are a result of a shift in sales mix.

     In connection with new accounting guidance issued in May, July and September 2000 (see discussion of EITF 00-10 at Note 2 to our condensed consolidated financial statements included in Item 1), QVC reclassified shipping and handling revenue from cost of goods sold from electronic retailing to net sales from electronic retailing for all periods presented. This reclassification had no effect on QVC's reported operating income before depreciation and amortization and no significant effect on growth in net sales from electronic retailing. The effect of the reclassification was to increase QVC's net sales from electronic retailing by approximately 11% and to decrease gross margin by approximately four percentage points, respectively, for all periods presented as compared to the amounts previously reported.

     Of the respective $48.5 million and $11.3 million increases in operating, selling, general and administrative

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 2000


expenses for the nine and three month periods from 1999 to 2000, $21.7 million and $4.9 million are attributable to higher variable costs associated with the increase in sales volume. In addition, for the nine month period from 1999 to 2000, $3.1 million is attributable to certain lease termination costs incurred in the UK during the second quarter of 2000. The remaining increases are primarily attributable to higher personnel costs to support the increased sales volume in the US and Germany.

                             -----------------------

     Consolidated Analysis

     The effects of our recent acquisitions were to increase our revenues and expenses, resulting in increases in our operating income before depreciation and amortization. The increases in our property and equipment, deferred charges and long-term debt (see Note 7 to our condensed consolidated financial statements included in Item 1) and the corresponding increases in depreciation expense, amortization expense and interest expense for the nine and three month periods from 1999 to 2000 are primarily due to the effects of our acquisition of Lenfest in January 2000, our acquisition of a controlling interest in Jones Intercable, Inc. ("Jones Intercable") in April 1999, our acquisition of Prime in August 2000, as well as our increased levels of capital expenditures.

     Interest Expense

     The $114.2 million and $37.1 million increases in interest expense for the nine and three month periods from 1999 to 2000 are primarily due to the effects of our acquisition of Lenfest in January 2000, our acquisition of a controlling interest in Jones Intercable in April 1999 and the issuance of the ZONES in October and November 1999, offset, in part, by the effects of our repayments and retirement of debt.

     We anticipate that, for the foreseeable future, interest expense will be a significant cost to us and will have a significant adverse effect on our ability to realize net earnings. We believe we will continue to be able to meet our obligations through our ability both to generate operating income before depreciation and amortization and to obtain external financing.

     Investment Income

     During the nine months ended September 30, 2000 and 1999 and during the three months ended September 30, 2000 and 1999, we recognized pre-tax (gains) losses of ($827.0) million, ($67.7) million, $1.6 million and ($52.8) million, respectively, on sales of certain of our investments.

     During the nine months ended September 30, 2000 and 1999 and during the three months ended September 30, 2000, in connection with certain mergers of publicly traded companies held by us and accounted for as investments available for sale, we recognized pre-tax gains of $62.1 million, $187.6 million and $29.1 million, respectively, representing the difference between the fair value of the securities received by us and our basis in the securities exchanged. Such gains were recorded as reclassifications from accumulated other comprehensive income to investment income.

     During the nine and three months ended September 30, 1999, we recorded investment expense (income) of $93.0 million and ($7.8) million, respectively, related to changes in the value of and the settlement of call options on certain of our unrestricted equity investments, all of which expired by November 1999.

     During the nine months ended September 30, 2000 and 1999, we recorded pre-tax losses of $7.4 million and $35.5 million, respectively, on certain of our investments based on a decline in value that was considered other than temporary.

     Income Related to Indexed Debt

     The ZONES are being accounted for as an indexed debt instrument since the maturity value is dependent upon the fair value of Sprint PCS stock. During the nine and three months ended September 30, 2000, we recorded income related to indexed debt of $666.0 million and $1.064 billion, respectively, to reflect the decline in fair value of the underlying Sprint PCS stock.

     Other Income

     In August 2000, we obtained the right to sell our Excite@Home Series A Common Stock to AT&T and we

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 2000


waived certain of our Excite@Home Board level and shareholder rights under a stockholders agreement (see Note 4 to our condensed consolidated financial statements included in Item 1). In connection with the transaction, we recorded a pre-tax gain of $1.045 billion, representing the estimated fair value of the investment as of the closing date of the transaction.

     In 1997, we obtained certain wireless licenses but never deployed the spectrum in our operations. In August 2000, we exchanged all of the capital stock in a wholly owned subsidiary which held eighteen of those wireless licenses for approximately 3.2 million shares of AT&T common stock with a fair value of $100.0 million. In connection with the exchange, we recognized a pre-tax gain of $98.1 million, representing the difference between the fair value of the AT&T shares received and our cost basis in the subsidiary.

     Other income for the nine months ended September 30, 1999 is primarily attributable to the receipt of the $1.5 billion termination fee from MediaOne Group, Inc. ("MediaOne"), net of transaction costs, in May 1999 as a result of MediaOne's termination of its Agreement and Plan of Merger with us dated March 1999.

     Income Tax Expense

     The changes in income tax expense for the nine and three month periods from 1999 to 2000 are primarily the result of the effects of changes in our income before taxes and minority interest, and non-deductible goodwill amortization.

     Minority Interest

     The changes in minority interest for the nine and three month periods from 1999 to 2000 are attributable to the effects of our acquisition of a controlling interest in Jones Intercable in April 1999, our acquisition of the California Public Employees Retirement System's 45% interest in Comcast MHCP Holdings L.L.C. in February 2000 and to changes in the net income or loss of our other less than 100% owned consolidated subsidiaries.

     Extraordinary Items

     During the nine months ended September 30, 2000 and 1999 and during the three months ended September 30, 2000 and 1999, we incurred debt extinguishment costs and wrote off unamortized debt issue costs principally in connection with the redemption and retirement of certain indebtedness, resulting in extraordinary losses, net of related tax benefits, of $18.5 million, $44.4 million, $2.3 million and $41.4 million, respectively. During the nine and three months ended September 30, 2000, extraordinary items include $3.8 million of gains, net of related tax expense, recognized on the termination of related Swaps.

     We believe that our operations are not materially affected by inflation.

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 2000


PART II.  OTHER INFORMATION
--------  -----------------

ITEM 1.   LEGAL PROCEEDINGS

     We are subject to legal proceedings and claims which arise in the ordinary course of our business. In the opinion of our management, the amount of ultimate liability with respect to these actions will not materially affect our financial position, results of operations or liquidity.

     On March 28, 2000, Excite@Home and its principal cable partners, including the Company entered into an agreement (the "Letter Agreement") which was completed on August 28, 2000. In June 2000 Cablevision Systems Corporation ("Cablevision"), a warrant holder in Excite@Home and also a party to various agreements with Excite@Home and its principal cable partners, brought an action in Delaware Chancery Court against Excite@Home and its principal cable partners seeking to enjoin the closing and alleging that the Letter Agreement breached certain contractual rights of Cablevision. In August 2000, Cablevision dismissed the claims against Excite@Home and its principal cable partners. Cablevision also consented to the completion of the Letter Agreement.

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 2000


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits required to be filed by Item 601 of Regulation S-K:

          10.1 Asset Exchange Agreement, dated as of August 11, 2000, among AT&T Corp. and Comcast Corporation.

          10.2 Agreement and Plan of Reorganization, dated as of August 11, 2000, among Comcast Corporation, Comcast Cable Communications, Inc., Comcast CCCI II, LLC, Comcast Teleport, Inc., Comcast Heritage, Inc., Comcast Communications Properties, Inc., and AT&T Corp.

          10.3 Five-Year Revolving Credit Agreement, dated as of August 24, 2000, among Comcast Cable Communications, Inc. and the Financial Institutions Party Hereto, Banc of America Securities LLC and Chase Securities Inc., as Joint Lead Arrangers and Joint Book Managers, BNY Capital Markets, Inc. and Salomon Smith Barney Inc., as Co-Arrangers, Bank of America, N.A., as Administrative Agent, Swing Line Lender and Letter of Credit Issuing Lender, Chase Securities Inc., as Syndication Agent and Citibank, N.A. and The Bank of New York, as Co-Documentation Agents (incorporated by reference to Exhibit 10.4 to the Comcast Cable Communications, Inc. Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2000).

          10.4 364-Day Revolving Credit Agreement, dated as of August 24, 2000, among Comcast Cable Communications, Inc. and the Financial Institutions Party Hereto, Banc of America Securities LLC and Chase Securities Inc., as Joint Lead Arrangers and Joint Book Managers, BNY Capital Markets, Inc. and Salomon Smith Barney Inc., as Co-Arrangers, Bank of America, N.A., as Administrative Agent, Chase Securities Inc., as Syndication Agent and Citibank, N.A. and The Bank of New York, as Co-Documentation Agents (incorporated by reference to Exhibit 10.5 to the Comcast Cable Communications, Inc. Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2000).

          27.1 Financial Data Schedule.

     (b)  Reports on Form 8-K:

          None.

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 2000

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



Date: November 14, 2000