Form 10-K
period 2000-12-31
COMCAST CORP
filed 2001-03-02
CIK 22301

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

                                DECEMBER 31, 2000

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

       Registrant's telephone number, including area code: (215) 665-1700
                        --------------------------------
           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                      NONE
                        ---------------------------------
           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                  Class A Special Common Stock, $1.00 par value
                  Class A Common Stock, $1.00 par value
                          ----------------------------
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
            Yes [X]                               No [  ]

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

                           --------------------------
As of December 31, 2000, the aggregate market value of the Class A Special Common Stock and Class A Common Stock held by non-affiliates of the Registrant was $37.421 billion and $862.3 million, respectively.

                           --------------------------
As of December 31, 2000, there were 908,015,192 shares of Class A Special Common Stock, 21,832,250 shares of Class A Common Stock and 9,444,375 shares of Class B Common Stock outstanding.

                           --------------------------
                       DOCUMENTS INCORPORATED BY REFERENCE
Part III - The Registrant's definitive Proxy Statement for its Annual Meeting of Shareholders presently scheduled to be held in June 2001.

================================================================================

                               COMCAST CORPORATION
                          2000 FORM 10-K ANNUAL REPORT
                                TABLE OF CONTENTS
                                     PART I
Item 1  Business............................................................. 1
Item 2  Properties...........................................................16
Item 3  Legal Proceedings....................................................16
Item 4  Submission of Matters to a Vote of Security Holders..................16
Item 4A Executive Officers of the Registrant.................................17

                                     PART II
Item 5  Market for the Registrant's Common Equity and
         Related Stockholder Matters.........................................18
Item 6  Selected Financial Data..............................................19
Item 7  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.................................21
Item 8  Financial Statements and Supplementary Data..........................31
Item 9  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure.................................64

                                    PART III
Item 10 Directors and Executive Officers of the Registrant...................64
Item 11 Executive Compensation...............................................64
Item 12 Security Ownership of Certain Beneficial Owners and Management.......64
Item 13 Certain Relationships and Related Transactions.......................64

                                     PART IV
Item 14 Exhibits, Financial Statement Schedules and Reports on Form 8-K......65
SIGNATURES...................................................................69


     This Annual Report on Form 10-K is for the year ended December 31, 2000. This Annual Report modifies and supersedes documents filed prior to this Annual Report. The SEC allows us to "incorporate by reference" information that we file with them, which means that we can disclose important information to you by referring you directly to those documents. Information incorporated by reference is considered to be part of this Annual Report. In addition, information that we file with the SEC in the future will automatically update and supersede information contained in this Annual Report. In this Annual Report, "Comcast," "we," "us" and "our" refer to Comcast Corporation and its subsidiaries.

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

     In addition, our businesses may be affected by, among other things:

          o    changes in laws and regulations,
          o    changes in the competitive environment,
          o    changes in technology,
          o    industry consolidation and mergers,
          o    franchise related matters,
          o    market  conditions that may adversely  affect the availability of
               debt  and  equity   financing   for  working   capital,   capital
               expenditures or other purposes,
          o    demand  for  the   programming   content  we  distribute  or  the
               willingness of other video program distributors to carry our content, and
          o    general economic conditions.

                                     PART I

ITEM 1 BUSINESS

     We are principally involved in three lines of business:

          o Cable-through the development, management and operation of broadband communications networks,
          o    Commerce-through QVC, our electronic retail- ing subsidiary, and
          o Content-through our consolidated subsidiaries Comcast Spectacor, Comcast SportsNet and E! Entertainment Television, and through our other programming investments, including The Golf Channel, Speedvision and Outdoor Life.

     We are currently the third largest cable operator in the United States and are in the process of deploying digital cable applications and high-speed cable modem service to expand the products available on our cable communications networks.

     Our consolidated cable operations served approximately 7.7 million subscribers and passed approximately 12.9 million homes in the United States as of December 31, 2000. We have entered into an agreement to acquire, subject to receipt of necessary regulatory and other approvals, up to 700,000 cable subscribers from AT&T Corp. Upon completion of this pending transaction, which is expected to close by the end of the second quarter of 2001, we will serve approximately 8.4 million subscribers.

     Through QVC, we market a wide variety of products directly to consumers primarily on merchandise-focused television programs. As of December 31, 2000, QVC was available, on a full and part-time basis, to over 77.9 million homes in the United States, over 8.9 million homes in the United Kingdom and over 22.6 million homes in Germany.

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

                      GENERAL DEVELOPMENTS OF OUR BUSINESS

     We entered into a number of significant transactions in 2000 which have closed or are expected to close in 2001. We have summarized these transactions below and have more fully described them in Note 3 to our consolidated financial statements in Item 8 of this Annual Report.

Pending Transactions as of December 31, 2000

     Adelphia Cable Systems Exchange

     On January 1, 2001, we completed our previously announced cable systems exchange with Adelphia Communications pursuant to which we received cable communications systems serving approximately 460,000 subscribers from Adelphia. In exchange, Adelphia received certain of our cable communications systems serving approximately 440,000 subscribers.

     AT&T Cable Systems Acquisition

     In August 2000, we entered into an agreement with AT&T to acquire cable communications systems serving up to 700,000 subscribers from AT&T in exchange for AT&T common stock that we currently own or may acquire, in a transaction intended to qualify as tax-free to both us and to AT&T. The transaction is subject to customary closing conditions and regulatory approvals and is expected to close by the end of the second quarter 2001.

Completed Transactions During 2000

     Acquisition of Lenfest Communications, Inc.

     In January 2000, we acquired Lenfest Communications, Inc., a cable communications company serving approximately 1.1 million subscribers primarily in the Philadelphia area from AT&T and the other Lenfest stockholders for approximately 120.1 million shares of our Class A Special Common Stock with a value of $6.014 billion. In connection with the acquisition, we assumed approximately $1.326 billion of debt.

     Consolidation of Comcast Cablevision of Garden State, L.P.

     Comcast Cablevision of Garden State, L.P. , formerly Garden State Cablevision L.P., a cable communications company serving approximately 216,000 subscribers in New Jersey, is a partnership which was owned 50% by Lenfest and 50% by us. We had accounted for our interest in Garden State Cable under the equity method. As a result of the acquisition of Lenfest Communications, Inc., we now own 100% of Garden State Cable. As such, the operating results of Garden State Cable have been included in our consolidated statement of operations from the date of our acquisition of Lenfest.

     Acquisition of CalPERS' Interest in Jointly Owned Cable Properties

     In February 2000, we acquired the California Public Employees Retirement System's 45% interest in Comcast MHCP Holdings, L.L.C., formerly a 55% owned consolidated subsidiary of ours, which serves subscribers in Michigan, New Jersey and Florida. As a result, we now own 100% of Comcast MHCP. The consideration was $750.0 million in cash.

     Acquisition of Remaining Interest in Jones Intercable, Inc.

     In March 2000, we acquired from the public shareholders the approximate 60% interest in Jones Intercable, Inc. not previously held by us for approximately
35.6 million shares of our Class A Special Common Stock with a value of $1.727 billion. Jones Intercable was formerly a 40% owned consolidated subsidiary of ours.

     Acquisition of Prime Communications LLC

     In August 2000, we acquired Prime Communications LLC, a cable communications company serving approximately 406,000 subscribers, for cash and through our conversion to equity of previously made loans to Prime. Upon closing, we assumed and immediately repaid $532.0 million of Prime's debt with proceeds from borrowings under existing credit facilities.

     AT&T Cable Systems Exchange

     On December 31, 2000, we completed our previously announced cable systems exchange with AT&T Corp. pursuant to which we received cable communications systems serving approximately 770,000 subscribers. In exchange, AT&T received certain of our cable communications systems serving approximately 700,000 subscribers.

                          DESCRIPTION OF OUR BUSINESSES

Cable Communications

     Technology and Capital Improvements

     Our cable communications networks receive signals by means of:

          o    special antennae,
          o    microwave relay systems,
          o    earth stations, and
          o    coaxial and fiber optic cables.

     Products and Services

     We offer a variety of services over our cable communications networks, including traditional analog video and new services such as digital cable and high- speed cable modem service. Available service offerings depend on the bandwidth capacity of the cable communications system. Bandwidth, expressed in megahertz (MHz), is a measure of information-carrying capacity. It is the range of usable frequencies that can be carried by a cable communications system. The greater the bandwidth, the greater the capacity of the system. As of January 31, 2001, approximately 84% of our cable subscribers were served by a system with a capacity of at least 550-MHz and approximately 70% of our cable subscribers were served by a system with a capacity of at least 750-MHz.

     Digital compression technology enables us to substantially increase the number of channels our cable communications systems can carry. Digital compression technology converts up to twelve analog signals into a digital format and compresses such signals into the bandwidth normally occupied by one analog signal. At the home, a set-top video terminal converts the digital signal into analog signals that can be viewed on a normal television set. Digital compression technology enables us to provide a significant number of additional programming choices to our subscribers.

     We are deploying fiber optic cable and upgrading the technical quality of our cable communications networks.

As a result, the reliability and capacity of our systems have increased, aiding in the delivery of additional video programming and other services such as enhanced digital video, high-speed cable modem service and, in some areas, telephony.

     We will incur significant capital expenditures in the future for the upgrading and rebuilding of the cable communications systems acquired or to be acquired by us as a result of our acquisitions of Lenfest Communi- cations and Jones Intercable, the systems exchanges with AT&T and Adelphia, as well as the pending systems acquisition from AT&T.

     Franchises

     Cable communications systems are constructed and operated under non-exclusive franchises granted by state or local governmental authorities for varying lengths of time and are subject to federal, state and local legislation and regulation. Our franchises typically provide for periodic payment of fees to franchising authorities of up to 5% of "revenues" (as defined by each franchise agreement). We normally pass those fees on to subscribers. In many cases, we need the consent of the franchising authority to transfer our franchises.

     Although franchises historically have been renewed, renewals may include less favorable terms and conditions. Under existing law, franchises should continue to be renewed for companies that have provided adequate service and have complied generally with franchise terms. The franchising authority may choose to award additional franchises to competing companies at any time. As of January 31, 2001, we served approximately 1,776 franchise areas in the United States.

     Traditional Analog Video Services

     We receive the majority of our revenues from subscription services. Subscribers typically pay us on a monthly basis and generally may discontinue services at any time. Monthly subscription rates and related charges vary according to the type of service selected and the type of equipment used by subscribers.

     We offer a full range of traditional analog video services. We tailor both our basic channel line-up and our additional channel offerings to each system according to demographics, programming preferences, competition, price sensitivity and local regulation. Our service offerings include the following programming packages:

          o    basic programming,
          o    expanded basic programming,
          o    premium services, and
          o    pay-per-view programming.

     All of our video subscribers receive our basic cable service. This service generally consists of national television networks, local broadcast television, locally- originated programming, including governmental and public access, and limited satellite-delivered programming.

     Our expanded basic cable service includes a group of satellite-delivered or non-broadcast channels such as Entertainment and Sports Programming Network
(ESPN), Cable News Network (CNN) and MTV Networks (MTV), in addition to the basic channel line-up.

     For an additional monthly fee, subscribers can also subscribe to our premium services either individually or in packages of several channels. Our premium services generally offer, without commercial interruption, feature motion pictures, live and taped sporting events, concerts and other special features. The charge for premium services depends upon the type and level of service selected by the subscriber. Our premium services may include offerings such as:

          o    Home Box Office(R),
          o    Cinemax(R),
          o    Showtime(R),
          o    The Movie Channel(TM),
          o    Encore(R), and
          o    Starz(R).

     Our pay-per-view service permits our subscribers to order, for a separate fee, individual feature motion pictures and special event programs, such as professional boxing, professional wrestling and concerts on an unedited, commercial-free basis.

     New Service Offerings

     The high bandwidth capacity of our cable communications networks enables us to deliver substantially more channels and/or new and advanced products and services to our subscribers. A variety of emerging technologies and the rapid growth of the Internet have presented us with substantial opportunities to provide new or expanded products and services to our subscribers and to expand our sources of revenue. As a result, we have introduced the following new services for the benefit of both our residential and commercial subscribers:

          o    digital cable television service, and

          o    high-speed cable modem service installed in personal computers.

     We have and will continue to upgrade our cable communications systems so that we can provide these and other new services such as video on demand, commonly known as VOD, interactive television and cable telephony more rapidly to our subscribers.

     Digital Cable Service

     We offer digital cable television services to subscribers in substantially all of our cable communications systems.

     Subscribers to our digital cable service may receive a mix of additional television programming, an interactive program guide and multiple channels of digital music. The additional programming falls into four categories:

          o    additional expanded basic channels,

          o    additional premium channels,

          o "multiplexes" of premium channels to which a subscriber previously subscribed, such as multiple channels of Home Box Office or Showtime, which are varied as to time of broadcast or programming content theme, and

          o additional pay-per-view programming, such as more pay-per-view options and/or frequent showings of the most popular films to provide near video-on-demand.

     Subscribers typically pay us on a monthly basis for digital cable services and generally may discontinue services at any time. Monthly subscription rates vary generally according to the level of service and the number of digital converters selected by the subscriber. We expect that purchases of these services by our subscribers will increase in the future.

     High-Speed Cable Modem Service

     We market Excite@Home's high-speed cable modem services as Comcast@Home in areas served by certain of our cable communications systems. Residential subscribers can connect their personal computers via cable modems to a high-speed national network developed and managed by Excite@Home. Subscribers can then access online information, including the Internet, at faster speeds than that of conventional modems. We also provide businesses with Internet connectivity solutions and networked business applications. We provide national and local content and sell advertising to businesses.

     Other Revenue Sources

     We also generate revenues from advertising sales, installation services, commissions from electronic retailing and other services. We generate revenues from the sale of advertising time to local, regional and national advertisers on non-broadcast channels.

     Sales and Marketing

     Our sales efforts are primarily directed toward generating incremental revenues in our franchise areas and increasing the number of subscribers we serve. We sell our products and services through:

          o    telemarketing,
          o    direct mail advertising,
          o    door-to-door selling,
          o    cable television advertising,
          o    local media advertising, and
          o    retail outlets.

     Programming

     We generally pay a monthly fee per subscriber per channel. Our programming costs are increased by:

          o    increases in the number of subscribers,
          o    expansion of the number of channels provided to customers, and
          o    increases in contract rates from programming suppliers.

     We attempt to secure long-term programming contracts with volume discounts and/or marketing support and incentives from programming suppliers. Our programming contracts are generally for a fixed period of time and are subject to negotiated renewal. We have experienced increases in our cost of programming and we anticipate that future contract renewals will result in programming costs that are higher than our costs today, particularly for sports programming.

     We utilize interactive programming guides to provide our subscribers with current programming information, as well as advertising and other content. We recently formed a joint venture with other companies, including various cable companies, to develop additional sources for the interactive guide.

     Customer Service

     We manage most of our cable communications systems in geographic clusters. Clustering improves our ability to sell advertising, enhances our ability to efficiently introduce and market new products, and allows us to more efficiently and effectively provide customer service and support. As part of our clustering strategy, we have consolidated our local customer service operations into large regional call centers. These regional call centers have technologically advanced telephone systems that provide 24-hour per day, 7-day per week call answering capability, telemarketing and other services.

     Our Cable Communications Systems

     The table below summarizes certain subscriber information for our cable communications systems as of December 31 (homes, subscribers and subscriptions in thousands):


                                           2000(9)      1999(9)        1998          1997          1996
                                          ----------  ----------   -----------    ---------    ----------
Cable
    Homes Passed (1)                      12,679         9,522         7,382         7,138         6,975
    Subscribers (2)                        7,607         5,720         4,511         4,366         4,280
    Penetration (3)                         60.0%         60.1%         61.1%         61.2%         61.4%
Digital Cable
    "Digital Ready" Subscribers (4)        7,258         4,637         1,570
    Subscriptions (5)                      1,354           515            78
    Penetration (6)                         18.7%         11.1%          5.0%
Comcast@Home
    "Modem Ready" Homes Passed (7)         6,360         3,259         1,804           866
    Subscribers                              400           142            51            10
    "Modem Ready" Penetration (8)            6.3%          4.4%          2.8%          1.2%
-------------

(1) A home is "passed" if we can connect it to our distribution system without further extending the transmission lines.
(2) A dwelling with one or more television sets connected to a system counts as one cable subscriber.
(3) Cable penetration means the number of cable subscribers as a percentage of cable homes passed.
(4) A subscriber is "digital ready" if the subscriber is in a market where we have launched our digital cable service.
(5)  Each digital converter box counts as one digital cable subscription.
(6) Digital cable penetration means the number of digital cable subscriptions as a percentage of "digital ready" subscribers. Certain subscribers may have multiple digital cable subscriptions.
(7) A home passed is "modem ready" if we can connect it to our Internet service connection system without further upgrading the transmission lines.
(8) "Modem ready" penetration means the number of Comcast@Home subscribers as a percentage of "modem ready" homes passed.
(9) In April 1999, we acquired a controlling interest in Jones Intercable, Inc. In January 2000, we acquired Lenfest Communications, Inc. and began consolidating the results of Comcast Cablevision of Garden State, L.P. In August 2000, we acquired Prime Communications LLC. On January 1, 2001 and December 31, 2000, we completed our cable systems exchanges with Adelphia Communications and AT&T Corp., respectively. The subscriber information as of December 31, 2000 excludes the effects of our exchanges with Adelphia and AT&T.

                           ---------------------------


     Competition

     Our cable communications systems compete with a number of different sources which provide news, information and entertainment programming to consumers, including:

          o    local   television   broadcast   stations  that  provide  off-air
               programming which can be received using a roof-top antenna and television set,

          o program distributors that transmit satellite signals containing video programming, data and other information to receiving dishes of varying sizes located on the subscriber's premises,

          o satellite master antenna television systems, commonly known as SMATV, which generally serve condominiums, apartment and office complexes and residential developments,

          o other operators who build and operate communications systems in the same communities that we serve,

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

     In order to compete effectively, we strive to provide, at a reasonable price to subscribers:

          o    superior technical performance,

          o    superior customer service,

          o    a greater variety of video programming, and

          o    new products and services.

     Federal law allows local telephone companies to provide, directly to subscribers, a wide variety of services that are competitive with our cable communications services. Some local telephone companies provide or plan to provide video services within and outside their telephone service areas through a variety of methods, including cable networks, satellite program distribution and wireless transmission facilities.

     A local telephone company, Ameritech, and facilities-based competitors such as RCN Corporation and Knology Holdings, Inc., among others, are now offering cable and other communications services in various areas where we hold franchises. We anticipate that facilities- based competitors will develop in other franchise areas that we serve.

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

     In the past few years,  Congress  has enacted  legislation  and the Federal
Communications Commission, commonly known as the FCC, has adopted regulatory policies intended to provide a more favorable operating environment for existing and new technologies that provide, or have the potential to provide, substantial competition to our cable communications systems. These technologies include direct broadcast satellite service, commonly known as DBS, among others. According to recent government and industry reports, conventional, medium and high-power satellites currently provide video programming to over 14.5 million individual households, condominiums, apartment and office complexes in the United States. DBS providers with high-power satellites typically offer to their subscribers more than 300 channels of programming, including programming services substantially similar to those provided by cable communications systems.

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

     Two major companies, DirecTV and Echostar, are currently offering nationwide high-power DBS services. Federal legislation establishes, among other things, a permanent compulsory copyright license that permits satellite carriers to retransmit local broadcast television signals to subscribers who reside inside the local television station's market. These companies are transmitting local broadcast signals in many markets which we serve. As a result, satellite carriers are more competitive to cable communications system operators like us because they offer programming which more closely resembles what we offer. These companies and others are also developing ways to bring advanced communications services to their customers. They are currently offering satellite-delivered high-speed Internet access services with a telephone return path and are beginning to provide true two-way interactivity. We are unable to predict the effects these competitive developments might have on our business and operations.

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

     Many of our cable communications systems are currently offering high-speed cable modem services to subscribers. These systems compete with a number of other companies, many of whom have substantial resources, such as:

          o    existing Internet service providers, commonly known as ISPs,

          o    local telephone companies, and

          o    long distance telephone companies.

     A number of companies, including telephone companies and ISP's, have asked local, state and federal governments to mandate that cable communications systems operators provide capacity on their broadband infrastructure so that these companies and others may deliver high-speed Internet access and interactive television services directly to customers over cable facilities.

     The deployment of Digital Subscriber Line technology, known as DSL, allows Internet access to subscribers at data transmission speeds equal to or greater than that of modems over conventional telephone lines. Numerous companies, including telephone companies, have introduced DSL service and certain telephone companies are seeking to provide high-speed broadband services without regard to present service boundaries and other regulatory restrictions. We are unable to predict the likelihood of success of competing online services offered by our competitors or what impact these competitive ventures may have on our business and operations.

     We expect advances in communications technology, as well as changes in the marketplace and the regulatory and legislative environment to occur in the future. We refer you to page 10 for a detailed discussion of legislative and regulatory factors. Other new technologies and services may develop and may compete with services that our cable communications systems offer. Consequently, we are unable to predict the effect that ongoing or future developments might have on our business and operations.

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

     Distribution Channels

     In the United States, QVC is transmitted live 24 hours a day, 7 days a week, to 62.7 million cable television homes. An additional 0.7 million cable television homes receive QVC on a less than full time basis and 14.5 million home satellite dish users receive QVC programming. The QVC program schedule consists of one-hour and multi-hour program segments. Each program theme is devoted to a particular category of product or lifestyle. From time to time, special program segments are devoted to merchandise associated with a particular celebrity, event, geographical region or seasonal interest.

     QVC sells products by means of electronic media in Germany and the United Kingdom. In the UK, this service currently reaches over 8.9 million cable television and home satellite dish-served homes. In Germany, this service currently is available to over 22.6 million cable television and home satellite dish-served homes. However, we estimate that only 9.5 million homes in Germany have programmed their television sets to receive this service.

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

     Program Distributors

     QVC has entered into affiliation agreements with video program distributors in the US to carry QVC programming. Generally, there are no charges to the programming distributors for the distribution of QVC. In return for carrying QVC, each programming distributor receives an allocated portion, based upon market share, of up to five percent of the net sales of merchandise sold to customers located in the programming distributor's service area. QVC has entered into multi-year affiliation agreements with various cable and satellite system operators for carriage of QVC programming. The terms of most affiliation agreements are automatically renewable for one-year terms unless terminated by either party on at least 90 days notice prior to the end of the term. Most of the affiliation agreements provide for the programming distributor to broadcast commercials regarding QVC on other channels and to distribute QVC's advertising material to subscribers. As of December 31, 2000, 9.5% of the total homes reached by QVC were attributable to QVC's affiliation agreements with us and 20.0% with AT&T's Liberty Media Group, the owner of a 43% interest in QVC, and their respective affiliated companies.

     QVC's business depends on its affiliation with programming distributors for the transmission of QVC programming. If a significant number of homes are no longer served because of termination or non-renewal of affiliation agreements, our financial results could be adversely affected. QVC has incentive programs to induce programming distributors to enter into or extend affiliation agreements or to increase the number of homes under existing affiliation agreements. These incentives include various forms of marketing, carriage and launch support. QVC will continue to recruit additional programming distributors and seek to enlarge its audience.

     Competition

     QVC operates in a highly competitive environment. As a general merchandise retailer, QVC competes for consumer expenditures with the entire retail industry, including department, discount, warehouse and specialty stores, mail order and other direct sellers, shopping center and mall tenants and conventional retail stores. On television, QVC competes with other programs for channel space and viewer loyalty against similar electronic retailing programming, as well as against alternative programming supplied by other sources, including news, public affairs, entertainment and sports programmers. The use of digital compression provides programming distributors with greater channel capacity. While greater channel capacity increases the opportunity for QVC to be distributed, it also may adversely impact on QVC's ability to compete for television viewers to the extent it results in higher channel position, in placement of QVC in separate programming tiers, or in the addition of competitive channels.

Content

     We have made investments in cable television networks and other programming-related enterprises as a means of generating additional revenues and subscriber interest. Our programming investments as of December 31, 2000 include:

                                                                                             Ownership
Investment                                           Description                            Percentage
------------------------      ----------------------------------------------------------    -----------
Comcast Spectacor             Live sporting events, concerts and other events                   66.0%
Comcast SportsNet             Regional sports programming and events                            53.1%
E! Entertainment              Entertainment-related news and original programming               39.7%
Style                         Fashion-related programming                                       39.7%
CN8-The Comcast Network       Regional and local programming                                   100.0%
Comcast Sports Southeast      Regional sports programming and events                            72.4%
The Golf Channel              Golf-related programming                                          60.3%
Outdoor Life                  Outdoor activities                                                16.8%
Speedvision                   Automotive, marine and aviation                                   14.5%
The Sunshine Network          Regional sports and public affairs                                15.6%
In Demand                     Pay-per-view programming                                          11.1%
Home Team Sports              Regional sports programming and events                              (a)

(a) The Company acquired 100% of Home Team Sports in February 2001. Home Team Sports is a regional sports programming network which provides sports related programming, including the Baltimore Orioles MLB baseball team, the Washington Wizards NBA basketball team, the Washington Capitals NHL hockey team and the Carolina Hurricanes NHL hockey team. Home Team Sports serves approximately 4.8 million subscribers in the Mid-Atlantic region.

                           ---------------------------


Consolidated Programming Investments

     Comcast Spectacor

     Comcast Spectacor is our family of businesses that perform and/or host live sporting events, concerts and other special events. Comcast Spectacor consists principally of the Philadelphia Flyers NHL Hockey Team, the Philadelphia 76ers NBA Basketball Team, two large multi-purpose arenas in Philadelphia and Comcast SportsNet, our regional sports programming network.

     Comcast SportsNet

     Comcast SportsNet is a 24-hour regional sports programming network which provides sports-related programming, including the Philadelphia Flyers NHL hockey team, the Philadelphia 76ers NBA basketball team and the Philadelphia Phillies MLB baseball team to approximately 2.7 million subscribers in the Philadelphia region. Comcast SportsNet is delivered to affiliates terrestrially.

     E! Entertainment

     E! Entertainment is a 24-hour network with programming dedicated to the world of entertainment. Programming formats include behind-the-scenes specials, original movies and series, news, talk shows and comprehensive coverage of entertainment industry awards shows and film festivals worldwide. The network has approximately 67 million subscribers.

     Style

     Style, an affiliate of E! Entertainment, is our 24-hour cable network dedicated to fashion, home design, beauty, health, fitness and more, with distribution to approximately 10 million subscribers. We launched Style in October 1998.

     CN8-The Comcast Network

     CN8-The Comcast Network, our regional programming service is delivered to approximately 3.9 million cable subscribers in Pennsylvania, New Jersey, Delaware and Maryland. CN8 provides original programming, including local and regional news and public affairs, regional sports, health, cooking and family-oriented programming. We intend to continue to introduce similar programming in other areas we serve.

     Comcast Sports Southeast

     Comcast Sports Southeast ("CSS") was created in September 1999. CSS is delivered to approximately 2.0 million cable subscribers primarily in Alabama, Arkansas, Florida, Georgia, Kentucky, Louisiana, Mississippi, North Carolina, South Carolina and Tennessee. CSS is a satellite-delivered service that provides original sports programming and sports news geared toward the Southeast.

Other Programming Investments

     The Golf Channel

     The Golf Channel is a 24-hour network devoted exclusively to golf programming with distribution to approximately 37 million subscribers. The programming schedule includes live tournaments, golf instruction programs and golf news.

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

     The Sunshine Network

     The Sunshine Network is a regional sports and public affairs network, which focuses its programming specifically on teams, events and programs from Florida. Programming rights include over 20 local teams and properties, including the Orlando Magic and Miami Heat NBA basketball teams and the Tampa Bay Lightning NHL hockey team.

     In Demand

     In  Demand  is  the  brand-name  of  a  cable  operator-controlled   buying
cooperative for pay-per-view programming.

                           ---------------------------

                           LEGISLATION AND REGULATION

Cable

     The Communications Act of 1934, as amended, establishes a national policy to regulate the development and operation of cable communications systems. The Communications Act allocates responsibility for enforcing federal policies among the FCC, state and local governmental authorities. The courts, especially the federal courts, play an important oversight role as these statutory and regulatory provisions are interpreted and enforced by the various federal, state and local governmental units.

     We expect that court actions and regulatory proceedings will continue to refine the rights and obligations of various parties, including the government, under the Communications Act. The results of these judicial and administrative proceedings may materially affect our business operations. In the following paragraphs, we summarize the principal federal laws and regulations materially affecting the growth and operation of the cable communications industry. We also provide a brief description of certain state and local laws applicable to our businesses.

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

     Content Requirements

     The Communications Act and the FCC's regulations contain broadcast signal carriage requirements that allow certain local commercial television broadcast stations:

          o to elect once every three years to require a cable communications system to carry the station, subject to certain exceptions, or

          o    to  negotiate  with us on the terms by which we carry the station
               on   our   cable   communications    system,    commonly   called
               retransmission consent.

     The Communications Act and the FCC's regulations require a cable operator to devote up to one-third of its activated channel capacity for the mandatory carriage of local commercial television stations. The Communi- cations Act also gives local non-commercial television stations mandatory carriage rights; however, such stations are not given the option to negotiate retransmission consent for the carriage of their signals by cable systems. Additionally, cable systems must obtain retransmission consent for:

          o    all  "distant"   commercial   television   stations  (except  for
               commercial satellite-delivered independent "superstations" such as WGN),

          o    commercial radio stations, and

          o    certain low-power television stations.

     The FCC recently adopted regulations which require us to carry the signals of local digital-only broadcast stations (both commercial and non-commercial) and the digital signals of those local broadcast stations that return their analog spectrum to the government and convert to a digital broadcast format. The FCC's rules give the digital- only broadcast stations the discretion to elect whether the operator will carry the station's signal in a digital or converted analog format and to tie the carriage of their digital signals with the carriage of their analog signals as a retransmission consent condition. We are unable to predict the ultimate outcome of this proceeding or the impact any new carriage requirements might have on the operations of our cable systems.

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

     The FCC has concluded that the program access rules do not apply to certain terrestrially-delivered programming, such as Comcast SportsNet. The FCC decision is currently under appeal.

     The Communications Act contains restrictions on the transmission by cable operators of obscene or indecent programming. The Communications Act requires the cable operator, upon the request of the subscriber, to scramble or otherwise fully block any channel the subscriber does not wish to receive. A three-judge federal district court determined that certain restrictions on channels primarily dedicated to sexually oriented programming were unconstitutional. The United States Supreme Court recently affirmed the lower court's ruling.

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

     Use of Our Cable Systems by The Government and Unrelated Third Parties

     The Communications Act allows franchising authorities and unrelated third parties to have access to our cable systems' channel capacity. For example, it:

          o permits franchising authorities to require cable operators to set aside channels for public, educational and governmental access programming, and

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

     Recently, a number of companies, including telephone companies and ISPs have asked local, state and federal governments to mandate that cable communications systems operators provide capacity on their broadband infrastructure so that these companies and others may deliver high-speed Internet access and interactive television services directly to customers over cable facilities. Some cable operators, including us, have initiated litigation challenging municipal efforts to unilaterally impose so-called "open access" requirements. The few court decisions dealing with this issue have been inconsistent. The FCC recently initiated a regulatory proceeding to consider "open access" and related regulatory issues and, in connection with its review of the recent AOL-Time Warner merger, imposed, together with the Federal Trade Commission, "open access," technical performance and other requirements related to the merged company's Internet and Instant Messaging platforms. Whether the policy framework reflected in these agencies' merger reviews will be imposed on an industry- wide basis is uncertain. We cannot predict the ultimate outcome of this administrative proceeding or the impact of any new access requirements on the operation of our cable systems.

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

               o imposing requirements during the initial cable franchising process or during franchise renewal that require, prohibit or restrict us from providing telecom- munications services,

               o imposing franchise fees on revenues we derive from providing telecommunications services over our cable systems, or

               o restricting our use of any type of subscriber equipment or transmission technology, and

          o limits our payment of franchise fees to the local franchising authority to 5% of our gross revenues derived from providing cable services over our cable system.

     The Communications Act contains procedures designed to protect us against arbitrary denials of the renewal of our franchises, although a franchising authority under various conditions can deny us a franchise renewal. Moreover, even if our franchise is renewed, the franchising authority may seek to impose upon us new and more onerous requirements such as significant upgrades in facilities and services or increased franchise fees as a condition of renewal. Similarly, if a franchising authority's consent is required for the purchase or sale of our cable system or franchise, the franchising authority may attempt to impose more burdensome or onerous franchise requirements on us in connection with a request for such consent. Historically, cable operators providing satisfactory services to their subscribers and complying with the terms of their franchises have typically obtained franchise renewals. We believe that we have generally met the terms of our franchise agreements and have provided quality levels of service. We anticipate that our future franchise renewal prospects generally will be favorable.

     Various courts have considered whether franchising authorities have the legal right to limit the number of franchises awarded within a community and to impose certain substantive franchise requirements (e.g. access channels, universal service and other technical requirements). These decisions have been inconsistent and, until the United States Supreme Court rules definitively on the scope of cable operators' constitu- tional and statutory protections, the legality of the franchising process generally and of various specific franchise requirements is likely to be in a state of flux.

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

     The Communications Act also authorizes the FCC to impose nationwide limits on the number of subscribers under the control of a cable operator and on the number of channels that can be occupied on a cable system by video programmers in which the cable operator has an attributable ownership interest. The FCC has adopted cable ownership regulations and established:

          o    a 30% nationwide subscriber ownership limit,

          o    subscriber ownership information reporting requirements, and

          o attribution rules that identify when the ownership or management by us or third parties of other communications businesses, including cable systems, television broadcast stations and local telephone companies, may be imputed to us for purposes of determining our compliance with the FCC's ownership restrictions.

Although a federal appellate court rejected constitutional challenges to the statutory ownership limitations and the United States Supreme Court recently declined to review that case, an appeal challenging the FCC's adoption of its cable ownership regulations is currently pending in federal court. We are unable to predict the outcome of this judicial proceeding or the impact any ownership restrictions might have on our business and operations.

     The Communications Act eliminated the statutory prohibition on the common ownership, operation or control of a cable system and a television broadcast station in the same market. While the FCC has eliminated its regulations which precluded the cross-ownership of a national broadcasting network and a cable system, it has retained other regulations which prohibit the common ownership of other broadcasting interests and cable systems in the same geographical areas.

     The 1996 amendments to the Communications Act made far-reaching changes in the relationship between local telephone companies and cable service providers. These amendments:

          o eliminated federal legal barriers to competition in the local telephone and cable communications businesses, including allowing local telephone companies to offer video services in their local telephone service areas,

          o preempted state and local laws and regulations which impose barriers to telecommunications competition,

          o set basic standards for relationships between telecommunications providers, and

          o generally limited acquisitions and prohibited certain joint ventures between local telephone companies and cable operators in the same market.

     Local telephone companies may provide service as traditional cable operators with local franchises or they may opt to provide their programming over unfranchised "open video systems," subject to certain conditions, including, but not limited to, setting aside a portion of their channel capacity for use by unaffiliated program distributors on a non-discriminatory basis. A federal appellate court overturned various parts of the FCC's open video rules, including the FCC's preemption of local franchising requirements for open video operators. The FCC has modified its open video rules to comply with the federal court's decision. We are unable to predict the impact these rule modifications may have on our business and operations.

     Pole Attachment Regulation

     The Communications Act requires the FCC to regulate the rates, terms and conditions imposed by public utilities for cable systems' use of utility pole and conduit space unless state authorities demonstrate to the FCC that they adequately regulate pole attachment rates, as is the case in certain states in which we operate. In the absence of state regulation, the FCC administers pole attachment rates on a formula basis. The FCC's original rate formula governs the maximum rate certain utilities may charge for attachments to their poles and conduit by cable operators providing only cable services. The FCC also adopted a second rate formula that became effective in February 2001 and governs the maximum rate certain utilities may charge for attachments to their poles and conduit by companies providing telecommunications services, including cable operators.

     Any resulting increase in attachment rates due to the FCC's new rate formula will be phased in over a five-year period in equal annual increments, beginning in February 2001. Several parties have requested the FCC to reconsider its new regulations and several parties challenged the new rules in court. A federal appellate court upheld the constitutionality of the new statutory provision which requires that utilities provide cable systems and telecommunications carriers with nondiscriminatory access to any pole, conduit or right-of-way controlled by the utility. However, the same court determined in a separate case that the FCC did not have authority to regulate the rates, terms and conditions of cable operators' pole attachments that are simultaneously used to provide high-speed Internet access and cable services. Based upon this decision, a number of companies that control utility poles in areas served by us have already announced and unilaterally implemented significant changes in contract terms and increases in the rates charged for cable pole attachments. We have joined in several complaints filed at the FCC by various state cable associations challenging certain utilities' rate increases and the unilateral imposition of new contract terms. Although the adverse appellate court decision has been stayed pending review by the United States Supreme Court, if the decision is not reversed, the contract terms imposed by utilities on cable operators for pole attachments will likely be more onerous. We are unable to predict the outcome of the legal challenge to the FCC's new regulations or the ultimate impact any revised FCC rate formula, any new pole attachment rate regulations or any elimination or modification of the FCC's regulatory authority might have on our business and operations.

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

     Our cable communications systems often utilize music in the programs we provide to subscribers including local advertising, local origination programming and pay-per-view events. The right to use this music is controlled by music performing rights organizations who negotiate on behalf of their members for license fees covering each performance. The cable industry and one of these organizations have agreed upon a standard licensing agreement covering the performance of music contained in programs originated by cable operators and in pay-per-view events. Negotiations on a similar licensing agreement are in process with another music performing rights organization. Rate courts established by a federal court exist to determine appropriate copyright coverage and payments in the event the parties fail to reach a negotiated settlement. We are unable to predict the outcome of these proceedings or the amount of any license fees we may be required to pay for the use of music. We do not believe that the amount of such fees will be significant to our financial position, results of operations or liquidity.

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

                                    EMPLOYEES

     As of December 31, 2000, we had approximately 35,000 employees. Of these employees, approximately 18,000 were associated with cable communications, approximately 11,000 were associated with commerce and approximately 6,000 were associated with other divisions. We believe that our relationships with our employees are good.

ITEM 2 PROPERTIES

     Cable

     A central receiving apparatus, distribution cables, servers, analog and digital converters, cable modems, customer service call centers and local business offices are the principal physical assets of a cable communications system. We own or lease the receiving and distribution equipment of each system and own or lease parcels of real property for the receiving sites, customer service call centers and local business offices. In order to keep pace with technological advances, we are maintaining, periodically upgrading and rebuilding the physical components of our cable communications systems.

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

     Content

     Two large multi-purpose arenas, television studios and business offices are the principal physical assets of our content operations. We own the arenas and own or lease the television studios and business offices of our content operations.

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

ITEM 4A EXECUTIVE OFFICERS OF THE REGISTRANT

     The current term of office of each of our officers expires at the first meeting of our Board of Directors following the next Annual Meeting of Shareholders, presently scheduled to be held in June 2001, or as soon thereafter as each of their successors is elected and qualified. The following table sets forth certain information concerning our executive officers, including their ages, positions and tenure as of December 31, 2000:

                             Officer
Name                  Age     Since         Position with Comcast
------------------   -----   ------     --------------------------------------------------
Ralph J. Roberts      80      1969      Chairman of the Board of Directors; Director
Julian A. Brodsky     67      1969      Vice Chairman of the Board of Directors; Director
Brian L. Roberts      41      1986      President; Director
Lawrence S. Smith     53      1988      Executive Vice President
John R. Alchin        52      1990      Executive Vice President; Treasurer
Stanley L. Wang       60      1981      Executive Vice President - Law and Administration
Lawrence J. Salva     44      2000      Senior Vice President

                              --------------------

     Ralph J. Roberts has served as a Director and as our Chairman of the Board of Directors for more than five years. Mr. Roberts devotes a major portion of his time to our business and affairs. Mr. Roberts has been the President and a Director of Sural Corporation ("Sural"), a privately-held investment company and our controlling shareholder, for more than five years. Mr. Roberts also presently serves as a Director of Comcast Cable Communications, Inc. Mr. Roberts is the father of Brian L. Roberts.

     Julian A. Brodsky has served as a Director and as our Vice Chairman of the Board of Directors for more than five years. Mr. Brodsky devotes a major portion of his time to our business and affairs. Mr. Brodsky presently serves as the Treasurer and as a Director of Sural. Mr. Brodsky is also a Director of RBB Fund, Inc. and NDS Group plc.

     Brian L. Roberts has served as our President and as a Director for more than five years. Mr. Roberts devotes a major portion of his time to our business and affairs. Mr. Roberts presently serves as Vice President and as a Director of Sural. As of December 31, 2000, our shares owned by Sural constituted approximately 87% of the voting power of the two classes of our voting common stock combined. Mr. Roberts has sole voting power over stock representing a majority of voting power of all Sural stock and, therefore, has voting control over Comcast. Mr. Roberts is our Principal Executive Officer. Mr. Roberts also presently serves as a Director of Comcast Cable Communications, Inc. and The Bank of New York. Mr. Roberts is a son of Ralph J. Roberts.

     Lawrence S. Smith has served as an Executive Vice President for more than five years. For more than five years prior to January 2000, Mr. Smith served as our Principal Accounting Officer. Mr. Smith also presently serves as a Director of Comcast Cable Communications, Inc.

     John R. Alchin was named an Executive Vice President in February 2000. Prior to that time, Mr. Alchin served as our Treasurer and as a Senior Vice President for more than five years. Mr. Alchin is our Principal Financial Officer.

     Stanley L. Wang was named Executive Vice President - Law and Administration in February 2000. Prior to that time, Mr. Wang served as a Senior Vice President and as our Secretary and General Counsel for more than five years. Mr. Wang also presently serves as a Director of Comcast Cable Communications, Inc.

     Lawrence J. Salva joined the Company in January 2000 as Senior Vice President and Chief Accounting Officer. Prior to that time, Mr. Salva was a national accounting consulting partner in the public accounting firm of PricewaterhouseCoopers for more than five years. Mr. Salva has served as our Principal Accounting Officer since January 2000.

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

                                                             Class A
                                                             Special                          Class A
                                                   -------------------------------------------------------------
                                                       High            Low              High            Low
                                                   -------------   -----------      -------------   ------------
2000
First Quarter......................................    $54  9/16     $38  5/16         $51   7/16      $36   1/4
Second Quarter.....................................     44  3/16      29   3/4          41    3/4       29   3/4
Third Quarter......................................     41  1/16      31  1/16          40  11/16       30   3/4
Fourth Quarter.....................................     43 15/16      34                43  15/16       33   7/8

1999
First Quarter......................................    $38  9/16     $29   5/8         $37  11/32      $28 15/16
Second Quarter.....................................     42            29  7/16          39  11/16       28   3/8
Third Quarter......................................     41  9/16      32   5/8          38   9/16       29  7/16
Fourth Quarter.....................................     56   1/2      35 11/16          53    1/8       32  1/16

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

     As of December 31, 2000, there were 4,066 record holders of our Class A Special Common Stock, 1,597 record holders of our Class A Common Stock and one record holder of our Class B Common Stock.

ITEM 6 SELECTED FINANCIAL DATA

                                                                     Year Ended December 31,
                                                       2000(1)      1999(1)      1998(1)       1997       1996
                                                   -------------------------------------------------------------
                                                              (Dollars in millions, except per share data)
                                                            -------------------------------------------------
Statement of Operations Data:
Revenues (2).......................................   $8,218.6     $6,529.2     $5,419.0    $4,700.4   $3,813.8
Operating (loss) income............................     (161.0)       664.0        557.1       466.6      465.9
Income (loss) from continuing operations before
     extraordinary items...........................    2,045.1        780.9      1,007.7      (182.9)      (6.4)
Discontinued operations (3)........................                   335.8        (31.4)      (25.6)     (46.1)
Extraordinary items................................      (23.6)       (51.0)        (4.2)      (30.2)      (1.0)
Net income (loss)..................................    2,021.5      1,065.7        972.1      (238.7)     (53.5)
Basic earnings (loss) for common stockholders
  per common share (4)
     Income (loss) from continuing operations
        before extraordinary items.................      $2.27        $1.00        $1.34       ($.29)     ($.01)
     Discontinued operations (3)...................                     .45         (.04)       (.04)      (.10)
     Extraordinary items...........................       (.03)        (.07)        (.01)       (.04)
                                                   -----------   ----------   ----------  ---------- ----------
     Net income (loss).............................      $2.24        $1.38        $1.29       ($.37)     ($.11)
                                                   ===========   ==========   ==========  ========== ==========
Diluted earnings (loss) for common
  stockholders per common share (4)
     Income (loss) from continuing operations
        before extraordinary items.................      $2.16         $.95        $1.25       ($.29)     ($.01)
     Discontinued operations (3)...................                     .41         (.03)       (.04)      (.10)
     Extraordinary items...........................       (.03)        (.06)        (.01)       (.04)
                                                   -----------   ----------   ----------  ---------- ----------
     Net income (loss).............................      $2.13        $1.30        $1.21       ($.37)     ($.11)
                                                   ===========   ==========   ==========  ========== ==========
Cash dividends declared per common share (4).......                               $.0467      $.0467     $.0467
Balance Sheet Data (at year end):
Total assets.......................................  $35,744.5    $28,685.6    $14,710.5   $11,234.3  $10,660.4
Working capital (deficit)..........................    1,102.2      4,226.3      2,497.0        13.6      (12.6)
Long-term debt (5).................................   10,517.4      8,707.2      5,464.2     5,334.1    5,998.3
Stockholders' equity...............................   14,086.4     10,341.3      3,815.3     1,646.5      551.6
Supplementary Financial Data:
Operating income before depreciation and
     amortization (6)..............................   $2,470.3     $1,880.0     $1,496.7    $1,293.1   $1,047.0
Net cash provided by (used in) (7).................
     Operating activities..........................    1,219.3      1,249.4      1,067.7       844.6      644.5
     Financing activities..........................     (271.4)     1,341.4        809.2       283.9      (88.0)
     Investing activities..........................   (1,218.6)    (2,539.3)    (1,415.3)   (1,045.8)    (749.5)
----------

(1) You should see "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of this Annual Report for a discussion of events which affect the comparability of the information reflected in this financial data.
(2) We have adjusted these amounts in accordance with Emerging Issues Task Force No. 00-10, "Accounting for Shipping and Handling Fees and Costs" (see
     Note 2 to our consolidated financial statements in Item 8 of this Annual Report).
(3) In July 1999, we sold Comcast Cellular Corporation to SBC Communications, Inc. Comcast Cellular is presented as a discontinued operation for all periods presented (see Note 3 to our consolidated financial statements in Item 8 of this Annual Report).
(4) We have adjusted these for our two-for-one stock split in the form of a 100% stock dividend in May 1999 (see Note 6 to our consolidated financial statements in Item 8 of this Annual Report).
(5) Includes a $666.0 million adjustment to carrying value at December 31, 1999 (see Note 5 to our consolidated financial statements in Item 8 of this Annual Report).


(6) Operating income before depreciation and amortization is commonly referred to in our businesses as "operating cash flow." Operating cash flow is a measure of a company's ability to generate cash to service its obligations, including debt service obligations, and to finance capital and other expenditures. In part due to the capital intensive nature of our businesses and the resulting significant level of non-cash depreciation and amortization expense, operating cash flow is frequently used as one of the bases for comparing businesses in our industries, although our measure of operating cash flow may not be comparable to similarly titled measures of other companies. Operating cash flow is the primary basis used by our management to measure the operating performance of our businesses. Operating cash flow does not purport to represent net income or net cash provided by operating activities, as those terms are defined under generally accepted accounting principles, and should not be considered as an alternative to those measurements as an indicator of our performance.
(7) This represents net cash provided by (used in) operating activities, financing activities and investing activities as presented in our consolidated statement of cash flows which is included in Item 8 of this Annual Report.

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

     We have acquired and we anticipate acquiring cable communications systems in new communities in which we do not have established relationships with the franchising authority, community leaders and cable subscribers. Further, a substantial number of new employees are being and must continue to be integrated into our business practices and operations. Our previously announced cable systems exchanges with AT&T Corp. ("AT&T") and Adelphia Communications ("Adelphia") closed on December 31, 2000 and January 1, 2001, respectively. Our previously announced cable systems acquisition from AT&T, which is subject to customary closing conditions and regulatory approvals, is expected to close by the end of the second quarter of 2001. Our results of operations may be significantly affected by our ability to efficiently and effectively manage these changes.

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

     We believe that we will be able to meet our current and long-term liquidity and capital requirements, including fixed charges, through our cash flows from operating activities, existing cash, cash equivalents and investments, and through available borrowings under our existing credit facilities.

     Cash, Cash Equivalents and Short-term Investments

     We  have  traditionally   maintained   significant  levels  of  cash,  cash
equivalents and short-term investments to meet our short-term liquidity requirements. Our cash equivalents and short-term investments are recorded at fair value. Cash, cash equivalents and short-term investments as of December 31, 2000 were $3.711 billion, substantially all of which is unrestricted. See Note 4 to our consolidated financial statements included in Item 8.

     Capital Expenditures

     During  2001,  we expect to incur  approximately  $1.65  billion of capital
expenditures  in  our  cable,   commerce  and  content   businesses,   including
approximately $1.45 billion for our cable operations.

     Cable

     We expect our 2001 cable capital expenditures will include approximately $550 million for the upgrading and rebuilding of certain of our cable communications systems, approximately $550 million for the deployment of cable modems, digital converters and new service offerings, and the remainder for recurring capital projects.

     The amount of such capital expenditures for years subsequent to 2001 will depend on numerous factors, some of which are beyond our control including:

          o    competition,

          o    cable system capacity of newly acquired systems, and

          o    the timing and rate of deployment of new services.

     National manufacturers are the primary source of supplies, equipment and materials utilized in the construction, rebuild and upgrade of our cable communications systems. Costs have increased during recent years and are expected to continue to increase as a result of the need to construct increasingly complex systems, overall demand for labor and other factors. Future increases in such costs may be significant to our financial position, results of operations and liquidity.

     Commerce

     During 2001, we expect to incur approximately $150 million for our majority-owned electronic retailing subsidiary, QVC, Inc. ("QVC"), primarily for the upgrading of QVC's warehousing facilities, distribution facilities and information systems.

     New Business Initiatives

     During 2001, we expect to incur $275 million to $325 million of capital expenditures in our new business initiatives primarily for the construction of our domestic wireline business and the construction of our international wireless operations. The amount of such capital expenditures for 2001 will depend on the timing and rate at which we elect to deploy resources in the targeted service areas.

     We anticipate capital expenditures for years subsequent to 2001 will continue to be significant. As of December 31, 2000, we do not have any significant contractual obligations for capital expenditures.

     Financing

     See Notes 5 and 6 to our consolidated financial statements included in Item 8.

     The $1.587 billion increase in our long-term debt, including current portion, results principally from the $2.146 billion of aggregate debt that we assumed in connection with our acquisitions of Lenfest Communications, Inc. ("Lenfest") in January 2000 and Prime Communications LLC ("Prime") in August 2000 (see Notes 3 and 5 to our consolidated financial statements included in Item 8), $107.0 million of borrowings, net of retirements and repayments, and the $666.0 million reduction to the carrying value of our 2.0% Exchangeable Subordinated Debentures due 2029 (the "ZONES") during the year ended December 31, 2000 (see Note 5 to our consolidated financial statements included in Item
8).

     As of December 31, 2000 and 1999, our long-term debt, including current portion, was $10.811 billion and $9.225 billion, respectively. Excluding the effects of interest rate risk management instruments, 28.5% and 25.4% of our long-term debt as of December 31, 2000 and 1999, respectively, was at variable rates.

     In January 2001, our indirect wholly owned subsidiary, Comcast Cable Communications, Inc. ("Comcast Cable") sold an aggregate of $1.5 billion of public debt consisting of $500.0 million of 6.375% Senior Notes due 2006 and $1.0 billion of 6.75% Senior Notes due 2011. In January 2001, we issued an additional $192.8 million principal amount at maturity of our Zero Coupon Convertible Debentures due 2020 (the "Zero Coupon Debentures" - see Note 5 to our consolidated financial statements included in Item 8). We used substantially all of the net proceeds from the offerings to repay a portion of the amounts outstanding under Comcast Cable's commercial paper program and bank credit facility. After giving effect to these subsequent transactions, and excluding the effects of interest rate risk management instruments, 13.5% of our long-term debt was at variable rates.

     We have, and may from time to time in the future, depending on certain factors including market conditions, make optional repayments on our debt obligations, which may include open market repurchases of our outstanding public notes and debentures.

     Interest Rate Risk Management

     We are exposed to the market risk of adverse changes in interest rates. To manage the volatility relating to these exposures, we maintain a mix of fixed and variable rate debt and enter into various derivative transactions pursuant to our policies. Positions are monitored using techniques including market value and sensitivity analyses. We do not hold or issue any derivative financial instruments for trading purposes and are not a party to leveraged instruments. The credit risks associated with our derivative financial instruments are controlled through the evaluation and monitoring of the creditworthiness of the counterparties. Although we may be exposed to losses in the event of nonperformance by the counterparties, we do not expect such losses, if any, to be significant.

     Using interest rate exchange agreements ("Swaps"), we agree to exchange, at specified intervals, the difference between fixed and variable interest amounts calculated by reference to an agreed-upon notional principal amount. Interest rate cap agreements ("Caps") are used to lock in a maximum interest rate should variable rates rise, but enable us to otherwise pay lower market rates. Interest rate collar agreements ("Collars") limit our exposure to and benefits from interest rate fluctuations on variable rate debt to within a certain range of rates.

     The table set forth below summarizes the fair values and contract terms of financial instruments subject to interest rate risk maintained by us as of December 31, 2000 (dollars in millions):

                                                                                                                  Fair
                                                                 Expected Maturity Date                         Value at
                                          2001      2002      2003     2004      2005     Thereafter    Total   12/31/00
                                          ----      ----      ----     ----      ----     ----------    -----   --------
Debt
Fixed Rate..........................    $107.9    $208.6      $7.9   $308.6    $705.9      $6,386.2  $7,725.1   $7,165.3
   Average Interest Rate............     10.2%      9.6%      8.0%     8.1%      8.3%          5.3%      5.9%

Variable Rate.......................    $186.0    $239.4     $61.3     $0.1  $2,597.6          $1.8  $3,086.2   $3,086.2
   Average Interest Rate............      6.8%      6.4%      6.4%     7.9%      6.8%          7.9%      6.8%

Interest Rate Instruments
Variable to Fixed Swaps.............    $197.5    $143.5     $36.7                                     $377.7       $3.7
   Average Pay Rate.................      5.5%      4.9%      4.9%                                       5.2%
   Average Receive Rate.............      6.4%      6.0%      6.0%                                       6.2%
Fixed to Variable Swaps.............                                 $300.0                  $150.0    $450.0       $3.2
   Average Pay Rate.................                                   7.5%                    7.9%      7.7%
   Average Receive Rate.............                                   8.1%                    8.3%      8.2%

                                            ---------------------------

     The notional amounts of interest rate instruments, as presented in the table above, are used to measure interest to be paid or received and do not represent the amount of exposure to credit loss. The estimated fair value approximates the proceeds (costs) to settle the outstanding contracts. Interest rates on variable debt are estimated by us using the average implied forward London Interbank Offer Rate ("LIBOR") rates for the year of maturity based on the yield curve in effect at December 31, 2000, plus the borrowing margin in effect for each credit facility at December 31, 2000. Average receive rates on the Variable to Fixed Swaps are estimated by us using the average implied forward LIBOR rates for the year of maturity based on the yield curve in effect at December 31, 2000. While Swaps, Caps and Collars represent an integral part of our interest rate risk management program, their incremental effect on interest expense for the years ended December 31, 2000, 1999 and 1998 was not significant.

     Equity Price Risk Management

     During the year ended December 31, 1999, we entered into cashless collar agreements (the "Equity Collars") covering $1.365 billion notional amount of investment securities which were accounted for at fair value. The Equity Collars limit our exposure to and benefits from price fluctuations in the underlying equity securities. The Equity Collars mature between 2001 and 2003. As we have accounted for the Equity Collars as a hedge, changes in the value of the Equity Collars were substantially offset by changes in the value of the underlying investment securities which were also marked- to-market through accumulated other comprehensive income in our consolidated balance sheet.
     We adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended, on January 1, 2001, as required by the new statement. We refer you to page 29 for a discussion of the expected impact the adoption of the new statement will have on our consolidated financial position and results of operations.

Statement of Cash Flows

     Cash and cash equivalents decreased $270.7 million as of December 31, 2000 from December 31, 1999. The decrease in cash and cash equivalents resulted from cash flows from operating, financing and investing activities as explained below.

     Net cash provided by operating activities from continuing operations amounted to $1.219 billion for the year ended December 31, 2000 due principally to our operating income before depreciation and amortization (see "Results of Operations"), offset by changes in working capital as a result of the timing of receipts and disbursements and the effects of net interest and current income tax expense.

     Net cash used in financing activities from continuing operations, which includes borrowings and repayments of debt, as well as the issuances and repurchases of our equity securities, was $271.4 million for the year ended December 31, 2000. During the year ended December 31, 2000, we borrowed $5.435 billion, consisting of $2.150 billion of borrowings under Comcast Cable's commercial paper program, $2.283 billion of borrowings under subsidiary revolving lines of credit and $1.002 billion through the issuance of our $1.285 billion principal amount at maturity of Zero Coupon Debentures. During the year ended December 31, 2000, we repaid $5.357 billion of our long-term debt, consisting primarily of $3.861 billion of repayments on certain of our revolving credit facilities, $826.7 million of repayments under Comcast Cable's commercial paper program and $615.7 million of aggregate repurchases of various of our senior notes and of our senior subordinated debentures. In addition, during the year ended December 31, 2000, we received proceeds of $30.5 million related to issuances of our common stock and the sale of put options on our common stock, we repurchased $324.9 million of our common stock, and we incurred $55.8 million of deferred financing costs.

     Net cash used in investing activities from continuing operations was $1.219 billion for the year ended December 31, 2000. Net cash used in investing activities includes the effects of acquisitions, net of cash acquired, of $187.3 million, consisting of our acquisition of certain cable communications systems, investments of $1.011 billion, capital expenditures of $1.637 billion and additions to deferred charges of $409.2 million, offset by net proceeds from sales of short-term investments of $1.028 billion and proceeds from sales of investments of $997.3 million.

Results of Operations

     The effects of our recent acquisitions were to increase our revenues and expenses, resulting in increases in our operating income before depreciation and amortization. The increases in our property and equipment, deferred charges and long-term debt (see Notes 5 and 8 to our consolidated financial statements included in Item 8) and the corresponding increases in depreciation expense, amortization expense and interest expense from 1999 to 2000 and from 1998 to 1999 are primarily due to the effects of our acquisitions of Jones Intercable, Inc. ("Jones Intercable"), Lenfest and Prime in April 1999, January 2000 and August 2000, respectively, as well as our increased levels of capital expenditures.

     During 2001, we expect to incur $110 million to $150 million of operating losses before depreciation and amortization, primarily in connection with the expansion of our new domestic wireline and international wireless business initiatives. The amount of such operating losses will depend on the timing and rate at which we elect to deploy resources in the targeted service areas.

     Our depreciation expense and amortization expense for years subsequent to 2000 will increase significantly as a result of our cable systems exchanges with AT&T and Adelphia which closed on December 31, 2000 and January 1, 2001, respectively.

     Our summarized consolidated financial information for the three years ended December 31, 2000 is as follows (dollars in millions, "NM" denotes percentage is not meaningful):

                                                                       Year Ended
                                                                      December 31,        Increase/(Decrease)
                                                                    2000        1999          $          %
                                                                 ----------   ---------   ---------   --------
Revenues........................................................   $8,218.6    $6,529.2    $1,689.4       25.9%
Cost of goods sold from electronic retailing....................    2,284.9     2,060.0       224.9       10.9
Operating, selling, general and administrative expenses.........    3,463.4     2,589.2       874.2       33.8
                                                                 ----------   ---------
Operating income before depreciation and amortization (1) ......    2,470.3     1,880.0       590.3       31.4
Depreciation....................................................      837.3       572.0       265.3       46.4
Amortization....................................................    1,794.0       644.0     1,150.0         NM
                                                                 ----------   ---------
Operating (loss) income.........................................     (161.0)      664.0      (825.0)        NM
                                                                 ----------   ---------
Interest expense................................................      691.4       538.3       153.1       28.4
Investment income...............................................     (983.9)     (629.5)      354.4       56.3
(Income) expense related to indexed debt........................     (666.0)      666.0     1,332.0         NM
Equity in net losses (income) of affiliates.....................       21.3        (1.4)      (22.7)        NM
Other income....................................................   (2,825.5)   (1,409.4)    1,416.1         NM
Income tax expense..............................................    1,441.3       723.7       717.6       99.2
Minority interest...............................................     (115.3)        4.6      (119.9)        NM
                                                                 ----------   ---------
Income from continuing operations before
   extraordinary items..........................................   $2,045.1      $780.9    $1,264.2         NM
                                                                 ==========   =========

                                                                       Year Ended
                                                                      December 31,        Increase/(Decrease)
                                                                    1999        1998          $          %
                                                                 ----------   ---------   ---------   --------
Revenues........................................................   $6,529.2    $5,419.0    $1,110.2       20.5%
Cost of goods sold from electronic retailing....................    2,060.0     1,735.7       324.3       18.7
Operating, selling, general and administrative expenses.........    2,589.2     2,186.6       402.6       18.4
                                                                 ----------   ---------
Operating income before depreciation and amortization (1) ......    1,880.0     1,496.7       383.3       25.6
Depreciation....................................................      572.0       463.9       108.1       23.3
Amortization....................................................      644.0       475.7       168.3       35.4
                                                                 ----------   ---------
Operating income................................................      664.0       557.1       106.9       19.2
                                                                 ----------   ---------
Interest expense................................................      538.3       466.7        71.6       15.3
Investment (income) expense.....................................     (629.5)      187.8      (817.3)        NM
Expense related to indexed debt.................................      666.0                   666.0         NM
Equity in net (income) losses of affiliates.....................       (1.4)      515.9       517.3         NM
Gain from equity offering of affiliate..........................                 (157.8)     (157.8)        NM
Other income....................................................   (1,409.4)   (2,012.9)     (603.5)     (30.0)
Income tax expense..............................................      723.7       594.0       129.7       21.8
Minority interest...............................................        4.6        44.3       (39.7)     (89.6)
                                                                 ----------   ---------
Income from continuing operations before
   extraordinary items..........................................     $780.9    $1,007.7     ($226.8)     (22.5%)
                                                                 ==========   =========
------------

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

                           ---------------------------

     Cable
     The following table presents financial information for the years ended December 31, 2000, 1999 and 1998 for our cable segment (dollars in millions):

                                                                      Year Ended
                                                                     December 31,                Increase
                                                                  2000          1999           $           %
                                                               ----------    ----------     --------     -----
Analog video..................................................   $3,536.8      $2,558.0       $978.8      38.3%
Digital video.................................................      114.5          30.9         83.6        NM
Cable modem...................................................      114.4          44.5         69.9        NM
Advertising sales.............................................      290.2         190.3         99.9      52.5
Other.........................................................      129.1         105.6         23.5      22.3
                                                               ----------    ----------     --------
     Service income...........................................    4,185.0       2,929.3      1,255.7      42.9

Operating, selling, general and administrative expenses.......    2,285.4       1,576.3        709.1      45.0
                                                               ----------    ----------     --------

Operating income before depreciation and amortization (a).....   $1,899.6      $1,353.0       $546.6      40.4%
                                                               ==========    ==========     ========

                                                                      Year Ended
                                                                     December 31,                Increase
                                                                  1999          1998           $           %
                                                               ----------    ----------     --------     -----
Analog video..................................................   $2,558.0      $2,036.6       $521.4      25.6%
Digital video.................................................       30.9           2.2         28.7        NM
Cable modem...................................................       44.5          14.3         30.2        NM
Advertising sales.............................................      190.3         138.7         51.6      37.2
Other.........................................................      105.6          85.6         20.0      23.4
                                                               ----------    ----------     --------
     Service income...........................................    2,929.3       2,277.4        651.9      28.6

Operating, selling, general and administrative expenses.......    1,576.3       1,180.8        395.5      33.5
                                                               ----------    ----------     --------

Operating income before depreciation and amortization (a).....   $1,353.0      $1,096.6       $256.4      23.4%
                                                               ==========    ==========     ========
---------------

(a) See footnote (1) on page 25.

     Of the $978.8 million increase from 1999 to 2000 in analog video service income, which consists of our basic, expanded basic, premium and pay-per-view services, $885.9 million is attributable to the effects of our acquisitions of Jones Intercable, Lenfest and Prime in April 1999, January 2000 and August 2000, respectively, and $92.9 million relates principally to changes in rates and subscriber growth in our historical operations, offset by slightly lower pay-per-view revenue. The increase from 1999 to 2000 in digital video service income is due primarily to the addition of approximately 839,000 digital subscriptions during the year ended December 31, 2000 and, to a lesser extent, to the effects of a new, higher- priced digital service offering made in the second half of 2000. The increase from 1999 to 2000 in cable modem service income is primarily due to the addition of approximately 258,000 cable modem subscribers during the year ended December 31, 2000. Approximately one- half of the increase from 1999 to 2000 in advertising sales revenue is attributable to the effects of our acquisition of Lenfest, with the remaining increase attributable to the effects of the 2000 political campaigns and increased cable viewership. The increase from 1999 to 2000 in other service income, which includes installation revenues, guide revenues, commissions from electronic retailing and other product offerings, is primarily attributable to our acquisitions of Lenfest and Jones Intercable.

     Of the $521.4 million increase from 1998 to 1999 in analog video service income, $378.5 million is attributable to the effects of our acquisitions of Jones Intercable and Greater Philadelphia Cablevision, Inc. in April 1999 and June 1999, respectively, and $142.9 million relates principally to changes in rates and subscriber growth in our historical operations and higher pay-per-view revenue. The increase from 1998 to 1999 in digital video service income is due primarily to the addition of approximately 437,000 digital subscriptions during the year ended December 31, 1999. The increase from 1998 to 1999 in cable modem service income is primarily due to the addition of approximately 91,000 cable modem subscribers during the year ended December 31, 1999. The increase from 1998 to 1999 in advertising sales revenue is primarily attributable to our acquisition of Jones Intercable, strong economic conditions and increased cable viewership. The increase from 1998 to 1999 in other service income is primarily attributable to our acquisition of Jones Intercable.

     The increases in operating, selling, general, and administrative expenses from 1999 to 2000 and from 1998 to 1999 are primarily due to the effects of our acquisitions of Jones Intercable, Lenfest and Prime, increases in the costs of cable programming as a result of changes in rates, subscriber growth and additional channel offerings, the effects of cable modem subscriber growth, and, to a lesser extent, to increases in labor costs and other volume related expenses in our historical operations. We anticipate the cost of cable programming will increase in the future as cable programming rates increase and additional sources of cable programming become available.

     Commerce

     The following table sets forth the operating results for our commerce segment, which consists of QVC, Inc. and subsidiaries (dollars in millions):

                                                                       Year Ended
                                                                      December 31,                Increase
                                                                    2000          1999          $          %
                                                                 ---------      --------     -------     ------
Net sales from electronic retailing...........................    $3,535.9      $3,167.4      $368.5       11.6%
Cost of goods sold from electronic retailing..................     2,284.9       2,060.0       224.9       10.9
Operating, selling, general and administrative expenses.......       631.8         568.6        63.2       11.1
                                                                 ---------      --------     -------
Operating income before depreciation and amortization (a).....      $619.2        $538.8       $80.4       14.9%
                                                                 =========      ========     =======
Gross margin..................................................        35.4%         35.0%
                                                                 =========      ========

                                                                       Year Ended
                                                                      December 31,                Increase
                                                                    1999          1998          $          %
                                                                 ---------      --------     -------     ------
Net sales from electronic retailing...........................    $3,167.4      $2,676.4      $491.0       18.3%
Cost of goods sold from electronic retailing..................     2,060.0       1,735.7       324.3       18.7
Operating, selling, general and administrative expenses.......       568.6         506.5        62.1       12.3
                                                                 ---------      --------     -------
Operating income before depreciation and amortization (a).....      $538.8        $434.2      $104.6       24.1%
                                                                 =========      ========     =======
Gross margin..................................................        35.0%         35.1%
                                                                 =========      ========
---------------

(a) See footnote (1) on page 25.

     The increase in net sales from electronic retailing from 1999 to 2000 is primarily attributable to the effects of 4.7%, 10.0% and 41.0% increases in the average number of homes receiving QVC services in the United States ("US"), United Kingdom ("UK") and Germany, respectively; increases of 5.5% and 9.4% in net sales per home in the US and Germany (in Deutschemarks), respectively, and a 10.6% decrease in net sales per home in the UK (in British pounds); and the negative effects of fluctuations in foreign currency exchange rates during the year.

     The increase in net sales from electronic retailing from 1998 to 1999 is primarily attributable to the effects of 4.1%, 11.4% and 35.2% increases in the average number of homes receiving QVC services in the US, UK and Germany, respectively; increases of 8.5%, 8.4% and 90.9% in net sales per home in the US, UK (in British pounds) and Germany (in Deutschemarks), respectively; and the negative effect of fluctuations in the Deutschemark exchange rate during the year.

     The increases in cost of goods sold from electronic retailing are primarily related to the growth in net sales. The changes in gross margin are a result of shifts in sales mix.

     In connection with new accounting guidance issued during the year ended December 31, 2000 (see discussion of EITF 00-10 in Note 2 to our consolidated financial statements included in Item 8), QVC reclassified shipping and handling revenue from cost of goods sold from electronic retailing to net sales from electronic retailing for all periods presented. This reclassification had no effect on QVC's reported operating income before depreciation and amortization and no significant effect on growth in net sales from electronic retailing. The effect of the reclassification was to increase QVC's net sales from electronic retailing by approximately 11% and to decrease gross margin by approximately four percentage points, respectively, for the years ended December 31, 1999 and 1998 as compared to the amounts previously reported.

     The increases in operating, selling, general and administrative expenses from 1999 to 2000 and from 1998 to 1999 are primarily attributable to higher variable costs and personnel costs associated with the increases in sales volume.
                           ---------------------------

     Consolidated Analysis

     Interest Expense

     The increases in interest expense from 1999 to 2000 and from 1998 to 1999 are primarily due to the effects of our acquisitions of Lenfest in January 2000 and Jones Intercable in April 1999 and the issuance of the ZONES in October and November 1999, offset, in part, by the net effects of our borrowings and repayments and retirements of debt. We anticipate that, for the foreseeable future, interest expense will be a significant cost to us.

     Investment (Income) Expense

     During the years ended December 31, 2000, 1999 and 1998, we recognized pre-tax gains of $824.6 million, $323.0 million and $0.7 million, respectively, on sales of certain of our investments.

     During the years ended December 31, 2000 and 1999, in connection with certain mergers of publicly traded companies held by us and accounted for as investments available for sale, we recognized pre-tax gains of $62.1 million and $187.6 million, respectively, representing the difference between the fair value of the securities received by us and our basis in the securities exchanged. Such gains were recorded as reclassifications from accumulated other comprehensive income to investment income.

     During the years ended December 31, 1999 and 1998, we recorded investment expense of $18.1 million and $105.5 million, respectively, related to changes in the value of and the settlement of call options on certain of our unrestricted equity investments, all of which expired by November 1999.

     During the years ended December 31, 2000, 1999 and 1998, we recorded pre-tax losses of $74.4 million, $35.5 million and $152.8 million, respectively, on certain of our investments based on a decline in value that was considered other than temporary.

     (Income) Expense Related to Indexed Debt

     The ZONES have been accounted for as an indexed debt instrument since the maturity value is dependent upon the fair value of Sprint PCS Stock. During the years ended December 31, 2000 and 1999, we recorded (income) expense related to indexed debt of ($666.0) million and $666.0 million, respectively, to reflect the (decrease) increase in fair value of the underlying Sprint PCS Stock during the respective periods.

     Equity in Net Losses (Income) of Affiliates

     Equity in net losses of affiliates for the year ended December 31, 1998 consists primarily of our proportionate share of the net losses of Sprint PCS, Comcast UK Cable Partners Limited ("Comcast UK Cable") and Teleport Communications, Inc. ("Teleport"). As a result of the restructuring of Sprint PCS, the sale of our interest in Comcast UK Cable and the merger of Teleport into AT&T during the year ended December 31, 1998 (see "Other Income" below), we no longer accounted for these investments under the equity method.

     Gain From Equity Offering of Affiliate

     During the year ended December 31, 1998, in connection with Teleport's issuance of shares of its Class A Common Stock, we recognized a $157.8 million increase in our proportionate share of Teleport's net assets as a gain from equity offering of affiliate.

     Other Income

     In December 2000, in connection with our cable systems exchange with AT&T pursuant to which we received cable communications systems serving approximately 770,000 subscribers in exchange for certain of our cable communications systems serving approximately 700,000 subscribers, we recorded a pre-tax gain of $1.711 billion, representing the difference between the estimated fair value as of the closing date of the transaction and our cost basis in the systems exchanged.

     In August 2000, we obtained the right to exchange our Excite@Home Series A Common Stock with AT&T and we waived certain of our Excite@Home Board level and shareholder rights under a stockholders agreement (see Note 4 to our consolidated financial statements included in Item 8). In connection with the transaction, we recorded a pre-tax gain of $1.045 billion, representing the estimated fair value of the investment as of the closing date.

     In August 2000, we exchanged all of the capital stock in a wholly owned subsidiary which held certain wireless licenses for approximately 3.2 million shares of AT&T common stock. In connection with the exchange, we recognized a pre-tax gain of $98.1 million, representing the difference between the fair value of the AT&T common stock received of $100.0 million and our cost basis in the subsidiary.

     Other income for the year ended December 31, 1999 is primarily attributable to the receipt of a $1.5 billion termination fee as liquidated damages from MediaOne Group, Inc. ("MediaOne"), net of transaction costs, in May 1999 as a result of MediaOne's termination of its Agreement and Plan of Merger with us dated March 1999.

     In November 1998, we recognized a pre-tax gain of $758.5 million on the restructuring of the ownership and management control of Sprint PCS, representing the difference between the aggregate fair value of the Sprint PCS common stock, convertible preferred stock and warrant received by us and our cost basis in our partnership interest in Sprint PCS.

     In October 1998, we recognized a pre-tax gain of $148.3 million on the exchange of our interest in Comcast UK Cable for approximately 4.8 million shares of NTL Incorporated ("NTL") common stock, representing the difference between the fair value of the NTL common stock received by us and our cost basis in Comcast UK Cable.

     In July 1998, AT&T completed its merger with Teleport. Upon closing of the merger, we received 36.3 million shares (as adjusted for AT&T's 3-for-2 stock split in April 1999) of AT&T common stock in exchange for the 25.6 million shares of Teleport Class B Common Stock held by us. As a result of the exchange, we recognized a pre-tax gain of $1.092 billion, representing the difference between the fair value of the AT&T common stock received by us and our cost basis in Teleport.

     Income Tax Expense

     The increases in income tax expense from 1999 to 2000 and from 1998 to 1999 are primarily the result of the effects of changes in our income before taxes and minority interest, and non-deductible goodwill amortization.

     Minority Interest

     The changes in minority interest from 1999 to 2000 and from 1998 to 1999 are attributable to the effects of our acquisition of a controlling interest in Jones Intercable in April 1999, our acquisition of the California Public Employees Retirement System's 45% interest in Comcast MHCP Holdings L.L.C. in February 2000 and to changes in the net income or loss of our other less than 100% owned consolidated subsidiaries.

     Extraordinary Items

     Extraordinary items for the years ended December 31, 2000, 1999 and 1998 consist of unamortized debt issue costs and debt extinguishment costs, net of related tax benefits, expensed in connection with the redemption and refinancing of certain indebtedness.

     We believe that our operations are not materially affected by inflation.

     Expected Impact of Adoption of SFAS No. 133

     We adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, on January 1, 2001, as required by the new statement. This statement establishes accounting and reporting standards for derivatives and hedging activities (see Note 2 to our consolidated financial statements included in Item 8). Adoption of the new statement will affect our accounting for our indexed debt instruments, equity option agreements, cashless collar agreements on investment securities, equity warrant agreements, and interest rate exchange agreements.

     Under the new statement, our derivative instruments, which are comprised solely of derivative financial instruments, must be recorded at fair value on our consolidated balance sheet with changes in fair value recorded, except under specific circumstances, to our consolidated statement of operations. Recording changes in the fair value of our derivative instruments to our consolidated statement of operations represents a change from our current accounting whereby generally these changes are recorded as a component of stockholders' equity. When specific circumstances exist, hedge accounting is permitted when the derivative instrument is designated as a hedge. Hedge accounting permits changes in the fair value of our derivative instruments to be either substantially offset in our consolidated statement of operations by changes in the fair value of the hedged item or deferred as a component of stockholders' equity until the hedged item is recognized in our consolidated statement of operations.

     On January 1, 2001, in connection with our adoption of the new statement, we reclassified our investment in Sprint PCS from an available for sale security to a trading security. In connection with this reclassification, we expect to record pre-tax investment income of approximately $1.1 billion, representing the accumulated unrealized gain on our investment in Sprint PCS previously recorded as a component of stockholders' equity. Further, beginning in the first quarter of 2001, we will record changes in the fair value of our investment in Sprint PCS to investment income or expense in our consolidated statement of operations. These adjustments will be substantially offset by the changes in the fair values of the Equity Collars described on page 23 and the derivative component of our indexed debt instruments described below.

     Upon adoption of the new statement, the balance of our indexed debt instruments, included in long-term debt, will be reduced by approximately $400 million. The new statement requires that we split our indexed debt instruments into their derivative and debt components. We will record the debt component at a discount from its value at maturity. Over the term of the indexed debt instruments, increases in the value of the debt component will be recorded to interest expense in our consolidated statement of operations. Changes in the fair value of the derivative component will be recorded to investment income or expense in our consolidated statement of operations.

     Our right to exchange our Excite@Home common stock with AT&T is a hedge of our investment in Excite@Home. Therefore, although we have exercised our right to exchange our investment with AT&T, beginning in the first quarter of 2001 we will record changes in the fair value of this investment and of our investment in Excite@Home common stock to investment income or expense in our consolidated statement of operations until the transaction closes.

     In connection with the adoption of the new statement, we expect to recognize as income a cumulative effect of change in accounting principle, net of tax, of approximately $400 million in the first quarter of 2001. This gain will consist of the $400 million adjustment related to our indexed debt instruments previously described and approximately $200 million principally related to the reclassification of gains previously recognized as a component of other comprehensive income on our equity derivative instruments, net of related deferred income taxes.

     The adoption of the new statement will also result in a decrease in other comprehensive income as a result of the reclassification to our consolidated statement of operations of pre-tax gains of approximately $1.3 billion, primarily related to our investment in Sprint PCS as discussed above. The decrease will be recorded in the first quarter of 2001, net of related deferred income taxes, of approximately $450 million.

     Adoption of the new statement will likely result in volatility from period to period in investment (income) expense as reported on our consolidated statement of operations. We are unable to predict the effects this volatility may have on our future earnings.

ITEM 8 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA





INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
Comcast Corporation
Philadelphia, Pennsylvania

We have audited the accompanying consolidated balance sheet of Comcast Corporation and its subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, cash flows and stockholders' equity for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the consolidated financial statements of QVC, Inc. ("QVC") (a consolidated subsidiary) as of December 31, 1998 and for the year then ended, which statements reflect total revenues constituting 49% of the Company's consolidated revenues for the year ended December 31, 1998. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included in the Company's consolidated financial statements for QVC, is based solely upon the report of such other auditors.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of other auditors, such consolidated financial statements present fairly, in all material respects, the financial position of Comcast Corporation and its subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.



Deloitte & Touche LLP

Philadelphia, Pennsylvania
February 23, 2001

COMCAST CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET
(Dollars in millions, except share data)

                                                                                          December 31,
                                                                                     2000              1999
                                                                                   ---------         ---------
ASSETS
CURRENT ASSETS
   Cash and cash equivalents.................................................         $651.5            $922.2
   Investments...............................................................        3,059.7           7,606.0
   Accounts receivable, less allowance for doubtful
     accounts of $141.7 and $136.6...........................................          891.9             673.3
   Inventories, net..........................................................          438.5             402.8
   Other current assets......................................................          102.8             100.1
                                                                                   ---------         ---------
       Total current assets..................................................        5,144.4           9,704.4
                                                                                   ---------         ---------
INVESTMENTS..................................................................        2,661.9           5,548.8
                                                                                   ---------         ---------
PROPERTY AND EQUIPMENT.......................................................        6,799.2           5,153.2
   Accumulated depreciation..................................................       (1,596.5)         (1,700.9)
                                                                                   ---------         ---------
   Property and equipment, net...............................................        5,202.7           3,452.3
                                                                                   ---------         ---------
DEFERRED CHARGES
   Franchise and license acquisition costs...................................       16,594.4           5,155.7
   Excess of cost over net assets acquired and other.........................       10,271.5           7,566.4
                                                                                   ---------         ---------
                                                                                    26,865.9          12,722.1
   Accumulated amortization..................................................       (4,130.4)         (2,742.0)
                                                                                   ---------         ---------
   Deferred charges, net.....................................................       22,735.5           9,980.1
                                                                                   ---------         ---------
                                                                                   $35,744.5         $28,685.6
                                                                                   =========         =========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts payable and accrued expenses.....................................       $2,852.9          $2,737.5
   Accrued interest..........................................................          105.5             104.5
   Deferred income taxes.....................................................          789.9           2,118.6
   Current portion of long-term debt.........................................          293.9             517.5
                                                                                   ---------         ---------
       Total current liabilities.............................................        4,042.2           5,478.1
                                                                                   ---------         ---------
LONG-TERM DEBT, less current portion (including adjustment to
   carrying value of zero and $666.0 million)................................       10,517.4           8,707.2
                                                                                   ---------         ---------
DEFERRED INCOME TAXES........................................................        5,786.7           3,150.5
                                                                                   ---------         ---------
MINORITY INTEREST AND OTHER..................................................        1,257.2           1,008.5
                                                                                   ---------         ---------
COMMITMENTS AND CONTINGENCIES (NOTE 9).......................................
COMMON EQUITY PUT OPTIONS....................................................           54.6
                                                                                   ---------         ---------
STOCKHOLDERS' EQUITY
   Preferred stock - authorized, 20,000,000 shares...........................
     5.25% series B mandatorily redeemable convertible, $1,000 par value;
     issued, 59,450 and 569,640 at redemption value..........................           59.5             569.6
   Class A special common stock, $1 par value - authorized,
     2,500,000,000 shares; issued, 931,340,103 and 716,442,482; outstanding,
     908,015,192 and 716,442,482 ............................................          908.0             716.4
   Class A common stock, $1 par value - authorized,
     200,000,000 shares; issued, 21,832,250 and 25,993,380...................           21.8              26.0
   Class B common stock, $1 par value - authorized,
     50,000,000 shares; issued, 9,444,375....................................            9.4               9.4
   Additional capital........................................................       11,598.8           3,527.0
   Retained earnings (accumulated deficit)...................................        1,056.5            (619.8)
   Accumulated other comprehensive income....................................          432.4           6,112.7
                                                                                   ---------         ---------
       Total stockholders' equity............................................       14,086.4          10,341.3
                                                                                   ---------         ---------
                                                                                   $35,744.5         $28,685.6
                                                                                   =========         =========


See notes to consolidated financial statements.

COMCAST CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS
(Amounts in millions, except per share data)

                                                                                   Year Ended December 31,
                                                                                2000         1999         1998
                                                                              --------      -------      -------
REVENUES
   Service income...........................................................  $4,682.7     $3,361.8     $2,742.6
   Net sales from electronic retailing......................................   3,535.9      3,167.4      2,676.4
                                                                              --------      -------      -------
                                                                               8,218.6      6,529.2      5,419.0
                                                                              --------      -------      -------
COSTS AND EXPENSES
   Operating................................................................   2,212.5      1,663.1      1,410.3
   Cost of goods sold from electronic retailing.............................   2,284.9      2,060.0      1,735.7
   Selling, general and administrative......................................   1,250.9        926.1        776.3
   Depreciation.............................................................     837.3        572.0        463.9
   Amortization.............................................................   1,794.0        644.0        475.7
                                                                              --------      -------      -------
                                                                               8,379.6      5,865.2      4,861.9
                                                                              --------      -------      -------
OPERATING (LOSS) INCOME.....................................................    (161.0)       664.0        557.1
OTHER (INCOME) EXPENSE
   Interest expense.........................................................     691.4        538.3        466.7
   Investment (income) expense..............................................    (983.9)      (629.5)       187.8
   (Income) expense related to indexed debt.................................    (666.0)       666.0
   Equity in net losses (income) of affiliates..............................      21.3         (1.4)       515.9
   Gain from equity offering of affiliate...................................                              (157.8)
   Other income.............................................................  (2,825.5)    (1,409.4)    (2,012.9)
                                                                              --------      -------      -------
                                                                              (3,762.7)      (836.0)    (1,000.3)
                                                                              --------      -------      -------
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAX
   EXPENSE, MINORITY INTEREST AND EXTRAORDINARY ITEMS.......................   3,601.7      1,500.0      1,557.4
INCOME TAX EXPENSE..........................................................   1,441.3        723.7        594.0
                                                                              --------      -------      -------
INCOME FROM CONTINUING OPERATIONS BEFORE
   MINORITY INTEREST AND EXTRAORDINARY ITEMS................................   2,160.4        776.3        963.4
MINORITY INTEREST...........................................................    (115.3)         4.6         44.3
                                                                              --------      -------      -------
INCOME FROM CONTINUING OPERATIONS BEFORE
   EXTRAORDINARY ITEMS......................................................   2,045.1        780.9      1,007.7
GAIN (LOSS) FROM DISCONTINUED OPERATIONS, net of income tax expense
   (benefit) of $166.1 million in 1999 and  ($19.1) million in 1998.........                  335.8        (31.4)
                                                                              --------      -------      -------
INCOME BEFORE EXTRAORDINARY ITEMS...........................................   2,045.1      1,116.7        976.3
EXTRAORDINARY ITEMS ........................................................     (23.6)       (51.0)        (4.2)
                                                                              --------      -------      -------
NET INCOME..................................................................   2,021.5      1,065.7        972.1
PREFERRED DIVIDENDS.........................................................     (23.5)       (29.7)       (29.1)
                                                                              --------      -------      -------
NET INCOME FOR COMMON STOCKHOLDERS..........................................  $1,998.0      $1,036.0      $943.0
                                                                              ========      =======      =======
BASIC EARNINGS (LOSS) FOR COMMON STOCKHOLDERS PER COMMON SHARE
   Income from continuing operations before extraordinary items.............     $2.27        $1.00        $1.34
   Discontinued operations..................................................                    .45         (.04)
   Extraordinary items......................................................      (.03)        (.07)        (.01)
                                                                              --------      -------      -------
   Net income...............................................................     $2.24        $1.38        $1.29
                                                                              ========      =======      =======
BASIC WEIGHTED AVERAGE NUMBER OF COMMON SHARES  OUTSTANDING.................     890.7        749.1        733.0
                                                                              ========      =======      =======
DILUTED EARNINGS (LOSS) FOR COMMON STOCKHOLDERS PER COMMON SHARE
   Income from continuing operations before extraordinary items.............     $2.16         $.95        $1.25
   Discontinued operations..................................................                    .41         (.03)
   Extraordinary items......................................................      (.03)        (.06)        (.01)
                                                                              --------      -------      -------
   Net income...............................................................     $2.13        $1.30        $1.21
                                                                              ========      =======      =======
DILUTED WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING................................................     948.7        819.9        806.0
                                                                              ========      =======      =======

See notes to consolidated financial statements.

COMCAST CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS
(Dollars in millions)


                                                                                                 Year Ended December 31,
                                                                                             2000         1999         1998
                                                                                          ---------    ---------    ---------
OPERATING ACTIVITIES
   Net income............................................................................. $2,021.5     $1,065.7       $972.1
   Adjustments to reconcile net income to net cash provided
     by operating activities from continuing operations:
     Depreciation.........................................................................    837.3        572.0        463.9
     Amortization.........................................................................  1,794.0        644.0        475.7
     Non-cash interest (income) expense, net..............................................    (22.6)       (27.8)        29.2
     Non-cash (income) expense related to indexed debt....................................   (666.0)       666.0
     Equity in net losses (income) of affiliates..........................................     21.3         (1.4)       515.9
     Gain from equity offering of affiliate...............................................                             (157.8)
     Gains on investments and other income, net........................................... (3,679.3)    (1,917.0)    (1,758.5)
     Minority interest....................................................................    115.3         (4.6)       (44.3)
     Discontinued operations..............................................................                (335.8)        31.4
     Extraordinary items..................................................................     23.6         51.0          4.2
     Deferred income taxes and other......................................................  1,102.3        (31.9)       418.2
                                                                                          ---------    ---------    ---------
                                                                                            1,547.4        680.2        950.0
     Changes in working capital...........................................................   (328.1)       569.2        117.7
                                                                                          ---------    ---------    ---------

       Net cash provided by operating activities from continuing operations ..............  1,219.3      1,249.4      1,067.7
                                                                                          ---------    ---------    ---------

FINANCING ACTIVITIES
   Proceeds from borrowings...............................................................  5,435.3      2,786.6      1,938.0
   Retirements and repayments of debt..................................................... (5,356.5)    (1,368.2)    (1,113.4)
   Issuances of common stock and sales of put options on common stock.....................     30.5         17.1         41.8
   Repurchases of common stock............................................................   (324.9)       (30.7)       (12.9)
   Dividends..............................................................................                  (9.4)       (36.0)
   Deferred financing costs...............................................................    (55.8)       (51.0)       (16.3)
   Other..................................................................................                  (3.0)         8.0
                                                                                          ---------    ---------    ---------

       Net cash (used in) provided by financing activities from continuing operations .....  (271.4)    1,341.4        809.2
                                                                                          ---------    ---------    ---------

INVESTING ACTIVITIES
   Acquisitions, net of cash acquired.....................................................   (187.3)      (755.2)      (309.7)
   Proceeds from termination fee, net.....................................................               1,460.0
   Proceeds from sales of (purchases of) short-term investments, net......................  1,028.1     (1,035.5)       145.9
   Capital contributions to and purchases of investments.................................. (1,010.7)    (2,012.2)      (202.1)
   Proceeds from sales of investments.....................................................    997.3        599.8         23.6
   Proceeds from investees' repayments of loans...........................................                               74.7
   Capital expenditures................................................................... (1,636.8)      (893.8)      (898.9)
   Sale of subsidiaries, net of cash sold.................................................                 361.1       (140.4)
   Additions to deferred charges..........................................................   (409.2)      (263.5)      (108.4)
                                                                                          ---------    ---------    ---------

       Net cash used in investing activities from continuing operations................... (1,218.6)    (2,539.3)    (1,415.3)
                                                                                          ---------    ---------    ---------


(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS
    - CONTINUING OPERATIONS...............................................................   (270.7)        51.5        461.6

CASH AND CASH EQUIVALENTS, beginning of year..............................................    922.2        870.7        409.1
                                                                                          ---------    ---------    ---------

CASH AND CASH EQUIVALENTS, end of year....................................................   $651.5       $922.2       $870.7
                                                                                          =========    =========    =========


See notes to consolidated financial statements.

COMCAST CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(Dollars in millions, except per share data)

                                                                                                     Accumulated Other
                                                                                                       Comprehensive
                                                                                                       Income (Loss)
                                                                                                    --------------------
                                                                                         Retained   Unrealized
                                         Preferred Stock    Common Stock                 Earnings   Gains on
                                         ------------- ----------------------            (Accum-     Market-  Cumulative
                                         Series Series Class A                Additional  ulated      able    Translation
                                           A      B    Special Class A Class B Capital   Deficit)  Securities Adjustments   Total
                                         ------ ------ ------- ------- ------ --------- ----------- --------- ----------- ---------

BALANCE, JANUARY 1, 1998...............   $31.9 $513.2  $674.6   $31.8   $8.8  $2,673.0   ($2,415.9)   $140.7     ($11.6)  $1,646.5
Comprehensive income:
   Net income..........................                                                       972.1
   Unrealized gains on marketable
     securities, net of deferred
     taxes of $489.4...................                                                 908.8
   Cumulative translation adjustments..                                                                             11.8
Total comprehensive income.............                                                                                     1,892.7
   Conversion of convertible
     subordinated debt to common
     stock.............................                   20.8                    336.8                                       357.6
   Exercise of options.................                    3.4            0.6      31.8                                        35.8
   Retirement of common stock..........                   (0.4)   (0.1)            (2.4)      (10.0)                          (12.9)
   Cash dividends, common, $.0467
     per share.........................                                                       (34.4)                          (34.4)
   Cash dividends, Series A preferred..                                            (1.6)                                       (1.6)
   Series B preferred dividends........           27.5                            (27.5)
   Temporary equity related to
     put options.......................                                           (79.8)                                      (79.8)
   Proceeds from sales of put options..                                            11.4                                        11.4
                                         ------ ------ ------- ------- ------ --------- ----------- --------- ----------  ---------

BALANCE, DECEMBER 31, 1998.............    31.9  540.7   698.4    31.7    9.4   2,941.7    (1,488.2)  1,049.5        0.2    3,815.3
Comprehensive income:
   Net income..........................                                                     1,065.7
   Unrealized gains on marketable
     securities, net of deferred
     taxes of $2,730.2.................                                                               5,070.3
   Cumulative translation adjustments..                                                                            (7.3)
Total comprehensive income.............                                                                                     6,128.7
   Acquisition.........................                    8.5                    283.2                                       291.7
   Exercise of options.................                    2.2                     23.7                                        25.9
   Conversion of Series A preferred....   (31.9)           2.7                     29.2
   Retirement of common stock..........                           (0.8)            (4.6)      (25.3)                          (30.7)
   Cash dividends, Series A preferred..                                            (0.8)                                       (0.8)
   Series B preferred dividends........           28.9                            (28.9)
   Share exchange......................                    4.6    (4.9)           172.3      (172.0)
   Temporary equity related to
     put options.......................                                           111.2                                       111.2
                                         ------ ------ ------- ------- ------ --------- ----------- --------- ----------  ---------

BALANCE, DECEMBER 31, 1999 ............          569.6   716.4    26.0    9.4   3,527.0      (619.8)  6,119.8       (7.1)  10,341.3
Comprehensive income:
   Net income..........................                                                     2,021.5
   Unrealized losses on marketable
     securities, net of deferred
     taxes of $3,055.3.................                                                              (5,674.1)
   Cumulative translation adjustments..                                                                             (6.2)
Total comprehensive loss...............                                                                                    (3,658.8)
   Acquisitions........................                  155.7                  7,585.2                                     7,740.9
   Exercise of options.................                    2.6                     53.9       (27.7)                           28.8
   Retirement of common stock..........                   (6.0)   (3.1)           (42.3)     (273.5)                         (324.9)
   Conversion of Series B preferred....         (533.6)   38.3                    495.3
   Series B preferred dividends........           23.5                            (23.5)
   Share exchange......................                    1.0    (1.1)            44.1       (44.0)
   Temporary equity related to
     put options.......................                                           (40.9)                                      (40.9)
                                         ------ ------ ------- ------- ------ --------- ----------- --------- ----------  ---------

BALANCE, DECEMBER 31, 2000.............   $      $59.5  $908.0   $21.8   $9.4 $11,598.8    $1,056.5    $445.7     ($13.3) $14,086.4
                                         ====== ====== ======= ======= ====== ========= =========== ========= ==========  =========



See notes to consolidated financial statements.

COMCAST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


1.   BUSINESS

     Comcast Corporation and its subsidiaries (the "Company") is principally involved in three lines of business: cable, commerce and content.

     The Company's cable business is principally involved in the development, management and operation of broadband communications networks in the United States ("US"). The Company's consolidated cable operations served approximately 7.7 million subscribers and passed approximately 12.9 million homes as of December 31, 2000.

     Commerce is provided through the Company's consolidated subsidiary, QVC, Inc. ("QVC"). Through QVC, an electronic retailer, the Company markets a wide variety of products directly to consumers primarily on merchandise-focused television programs. QVC was available, on a full and part-time basis, to over 77.9 million homes in the US, over 8.9 million homes in the United Kingdom ("UK") and over 22.6 million homes in Germany as of December 31, 2000.

     Content is provided through the Company's consolidated subsidiaries including Comcast Spectacor, Comcast SportsNet and E! Entertainment Television, Inc. ("E! Entertainment"), and through other programming investments including The Golf Channel, Speedvision and Outdoor Life.

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

     Fair Values
     The estimated fair value amounts presented in these consolidated financial statements have been determined by the Company using available market information and appropriate methodologies. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. The estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. Such fair value estimates are based on pertinent information available to management as of December 31, 2000 and 1999, and have not been comprehensively revalued for purposes of these consolidated financial statements since such dates.

     Cash Equivalents
     Cash equivalents consist principally of US Government obligations, commercial paper, repurchase agreements and certificates of deposit with maturities of three months or less when purchased. The carrying amounts of the Company's cash equivalents approximate their fair values.

     Inventories - Electronic Retailing
     Inventories are stated at the lower of cost or market. Cost is determined by the average cost method, which approximates the first-in, first-out method.

COMCAST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998 (Continued)


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

     Property and Equipment
     Property and equipment are stated at cost. Depreciation is provided by the straight-line method over estimated useful lives as follows:

                  Buildings and improvements.................8-40 years
                  Operating facilities.......................5-20 years
                  Other equipment............................2-10 years

     Improvements that extend asset lives are capitalized; other repairs and maintenance charges are expensed as incurred. The cost and related accumulated depreciation applicable to assets sold or retired are removed from the accounts and the gain or loss on disposition is recognized as a component of depreciation expense.

     Capitalized Costs
     The costs associated with the construction of cable transmission and distribution facilities and new cable service installations are capitalized. Costs include all direct labor and materials as well as certain indirect costs.

     Deferred Charges
     Franchise and license acquisition costs are amortized on a straight-line basis over their legal or estimated useful lives ranging principally from 3 to 20 years. The excess of cost over the fair value of net assets acquired is being amortized on a straight-line basis over estimated useful lives ranging principally from 20 to 30 years. QVC and certain of the Company's content subsidiaries have entered into multi-year affiliation agreements with various cable and satellite system operators for carriage of their respective programming. In connection with these affiliation agreements, the Company's subsidiaries generally pay a fee to the cable or satellite operator based on the number of subscribers. Cable or satellite distribution rights are capitalized and amortized on a straight-line basis over the term of the related distribution agreements ranging principally from 6 to 12 years.

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

COMCAST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998 (Continued)


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

     Revenue Recognition
     Service income is recognized as service is provided. Credit risk is managed by disconnecting services to cable customers who are delinquent. Net sales from electronic retailing are recognized at the time of shipment to customers. The Company's policy is to allow customers to return merchandise for up to thirty days after date of shipment. An allowance for returned merchandise is provided as a percentage of sales based on historical experience. Advertising sales revenue is recognized at estimated realizable values when the advertising is aired.

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

     Investment Income
     Investment income includes interest income, dividend income and gains, net of losses, on the sales of marketable securities and long-term investments. Gross realized gains and losses are recognized using the specific identification method (see Note 4). Investment income also includes impairment losses resulting from adjustments to the net realizable value of certain of the Company's investments.

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

     Derivative Financial Instruments
     The Company employs derivative financial instruments for a number of purposes. The Company manages its exposure to fluctuations in interest rates by entering into interest rate exchange agreements ("Swaps"), interest rate cap agreements ("Caps") and interest rate collar agreements ("Collars"). The Company manages the cost of its share repurchases the sale of equity put option contracts ("Comcast Put Options"). The Company manages its exposure to fluctuations in the value of certain of its investments by entering into equity collar agreements ("Equity Collars") and equity put option agreements ("Equity Put Options"). The Company makes investments in businesses, to some degree, through the purchase of equity call option or call warrant agreements ("Equity Warrants"). The

COMCAST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998 (Continued)


     Company has issued indexed debt instruments whose value, in part, is derived from the market value of Sprint PCS common stock. The Company has also sold call options on certain of its investments in equity securities ("Covered Call Options").

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

     Proceeds from sales of Comcast Put Options are recorded in stockholders' equity and an amount equal to the redemption price of the common stock is reclassified from permanent equity to temporary equity. Subsequent changes in the market value of Comcast Put Options are not recorded. Equity Collars, Equity Put Options and Equity Warrants are marked to market on a current basis with the result included in accumulated other comprehensive income in the Company's consolidated balance sheet. Covered Call Options are marked to market on a current basis with the result included in investment (income) expense in the Company's consolidated statement of operations.

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

     SFAS No. 133, as Amended
     In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivatives and hedging activities. The new standard requires that all derivative instruments be reported on the balance sheet at their fair values. For derivative instruments designated and effective as fair value hedges, changes in the fair value of the derivative instrument will be substantially offset in the statement of operations by changes in the fair value of the hedged item. For derivative instruments designated as cash flow hedges, the effective portion of any hedge is reported in other comprehensive income until it is recognized in earnings during the same period in which the hedged item affects earnings. The ineffective portion of all hedges will be recognized in current earnings each period. Changes in the fair value of derivative instruments that are not designated as a hedge will be recorded each period in current earnings.

     In July 1999, the FASB issued SFAS No. 137 which deferred the effective date for implementation of SFAS No. 133 to fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS No. 138 which addressed

COMCAST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998 (Continued)


     certain issues causing implementation difficulties for entities that apply SFAS No. 133. The Company adopted SFAS No. 133, as amended, on January 1, 2001. Instruments that the Company has entered into that will be accounted for under SFAS No. 133, as amended, include indexed debt instruments, Swaps, Equity Warrants, Equity Put Options, and Equity Collars. See Management's Discussion and Analysis of Financial Condition and Results of Operations included in Item 7 of the Company's Annual Report on Form 10-K for a discussion of the expected impact the adoption of SFAS No. 133 will have on the Company's consolidated financial position and results of operations.

     SFAS No. 140
     In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS No. 140 replaces SFAS No. 125 and addresses certain issues not previously addressed in SFAS No. 125. SFAS 140 is effective for transfers and servicing occurring after March 31, 2001. SFAS No. 140 is effective for disclosures about securitizations and collateral and for the recognition and reclassification of collateral for fiscal years ending after December 15, 2000. The adoption of SFAS No. 140 did not have a material impact on the Company's financial position or results of operations.

     SAB No. 101, as Amended
     In December 1999, the staff of the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements," which provides guidance in applying generally accepted accounting principles to selected revenue recognition issues. In March 2000 and June 2000, the staff of the SEC amended SAB No. 101 to delay the required implementation date of SAB No. 101 to the fourth quarter of fiscal years beginning after December 15, 1999. The Company adopted SAB No. 101, as amended, on October 1, 2000. The adoption of SAB No. 101, as amended, did not have a material impact on the Company's results of operations.

     EITF 00-10
     In May, July and September 2000, the Emerging Issues Task Force (the "EITF") reached a consensus on EITF Issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs." EITF No. 00-10 requires that all amounts billed to a customer in a sale transaction for shipping and handling be classified as revenue. QVC previously classified shipping and handling revenue as an offset to cost of goods sold from electronic retailing. The Company has reclassified shipping and handling revenue from cost of goods sold from electronic retailing to net sales from electronic retailing for all periods presented in the accompanying consolidated statement of operations.

     Securities Lending Transactions
     The Company may enter into securities lending transactions pursuant to which the Company requires the borrower to provide cash collateral equal to the value of the loaned securities, as adjusted for any changes in the value of the underlying loaned securities. Loaned securities for which the Company maintains effective control are included in investments in the Company's consolidated balance sheet.

COMCAST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998 (Continued)


     Earnings for Common Stockholders Per Common Share
     Earnings for common stockholders per common share is computed by dividing net income, after deduction of preferred stock dividends, when applicable, by the weighted average number of common shares outstanding during the period on a basic and diluted basis. The following table reconciles the numerator and denominator of the computations of diluted earnings for common stockholders per common share ("Diluted EPS") for the years ended December 31, 2000, 1999 and 1998, respectively.

                                                                   (Amounts in millions, except per share data)
                                                                                     Year Ended
                                                                                    December 31,
                                                                          2000          1999         1998
                                                                     ------------  ------------  -----------
   Net income for common stockholders...........................         $1,998.0      $1,036.0       $943.0
   Dilutive securities effect on net income for common
      stockholders..............................................                                         1.0
   Preferred dividends..........................................             23.5          29.7         29.1
                                                                     ------------  ------------  -----------
   Net income for common stockholders used for
      Diluted EPS...............................................         $2,021.5      $1,065.7       $973.1
                                                                     ============  ============  ===========
   Basic weighted average number of common shares
      outstanding...............................................            890.7         749.1        733.0
   Dilutive securities:
        1 1/8% discount convertible subordinated debentures,
          redeemed March 1998...................................                                         5.0
        Series A and B convertible preferred stock..............             42.5          44.0         45.2
        Stock option and restricted stock plans.................             15.4          26.8         22.8
        Put options on Class A Special Common Stock.............              0.1
                                                                     ------------  ------------  -----------
   Diluted weighted average number of common shares
      outstanding...............................................            948.7         819.9        806.0
                                                                     ============  ============  ===========
   Diluted earnings for common stockholders per
      common share..............................................            $2.13         $1.30        $1.21
                                                                     ============  ============  ===========

     Comcast Put Options on a weighted average 1.5 million shares, 2.7 million shares and 2.9 million shares of its Class A Special Common Stock (see Note
     6) were outstanding during the years ended December 31, 2000, 1999 and 1998, respectively. Comcast Put Options outstanding during the years ended December 31, 1999 and 1998 were not included in the computation of Diluted EPS as the Comcast Put Options' exercise price was less than the average market price of the Company's Class A Special Common Stock during the periods.

     In December 2000, the Company issued $1.285 billion principal amount at maturity of Zero Coupon Convertible Debentures due 2020 (the "Zero Coupon Debentures") (see Note 5). Holders may surrender the Zero Coupon Debentures for conversion at any time prior to maturity, unless previously redeemed, but only if the closing sale price of the Company's Class A Special Common Stock is greater than 110% of the accreted conversion price for at least 20 trading days of the 30 trading days prior to conversion. As the weighted average closing sale price of the Company's Class A Special Common Stock was not greater than 110% of the accreted conversion price during the period from the date of issuance of the Zero Coupon Debentures through December 31, 2000, the Zero Coupon Debentures have been excluded from Diluted EPS.

COMCAST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998 (Continued)


     Reclassifications
     Certain reclassifications have been made to the prior years' consolidated financial statements to conform to those classifications used in 2000.

3.   ACQUISITIONS AND OTHER SIGNIFICANT EVENTS

     AT&T Cable Systems Exchange
     On December 31, 2000, the Company completed its previously announced cable systems exchange with AT&T Corp. ("AT&T") pursuant to which the Company received cable communications systems serving approximately 770,000 subscribers. In exchange, AT&T received certain of the Company's cable communications systems serving approximately 700,000 subscribers. In connection with the exchange, the Company recorded to other income a pre-tax gain of $1.711 billion, representing the difference between the estimated fair value as of the closing date of the transaction and the Company's cost basis in the systems exchanged.

     Acquisition of Prime Communications LLC
     In December 1998, the Company agreed to invest in Prime Communications LLC ("Prime"), a cable communications company serving approximately 406,000 subscribers. Pursuant to the terms of this agreement, in December 1998 the Company acquired from Prime a $50.0 million 12.75% subordinated note due 2008 issued by Prime. In July 1999, the Company made a loan to Prime in the form of a $733.5 million 6% ten year note, convertible into 90% of the equity of Prime. Since that time, the Company made an additional $70.0 million in loans to Prime (on the same terms as the original loan). In August 2000, the note, plus accrued interest of $51.7 million on the note and the loans, was converted and the owners of Prime sold their remaining 10% equity interest in Prime to the Company for $87.7 million. As a result, the Company now owns 100% of Prime and has assumed management control of Prime's operations (the "Prime Acquisition"). Upon closing, the Company assumed and immediately repaid $532.0 million of Prime's debt with proceeds from borrowings under existing credit facilities.

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

     In March 2000, the Jones Intercable shareholders approved a merger agreement pursuant to which the Jones Intercable shareholders, including Comcast Cable, received 1.4 shares of the Company's Class A Special Common Stock in exchange for each share of Jones Intercable Class A Common Stock and Common Stock (the "Jones Merger") and Jones Intercable was merged with and into a wholly owned subsidiary of the Company. In connection with the closing of the Jones Merger, the Company issued approximately 58.9 million shares of its Class A Special Common Stock to the Jones Intercable shareholders, including approximately 23.3 million shares to a subsidiary of the Company and 35.6 million shares with a value of $1.727 billion to the public shareholders. As required under generally accepted accounting principles, the shares held by the subsidiary of the Company are presented as issued but not outstanding (held in treasury) in the Company's December 31, 2000 consolidated balance sheet.

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

COMCAST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998 (Continued)


     Acquisition of Lenfest Communications, Inc.
     In January 2000, the Company acquired Lenfest Communications, Inc. ("Lenfest"), a cable communications company serving approximately 1.1 million subscribers primarily in the Philadelphia area from AT&T and the other Lenfest stockholders for approximately 120.1 million shares of the Company's Class A Special Common Stock with a value of $6.014 billion (the "Lenfest Acquisition"). In connection with the Lenfest Acquisition, the Company assumed approximately $1.326 billion of debt (see Note 5).

     Consolidation of Comcast Cablevision of Garden State, L.P.
     Comcast Cablevision of Garden State, L.P. ("Garden State Cable") (formerly Garden State Cablevision L.P.), a cable communications company serving approximately 216,000 subscribers in New Jersey, is a partnership which was owned 50% by Lenfest and 50% by the Company. The Company had accounted for its interest in Garden State Cable under the equity method. As a result of the Lenfest Acquisition, the Company now owns 100% of Garden State Cable. As such, the operating results of Garden State Cable have been included in the Company's consolidated statement of operations from the date of the Lenfest Acquisition.

     Acquisition of Greater Philadelphia Cablevision, Inc.
     In June 1999, the Company acquired Greater Philadelphia Cablevision, Inc. ("Greater Philadelphia"), a cable communications company serving approximately 79,000 subscribers in Philadelphia from Greater Media, Inc. for approximately 8.5 million shares of the Company's Class A Special Common Stock with a value of $291.7 million.

     The acquisitions completed by the Company during the years ended December 31, 2000 and 1999 were accounted for under the purchase method of accounting. As such, the operating results of the acquired systems have been included in the Company's consolidated statement of operations from the acquisition date. The Company recorded the final purchase price allocation related to the Company's acquisitions of Lenfest, Garden State Cable, CalPERS' interest in Comcast MHCP and of the public shareholders' interest in Jones Intercable during the fourth quarter of 2000. The allocation of the purchase price for the acquisition of Prime and the AT&T cable systems exchange, is preliminary pending completion of final appraisals. As the consideration given in exchange for Jones Intercable, Greater Philadelphia, Lenfest and the additional 50% interest in Garden State Cable was shares of the Company's Class A Special Common Stock, and in the case of Prime was primarily the conversion of convertible notes, the acquisitions of such interests had no significant impact on the Company's consolidated statement of cash flows during the years ended December 31, 2000 and 1999, respectively (see Note 8).

     Unaudited Pro Forma Information
     The following unaudited pro forma information for the years ended December 31, 2000, 1999 and 1998 has been presented as if the Jones Merger and the acquisitions of Lenfest, CalPERS' interest in Comcast MHCP and Prime, the consolidation of Garden State Cable and the cable systems acquired through the exchange with AT&T each occurred on January 1, 1999, and the acquisition of a controlling interest in Jones Intercable and the acquisition of Greater Philadelphia occurred on January 1, 1998. This information is based on historical results of operations, adjusted for acquisition costs, and, in the opinion of management, is not necessarily indicative of what the results would have been had the Company operated Jones Intercable, Greater Philadelphia, Lenfest, Garden State Cable, Comcast MHCP, Prime and the AT&T cable systems received in the exchange since such dates.

                                                               (Amounts in millions,
                                                               except per share data)
                                                              Year Ended December 31,
                                                           2000        1999         1998
                                                         ----------  ----------  -----------

     Revenues .........................................   $8,397.3    $7,566.5    $5,922.7
     Income before extraordinary items ................   $1,938.3      $252.2      $925.3
     Net income .......................................   $1,914.7      $201.2      $921.1
     Diluted EPS .....................................,      $1.98       $0.21       $1.13

COMCAST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998 (Continued)

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

     Other Income
     In August 2000, the Company obtained the right to exchange its Excite@Home Corporation ("Excite@Home") Series A Common Stock (the "Excite@Home Stock") with AT&T and waived certain of its Excite@Home Board level and shareholder rights under a stockholders agreement. The Company also agreed to cause its existing appointee to the Excite@Home Board of Directors to resign (see
     Note 4). In connection with the transaction, the Company recorded to other income a pre-tax gain of $1.045 billion, representing the estimated fair value of the investment as of the closing date.

     In August 2000, the Company exchanged all of the capital stock of a wholly owned subsidiary which held certain wireless licenses for approximately 3.2 million shares of AT&T common stock. In connection with the exchange, the Company recorded to other income a pre-tax gain of $98.1 million, representing the difference between the fair value of the AT&T shares received of $100.0 million and the Company's cost basis in the subsidiary.

     During the year ended December 31, 1999, the Company received a $1.5 billion termination fee as liquidated damages from MediaOne Group, Inc. ("MediaOne") as a result of MediaOne's termination of its Agreement and Plan of Merger with the Company dated March 1999. The termination fee, net of transaction costs, was recorded to other income in the Company's consolidated statement of operations.

     Adelphia Cable Systems Exchange
     On January 1, 2001, the Company completed its previously announced cable systems exchange with Adelphia Communications ("Adelphia") pursuant to which the Company received cable communications systems serving approximately 460,000 subscribers from Adelphia. In exchange, Adelphia received certain of the Company's cable communications systems serving approximately 440,000 subscribers. In connection with the exchange, the Company expects to record a gain and the acquisition will be accounted for as a purchase.

     AT&T Cable Systems Acquisition
     In August 2000, the Company entered into an agreement with AT&T to acquire cable communications systems serving up to 700,000 subscribers from AT&T in exchange for AT&T common stock that the Company currently owns or may acquire, in a transaction intended to qualify as tax-free to both the Company and to AT&T. Pursuant to the agreement, the agreed upon value of the cable communications systems to be acquired by the Company from AT&T is up to $3.2 billion (subject to adjustment based on the actual number of subscribers acquired). Also pursuant to the agreement, approximately 39.6 million shares of the AT&T common stock currently owned by the Company will be valued at $54.41 per share. The transaction is subject to customary closing conditions and regulatory approvals, will be accounted for as a purchase, and is expected to close by the end of the second quarter of 2001 (see Note 4).

COMCAST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998 (Continued)


4.   INVESTMENTS

                                                           December 31,
                                                       2000            1999
                                                    -----------     -----------
                                                        (Dollars in millions)

     Fair value method
          AT&T Corp..............................      $1,174.3        $2,025.5
          Excite@Home Corporation................       1,479.1           918.0
          Internet Capital Group, Inc............          71.5         4,127.2
          Sprint Corp. PCS Group.................       2,149.8         4,234.0
          Other..................................         322.4           667.4
                                                    -----------     -----------
                                                        5,197.1        11,972.1
     Cost method.................................         128.4         1,134.6
     Equity method...............................         396.1            48.1
                                                    -----------     -----------
              Total investments..................       5,721.6        13,154.8
     Less, current investments...................       3,059.7         7,606.0
                                                    -----------     -----------
     Non-current investments.....................      $2,661.9        $5,548.8
                                                    ===========     ===========

     Fair Value Method
     The Company holds unrestricted equity investments in certain publicly traded companies, with an historical cost of $4.490 billion and $2.558 billion as of December 31, 2000 and 1999, respectively. The unrealized pre-tax gains on these investments as of December 31, 2000 and 1999 of $707.1 million and $9.414 billion, respectively, have been reported in the Company's consolidated balance sheet principally as a component of other comprehensive income, net of related deferred income tax expense of $240.0 million and $3.294 billion, respectively.

     AT&T. In July 1998, AT&T merged with Teleport Communications Group Inc. ("Teleport") with AT&T as the surviving corporation. Upon closing of the transaction, the Company received approximately 36.3 million shares of unregistered AT&T common stock (as adjusted for AT&T's 3-for-2 stock split in April 1999) in exchange for the approximately 25.6 million shares of Teleport Class B Common Stock held by the Company. As a result of the exchange, the Company recorded to other income a pre-tax gain of $1.092 billion during the year ended December 31, 1998, representing the difference between the fair value of the AT&T stock received and the Company's basis in Teleport.

     In March 1999, AT&T merged with Tele-Communications, Inc. ("TCI"), with AT&T as the surviving corporation (the "AT&T/TCI Merger"). Upon closing of the AT&T/TCI Merger, the Company received approximately 3.6 million shares (as adjusted for AT&T's 3-for-2 stock split in April 1999) of AT&T common stock in exchange for the approximately 3.1 million shares of TCI Class A Common Stock held by the Company and the Company received approximately 3.6 million shares of Class A Liberty Media Group Tracking Shares for the approximately 2.3 million shares of TCI Ventures Group, Inc. ("TCI Ventures") common stock and the approximately 2.4 million shares of Liberty Media Group Class A Common Stock held by the Company. As a result of the exchange, the Company recorded to other income a pre-tax gain of $187.6 million during the year ended December 31, 1999, representing the difference between the fair value of the stock received and the Company's basis in TCI and TCI Ventures.

     As of December 31, 2000 and 1999, the Company holds approximately 68.0 million and 39.9 million shares of AT&T common stock. As of December 31, 2000 and 1999, the Company has recorded its investment in AT&T at its estimated fair value of $1.174 billion and $2.026 billion, respectively (see Note 3).

     Excite@Home. Excite@Home provides Internet services to subscribers and businesses over the cable communications infrastructure in a limited number of cities in the United States. The Company holds approximately

COMCAST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998 (Continued)


     29.1 million shares of Excite@Home Stock and, as of December 31, 2000 and 1999, has earned warrants to purchase an additional 2.1 million shares and
     0.6 million shares, respectively, of Excite@Home Stock. As of December 31, 2000 and 1999, 10% and 30% of the Excite@Home shares held by the Company were contractually restricted shares (the "Restricted Shares") and 90% and 70% of the Excite@Home shares held by the Company were unrestricted shares (the "Unrestricted Shares"). The Company has recorded the Restricted Shares at their historical cost of $0.3 million and $0.6 million and the Unrestricted Shares and warrants, which are classified as available for sale, at their estimated fair value of $151.8 million and $918.0 million, respectively, as of December 31, 2000 and 1999. The investment in the Excite@Home Stock is included in current investments as of December 31, 2000.

     On March 28, 2000 (the "Announcement Date"), Excite@Home and its principal cable partners, including the Company (the "Founding Cable Stockholders"), entered into an agreement (the "Letter Agreement") pursuant to which Excite@Home and the Founding Cable Stockholders agreed to enter into certain transactions which were completed on August 28, 2000. AT&T granted the Company the right to exchange its Excite@Home Stock with AT&T at any time between January 1, 2001and June 4, 2002 at a price equal to the higher of $48 per share or the average per share trading price for a 30-day trading period (as defined). The aggregate value of the Excite @Home Stock that AT&T would be required to purchase from the Company is limited to approximately $1.5 billion. The Company has the right to elect payment in the form of cash or in shares of AT&T common stock. The Company accounts for this right as an investment, classified as available for sale, at its estimated fair value with unrealized gains or losses resulting from changes between measurement dates recorded as a component of accumulated other comprehensive income. As of December 31, 2000, the Company has recorded this investment, which is included in current investments in the Company's consolidated balance sheet, at its estimated fair value of $1.327 billion. In January 2001, the Company exercised its right to exchange all of its Excite@Home Corporation Series A Common Stock with AT&T at $48 per share for approximately 69.6 million shares of AT&T common stock. Under the terms of such exercise, the transaction is expected to close by March 31, 2001.

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

     Internet Capital Group. In August 1999, Internet Capital Group ("ICG"), an investee of the Company previously accounted for under the cost method, completed an initial public offering of its common stock. ICG is an Internet holding company engaged in managing and operating a network of business-to-business e-commerce companies. During the year ended December 31, 2000, the Company sold approximately 2.3 million shares of its ICG common stock for proceeds of $327.1 million and recognized a pre-tax gain of $325.9 million. Such gain was recorded as a reclassification from accumulated other comprehensive income to investment income. As of December 31, 2000 and 1999, the Company holds approximately 21.4 million and 23.7 million shares of ICG common stock and warrants and options to purchase approximately 0.6 million shares of ICG common stock, respectively. As of December 31, 2000 and 1999, the Company has recorded its investment in ICG at its estimated fair value of $71.5 million and $4.127 billion, respectively.

COMCAST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998 (Continued)


     Sprint PCS. In November 1998, in connection with the restructuring of the ownership and management control of Sprint PCS, the Company recorded to other income a pre-tax gain of $758.5 million, representing the difference between the aggregate fair value of the Sprint PCS common stock, convertible preferred stock and warrant received by the Company and the Company's cost basis in its partnership interest in Sprint PCS. As of December 31, 2000 and 1999, as adjusted for Sprint PCS' 2-for-1 stock split in February 2000, the Company holds approximately 88.2 million shares and
     93.8 million shares of unregistered Sprint PCS common stock, 123,452 shares of Sprint PCS convertible preferred stock (convertible into approximately
     4.0 million shares of unregistered Sprint PCS common stock) and a warrant to purchase approximately 6.0 million shares of unregistered Sprint PCS common stock at $12.01 per share (the "Sprint PCS Stock"). The Company has registration rights, subject to customary restrictions, which will allow the Company to sell its Sprint PCS Stock. During the year ended December 31, 2000, the Company sold approximately 5.6 million of its shares of Sprint PCS common stock for proceeds of $312.0 million and recognized a pre-tax gain of $265.3 million. Such gain was recorded as a reclassification from accumulated other comprehensive income to investment income. As of December 31, 2000 and 1999, the Company has recorded its investment in Sprint PCS at its estimated fair value of $2.150 billion and $4.234 billion, respectively (see Note 5).

     Equity Price Risk
     During the year ended December 31, 1999, the Company entered into Equity Collars covering $1.365 billion notional amount of investment securities which are accounted for at fair value. The Equity Collars limit the Company's exposure to and benefits from price fluctuations in the underlying equity securities. The Equity Collars mature between 2001 and 2003. As the Company has accounted for the Equity Collars as a hedge, changes in the value of the Equity Collars were substantially offset by changes in the value of the underlying investment securities which were also marked-to-market through accumulated other comprehensive income in the Company's consolidated balance sheet.

     NTL Incorporated. In October 1998, the Company received approximately 4.8 million shares of NTL Incorporated ("NTL") common stock, an alternative telecommunications company in the UK, in exchange for all of the shares of Comcast UK Cable Partners Limited ("Comcast UK Cable"), a consolidated subsidiary of the Company, held by the Company. As a result of the exchange, the Company recorded to other income a pre-tax gain of $148.3 million during the year ended December 31, 1998, representing the difference between the fair value of the NTL common stock received and the Company's basis in Comcast UK Cable. During the year ended December 31, 1999, the Company sold all 5.8 million shares (as adjusted for NTL's 5-for-4 stock split in October 1999) of its NTL common stock for total proceeds of $498.3 million and recorded to investment income a pre-tax gain of $284.2 million.

     Sales of Other Investments
     During the years ended December 31, 2000, 1999 and 1998, the Company recorded to investment income pre-tax gains of $233.4 million, $38.8 million and $0.7 million, respectively, on sales of certain of its other investments.

     Impairment Losses
     During the years ended December 31, 2000, 1999 and 1998, the Company recorded to investment expense pre-tax losses of $74.4 million, $35.5 million and $152.8 million, respectively, on certain of its investments based on declines in value that were considered other than temporary.

     Investment Expense Related to Call Options
     During the years ended December 31, 1999 and 1998, the Company recorded $18.1 million and $105.5 million, respectively, of investment expense related to changes in the value of and the settlement of call options on certain of the Company's fair value method investments, all of which expired by November 1999.

COMCAST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998 (Continued)


     Equity Method
     The Company records its proportionate interests in the net income (loss) of certain of its equity method investees in arrears. The Company's recorded investments exceed its proportionate interests in the book value of the investees' net assets by $336.3 million as of December 31, 2000 (related to the Company's investments in The Golf Channel and Susquehanna Cable). Such excess is being amortized to equity in net income or loss, over a period of twenty years, which is consistent with the estimated lives of the underlying assets. The original cost of investments accounted for under the equity method totaled $506.5 million and $235.6 million as of December 31, 2000 and1999, respectively. Summarized financial information is not presented for Sprint PCS, Teleport or Birmingham Cable Corporation Limited and Cable London, PLC (together, the "UK Investees") as of December 31, 2000 and 1999 or for the years ended December 31, 2000 and 1999, as such investments are no longer accounted for under the equity method. Summarized financial information for the Company's equity method investees for the year ended December 31, 1998 is as follows (dollars in millions).


                                          Sprint                        UK
                                           PCS         Teleport      Investees       Other       Combined
                                           ---         --------      ---------       -----       --------

Year Ended December 31, 1998:
   Combined Results of Operations
     Revenues, net......................  $1,136.5        $605.8        $197.8         $638.6     $2,578.7
     Operating, selling, general and
       administrative expenses..........   2,587.6         558.7         153.3          653.8      3,953.4
     Depreciation and amortization......     749.5         163.4          69.7           69.1      1,051.7
     Operating loss.....................  (2,200.6)       (116.3)        (25.2)         (84.3)    (2,426.4)
     Net loss (a).......................  (2,572.8)       (190.6)        (78.8)        (134.2)    (2,976.4)
   Company's Equity in Net Loss
     Equity in current period net loss..   ($385.9)       ($27.2)       ($28.9)        ($66.4)     ($508.4)
     Amortization expense...............      (3.5)                       (0.5)          (3.5)        (7.5)
                                        ----------    ----------     ---------     ----------    ---------
       Total equity in net loss.........   ($389.4)       ($27.2)       ($29.4)        ($69.9)     ($515.9)
                                        ==========    ==========     =========     ==========    =========

---------
(a)  Net  loss  also   represents  loss  from   continuing   operations   before
     extraordinary   items  and  cumulative  effect  of  changes  in  accounting principles.

     Golf Channel
     During the year ended December 31, 2000, the Company exercised a call option to purchase shares held by certain founding members and members of management and purchased shares held by other minority shareholders of The Golf Channel for aggregate consideration of $137.8 million. The Company's current ownership after these transactions is 60.3%. The Company will continue to record its investment in The Golf Channel under the equity method due to certain veto rights that are held by one of the remaining minority partners.

     The Company does not have any additional significant contractual commitments with respect to any of its investments. However, to the extent the Company does not fund its investees' capital calls, it exposes itself to dilution of its ownership interests.

     Cost Method
     It is not practicable to estimate the fair value of the Company's investments in privately held companies, accounted for under the cost method, due to a lack of quoted market prices.

COMCAST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998 (Continued)


     Gain from Equity Offering of Affiliate
     For the year ended December 31, 1998, Teleport issued shares of its Class A Common Stock. As a result of this stock issuance, the Company recognized a $157.8 million increase in its proportionate share of Teleport's net assets as gain from equity offering of affiliate.

5.   LONG-TERM DEBT

                                                                                            December 31,
                                                                                         2000          1999
                                                                                      ----------     ---------
                                                                                       (Dollars in millions)
     Commercial Paper                                                                   $1,323.5
     Notes payable to banks due in installments through 2009......................       1,751.4      $2,324.0
     9-5/8% Senior notes, due 2002................................................         200.0         200.0
     8-1/8% Senior notes, due 2004................................................         299.9         299.8
     8-3/8% Senior notes, due 2005................................................         696.3
     8-3/8% Senior notes, due 2007................................................         597.2         596.8
     8-7/8% Senior notes, due 2007................................................         249.0         248.9
     6.20% Senior notes, due 2008.................................................         798.2         798.1
     7-5/8% Senior notes, due 2008................................................         197.1         196.8
     7-5/8% Senior notes, due 2008................................................         147.4
     8-7/8% Senior notes, due 2017................................................         545.8         545.7
     8-1/2% Senior notes, due 2027................................................         249.6         249.6
     10-1/4% Senior subordinated debentures, due 2001.............................         100.4         100.4
     9-3/8% Senior subordinated debentures, due 2005..............................                       172.5
     9-1/8% Senior subordinated debentures, due 2006..............................                       144.7
     10-1/2% Senior subordinated debentures, due 2006.............................         123.8
     8-1/4% Senior subordinated debentures, due 2008..............................         149.1
     9-1/2% Senior subordinated debentures, due 2008..............................                       198.5
     10-1/2% Senior subordinated debentures, due 2008.............................                       100.0
     10-5/8% Senior subordinated debentures, due 2012.............................         257.0         257.0
     Zero Coupon Convertible Debentures, due 2020.................................       1,002.0
     7% Disney Notes, due 2007....................................................         132.8         132.8
     ZONES at principal amount, due 2029..........................................       1,806.8       1,806.8
       Non-cash adjustment to carrying value......................................                       666.0
     Other debt, due in installments..............................................         184.0         186.3
                                                                                      ----------     ---------
                                                                                        10,811.3       9,224.7
     Less current portion.........................................................         293.9         517.5
                                                                                      ----------     ---------
                                                                                       $10,517.4      $8,707.2
                                                                                      ==========     =========

COMCAST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998 (Continued)


     Maturities of long-term debt outstanding as of December 31, 2000 for the four years after 2001 are as follows (dollars in millions):
         2002.................................................       $448.0
         2003.................................................         69.2
         2004.................................................        308.7
         2005.................................................      3,303.5

     Senior Notes Offerings
     In January 2001, Comcast Cable sold an aggregate of $1.5 billion of public debt consisting of $500.0 million of 6.375% Senior Notes due 2006 and $1.0 billion of 6.75% Senior Notes due 2011. Comcast Cable used substantially all of the net proceeds from the offerings to repay a portion of the amounts outstanding under its commercial paper program and bank credit facility.

     Zero Coupon Convertible Debentures
     In December 2000, the Company issued $1.285 billion principal amount at maturity of Zero Coupon Debentures for proceeds of $1.002 billion. In January 2001, the Company issued an additional $192.8 million principal amount at maturity of Zero Coupon Debentures for proceeds of $150.3 million. The Company used substantially all of the net proceeds from the offering to repay a portion of the amounts outstanding under Comcast Cable's commercial paper program and bank credit facility.

     The Zero Coupon Debentures have a yield to maturity of 1.25%, computed on a semi-annual bond equivalent basis. The Zero Coupon Debentures may be converted, subject to certain restrictions, into shares of the Company's Class A Special Common Stock at the option of the holder at a conversion rate of 14.2566 shares per $1,000 principal amount at maturity, representing an initial conversion price of $54.67 per share. The Zero Coupon Debentures are senior unsecured obligations. The Company may redeem for cash all or part of the Zero Coupon Debentures on or after December 19, 2005. Holders may require the Company to repurchase the Zero Coupon Debentures on December 19, 2001, 2003, 2005, 2010 and 2015. The Company may choose to pay the repurchase price for 2001, 2003 and 2005 repurchases in cash or shares of its Class A Special Common Stock or a combination of cash and shares of its Class A Special Common Stock. The Company may pay the repurchase price for the 2010 and 2015 repurchases in cash only.

     Holders may surrender the Zero Coupon Debentures for conversion at any time prior to maturity if the closing price of the Company's Class A Special Common Stock is greater than 110% of the accreted conversion price for at least 20 trading days of the 30 trading days prior to conversion.

     Amounts outstanding under the Zero Coupon Debentures are classified as long-term in the Company's consolidated balance sheet as of December 31, 2000 as the Company has both the ability and the intent to refinance the Zero Coupon Debentures on a long-term basis with amounts available under the Comcast Cable Revolver (see "Comcast Cable Refinancing" below) in the event holders of the Zero Coupon Debentures exercise their rights to require the Company to repurchase the Zero Coupon Debentures in December 2001.

     Comcast Cable Refinancing
     In August 2000, the Company repaid and retired all amounts outstanding under the existing bank credit facilities of its cable communications subsidiaries, totaling approximately $2.4 billion, with the proceeds from a new senior bank credit facility and new commercial paper program. The Company's new senior bank credit facility consists of a $2.25 billion, five-year revolving credit facility and a $2.25 billion, 364-day revolving credit facility (together, the "Comcast Cable Revolver"). The 364-day revolving credit facility supports Comcast Cable's new commercial paper program. The Company borrowed $1.4 billion under the five-year facility and $1.0 billion under the commercial paper program to repay and retire the subsidiaries' credit facilities.

COMCAST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998 (Continued)


     Amounts outstanding under the commercial paper program are classified as long-term in the Company's consolidated balance sheet as of December 31, 2000 as the Company refinanced a portion of these obligations on a long-term basis with proceeds from the Comcast Cable senior notes offerings in January 2001 and has both the ability and the intent to refinance these obligations, if necessary, on a long-term basis with amounts available under the Comcast Cable Revolver.

     ZONES
     During the fourth quarter of 1999, the Company issued 2.0% Exchangeable Subordinated Debentures due 2029 (the "ZONES") in the aggregate principal amount of $1.807 billion. At maturity, holders of the ZONES are entitled to receive in cash an amount equal to the higher of (a) the principal amount of the ZONES, or (b) the market value of two shares of Sprint PCS Stock. Prior to maturity, each ZONES is exchangeable at the holders option for an amount of cash equal to 95% of the market value of two shares of Sprint PCS Stock.

     The ZONES have been accounted for as an indexed debt instrument since the maturity value is dependent upon the fair value of Sprint PCS Stock. Therefore, the carrying value of the ZONES was adjusted each balance sheet date to reflect the fair value of the underlying Sprint PCS Stock with the change included in (income) expense related to indexed debt in the Company's consolidated statement of operations. During the years ended December 31, 2000 and 1999, the Company recorded (income) expense related to indexed debt of ($666.0) million and $666.0 million, respectively. The Company's investment in Sprint PCS was accounted for as available for sale, with changes in fair value being reflected in accumulated other comprehensive income (see Note 4). As of December 31, 2000, the number of Sprint PCS shares held by the Company exceeded the number of ZONES outstanding.

     Debt Assumed
     In connection with the Lenfest Acquisition, the consolidation of Garden State Cable and the Prime Acquisition (see Note 3), the Company assumed aggregate debt of $2.146 billion with interest rates ranging between 6.95% and 10.5%, and maturities between 2001 and 2008.

     Redemptions of Debt
     During 2000, the Company repurchased certain senior subordinated debentures having an aggregate principal amount of $615.7 million. During 1999, the Company repurchased certain senior subordinated debentures having an aggregate principal amount of $192.2 million and repaid $200.0 million in notes payable to insurance companies having an interest rate of 8.6%. In March 1999, the Company issued 8.7 million 3.35% Exchangeable Extendable Subordinated Debentures due 2029 (the "PHONES") for gross proceeds of $718.3 million. At maturity, holders of the PHONES were entitled to receive in cash an amount equal to the higher of (a) the principal amount of the PHONES, or (b) the market value of AT&T common stock. In July 1999, the Company redeemed all $718.3 million principal amount of the PHONES. The Company redeemed the PHONES due to its transaction with AT&T in which it intends to use AT&T shares as consideration for the purchase of cable systems from AT&T (see Note 3).

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

     Extraordinary Items
     Extraordinary items for the years ended December 31, 2000, 1999 and 1998 of $23.6 million, $51.0 million and $4.2 million, respectively, consist of unamortized debt issue costs and debt extinguishment costs, net of related tax

COMCAST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998 (Continued)


     benefits, expensed principally in connection with the redemptions and refinancings of certain indebtedness described above.

     Interest Rates
     Bank debt interest rates vary based upon one or more of the following rates at the option of the Company:

        Prime rate to prime plus .75%;
        Federal Funds rate plus .5% to 1.25%; and LIBOR plus .19% to 1.875%.

     As of December 31, 2000 and 1999, the Company's effective weighted average interest rate on its variable rate debt outstanding was 7.34% and 6.67%, respectively.

     Interest Rate Risk Management
     The Company is exposed to the market risk of adverse changes in interest rates. To manage the volatility relating to these exposures, the Company's policy is to maintain a mix of fixed and variable rate debt and enter into various interest rate derivative transactions as described below.

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

     All derivative transactions must comply with a board-approved derivatives policy. In addition to prohibiting the use of derivatives for trading purposes or that increase risk, this policy requires quarterly monitoring of the portfolio, including portfolio valuation, measuring counterparty exposure and performing sensitivity analyses.

     The following table summarizes the terms of the Company's existing Swaps, Caps and Collars as of December 31, 2000 and 1999 (dollars in millions):

                                       Notional                           Average         Estimated
                                        Amount         Maturities      Interest Rate     Fair Value
                                        ------         ----------      -------------     ----------

     As of December 31, 2000
     Variable to Fixed Swaps            $377.7         2001-2003           5.2%              $3.7
     Fixed to Variable Swaps             450.0         2004-2008           7.7%               3.2

     As of December 31, 1999
     Variable to Fixed Swaps          $1,111.8         2000-2003           5.6%             $16.9
     Fixed to Variable Swaps             300.0            2004             7.7%              (3.9)
     Caps                                140.0            2000             6.8%
     Collar                               50.0            2000           6.3%/4.0%            0.1

     The notional amounts of interest rate instruments, as presented in the above table, are used to measure interest to be paid or received and do not represent the amount of exposure to credit loss. The estimated fair value approximates the proceeds (costs) to settle the outstanding contracts. While Swaps, Caps and Collars represent an integral part of the Company's interest rate risk management program, their incremental effect on interest expense for the years ended December 31, 2000, 1999 and 1998 was not significant.

     Estimated Fair Value
     The Company's long-term debt had estimated fair values of $10.251 billion and $9.231 billion as of December 31, 2000 and 1999, respectively. The estimated fair value of the Company's publicly traded debt is based on quoted

COMCAST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998 (Continued)


     market prices for that debt. Interest rates that are currently available to the Company for issuance of debt with similar terms and remaining maturities are used to estimate fair value for debt issues for which quoted market prices are not available.

     Debt Covenants
     Certain of the Company's subsidiaries' loan agreements contain restrictive covenants which, for example, limit the subsidiaries' ability to enter into arrangements for the acquisition of property and equipment, investments, mergers and the incurrence of additional debt. Certain of these agreements contain financial covenants which require that certain ratios and cash flow levels be maintained and contain certain restrictions on dividend payments and advances of funds to the Company. The Company and its subsidiaries were in compliance with all financial covenants for all periods presented.

     As of December 31, 2000, $286.3 million of the Company's cash, cash equivalents and short-term investments is restricted to use by subsidiaries of the Company under contractual or other arrangements. Restricted net assets of the Company's subsidiaries were approximately $1.1 billion as of December 31, 2000.

     Lines and Letters of Credit
     As of December 31, 2000, certain subsidiaries of the Company had unused lines of credit of $2.182 billion under their respective credit facilities.

     As of December 31, 2000, the Company and certain of its subsidiaries had unused irrevocable standby letters of credit totaling $138.6 million to cover potential fundings under various agreements.

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

     In June 1997, the Company issued the Series B Preferred Stock. The Series B Preferred Stock has a 5.25% pay-in- kind annual dividend. Dividends are paid quarterly through the issuance of additional shares of Series B Preferred Stock (the "Additional Shares") and are cumulative from the issuance date (except that dividends on the Additional Shares will accrue from the date such Additional Shares are issued). The Series B Preferred Stock, including the Additional Shares, is convertible, at the option of the holder, into 42.4 million shares of the Company's Class A Special Common Stock, subject to adjustment in certain limited circumstances, which equals an initial conversion price of $11.77 per share, increasing as a result of the Additional Shares to $16.96 per share on June 30, 2004. The Series B Preferred Stock is mandatorily redeemable on June 30, 2017, or, at the option of the Company beginning on June 30, 2004 or at the option of the holder on June 30, 2004 or on June 30, 2012. Upon redemption, the Company, at its option, may redeem the Series B Preferred Stock with cash, Class A Special Common Stock or a combination thereof. The Series B Preferred Stock is generally non-voting. In December 2000, the Company issued approximately 38.3 million shares of its Class A Special Common Stock to the holder in connection with the holder's election to convert $533.6 million at redemption value of Series B Preferred Stock. As the Company intends to redeem the Series B Preferred Stock with Class A Special Common Stock upon redemption, the Series B Preferred Stock has been classified as a component of stockholders' equity as of December 31, 2000 and 1999.

     Common Stock
     The Company's Class A Special Common Stock is generally nonvoting and each share of the Company's Class A Common Stock is entitled to one vote. Each share of the Company's Class B Common Stock is entitled to fifteen

COMCAST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998 (Continued)


     votes and is convertible, share for share, into Class A or Class A Special Common Stock, subject to certain restrictions.

     Stock Split
     In March 1999, the Company's board of directors authorized an increase in the number of authorized shares of the Company's Class A Special Common Stock from 500 million shares to 2.5 billion shares and also authorized a two- for-one stock split in the form of a 100% stock dividend (the "Stock Split") payable in May 1999. The dividend was paid in Class A Special Common Stock to the holders of Class A Common, Class A Special Common and Class B Common Stock. The average number of shares outstanding and related prices, per share amounts, share conversions and stock option data have been retroactively restated to reflect the Stock Split. The Company's board of directors also eliminated the quarterly cash dividend of $.0117 per share on all classes of its common stock. The last quarterly cash dividend was paid in March 1999.

     Repurchase Program
     Based on the trade date for stock repurchases, during the years ended December 31, 2000, 1999 and 1998, the Company repurchased 9.1 million shares, 1.0 million shares and 0.6 million shares, respectively, of its common stock for aggregate consideration of $324.9 million, $30.7 million and $12.9 million, respectively, pursuant to its Board-authorized repurchase programs.

     As part of the repurchase program, during the years ended December 31, 2000, 1999 and 1998, the Company sold Comcast Put Options on 2.0 million shares, 5.5 million shares and 4.0 million shares of its Class A Special Common Stock, respectively. The Comcast Put Options give the holder the right to require the Company to repurchase such shares at specified prices on specific dates. All Comcast Put Options sold during 1999 and 1998 expired unexercised. Comcast Put Options on 0.7 million shares expired unexercised during the fourth quarter of 2000 with the remaining Comcast Put Options set to mature on specific dates during the first quarter of 2001. The amount the Company would be obligated to pay to repurchase such shares upon exercise of the outstanding Comcast Put Options, totaling $54.6 million, was reclassified from additional capital to common equity put options in the Company's December 31, 2000 consolidated balance sheet. The difference between the proceeds from the sale of the Comcast Put Options and their estimated fair value was not significant as of December 31, 2000.

     Share Exchanges
     During the years ended December 31, 2000 and 1999, the Company issued approximately 1.0 million shares and 4.6 million shares of its Class A Special Common Stock, respectively, in exchange for approximately 1.1 million shares and 4.9 million shares of its Class A Common Stock, respectively. The Class A Common Stock was subsequently retired.

     Stock-Based Compensation Plans
     As of December 31, 2000, the Company and its subsidiaries have several stock-based compensation plans for certain employees, officers, directors and other persons designated by the applicable compensation committees of the boards of directors of the Company and its subsidiaries. These plans are described below.

     Comcast Option Plans. The Company maintains qualified and nonqualified stock option plans for certain employees, directors and other persons under which fixed stock options are granted and the option price is generally not less than the fair value of a share of the underlying stock at the date of grant (collectively, the "Comcast Option Plans"). Under the Comcast Option Plans, 59.3 million shares of Class A Special Common Stock were reserved as of December 31, 2000. Option terms are generally from five to 10 1/2 years, with options generally becoming exercisable between two and 9 1/2 years from the date of grant.

COMCAST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998 (Continued)


     A summary of the activity of the Comcast Option Plans as of and for the years ended December 31, 2000, 1999 and 1998 is presented below (options in thousands):


                                              2000                      1999                       1998
                                      ---------------------     ---------------------     -----------------------
                                                  Weighted-                 Weighted-                   Weighted-
                                                   Average                   Average                     Average
                                                  Exercise                  Exercise                    Exercise
                                       Options      Price        Options      Price        Options        Price
                                      ---------  -----------    ---------  -----------    ---------    -----------
     Class A Special Common Stock

     Outstanding at beginning of year    40,416    $16.01        43,002      $11.09        32,220         $7.75

     Granted                             15,300     39.43         7,403       34.16        16,350         16.53

     Exercised                           (4,805)     8.60        (7,527)       6.76        (3,970)         6.60

     Canceled                            (1,293)    25.98        (2,462)      12.90        (1,598)        10.48
                                      ---------               ---------                 ---------
     Outstanding at end of year          49,618     23.69        40,416       16.01        43,002         11.09
                                      =========               =========                 =========
     Exercisable at end of year          13,267     11.35        10,947        8.19        15,390         $7.30
                                      =========               =========                 =========


     Class B Common Stock

     Outstanding at beginning of year                                                         658         $2.85

     Exercised                                                                               (658)         2.85
                                                                                        ---------
     Outstanding at end of year
                                                                                        =========


     Exercisable at end of year
                                                                                        =========

     The following table summarizes information about the Class A Specia l Common Stock options outstanding under the Comcast Option Plans as of December 31, 2000 (options in thousands):


                                                     Options Outstanding                 Options Exercisable
                                          ------------------------------------------  -------------------------
                                                           Weighted-
                                                            Average       Weighted-                 Weighted-
     Range of                                Number        Remaining       Average      Number       Average
     Exercise                              Outstanding    Contractual     Exercise    Exercisable    Exercise
     Prices                                at 12/31/00       Life           Price     at 12/31/00     Price
     -------------------                  ------------- ---------------  -----------  -----------  ------------
     $4.17 to $10.58                           13,088      3.4 years       $8.26        8,297        $8.14

     $11.00 to $16.94                          12,385      7.3 years      $16.19        4,182       $15.99

     $17.09 to $37.56                          13,066      8.6 years      $31.61          756       $19.42

     $37.75 to $53.13                          11,079      9.3 years      $40.96           32       $46.00
                                          -----------                              ----------
                                               49,618                                  13,267
                                          ===========                              ==========

     The weighted-average fair value at date of grant of a Class A Special Common Stock option granted under the Comcast Option Plans during 2000, 1999 and 1998 was $21.20, $20.41 and $8.54, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: dividend yield of -0-%, -0-% and .44% for 2000, 1999 and 1998, respectively; expected volatility of 35.8%, 36.1% and 31.3% for 2000, 1999 and 1998, respectively; risk-free interest rate of 6.3%, 5.8% and 5.6% for 2000, 1999 and 1998, respectively; expected option lives of 8.0 years, 9.9 years and 9.9 years for 2000, 1999 and 1998, respectively; and a forfeiture rate of 3.0% for all years.

COMCAST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998 (Continued)


     Subsidiary Option Plans. Certain of the Company's subsidiaries maintain qualified and nonqualified combination stock option/stock appreciation rights ("SAR") plans (collectively, the "Tandem Plans") for employees, officers, directors and other designated persons. Under the Tandem Plans, the option price is generally not less than the fair value, as determined by an independent appraisal, of a share of the underlying common stock at the date of grant. If the SAR feature of the Tandem Plans is elected by the eligible participant, the participant receives 75% of the excess of the fair value of a share of the underlying common stock over the exercise price of the option to which it is attached at the exercise date. Option holders have stated an intention not to exercise the SAR feature of the Tandem Plans. Because the exercise of the option component is more likely than the exercise of the SAR feature, compensation expense is measured based on the stock option component. Under the Tandem Plans, option/SAR terms are ten years from the date of grant, with options/SARs generally becoming exercisable over four to five years from the date of grant.

     The QVC Tandem Plan is the most significant of the Tandem Plans. Summary information related to the QVC Tandem Plan as of December 31, 2000, 1999 and 1998 is presented below (options/SARs in thousands):


                                                                   2000            1999           1998
                                                                -----------     ----------     -----------

Options/SARs outstanding at end
   of year......................................................        219            200             206
                                                                ===========     ==========     ===========
Weighted-average exercise price of
   options/SARs outstanding
   at end of year...............................................    $789.51        $618.02         $500.82
                                                                ===========     ==========     ===========
Options/SARs exercisable at end
   of year......................................................         79             80              37
                                                                ===========     ==========     ===========

Weighted-average exercise price
   of options/SARs exercisable
   at end of year...............................................    $606.92        $505.86         $397.46
                                                                ===========     ==========     ===========


     As of the latest valuation date, the fair value of a share of QVC Common Stock was $1,216.00.

COMCAST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998 (Continued)


     Had compensation expense for the Company's aforementioned stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans under the provisions of SFAS No. 123, the Company's net income and net income per share would have changed to the pro forma amounts indicated below (dollars in millions, except per share data):


                                                                    2000             1999            1998
                                                                 ----------       ----------      ----------
     Net income  - As reported.................................    $2,021.5         $1,065.7          $972.1
     Net income  - Pro forma...................................     1,918.1          1,005.5           936.4

     Net income  for common stockholders -
          As reported..........................................    $1,998.0         $1,036.0          $943.0
     Net income  for common stockholders -
          Pro forma............................................     1,894.6            975.8           907.3

     Basic earnings  for common stockholders
          per common share - As reported.......................       $2.24            $1.38           $1.29
     Basic earnings  for common stockholders
          per common share - Pro forma.........................        2.13             1.30            1.24

     Diluted earnings  for common stockholders
          per common share - As reported.......................       $2.13            $1.30           $1.21
     Diluted earnings  for common stockholders
          per common share - Pro forma.........................        2.02             1.23            1.17


     The pro forma effect on net income and net income per share for the years ended December 31, 2000, 1999 and 1998 by applying SFAS No. 123 may not be indicative of the pro forma effect on net income or loss in future years since SFAS No. 123 does not take into consideration pro forma compensation expense related to awards made prior to January 1, 1995 and since additional awards in future years are anticipated.

     Other Stock-Based Compensation Plans
     The Company maintains a restricted stock program under which management employees may be granted restricted shares of the Company's Class A Special Common Stock. The shares awarded vest annually, generally over a period not to exceed five years from the date of the award, and do not have voting or dividend rights until vesting occurs. At December 31, 2000, there were 1.2 million unvested shares granted under the program, of which 728,000 vested in January 2001. During the years ended December 31, 2000, 1999 and 1998, 504,000, 170,000 and 656,000 shares were granted under the program, respectively, with a weighted-average grant date market value of $37.80, $43.22 and $17.33 per share, respectively. Compensation expense recognized during the years ended December 31, 2000, 1999 and 1998 under this program was $9.2 million, $4.7 million and $5.3 million, respectively.

     Certain of the Company's subsidiaries have SAR plans for certain employees, officers, directors and other persons (the "SAR Plans"). Under the SAR Plans, eligible participants are entitled to receive a cash payment equal to 100% of the excess, if any, of the fair value of a share of the underlying common stock at the exercise date over the fair value of such a share at the grant date. The SARs have a term of ten years from the date of grant and become exercisable over four to five years from the date of grant. Compensation expense related to the SAR Plans of $2.2 million, $6.4 million and $14.8 million was recorded during the years ended December 31, 2000, 1999 and 1998, respectively. Compensation expense during the year ended December 31, 1998 included $11.6 million related to the termination of a subsidiary SAR Plan.

COMCAST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998 (Continued)


7.   INCOME TAXES

     The  Company   joins  with  its  80%  or  more  owned   subsidiaries   (the
     "Consolidated Group") in filing consolidated federal income tax returns. QVC and E! Entertainment, each file separate consolidated federal income tax returns. Income tax expense consists of the following components:

                                                                              Year Ended December 31,
                                                                         2000           1999           1998
                                                                       ---------      --------       --------
                                                                               (Dollars in millions)

     Current expense
     Federal.........................................................     $321.4        $606.7         $135.5
     State...........................................................       42.8         188.4           27.5
     Foreign.........................................................        2.5           2.0
                                                                       ---------      --------       --------
                                                                           366.7         797.1          163.0
                                                                       ---------      --------       --------

     Deferred expense (benefit)
     Federal.........................................................      998.6         (65.2)         424.6
     State...........................................................       76.0          (8.2)           6.4
                                                                       ---------      --------       --------
                                                                         1,074.6         (73.4)         431.0
                                                                       ---------      --------       --------
     Income tax expense..............................................   $1,441.3        $723.7         $594.0
                                                                       =========      ========       ========

     The effective income tax expense of the Company differs from the statutory amount because of the effect of the following items:


                                                                              Year Ended December 31,
                                                                         2000           1999           1998
                                                                       ---------      --------       --------
                                                                               (Dollars in millions)
                                                                                      --------       --------

     Federal tax at statutory rate...................................   $1,260.6        $525.0         $545.1
     Non-deductible depreciation and amortization....................      102.1          49.8           41.0
     State income taxes, net of federal benefit......................       77.2         117.1           22.0
     Foreign (income) losses and equity in net losses of affiliates..        8.0          (2.0)         (11.2)
     Other...........................................................       (6.6)         33.8           (2.9)
                                                                       ---------      --------       --------

     Income tax expense..............................................   $1,441.3        $723.7         $594.0
                                                                       =========      ========       ========

COMCAST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998 (Continued)


     Significant components of the Company's net deferred tax liability are as follows:


                                                                              December 31,
                                                                         2000             1999
                                                                       ---------        ---------
                                                                         (Dollars in millions)
                                                                                        ---------

     Deferred tax assets:
        Net operating loss carryforwards........................          $289.8           $240.0
        Reserves for bad debts and obsolete inventory...........           109.0            106.9
        Differences between book and tax basis of
          indexed debt securities...............................                            223.1
        Other...................................................           163.5            153.5
        Less: Valuation allowance...............................                           (178.2)
                                                                       ---------        ---------
                                                                           562.3            545.3
                                                                       ---------        ---------

     Deferred tax liabilities:
        Temporary differences, principally book and tax basis
          of property and equipment and deferred charges........         5,234.8          1,854.5
        Differences between book and tax basis
          in investments........................................         1,838.2          3,959.9
        Differences between book and tax basis of
          indexed debt securities...............................            65.9
                                                                       ---------        ---------
                                                                         7,138.9          5,814.4
                                                                       ---------        ---------
     Net deferred tax liability.................................        $6,576.6         $5,269.1
                                                                       =========        =========

     The Company recorded $3.308 billion of deferred income tax liabilities in 2000 in connection with acquisitions principally related to basis differences in property and equipment and deferred charges. The Company recorded ($3.055) billion, $2.730 billion and $489.4 million of deferred income taxes in 2000, 1999 and 1998, respectively, in connection with unrealized (losses) gains on marketable securities which are included in other comprehensive income.

     The Company has recorded net deferred tax liabilities of $789.9 million and $2.119 billion, as of December 31, 2000 and 1999, respectively, which have been included in current liabilities, related primarily to current investments. The Company has net operating loss carryforwards of approximately $470.0 million which expire primarily in periods through 2019.

8.   STATEMENT OF CASH FLOWS - SUPPLEMENTAL INFORMATION

     The Company made cash payments for interest of $705.8 million, $529.2 million and $418.9 million during the years ended December 31, 2000, 1999 and 1998, respectively.

     The Company made cash payments for income taxes of $669.0 million, $190.5 million and $129.2 million during the years ended December 31, 2000, 1999 and 1998, respectively. The current tax payments principally relate to capital gains on security transactions, liquidated damages, and the income attributable to QVC.

     During the year ended December 31, 2000, the Company acquired all of the capital stock and/or partnership interests not previously owned by the Company of Lenfest, Garden State Cable, Jones Intercable, Prime and Comcast MHCP, principally through the issuance of the Company's Class A Special Common Stock and the conversion of convertible notes. In addition, on December 31, 2000, the Company completed its cable systems

COMCAST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998 (Continued)


     exchange with AT&T (see Note 3). The fair values of the assets and liabilities acquired by the Company during the year ended December 31, 2000 are presented as follows (in millions):


          Current assets...............................           $198.1
          Investments..................................            437.3
          Property, plant & equipment..................          1,030.9
          Deferred charges.............................         14,558.6
          Current liabilities..........................           (282.4)
          Long-term debt...............................         (2,146.5)
          Deferred income taxes........................         (3,308.0)
                                                            ------------
               Net assets acquired.....................        $10,488.0
                                                            ============

9.   COMMITMENTS AND CONTINGENCIES

     Commitments
     The Company and the owners of the 34% interest in Comcast Spectacor that the Company does not own (the "Minority Group") each have the right to initiate an "exit" process under which the fair market value of Comcast Spectacor would be determined by appraisal. Following such determination, the Company would have the option to acquire the interests in Comcast Spectacor owned by the Minority Group based on the appraised fair market value. In the event the Company did not exercise this option, the Company and the Minority Group would then be required to use their best efforts to sell Comcast Spectacor.

     The Walt Disney Company ("Disney"), in certain circumstances, is entitled to cause Comcast Entertainment Holdings LLC ("Entertainment Holdings"), which is owned 50.1% by the Company and 49.9% by Disney, to purchase Disney's entire interest in Entertainment Holdings at its then fair market value (as determined by an appraisal process). If Entertainment Holdings elects not to purchase Disney's interests, Disney has the right, at its option, to purchase either the Company's entire interest in Entertainment Holdings or all of the shares of stock of E! Entertainment held by Entertainment Holdings in each case at fair market value. In the event that Disney exercises its rights, as described above, a portion or all of the Disney Notes (see Note 5) may be replaced with a three year note due to Disney.

     Liberty Media Group ("Liberty"), a majority owned subsidiary of AT&T, may, at certain times, trigger the exercise of certain exit rights with respect to its investment in QVC. If the exit rights are triggered, the Company has first right to purchase the stock in QVC held by Liberty at Liberty's pro rata portion of the fair market value (on a going concern or liquidation basis, whichever is higher, as determined by an appraisal process) of QVC. The Company may pay Liberty for such stock, subject to certain rights of Liberty to consummate the purchase in the most tax- efficient method available, in cash, the Company's promissory note maturing not more than three years after issuance, the Company's equity securities or any combination thereof. If the Company elects not to purchase the stock of QVC held by Liberty, then Liberty will have a similar right to purchase the stock of QVC held by the Company. If Liberty elects not to purchase the stock of QVC held by the Company, then Liberty and the Company will use their best efforts to sell QVC.

COMCAST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998 (Continued)


     Minimum  annual  rental   commitments  for  office  space,   equipment  and
     transponder service agreements under noncancellable operating leases as of December 31, 2000 are as follows:
                                                           (Dollars
                                                          in millions)
                                                          ------------

              2001........................................   $73.0
              2002........................................    59.7
              2003........................................    55.9
              2004........................................    50.8
              2005........................................    41.5
              Thereafter..................................   228.0

     Rental expense of $76.7 million, $71.1 million and $64.8 million for 2000, 1999 and 1998, respectively, has been charged to operations.

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

COMCAST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998 (Continued)


10.  FINANCIAL DATA BY BUSINESS SEGMENT

     The following represents the Company's significant business segments, "Cable" and "Commerce." The components of net income (loss) below operating income (loss) are not separately evaluated by the Company's management on a segment basis (see the Company's consolidated statement of operations) (dollars in millions).

                                                                                                      Corporate
                                                                             Cable       Commerce     and Other(1)    Total
                                                                            --------     --------     -----------   --------
   2000
   Revenues ............................................................    $4,185.0     $3,535.9        $497.7     $8,218.6
   Operating income (loss) before depreciation and amortization (2) ....     1,899.6        619.2         (48.5)     2,470.3
   Depreciation and amortization .......................................     2,417.7        125.9          87.7      2,631.3
   Operating income (loss) .............................................      (518.1)       493.3        (136.2)      (161.0)
   Interest expense ....................................................       515.7         34.9         140.8        691.4
   Assets ..............................................................    25,750.3      2,503.0       7,491.2     35,744.5
   Long-term debt ......................................................     6,711.0        302.0       3,504.4     10,517.4
   Capital expenditures ................................................     1,248.1        155.9         232.8      1,636.8
   1999
   Revenues ............................................................    $2,929.3     $3,167.4        $432.5     $6,529.2
   Operating income (loss) before depreciation and amortization (2) ....     1,353.0        538.8         (11.8)     1,880.0
   Depreciation and amortization .......................................     1,026.6        117.2          72.2      1,216.0
   Operating income (loss) .............................................       326.4        421.6         (84.0)       664.0
   Interest expense ....................................................       353.0         39.6         145.7        538.3
   Assets ..............................................................    10,855.3      2,243.6      15,586.7     28,685.6
   Long-term debt ......................................................     4,735.3        476.7       3,495.2      8,707.2
   Capital expenditures ................................................       739.6         80.1          74.1        893.8
   1998
   Revenues ............................................................    $2,277.4     $2,676.4        $465.2     $5,419.0
   Operating income (loss) before depreciation and amortization (2) ....     1,096.6        434.2         (34.1)     1,496.7
   Depreciation and amortization .......................................       674.2        126.1         139.3        939.6
   Operating income (loss) .............................................       422.4        308.1        (173.4)       557.1
   Interest expense ....................................................       223.6         51.1         192.0        466.7
   Assets ..............................................................     6,449.4      2,101.8       6,159.3     14,710.5
   Long-term debt ......................................................     3,462.1        626.8       1,375.3      5,464.2
   Capital expenditures ................................................       711.1         67.2         120.6        898.9

--------------
(1) Other includes segments not meeting certain quantitative guidelines for reporting. Other includes certain operating businesses such as
     Comcast-Spectacor, E! Entertainment, the Company's domestic wireline telecommunications and international wireless operations, the Company's consolidated UK cable and telecommunications operations (prior to October 29, 1998), the Company's DBS operations (prior to April 1, 1998) and elimination entries related to the segments presented. Corporate and other assets consist primarily of the Company's investments (see Note 4).
(2) Operating income (loss) before depreciation and amortization is commonly referred to in the Company's businesses as "operating cash flow (deficit)." Operating cash flow is a measure of a company's ability to generate cash to service its obligations, including debt service obligations, and to finance capital and other expenditures. In part due to the capital intensive nature of the Company's businesses and the resulting significant level of non-cash depreciation and amortization expense, operating cash flow is frequently used as one of the bases for comparing businesses in the Company's industries, although the Company's measure of operating cash flow may not be comparable to similarly titled measures of other companies. Operating cash flow is the primary basis used by the Company's management to measure the operating performance of its businesses. Operating cash flow does not purport to represent net income or net cash provided by operating activities, as those terms are defined under generally accepted accounting principles, and should not be considered as an alternative to such measurements as an indicator of the Company's performance.

COMCAST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2000, 1999 and 1998 (Concluded)

11.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                                                     First      Second      Third       Fourth       Total
                                                                    Quarter     Quarter    Quarter   Quarter (3)     Year
                                                                    -------     -------    -------   ----------      ----
                                                                            (Dollars in millions, except per share data)
   2000 (1)
   Revenues .....................................................   $1,938.9    $1,912.1   $1,960.0     $2,407.6    $8,218.6
   Operating income before depreciation and amortization (2) ....      586.9       602.8      605.7        674.9     2,470.3
   Operating income (loss) ......................................       41.2       (31.6)     (56.4)      (114.2)     (161.0)
   Income (loss) from continuing operations
            before extraordinary items ..........................     (186.4)      198.8    1,249.1        783.6     2,045.1
   Basic earnings (loss) for common
            stockholders per common share
     Income (loss) from continuing operations
            before extraordinary items ..........................       (.23)        .21       1.37          .87        2.27
     Net income (loss) ..........................................       (.24)        .20       1.37          .86        2.24
   Diluted earnings (loss) for common
            stockholders per common share
     Income (loss) from continuing operations
            before extraordinary items ..........................       (.23)        .20       1.29          .81        2.16
     Net income (loss) ..........................................       (.24)        .19       1.29          .80        2.13

   1999 (1)
   Revenues .....................................................   $1,446.7    $1,549.2   $1,599.3     $1,934.0    $6,529.2
   Operating income before depreciation and amortization (2) ....      425.1       457.3      463.9        533.7     1,880.0
   Operating income .............................................      186.6       149.8      151.0        176.6       664.0
   Income (loss) from continuing operations
            before extraordinary items ..........................      101.8       826.3       20.4       (167.6)      780.9
   Basic earnings (loss) for common
            stockholders per common share
     Income (loss) from continuing operations
            before extraordinary items ..........................        .13        1.10        .02         (.23)       1.00
     Net income (loss) ..........................................        .10        1.10        .44         (.24)       1.38
   Diluted earnings (loss) for common
            stockholders per common share
     Income (loss) from continuing operations
            before extraordinary items ..........................        .12        1.01        .03         (.23)        .95
     Net income (loss) ..........................................        .10        1.01        .41         (.24)       1.30

--------------
(1) Results of operations for 2000 were affected by the Lenfest Acquisition in the first quarter, the Prime Acquisition and the gain recognized on the Excite@Home transaction in the third quarter, the gain on the AT&T cable systems exchange in the fourth quarter and the ZONES fair value adjustments throughout 2000 (see Notes 3 and 5). Results of operations for 1999 were affected by the acquisition of a controlling interest in Jones Intercable and the receipt of the MediaOne termination fee in the second quarter and the ZONES fair value adjustment in the fourth quarter (see Notes 3 and 5).
(2)  See Note 10, note 2.
(3) The Company's consolidated results of operations for the fourth quarter of 2000 and 1999 are also affected by the seasonality of the Company's commerce operations.

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

     The information called for by Item 10, Directors and Executive Officers of the Registrant (except for the information regarding executive officers called for by Item 401 of Regulation S-K which is included in Part I hereof as Item 4A in accordance with General Instruction G(3)), Item 11, Executive Compensation,
Item 12, Security  Ownership of Certain  Beneficial  Owners and Management,  and
Item 13, Certain Relationships and Related Transactions, is hereby incorporated by reference to our definitive Proxy Statement for our Annual Meeting of Shareholders presently scheduled to be held in June 2001, which shall be filed with the Securities and Exchange Commission within 120 days of the end of our latest fiscal year.

                                     PART IV

ITEM 14 EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) The following consolidated financial statements of ours are included in
Part II, Item 8:

           Independent Auditors' Report.................................31
           Consolidated Balance Sheet--December 31, 2000 and 1999.......32
           Consolidated Statement of Operations--Years
             Ended December 31, 2000, 1999 and 1998.....................33
           Consolidated Statement of Cash Flows--Years
             Ended December 31, 2000, 1999 and 1998.....................34
           Consolidated Statement of Stockholders' Equity--
             Years Ended December 31, 2000, 1999 and 1998...............35
           Notes to Consolidated Financial Statements...................36

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

     (c) Reports on Form 8-K:

         None.

     (d) Exhibits required to be filed by Item 601 of Regulation S-K:

          3.1(a)     Amended and  Restated  Articles of  Incorporation  filed on
                     July 24, 1990  (incorporated by reference to Exhibit 3.1(a)
                     to our  Annual  Report  on Form  10-K  for the  year  ended
                     December 31, 1995).
          3.1(b)     Amendment to Restated  Articles of  Incorporation  filed on
                     July 14, 1994  (incorporated by reference to Exhibit 3.1(b)
                     to our  Annual  Report  on Form  10-K  for the  year  ended
                     December 31, 1995).
          3.1(c)     Amendment to Restated  Articles of  Incorporation  filed on
                     July 12, 1995  (incorporated by reference to Exhibit 3.1(c)
                     to our  Annual  Report  on Form  10-K  for the  year  ended
                     December 31, 1995).
          3.1(d)     Amendment to Restated  Articles of  Incorporation  filed on
                     June 24, 1996  (incorporated by reference to Exhibit 4.1(d)
                     to our  Registration  Statement  on Form S-3,  as  amended, filed on July 16, 1996).
          3.1(e)     Form of Statement of  Designations,  Preferences and Rights
                     of  Series B  Convertible  Preferred  Stock of the  Company
                     (incorporated  by reference to Exhibit 3.1 to our Quarterly
                     Report on Form 10-Q for the quarter ended June 30, 1997).
          3.1(f)     Amendment to Restated Articles of Incorporation.
          3.2        Amended and Restated By-Laws  (incorporated by reference to
                     Exhibit  3.1 to our  Quarterly  Report on Form 10-Q for the
                     quarter ended March 31, 1999).
          4.1        Specimen Class A Common Stock Certificate  (incorporated by reference to Exhibit 2(a) to our Registration  Statement on
                     Form S-7 filed on September 17, 1980).
          4.2        Specimen   Class  A  Special   Common   Stock   Certificate
                     (incorporated  by  reference  to Exhibit 4(2) to our Annual
                     Report on Form 10-K for the year ended December 31, 1986).
          4.3        Indenture,  dated  as of  October  17,  1991,  between  the
                     Company and Bank of  Montreal/Harris  Trust  (successor  to
                     Morgan  Guaranty  Trust  Company of New  York),  as Trustee
                     (incorporated  by  reference  to  Exhibit 2 to our  Current
                     Report on Form 8-K filed on October 31, 1991).

          4.4 Form of Debenture relating to our 10-1/4% Senior Subordinated Debentures due 2001 (incorporated by reference to Exhibit 4(19) to our Annual Report on Form 10-K for the year ended December 31, 1991).
          4.5 Form of Debenture relating to our $300,000,000 10-5/8% Senior Subordinated Debentures due 2012 (incorporated by reference to Exhibit 4(17) to our Annual Report on Form 10-K for the year ended December 31, 1992).
          4.6 Indenture, dated as of February 20, 1991, between us and Bankers Trust Company, as Trustee (incorporated by reference to Exhibit 4.3 to our Registration Statement on Form S-3, filed on January 11, 1990).
          4.7 Form of Debenture relating to our $1,477,750,000 Principal Amount at Maturity of Zero Coupon Convertible Debentures due 2020.
          10.1* Comcast Corporation 1986 Non-Qualified Stock Option Plan, as amended and restated, effective December 10, 1996 (incorporated by reference to Exhibit 10.3 to our Annual Report on Form 10-K for the year ended December 31, 1996).
          10.2* Comcast Corporation 1987 Stock Option Plan, as amended and restated, effective December 15, 1998 (incorporated by reference to Exhibit 10.2 to our Annual Report on Form 10-K for the year ended December 31, 1998).
          10.3* Comcast Corporation 1996 Stock Option Plan, as amended and restated, effective June 21, 1999 (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 1999).
          10.4*      Comcast  Corporation  1996 Deferred  Compensation  Plan, as
                     amended and restated, effective December 19, 2000.
          10.5*      Comcast  Corporation 1990 Restricted Stock Plan, as amended and restated, effective June 21, 1999 (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 1999).
          10.6* 1992 Executive Split Dollar Insurance Plan (incorporated by reference to Exhibit 10(12) to our Annual Report on Form 10-K for the year ended December 31, 1992).
          10.7* Comcast Corporation 1996 Cash Bonus Plan, as amended and restated, effective December 19, 2000.
          10.8*      Comcast  Corporation  1996  Executive  Cash Bonus Plan,  as
                     amended and restated, effective December 19, 2000.
          10.9*      Compensation  and  Deferred  Compensation  Agreement by and
                     between Comcast Corporation and Ralph J. Roberts, as amended and restated (incorporated by reference to Exhibit
                     10.2 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2000).
          10.10* Compensation Agreement by and between Comcast Corporation and Brian L. Roberts (incorporated by reference to Exhibit
                     10.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2000).
          10.11 The Comcast Corporation Retirement-Investment Plan, as amended and restated (incorporated by reference to Exhibit
                     10.3 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2000).
          10.12 Defined Contribution Plans Master Trust Agreement, between Comcast Corporation and State Street Bank and Trust Company (incorporated by reference to Exhibit 10.2 to our Registration Statement on Form S-8 filed on October 5,
                     1995).
          10.13 Tax Sharing Agreement, dated as of December 2, 1992, among Storer Communications, Inc., TKR Cable I, Inc., TKR Cable II, Inc., TKR Cable III, Inc., AT&T Corp. (as successor to Tele-Communications, Inc.), the Company and each of the Departing Subsidiaries that are signatories thereto (incorporated by reference to Exhibit 4 to our Current Report on Form 8-K filed on December 17, 1992, as amended by Form 8 filed January 8, 1993).
          10.14* Comcast Corporation 1997 Deferred Stock Option Plan, as amended and restated, effective December 19, 2000.

----------
* Constitutes a management contract or compensatory plan or arrangement.

          10.15 Amended and Restated Stockholders Agreement, dated as of February 9, 1995, among the Company, Comcast QVC, Inc., QVC Programming Holdings, Inc., Liberty Media Corporation, QVC Investment, Inc. and Liberty QVC, Inc. (incorporated by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 1995).

          10.16(a) Credit Agreement, dated as of February 15, 1995, among QVC, Inc. and the Banks listed therein (incorporated by reference to Exhibit (b)(6) to Amendment No. 21 to the Tender Offer Statement on Schedule 14D-1 filed on February 17, 1995 by QVC Programming Holdings, Inc., the Company and AT&T Corp. (as successor to Tele-Communications, Inc.) with respect to the tender offer for all outstanding shares of QVC, Inc.).

          10.16(b)** Amendment  No. 3, dated as of July 19, 1996,  to the Credit
                     Agreement, dated as of February 15, 1995, among QVC, Inc. and the Banks listed therein.
          10.17 Indenture dated as of May 1, 1997, between Comcast Cable Communications, Inc. and The Bank of New York (as successor in interest to Bank of Montreal Trust Company), as Trustee, in respect of Comcast Cable Communications, Inc.'s 8-1/8% Notes due 2004, 8-3/8% Notes due 2007, 8-7/8% Notes due 2017, 8-1/2% Notes due 2027, 6.20% Notes due 2008, 6.375%
                     Notes due 2006 and 6.75% Notes due 2011 (incorporated by reference to Exhibit 4.1(a) to the Registration Statement on Form S-4 of Comcast Cable Communications, Inc.).
          10.18 Purchase and Sale Agreement dated as of January 19, 1999 among SBC Communications Inc., Comcast Cellular Holdings Corporation, Comcast Financial Corporation and Comcast Corporation (incorporated by reference to Exhibit 10.34 to our Annual Report on Form 10-K for the year ended December 31, 1998).
          10.19      Agreement  and Plan of  Merger,  dated as of  November  16,
                     1999,  by  and  among  Comcast  Corporation,   Comcast  LCI
                     Holdings, Inc., a wholly owned subsidiary of Comcast, Lenfest Communications, Inc. ("Lenfest") and Lenfest's stockholders as named therein. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on December 13, 1999).
          10.20 Asset Exchange Agreement, dated as of August 11, 2000, among AT&T Corp. and Comcast Corporation (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).
          10.21 Agreement and Plan of Reorganization, dated as of August 11, 2000, among Comcast Corporation, Comcast Cable Communications, Inc., Comcast CCCI II, LLC, Comcast Teleport, Inc., Comcast Heritage, Inc., Comcast Communications Properties, Inc., and AT&T Corp (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended September 30,
                     2000).
          10.22 Five-Year Revolving Credit Agreement, dated as of August 24, 2000, among Comcast Cable Communications, Inc. and the Financial Institutions Party Hereto, Banc of America Securities LLC and Chase Securities Inc., as Joint Lead Arrangers and Joint Book Managers, BNY Capital Markets, Inc. and Salomon Smith Barney Inc., as Co-Arrangers, Bank of America, N.A., as Administrative Agent, Swing Line
                     Lender and Letter of Credit Issuing Lender, Chase Securities Inc., as Syndication Agent and Citibank, N.A. and The Bank of New York, as Co- Documentation Agents (incorporated by reference to Exhibit 10.4 to the Comcast Cable Communications, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).
          10.23 364-Day Revolving Credit Agreement, dated as of August 24, 2000, among Comcast Cable Communications, Inc. and the Financial Institutions Party Hereto, Banc of America Securities LLC and Chase Securities Inc., as Joint Lead Arrangers and Joint Book Managers, BNY Capital Markets, Inc. and Salomon Smith Barney Inc., as Co-Arrangers, Bank of America, N.A., as Administrative Agent, Chase Securities Inc., as Syndication Agent and Citibank, N.A. and The Bank of New York, as Co-Documentation Agents (incorporated by reference to Exhibit 10.5 to the Comcast Cable Communications, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).

----------
** Pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K, the Registrant agrees to furnish a copy of the referenced agreement to the Commission upon request.

          10.24      Asset  Exchange  Closing  Agreement  dated as of January 1,
                     2001  among  Comcast  Corporation,   the  Comcast  Parties,
                     Adelphia   Communications   Corporation  and  the  Adelphia
                     Parties.
          21         List of Subsidiaries.
          23.1       Consent of Deloitte & Touche LLP.
          23.2       Consent of KPMG LLP.
          99.1       Report of Independent  Public  Accountants to QVC, Inc. for
                     the year ended December 31, 1998.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in Philadelphia, Pennsylvania on March 2, 2001.


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

     Signature                                   Title                               Date
     ---------                                   -----                               ----

/s/ Ralph J. Roberts          Chairman of the Board of Directors; Director           March 2, 2001
--------------------------
Ralph J. Roberts

/s/ Julian A. Brodsky           Vice Chairman of the Board of Directors;             March 2, 2001
--------------------------                     Director
Julian A. Brodsky

/s/ Brian L. Roberts            President; Director (Principal Executive             March 2, 2001
--------------------------                     Officer)
Brian L. Roberts

/s/ John R. Alchin                Executive Vice President, Treasurer                March 2, 2001
--------------------------            (Principal Financial Officer)
John R. Alchin

/s/ Lawrence J. Salva                   Senior Vice President                        March 2, 2001
--------------------------         (Principal Accounting Officer)
Lawrence J. Salva

/s/ Sheldon M. Bonovitz                         Director                             March 2, 2001
--------------------------
Sheldon M. Bonovitz

/s/ Joseph L. Castle II                         Director                             March 2, 2001
--------------------------
Joseph L. Castle II

/s/ Felix G. Rohatyn                            Director                             March 2, 2001
--------------------------
Felix G. Rohatyn

/s/ Bernard C. Watson                           Director                             March 2, 2001
--------------------------
Bernard C. Watson

/s/ Irving A. Wechsler                          Director                             March 2, 2001
--------------------------
Irving A. Wechsler

/s/ Anne Wexler                                 Director                             March 2, 2001
--------------------------
Anne Wexler

                               COMCAST CORPORATION AND SUBSIDIARIES
                               ------------------------------------

                          SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF
                          -----------------------------------------------

                              REGISTRANT UNCONSOLIDATED (PARENT ONLY)
                              ---------------------------------------

                                      CONDENSED BALANCE SHEET

                                 (In millions, except share data)



                                                                                     December 31,
ASSETS                                                                                   1999
------                                                                                ----------
   Cash and cash equivalents.............................................                   $8.6
   Other current assets..................................................                   16.2
                                                                                      ----------
     Total current assets................................................                   24.8

   Investments in and amounts due from subsidiaries
     eliminated upon consolidation.......................................               14,664.6
   Property and equipment, net...........................................                   11.7
   Other assets, net.....................................................                   66.7
                                                                                      ----------
                                                                                       $14,767.8
                                                                                      ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

   Accrued interest......................................................                  $34.9
   Other current liabilities.............................................                  694.3
                                                                                      ----------
     Total current liabilities...........................................                  729.2
                                                                                      ----------

   Long-term debt, less current portion (including adjustment
     to carrying value of $666.0 million)................................                3,147.5
                                                                                      ----------
   Deferred income taxes and other.......................................                  549.8
                                                                                      ----------

   Stockholders' equity
       5.25% series B mandatorily redeemable convertible,
       $1,000 par value; issued, 569,640 at redemption value.............                  569.6
     Class A special common stock, $1 par value - authorized,
       2,500,000,000 shares; issued, 716,442,482;........................                  716.4
     Class A common stock, $1 par value - authorized,
       200,000,000 shares; issued, 25,993,380............................                   26.0
     Class B common stock, $1 par value - authorized,
       50,000,000 shares; issued, 9,444,375..............................                    9.4
     Additional capital..................................................                3,527.0
     Accumulated deficit.................................................                 (619.8)
     Accumulated other comprehensive income..............................                6,112.7
                                                                                      ----------
       Total stockholders' equity........................................               10,341.3
                                                                                      ----------
                                                                                       $14,767.8
                                                                                      ==========

                                 COMCAST CORPORATION AND SUBSIDIARIES
                                 ------------------------------------

                           SCHEDULE I -- CONDENSED FINANCIAL INFORMATION OF
                           ------------------------------------------------

                               REGISTRANT UNCONSOLIDATED (PARENT ONLY)
                               ---------------------------------------

                      CONDENSED STATEMENT OF OPERATIONS AND ACCUMULATED DEFICIT
                      ---------------------------------------------------------

                                 (In millions, except per share data)


                                                                           Year Ended December 31,
                                                                             1999            1998
                                                                          ----------      ----------
REVENUES, principally intercompany fees eliminated
   upon consolidation..............................................           $377.7          $320.1

GENERAL AND ADMINISTRATIVE EXPENSES................................             91.3            83.2
                                                                          ----------      ----------

OPERATING INCOME...................................................            286.4           236.9

OTHER (INCOME) EXPENSE
   Interest expense, including intercompany interest, net..........            275.8           239.1
   Expense related to indexed debt.................................            666.0
   Equity in net income of affiliates and other....................         (1,652.4)         (976.2)
                                                                          ----------      ----------
                                                                              (710.6)         (737.1)
                                                                          ----------      ----------

INCOME BEFORE INCOME TAX BENEFIT
   AND EXTRAORDINARY ITEMS.........................................            997.0           974.0

INCOME TAX BENEFIT.................................................           (113.5)           (2.1)
                                                                          ----------      ----------

INCOME BEFORE EXTRAORDINARY ITEMS..................................          1,110.5           976.1

EXTRAORDINARY ITEMS................................................            (44.8)           (4.0)
                                                                          ----------      ----------

NET INCOME.........................................................          1,065.7           972.1

ACCUMULATED DEFICIT
   Beginning of year...............................................         (1,488.2)       (2,415.9)
   Retirement of common stock......................................            (25.3)          (10.0)
   Share exchange..................................................           (172.0)
   Cash dividends, $.0467 per share in 1998........................                            (34.4)
                                                                          ----------      ----------

   End of year.....................................................          ($619.8)      ($1,488.2)
                                                                          ==========      ==========


                                 COMCAST CORPORATION AND SUBSIDIARIES
                                 ------------------------------------

                           SCHEDULE I -- CONDENSED FINANCIAL INFORMATION OF
                           ------------------------------------------------

                               REGISTRANT UNCONSOLIDATED (PARENT ONLY)
                               ---------------------------------------

                                  CONDENSED STATEMENT OF CASH FLOWS
                                  ---------------------------------

                                            (In millions)



                                                                            Year Ended December 31,
                                                                              1999            1998
                                                                           ----------       ---------
OPERATING ACTIVITIES
   Net income......................................................          $1,065.7          $972.1
   Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation and amortization.................................               6.8            13.2
     Non-cash interest expense, net................................                               3.7
     Non-cash expense related to indexed debt......................             666.0
     Equity in net income of affiliates............................          (1,593.0)         (976.6)
     Extraordinary items...........................................              44.8             4.0
     Deferred income taxes and other...............................             292.9           104.2
                                                                           ----------       ---------
                                                                                483.2           120.6

     Changes in working capital....................................              79.0           155.2
                                                                           ----------       ---------
         Net cash provided by operating activities.................             562.2           275.8
                                                                           ----------       ---------

FINANCING ACTIVITIES
   Proceeds from borrowings........................................           2,525.4
   Retirement and repayment of debt................................            (962.9)          (50.6)
   Issuances of common stock and sales of put options
     on common stock...............................................              17.1            41.8
   Repurchases of common stock.....................................             (30.7)          (12.9)
   Dividends.......................................................              (9.4)          (36.0)
   Other...........................................................             (23.0)          (32.8)
                                                                           ----------       ---------
         Net cash provided by (used in) financing activities.......           1,516.5           (90.5)
                                                                           ----------       ---------

INVESTING ACTIVITIES
   Net transactions with affiliates................................          (2,087.1)         (164.0)
   Capital expenditures and other..................................             (14.2)           (2.9)
                                                                           ----------       ---------
         Net cash used in investing activities.....................          (2,101.3)         (166.9)
                                                                           ----------       ---------

(DECREASE) INCREASE IN CASH AND
   CASH EQUIVALENTS................................................             (22.6)           18.4

CASH AND CASH EQUIVALENTS, beginning of year.......................              31.2            12.8
                                                                           ----------       ---------

CASH AND CASH EQUIVALENTS, end of year.............................              $8.6           $31.2
                                                                           ==========       =========

                                 COMCAST CORPORATION AND SUBSIDIARIES
                                 ------------------------------------

                           SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                           -----------------------------------------------

                             YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                             --------------------------------------------

                                            (In millions)




                                                                    Additions

                                                    Balance at     Charged to         Deductions        Balance
                                                    Beginning       Costs and            from           at End
                                                     of Year        Expenses          Reserves(A)       of Year
                                                     -------        --------          -----------       -------
Allowance for Doubtful Accounts

2000                                                 $136.6           $65.9              $60.8          $141.7

1999                                                  120.7            48.6               32.7           136.6

1998                                                  108.8            52.2               40.3           120.7


Allowance for Obsolete
  Electronic Retailing Inventories

2000                                                  $89.2           $46.3              $30.0          $105.5

1999                                                   60.9            61.9               33.6            89.2

1998                                                   44.5            39.0               22.6            60.9




(A) Uncollectible accounts and obsolete inventory written off.