Form 10-Q
period 2001-03-31
COMCAST CORP
filed 2001-05-08
CIK 22301

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

(X) Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended:
                                 MARCH 31, 2001
                                       OR
( ) Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from ________ to ________.

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
                           --------------------------

As of March 31, 2001, there were 913,736,892 shares of Class A Special Common Stock, 21,832,250 shares of Class A Common Stock and 9,444,375 shares of Class B Common Stock outstanding.

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 2001

                                TABLE OF CONTENTS
                                                                           Page
                                                                          Number
                                                                          ------
PART I.  FINANCIAL INFORMATION

         ITEM 1. Financial Statements

                 Condensed Consolidated Balance Sheet as of March 31, 2001
                 and December 31, 2000 (Unaudited).............................2

                 Condensed Consolidated Statement of Operations and Retained Earnings (Accumulated Deficit) for the Three Months Ended
                 March 31, 2001 and 2000 (Unaudited)...........................3

                 Condensed Consolidated Statement of Cash Flows for the
                 Three Months Ended March 31, 2001 and 2000 (Unaudited)........4

                 Notes to Condensed Consolidated Financial Statements
                 (Unaudited)..............................................5 - 12

         ITEM 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations.....................13 - 18

PART II. OTHER INFORMATION

         ITEM 1. Legal Proceedings............................................19

         ITEM 6. Exhibits and Reports on Form 8-K.............................19

         SIGNATURE............................................................20
                       -----------------------------------

     This Quarterly Report on Form 10-Q is for the three months ended March 31, 2001. This Quarterly Report modifies and supersedes documents filed prior to this Quarterly Report. The SEC allows us to "incorporate by reference" information that we file with them, which means that we can disclose important information to you by referring you directly to those documents. Information incorporated by reference is considered to be part of this Quarterly Report. In addition, information that we file with the SEC in the future will automatically update and supersede information contained in this Quarterly Report. In this Quarterly Report, "Comcast," "we," "us" and "our" refer to Comcast Corporation and its subsidiaries.

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

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 2001

PART I.   FINANCIAL INFORMATION
-------   ---------------------

ITEM 1.   FINANCIAL STATEMENTS

                                      CONDENSED CONSOLIDATED BALANCE SHEET
                                                  (Unaudited)

                                                                           (Dollars in millions, except share data)
                                                                                   March 31,       December 31,
                                                                                     2001              2000
                                                                                ---------------    -------------
ASSETS
------
CURRENT ASSETS
   Cash and cash equivalents....................................................      $668.3            $651.5
   Investments..................................................................     2,950.8           3,059.7
   Accounts receivable, less allowance for doubtful accounts of
     $142.2 and $141.7..........................................................       792.5             891.9
   Inventories, net.............................................................       448.3             438.5
   Other current assets.........................................................       163.3             102.8
                                                                                   ---------       -----------
       Total current assets.....................................................     5,023.2           5,144.4
                                                                                   ---------       -----------
INVESTMENTS.....................................................................     2,893.1           2,661.9
                                                                                   ---------       -----------
PROPERTY AND EQUIPMENT..........................................................     7,347.9           6,799.2
   Accumulated depreciation.....................................................    (1,683.2)         (1,596.5)
                                                                                   ---------       -----------
   Property and equipment, net..................................................     5,664.7           5,202.7
                                                                                   ---------       -----------
DEFERRED CHARGES................................................................    28,164.7          26,865.9
   Accumulated amortization.....................................................    (4,529.5)         (4,130.4)
                                                                                   ---------       -----------
   Deferred charges, net........................................................    23,635.2          22,735.5
                                                                                   ---------       -----------
                                                                                   $37,216.2         $35,744.5
                                                                                   =========       ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES
   Accounts payable and accrued expenses........................................    $2,702.3          $2,852.9
   Accrued interest.............................................................       172.5             105.5
   Deferred income taxes........................................................       692.5             789.9
   Current portion of long-term debt............................................       523.0             293.9
                                                                                   ---------       -----------
       Total current liabilities................................................     4,090.3           4,042.2
                                                                                   ---------       -----------
LONG-TERM DEBT, less current portion............................................    10,263.0          10,517.4
                                                                                   ---------       -----------
DEFERRED INCOME TAXES...........................................................     6,285.0           5,786.7
                                                                                   ---------       -----------
MINORITY INTEREST AND OTHER.....................................................     1,580.9           1,257.2
                                                                                   ---------       -----------
COMMITMENTS AND CONTINGENCIES (NOTE 9)
COMMON EQUITY PUT OPTIONS.......................................................                          54.6
                                                                                   ---------       -----------
STOCKHOLDERS' EQUITY
   Preferred stock - authorized, 20,000,000 shares..............................
     5.25% series B mandatorily redeemable convertible, $1,000 par value;
     issued, zero and 59,450 at redemption value................................                          59.5
   Class A special common stock, $1 par value - authorized, 2,500,000,000 shares; issued, 937,061,803 and 931,340,103; outstanding, 913,736,892
     and 908,015,192............................................................       913.7             908.0
   Class A common stock, $1 par value - authorized,
     200,000,000 shares; issued, 21,832,250.....................................        21.8              21.8
   Class B common stock, $1 par value - authorized,
     50,000,000 shares; issued, 9,444,375.......................................         9.4               9.4
   Additional capital...........................................................    11,738.8          11,598.8
   Retained earnings............................................................     2,040.6           1,056.5
   Accumulated other comprehensive income.......................................       272.7             432.4
                                                                                   ---------       -----------
       Total stockholders' equity...............................................    14,997.0          14,086.4
                                                                                   ---------       -----------
                                                                                   $37,216.2         $35,744.5
                                                                                   =========       ===========
See notes to condensed consolidated financial statements.

                                                       2

                                     COMCAST CORPORATION AND SUBSIDIARIES
                                                  FORM 10-Q
                                         QUARTER ENDED MARCH 31, 2001
                              CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND
                                   RETAINED EARNINGS (ACCUMULATED DEFICIT)
                                                 (Unaudited)

                                                                       (Amounts in millions, except per share data)
                                                                                Three Months Ended March 31,
                                                                                      2001           2000
                                                                                    ---------      ---------
REVENUES
    Service income...........................................................        $1,312.1       $1,117.9
    Net sales from electronic retailing......................................           884.0          821.0
                                                                                    ---------      ---------
                                                                                      2,196.1        1,938.9
                                                                                    ---------      ---------
COSTS AND EXPENSES
    Operating................................................................           640.3          548.9
    Cost of goods sold from electronic retailing.............................           556.6          527.1
    Selling, general and administrative......................................           358.3          276.0
    Depreciation.............................................................           221.3          171.9
    Amortization.............................................................           520.1          373.8
                                                                                    ---------      ---------
                                                                                      2,296.6        1,897.7
                                                                                    ---------      ---------
OPERATING (LOSS) INCOME......................................................          (100.5)          41.2
OTHER INCOME (EXPENSE)
    Interest expense.........................................................          (182.3)        (168.6)
    Investment income........................................................           214.7          644.6
    Expense related to indexed debt..........................................                         (687.5)
    Equity in net income (losses) of affiliates..............................             2.9           (2.9)
    Other income (expense)...................................................         1,194.2          (10.8)
                                                                                    ---------      ---------
                                                                                      1,229.5         (225.2)
                                                                                    ---------      ---------
INCOME (LOSS) BEFORE INCOME  TAXES, MINORITY INTEREST,
    EXTRAORDINARY ITEMS AND CUMULATIVE
    EFFECT OF ACCOUNTING CHANGE..............................................         1,129.0         (184.0)
INCOME TAX (EXPENSE) BENEFIT.................................................          (485.6)          31.8
                                                                                    ---------      ---------
INCOME (LOSS) BEFORE MINORITY INTEREST,
    EXTRAORDINARY ITEMS AND CUMULATIVE
    EFFECT OF ACCOUNTING CHANGE..............................................           643.4         (152.2)
MINORITY INTEREST............................................................           (26.7)         (34.2)
                                                                                    ---------      ---------
INCOME (LOSS) BEFORE EXTRAORDINARY ITEMS AND CUMULATIVE
    EFFECT OF ACCOUNTING CHANGE..............................................           616.7         (186.4)
EXTRAORDINARY ITEMS..........................................................                           (5.1)
CUMULATIVE EFFECT OF ACCOUNTING CHANGE.......................................           384.5
                                                                                    ---------      ---------
NET INCOME (LOSS)............................................................         1,001.2         (191.5)
PREFERRED DIVIDENDS..........................................................                           (7.5)
                                                                                    ---------      ---------
NET INCOME (LOSS) FOR COMMON STOCKHOLDERS....................................        $1,001.2        ($199.0)
                                                                                    =========      =========
RETAINED EARNINGS (ACCUMULATED DEFICIT)
    Beginning of period......................................................        $1,056.5        ($619.8)
    Net income (loss)........................................................         1,001.2         (191.5)
    Retirement of common stock...............................................           (17.1)        (164.6)
                                                                                    ---------      ---------
    End of period............................................................        $2,040.6        ($975.9)
                                                                                    =========      =========
BASIC EARNINGS (LOSS) FOR COMMON STOCKHOLDERS PER COMMON SHARE
    Income (loss) before extraordinary items and cumulative effect
      of accounting change...................................................            $.65          ($.23)
    Extraordinary items......................................................                           (.01)
    Cumulative effect of accounting change...................................             .41
                                                                                    ---------      ---------
       Net income (loss).....................................................           $1.06          ($.24)
                                                                                    =========      =========
BASIC WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING...................           945.3          836.6
                                                                                    =========      =========
DILUTED EARNINGS (LOSS) FOR COMMON STOCKHOLDERS PER COMMON SHARE
    Income (loss) before extraordinary items and cumulative effect
      of accounting change...................................................            $.64          ($.23)
    Extraordinary items......................................................                           (.01)
    Cumulative effect of accounting change...................................             .40
                                                                                    ---------      ---------
       Net income (loss).....................................................           $1.04          ($.24)
                                                                                    =========      =========
DILUTED WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING.................           965.0          836.6
                                                                                    =========      =========

See notes to condensed consolidated financial statements.

                                                      3

                                       COMCAST CORPORATION AND SUBSIDIARIES
                                                    FORM 10-Q
                                           QUARTER ENDED MARCH 31, 2001
                                  CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                                   (Unaudited)

                                                                                         (Dollars in millions)
                                                                                     Three Months Ended March 31,
                                                                                          2001           2000
                                                                                        ---------      --------
OPERATING ACTIVITIES
   Net income (loss)................................................................     $1,001.2       ($191.5)
   Adjustments to reconcile net income (loss) to net cash provided by
    (used in) operating activities:
     Depreciation...................................................................        221.3         171.9
     Amortization...................................................................        520.1         373.8
     Non-cash interest expense (income), net........................................         12.0         (13.3)
     Non-cash expense related to indexed debt.......................................                      687.5
     Equity in net (income) losses of affiliates....................................         (2.9)          2.9
     Gains on investments and other income, net.....................................     (1,395.8)       (590.7)
     Minority interest..............................................................         26.7          34.2
     Extraordinary items............................................................                        5.1
     Cumulative effect of accounting change.........................................       (384.5)
     Deferred income taxes and other................................................        428.9        (253.6)
                                                                                        ---------      --------
                                                                                            427.0         226.3
     Changes in working capital.....................................................       (169.0)       (369.8)
                                                                                        ---------      --------
           Net cash provided by (used in) operating activities......................        258.0        (143.5)
                                                                                        ---------      --------
FINANCING ACTIVITIES
   Proceeds from borrowings.........................................................      2,608.2          88.2
   Retirements and repayments of debt...............................................     (2,219.6)       (700.7)
   Issuances of common stock and sales of put options on common stock...............         13.5          18.8
   Repurchases of common stock......................................................                     (127.9)
                                                                                        ---------      --------
           Net cash provided by (used in) financing activities......................        402.1        (721.6)
                                                                                        ---------      --------
INVESTING ACTIVITIES
   Acquisitions, net of cash acquired...............................................        (26.4)        (75.3)
   (Purchases) sales of short-term investments, net.................................         (8.7)        663.0
   Purchases of investments.........................................................       (166.3)       (174.9)
   Proceeds from sales of investments...............................................        151.7         649.2
   Capital expenditures.............................................................       (521.9)       (289.1)
   Additions to deferred charges....................................................        (71.7)        (79.4)
                                                                                        ---------      --------
           Net cash (used in) provided by investing activities......................       (643.3)        693.5
                                                                                        ---------      --------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS....................................         16.8        (171.6)
CASH AND CASH EQUIVALENTS, beginning of period......................................       $651.5         922.2
                                                                                        ---------      --------
CASH AND CASH EQUIVALENTS, end of period............................................       $668.3        $750.6
                                                                                        =========      ========

See notes to condensed consolidated financial statements.

                                                        4

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 2001
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     Basis of Presentation
     The condensed consolidated balance sheet as of December 31, 2000 has been condensed from the audited consolidated balance sheet as of that date. The condensed consolidated balance sheet as of March 31, 2001 and the condensed consolidated statements of operations and retained earnings (accumulated deficit) and of cash flows for the three months ended March 31, 2001 and 2000 have been prepared by Comcast Corporation (the "Company") and have not been audited by the Company's independent auditors. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows as of March 31, 2001 and for all periods presented have been made.

     Certain information and note disclosures normally included in the Company's annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2000 Annual Report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for the period ended March 31, 2001 are not necessarily indicative of operating results for the full year.

     Reclassifications
     Certain reclassifications have been made to the prior year condensed consolidated financial statements to conform to those classifications used in 2001.

2.   ADOPTION OF NEW ACCOUNTING STANDARD

     On January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended ("SFAS No. 133"). SFAS No. 133 establishes accounting and reporting standards for derivatives and hedging activities. SFAS No. 133 requires that all derivative instruments be reported on the balance sheet at their fair values. For derivative instruments designated and effective as fair value hedges, changes in the fair value of the derivative instrument will be substantially offset in the statement of operations by changes in the fair value of the hedged item. For derivative instruments designated as cash flow hedges, the effective portion of any change in fair value is reported in other comprehensive income until it is recognized in earnings during the same period in which the hedged item affects earnings. The ineffective portion of all hedges will be recognized in current earnings each period. Changes in the fair value of derivative instruments that are not designated as a hedge will be recorded each period in current earnings.

     Upon adoption of SFAS No. 133, the Company recognized as income a cumulative effect of accounting change, net of related income taxes, of $384.5 million and a cumulative decrease in other comprehensive income, net of related income taxes, of $127.0 million. The increase in income consisted of a $400.2 million adjustment to record the debt component of indexed debt at a discount from its value at maturity (see Note 6) and $191.3 million principally related to the reclassification of gains previously recognized as a component of accumulated other comprehensive income on the Company's equity derivative instruments, net of related deferred income taxes. The decrease in other comprehensive income consisted principally of the reclassification of the gains noted above.

3.   EARNINGS (LOSS) PER SHARE

     Earnings (loss) for common stockholders per common share is computed by dividing net income (loss), after deduction of preferred stock dividends, when applicable, by the weighted average number of common shares outstanding during the period on a basic and diluted basis.

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 2001
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

     The following table reconciles the numerator and denominator of the computations of diluted earnings (loss) for common stockholders per common share ("Diluted EPS") for the three months ended March 31, 2001 and 2000, respectively.

                                                                  (Amounts in millions, except per share data)
                                                                             Three Months Ended
                                                                                 March 31,
                                                                           2001             2000
                                                                         ---------        ---------
     Net income (loss) for common stockholders........................    $1,001.2          ($199.0)
     Preferred dividends..............................................                          7.5
                                                                         ---------        ---------
     Net income (loss) for common stockholders used for
       Diluted EPS....................................................    $1,001.2          ($191.5)
                                                                         =========        =========
     Basic weighted average number of common shares outstanding.......       945.3            836.6
     Dilutive securities:
       Series B convertible preferred stock...........................         4.2
       Stock option and restricted stock plans........................        15.5
                                                                         ---------        ---------
     Diluted weighted average number of common shares
       outstanding....................................................       965.0            836.6
                                                                         =========        =========
     Diluted earnings (loss) for common stockholders
       per common share...............................................       $1.04            ($.24)
                                                                         =========        =========

     Put options sold by the Company on a weighted average 0.8 million shares and 0.6 million shares, respectively, of its Class A Special Common Stock (see Note 7) were outstanding during the three months ended March 31, 2001 and 2000, but were not included in the computation of Diluted EPS as the options' exercise price was less than the average price of the Class A Special Common Stock during the periods.

     In December 2000 and January 2001, the Company issued $1.478 billion aggregate principal amount at maturity of Zero Coupon Convertible Debentures due 2020 (the "Zero Coupon Debentures" - see Note 6). Holders may surrender the Zero Coupon Debentures for conversion at any time prior to maturity, unless previously redeemed, but only if the closing sale price of the Company's Class A Special Common Stock is greater than 110% of the accreted conversion price for at least 20 trading days of the 30 trading days prior to conversion. As the weighted average closing sale price of the Company's Class A Special Common Stock was not greater than 110% of the accreted conversion price during the three months ended March 31, 2001, the Zero Coupon Debentures have been excluded from Diluted EPS.

4.   ACQUISITIONS

     Adelphia Cable Systems Exchange
     On January 1, 2001, the Company completed its previously announced cable systems exchange with Adelphia Communications Corporation ("Adelphia") pursuant to which the Company received cable communications systems serving approximately 445,000 subscribers from Adelphia. In exchange, Adelphia received certain of the Company's cable communications systems serving approximately 440,000 subscribers. In connection with the exchange, the Company recorded to other income a pre-tax gain of $1.199 billion representing the difference between the estimated fair value as of the closing date of the transaction and the Company's cost basis in the systems exchanged.

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 2001
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

     Home Team Sports Acquisition
     In February 2001, the Company acquired Home Team Sports (now known as Comcast SportsNet - MidAtlantic), a regional sports programming network serving approximately 4.8 million homes in the Mid-Atlantic region, from Viacom, Inc. ("Viacom") and Affiliated Regional Communications, Ltd. (an affiliate of Fox Cable Network Services, LLC ("Fox")). The Company agreed to increase the distribution of certain of Viacom's and Fox's programming networks on certain of the Company's cable communications systems. The estimated fair value of Home Team Sports as of the closing date of the acquisition was $240.0 million.

     The acquisitions completed by the Company in 2001 were accounted for under the purchase method of accounting. As such, the operating results of the acquired businesses have been included in the Company's condensed consolidated statement of operations and retained earnings (accumulated deficit) from the acquisition date. The allocation of the purchase price for the 2001 acquisitions is preliminary pending completion of final appraisals.

     AT&T Cable Systems Acquisition
     On April 30, 2001, the Company acquired cable communications systems serving approximately 595,000 subscribers from AT&T in exchange for approximately 63.9 million shares of AT&T common stock then held by the Company. The market value of the shares of AT&T common stock delivered in connection with the exchange was approximately $1.423 billion, based on the closing price of the AT&T common stock on the closing date of the transaction. Pursuant to the terms of the agreement between the Company and AT&T, however, approximately 39.6 million shares of the AT&T common stock included in the exchange were valued at $54.41 per share for purposes of the exchange. The transaction will be accounted for as a purchase and is expected to qualify as tax-free to both the Company and to AT&T.

     Baltimore, Maryland System Acquisition
     On May 7, 2001, the Company and AT&T entered into an agreement pursuant to which the Company will acquire the cable communications system serving approximately 110,000 subscribers in Baltimore, Maryland for approximately $500 million in cash, subject to adjustment. The transaction is subject to customary closing conditions and regulatory approvals and is expected to close by the end of the second quarter of 2001.

     Unaudited Pro Forma Information
     The following unaudited pro forma information for the three months ended March 31, 2000 has been presented as if the Adelphia cable systems exchange, the AT&T cable systems exchange (which occurred in December
     2000), the acquisition of Prime Communications LLC (which occurred in August 2000), the merger of Jones Intercable, Inc. into a wholly owned subsidiary of the Company (which occurred in March 2000) and the acquisition of the minority interest in Comcast MHCP Holdings, L.L.C. (which occurred in February 2000) each occurred on January 1, 2000. This information is based on historical results of operations, adjusted for acquisition costs, and, in the opinion of management, is not necessarily indicative of what the results would have been had the Company operated the cable systems acquired since January 1, 2000.


                                                          (Amounts in millions,
                                                          except per share data)
                                                            Three Months Ended
                                                                  March 31,
                                                                    2000
                                                                  --------

          Revenues.............................................   $2,022.2
          Loss before extraordinary items and
            cumulative effect of accounting change.............    ($323.6)
          Net loss.............................................    ($328.7)
          Diluted EPS..........................................      ($.38)

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 2001
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

5.   INVESTMENTS

                                                                     March 31,    December 31,
                                                                        2001          2000
                                                                    -----------    ----------
                                                                      (Dollars in millions)

           Fair value method
                  AT&T Corp.................................           $1,450.0      $1,174.3
                  Excite@Home Corporation...................            1,482.7       1,479.1
                  Sprint Corp. PCS Group....................            2,083.6       2,149.8
                  Other.....................................              256.7         393.9
                                                                    -----------    ----------
                                                                        5,273.0       5,197.1
           Cost method......................................              170.4         128.4
           Equity method....................................              400.5         396.1
                                                                    -----------    ----------
                  Total investments.........................            5,843.9       5,721.6

           Less, current investments........................            2,950.8       3,059.7
                                                                    -----------    ----------
           Non-current investments..........................           $2,893.1      $2,661.9
                                                                    ===========    ==========

     Fair Value Method
     The Company holds unrestricted equity investments in certain publicly traded companies which it accounts for as available for sale or trading securities. The unrealized pre-tax gains on available for sale investments as of March 31, 2001 and December 31, 2000 of $456.1 million and $707.1 million, respectively, have been reported in the Company's condensed consolidated balance sheet principally as a component of accumulated other comprehensive income, net of related deferred income taxes of $159.6 million and $240.0 million, respectively.

     Excite@Home. As of March 31, 2001 and December 31, 2000, the Company holds approximately 29.1 million shares of Excite@Home common stock and has earned warrants to purchase an additional 2.1 million shares of Excite@Home common stock. In January 2001, the Company exercised its right to exchange the aggregate 31.2 million Excite@Home shares and warrants held by the Company for shares of AT&T common stock (the "Share Exchange Agreement"). The Company and AT&T are currently in discussions to renegotiate the terms of the transaction, which may or may not result in a change to the number of shares of AT&T common stock that the Company will receive, as well as the number of Excite@Home shares, if any, the Company transfers to AT&T. As of March 31, 2001 and December 31, 2000, the Company has recorded the Excite@Home common stock, warrants and its right under the Share Exchange Agreement at their estimated fair value.

     Derivatives
     The Company employs derivative financial instruments to manage its exposure to fluctuations in interest rates and securities prices.

     The Company accounts for its rights under the Share Exchange Agreement as a fair value hedge of the Company's investment in Excite@Home with changes in fair value between measurement dates of both the hedge and the investment recorded to investment income. During the three months ended March 31, 2001, the increase in the fair value of the Company's rights under the Share Exchange Agreement substantially offset the decrease in the fair value of the Company's investment in Excite@Home.

     The unrealized pre-tax losses on cash flow hedges as of March 31, 2001 of $1.8 million have been reported in the Company's condensed consolidated balance sheet as a component of accumulated other comprehensive income, net of related deferred income taxes of $0.6 million.

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 2001
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

     Investment Income (Expense)
     Investment income (expense) for the three months ended March 31, 2001 and 2000 is comprised of the following (in millions):


                                                                           Three Months Ended
                                                                               March 31,
                                                                          2001          2000
                                                                        --------       -------
     Interest and dividend income....................................      $17.6         $60.1
     Gains on sales and exchanges of investments.....................       11.6         589.4
     Investment impairment losses....................................     (894.1)         (4.9)
     Reclassification of unrealized gains............................    1,092.4
     Unrealized loss on trading securities...........................     (126.8)
     Mark to market adjustments on derivatives and hedged items......      114.0
                                                                        --------       -------

          Investment income..........................................     $214.7        $644.6
                                                                        ========       =======

     The Company records losses on its investments for which the Company has determined that a decline in value of the investment was considered other than temporary. The loss for the three months ended March 31, 2001 relates principally to the Company's investment in AT&T, a portion of which was exchanged on April 30, 2001 (see Note 4).

     In connection with the adoption of SFAS No. 133, the Company reclassified its investment in Sprint PCS from an available for sale security to a trading security. In connection with this reclassification, the Company recorded pre-tax investment income of $1.092 billion, representing the accumulated unrealized gain on the Company's investment in Sprint PCS previously recorded as a component of accumulated other comprehensive income.

6.   LONG-TERM DEBT

     Senior Notes Offerings
     In January 2001, Comcast Cable Communications, Inc. ("Comcast Cable"), an indirect wholly owned subsidiary of the Company, sold an aggregate of $1.5 billion of public debt consisting of $500.0 million of 6.375% Senior Notes due 2006 and $1.0 billion of 6.75% Senior Notes due 2011. Comcast Cable used substantially all of the net proceeds from the offerings to repay a portion of the amounts outstanding under its commercial paper program and bank credit facility.

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

     ZONES
     At maturity, holders of the Company's 2.0% Exchangeable Subordinated Debentures due 2029 (the "ZONES") are entitled to receive in cash an amount equal to the higher of (a) the principal amount of the ZONES, or (b) the market value of Sprint PCS Stock. Prior to maturity, each ZONES is exchangeable at the holders option for an amount of cash equal to 95% of the market value of Sprint PCS Stock. As of March 31, 2001, the number of Sprint PCS shares held by the Company exceeded the number of ZONES outstanding.

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 2001
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

     As of March 31, 2001 and December 31, 2000, long-term debt includes $1.343 billion and $1.807 billion, respectively, of ZONES. Upon adoption of SFAS No. 133, the Company split the ZONES into their derivative and debt components. In connection with the adoption of SFAS No. 133, the Company recorded the debt component of the ZONES at a discount from its value at maturity resulting in a reduction in the outstanding balance of the ZONES of $400.2 million (see Note 2). During the three months ended March 31, 2001, the Company recorded the decrease in the fair value of the derivative component of the ZONES of $69.4 million to investment income (see Note 5) and the increase in the carrying value of the debt component of the ZONES of $5.4 million to interest expense.

     Extraordinary Items
     Extraordinary items during the three months ended March 31, 2000 of $5.1 million consist of unamortized debt issue costs and debt extinguishment costs, net of related tax benefits, expensed principally in connection with the redemption and retirement of certain indebtedness.

     Interest Rates
     As of March 31, 2001 and December 31, 2000, the Company's effective weighted average interest rate on its long-term debt outstanding was 6.15% and 6.30%, respectively.

     Lines and Letters of Credit
     As of March 31, 2001, certain subsidiaries of the Company had unused lines of credit of $3.389 billion under their respective credit facilities.

     As of March 31, 2001, the Company and certain of its subsidiaries had unused irrevocable standby letters of credit totaling $138.7 million to cover potential fundings under various agreements.

7.   STOCKHOLDERS' EQUITY

     Repurchase Programs
     Based on the trade date for stock repurchases, during the three months ended March 31, 2000, the Company repurchased approximately 3.3 million shares of its common stock for aggregate consideration of $127.9 million pursuant to its Board-authorized repurchase programs.

     As part of the repurchase programs, during the three months ended March 31, 2000, the Company sold put options on 2.0 million shares of its Class A Special Common Stock. Put options on 0.7 million shares expired unexercised during the fourth quarter of 2000 while the remaining put options on 1.3 million shares expired unexercised during the three months ended March 31, 2001. Upon expiration of the put options during the three months ended March 31, 2001, the Company reclassified $54.6 million, the amount it would have been obligated to pay to repurchase such shares had the put options been exercised, from common equity put options to additional capital in the Company's March 31, 2001 condensed consolidated balance sheet.

     Conversion of Series B Preferred Stock
     In March 2001, the Company issued approximately 4.2 million shares of its Class A Special Common Stock to the holder of the Company's Series B Preferred Stock in connection with the holder's election to convert the remaining $59.5 million at redemption value of Series B Preferred Stock.

     Comprehensive Income (Loss)
     Total comprehensive income (loss) for the three months ended March 31, 2001 and 2000 was $841.5 million and ($1.183) billion, respectively. Total comprehensive income (loss) includes net income (loss), unrealized gains (losses) on marketable securities, unrealized gains (losses) on the effective portion of cash flow hedges, and foreign currency translation gains (losses) for the periods presented.

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 2001
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

8.   STATEMENT OF CASH FLOWS - SUPPLEMENTAL INFORMATION

     During the three months ended March 31, 2001, the Company completed its cable systems exchange with Adelphia and acquired Home Team Sports (see
     Note 4). The fair values of the assets and liabilities acquired by the Company during the three months ended March 31, 2001 are presented as follows (in millions):


          Current assets...............................    $37.7
          Property, plant & equipment..................    146.4
          Deferred charges.............................  1,289.4
          Current liabilities..........................    (34.9)
                                                        --------
                   Net assets acquired................. $1,438.6
                                                        ========

     The Company made cash  payments  for interest of $103.2  million and $126.8
     million   during  the  three   months   ended  March  31,  2001  and  2000,
     respectively.

     The Company made cash payments for income taxes of $15.1 million and $456.0
     million   during  the  three   months   ended  March  31,  2001  and  2000,
     respectively.

9.   COMMITMENTS AND CONTINGENCIES

     The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to such actions is not expected to materially affect the financial position, results of operations or liquidity of the Company.

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

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 2001
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONCLUDED
                                   (Unaudited)

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

                                                                        Corporate and
                                                Cable        Commerce     Other (1)       Total
                                                -----        --------     ---------       -----
Three Months Ended March 31, 2001
---------------------------------
Revenues................................      $1,139.5         $884.0        $172.6      $2,196.1
Operating income (loss) before
  depreciation and amortization (2).....         488.0          172.7         (19.8)        640.9
Depreciation and amortization...........         676.3           34.6          30.5         741.4
Operating (loss) income.................        (188.3)         138.1         (50.3)       (100.5)
Interest expense........................         132.8            8.0          41.5         182.3
Capital expenditures....................         437.7           26.1          58.1         521.9

As of March 31, 2001
--------------------
Assets..................................     $27,232.8       $2,439.0      $7,544.4     $37,216.2
Long-term debt, less current portion....       6,839.8          246.2       3,177.0      10,263.0

Three Months Ended March 31, 2000
---------------------------------
Revenues................................        $976.3         $821.0        $141.6      $1,938.9
Operating income before depreciation
  and amortization (2)..................         436.8          144.8           5.3         586.9
Depreciation and amortization...........         502.5           29.5          13.7         545.7
Operating (loss) income.................         (65.7)         115.3          (8.4)         41.2
Interest expense........................         127.6            9.0          32.0         168.6
Capital expenditures....................         228.5           34.7          25.9         289.1

---------------
(1) Other includes segments not meeting certain quantitative guidelines for reporting. Other includes the Company's content and business communications operations and elimination entries related to the segments presented. Corporate and other assets consist primarily of the Company's investments (see Note 5).
(2) Operating income (loss) before depreciation and amortization is commonly referred to in the Company's businesses as "operating cash flow (deficit)." Operating cash flow is a measure of a company's ability to generate cash to service its obligations, including debt service obligations, and to finance capital and other expenditures. In part due to the capital intensive nature of the Company's businesses and the resulting significant level of non-cash depreciation and amortization expense, operating cash flow is frequently used as one of the bases for comparing businesses in the Company's industries, although the Company's measure of operating cash flow may not be comparable to similarly titled measures of other companies. Operating cash flow is the primary basis used by the Company's management to measure the operating performance of its businesses. Operating cash flow does not purport to represent net income or net cash provided by operating activities, as those terms are defined under generally accepted accounting principles, and should not be considered as an alternative to such measurements as an indicator of the Company's performance.

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 2001


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

     We have acquired cable communications systems in new communities in which we do not have established relationships with the franchising authority, community leaders and cable subscribers. Further, a substantial number of new employees are being and must continue to be integrated into our business practices and operations. Our results of operations may be significantly affected by our ability to efficiently and effectively manage these changes.

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

     In the event that holders of our Zero Coupon Debentures (see Note 6 to our condensed consolidated financial statements included in Item 1) exercise their rights to require us to repurchase the Zero Coupon Debentures in December 2001, we have both the ability and intent to redeem the Zero Coupon Debentures with amounts available under subsidiary credit facilities. As of March 31, 2001, certain of our subsidiaries had unused lines of credit of $3.389 billion under their respective credit facilities.

     See Note 9 to our condensed  consolidated  financial statements included in
Item 1.

     Cash, Cash Equivalents and Short-term Investments

     We  have  traditionally   maintained   significant  levels  of  cash,  cash
equivalents and short-term investments to meet our short-term liquidity requirements. Our cash equivalents and short-term investments are recorded at fair value. Cash, cash equivalents and short-term investments as of March 31, 2001 were $3.619 billion, substantially all of which is unrestricted.

     Investments

     See Note 5 to our condensed  consolidated  financial statements included in
Item 1. A significant portion of our investments are in publicly traded companies and are reflected at fair value which fluctuates with market changes.

     We do not have any significant contractual funding commitments with respect to any of our investments. However, to the extent we do not fund our investees' non-binding capital calls, we are subject to dilution of our ownership interests. We continually evaluate our existing investments, as well as new investment opportunities.

     Financing

     See Notes 6 and 7 to our condensed consolidated financial statements included in Item 1.

     As of March 31, 2001 and December 31, 2000, our long-term debt, including current portion, was $10.786 billion and $10.811 billion, respectively. Excluding the effects of interest rate risk management instruments, 17.0% and 28.5% of our long-term debt as of March 31, 2001 and December 31, 2000, respectively, was at variable rates. The decrease from December 31, 2000 to March 31, 2001 in the percentage of our variable rate debt was due principally to the effects of the January 2001 financings described below.

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 2001

     In January 2001, our indirect wholly owned subsidiary, Comcast Cable Communications, Inc. ("Comcast Cable") sold an aggregate of $1.5 billion of public debt consisting of $500.0 million of 6.375% Senior Notes due 2006 and $1.0 billion of 6.75% Senior Notes due 2011. In January 2001, we issued an additional $192.8 million principal amount at maturity of our Zero Coupon Debentures. We used substantially all of the net proceeds from the offerings to repay a portion of the amounts outstanding under Comcast Cable's commercial paper program and bank credit facility.

     The $25.3 million decrease in our long-term debt, including current portion, results principally from the $464.2 million aggregate reduction to the carrying value of our 2.0% Exchangeable Subordinated Debentures due 2029 (the "ZONES") during the three months ended March 31, 2001 (see Notes 2 and 6 to our condensed consolidated financial statements included in Item 1), offset by the effects of our net borrowings.

     We have, and may from time to time in the future, depending on certain factors including market conditions, make optional repayments on our debt obligations, which may include open market repurchases of our outstanding public notes and debentures.

     Equity Price Risk

     During  1999,  we entered  into  cashless  collar  agreements  (the "Equity
Collars") covering $1.365 billion notional amount of investment securities accounted for at fair value. The Equity Collars limit our exposure to and benefits from price fluctuations in the underlying equity securities. The Equity Collars mature between 2001 and 2003. As we account for the Equity Collars as a hedge, changes in the value of the Equity Collars are substantially offset by changes in the value of the underlying investment securities which were also marked to market through accumulated other comprehensive income in our condensed consolidated balance sheet through December 31, 2000.

     In connection with the adoption of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended ("SFAS No. 133") on January 1, 2001, we reclassified our investment in Sprint PCS from an available for sale security to a trading security. During the three months ended March 31, 2001, the decrease in the fair value of our investment in Sprint PCS of approximately $142.5 million was substantially offset by the increase in the fair value of the Equity Collars and the decrease in the fair value of the derivative component of the ZONES.

     Interest Rate Risk

     During the three months ended March 31, 2001, interest rate exchange agreements ("Swaps") with an aggregate notional amount of $27.0 million were either terminated or expired. As of March 31, 2001, we have Swaps with an aggregate notional amount of $800.7 million having an average pay rate of 6.29% and an average receive rate of 7.00%.

                             -----------------------

Statement of Cash Flows

     Cash and cash equivalents increased $16.8 million as of March 31, 2001 from December 31, 2000. The increase in cash and cash equivalents resulted from cash flows from operating, financing and investing activities which are explained below.

     Net cash provided by operating activities amounted to $258.0 million for the three months ended March 31, 2001, due principally to our operating income before depreciation and amortization (see "Results of Operations"), offset by changes in working capital as a result of the timing of receipts and disbursements and the effects of net interest and current income tax expense.

     Net cash provided by financing activities, which includes borrowings and repayments of debt, as well as the issuances and repurchases of our equity securities, was $402.1 million for the three months ended March 31, 2001. During the three months ended March 31, 2001, we borrowed $2.608 billion, consisting of $1.491 billion of proceeds from Comcast Cable's senior notes offering, $754.3 million of borrowings under Comcast Cable's commercial paper program, $212.3 million of borrowings under subsidiary revolving lines of credit and $150.3 million of proceeds from our Zero Coupon Debentures offering. During the three months ended March 31, 2001, we repaid $2.220 billion of our long-term debt, consisting

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 2001

primarily of $1.375 billion of repayments on certain of our revolving credit facilities and $833.5 million of repayments under Comcast Cable's commercial paper program. In addition, during the three months ended March 31, 2001, we received proceeds of $13.5 million related to issuances of our common stock.

     Net cash used in investing activities was $643.3 million for the three months ended March 31, 2001. Net cash used in investing activities includes the effects of acquisitions, net of cash acquired, of $26.4 million, consisting primarily of our acquisitions of cable communications systems, investments of $175.0 million, capital expenditures of $521.9 million and additions to deferred charges of $71.7 million, offset by proceeds from sales of investments of $151.7 million.

Results of Operations

     Our summarized consolidated financial information for the three months ended March 31, 2001 and 2000 is as follows (dollars in millions, "NM" denotes percentage is not meaningful):

                                                                 Three Months Ended
                                                                      March 31,         Increase / (Decrease)
                                                                  2001        2000          $           %
                                                                ---------   ---------   ---------   ---------
Revenues.....................................................    $2,196.1    $1,938.9      $257.2        13.3%
Cost of goods sold from electronic retailing.................       556.6       527.1        29.5         5.6
Operating, selling, general and administrative expenses......       998.6       824.9       173.7        21.1
                                                                ---------   ---------   ---------
Operating income before depreciation and
   amortization (1) .........................................       640.9       586.9        54.0         9.2
Depreciation.................................................       221.3       171.9        49.4        28.7
Amortization.................................................       520.1       373.8       146.3        39.1
                                                                ---------   ---------
Operating (loss) income......................................      (100.5)       41.2      (141.7)         NM
                                                                ---------   ---------
Interest expense.............................................      (182.3)     (168.6)       13.7         8.1
Investment income............................................       214.7       644.6      (429.9)      (66.7)
Expense related to indexed debt..............................                  (687.5)     (687.5)         NM
Equity in net income (losses) of affiliates..................         2.9        (2.9)        5.8          NM
Other income (expense).......................................     1,194.2       (10.8)    1,205.0          NM
Income tax (expense) benefit.................................      (485.6)       31.8      (517.4)         NM
Minority interest............................................       (26.7)      (34.2)       (7.5)      (21.9)
                                                                ---------   ---------
Income (loss) before extraordinary items and cumulative
   effect of accounting change...............................      $616.7     ($186.4)     $803.1          NM
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

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 2001

Operating Results by Business Segment

     The following represent the operating results of our significant business segments, "Cable" and "Commerce." The remaining components of our operations are not independently significant to our consolidated financial position or results of operations (see Note 10 to our condensed consolidated financial statements included in Item 1).

     Cable

     The following table presents the operating results of our cable segment (dollars in millions):

                                                                  Three Months Ended
                                                                       March 31,                Increase
                                                                   2001        2000           $           %
                                                                 ---------   ---------    ---------    --------
Analog video.................................................       $938.6      $844.8        $93.8        11.1%
Digital video................................................         46.2        20.6         25.6          NM
Cable modem..................................................         54.5        20.7         33.8          NM
Advertising sales............................................         66.2        58.2          8.0        13.7
Other........................................................         34.0        32.0          2.0         6.3
                                                                 ---------   ---------    ---------
     Service income..........................................      1,139.5       976.3        163.2        16.7
Operating, selling, general and
     administrative expenses.................................        651.5       539.5        112.0        20.8
                                                                 ---------   ---------    ---------    --------
Operating income before depreciation
     and amortization (a)....................................       $488.0      $436.8        $51.2        11.7%
                                                                 =========   =========    =========    ========

---------------
(a) See footnote (1) on page 15.

     Of the $93.8 million increase for the three month period from 2000 to 2001 in analog video service income, which consists of our basic, expanded basic, premium and pay-per-view services, $57.7 million is attributable to the effects of our acquisition of Prime and the AT&T and Adelphia cable system exchanges in August 2000, December 2000 and January 2001, respectively, and $36.1 million relates principally to changes in rates and subscriber growth in our historical operations. The increase from 2000 to 2001 in digital video service income is due primarily to the addition of approximately 201,000 digital subscriptions during the quarter ended March 31, 2001 and, to a lesser extent, to the effects of a new, higher-priced digital service offering made in the second half of 2000. The increase from 2000 to 2001 in cable modem service income is primarily due to the addition of approximately 142,000 cable modem subscribers during the quarter ended March 31, 2001. The increase from 2000 to 2001 in advertising sales revenue is attributable to the effects of new advertising contracts, market-wide fiber interconnects and the continued leveraging of our existing fiber networks. The increase from 2000 to 2001 in other service income, which includes installation revenues, guide revenues, commissions from electronic retailing and other product offerings, is primarily attributable to our acquisition of Prime and the AT&T and Adelphia cable systems exchanges.

     The increases in operating, selling, general and administrative expenses for the three month period from 2000 to 2001 is primarily due to the effects of increases in the costs of cable programming as a result of changes in rates, subscriber growth and additional channel offerings, our acquisition of Prime and the AT&T and Adelphia cable system exchanges, the effects of cable modem subscriber growth, and, to a lesser extent, to increases in labor costs and other volume related expenses in our historical operations. We anticipate the cost of cable programming will increase in the future as cable programming rates increase and additional sources of cable programming become available.

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 2001


Commerce

     The following presents the operating results of our commerce segment, which consists of QVC, Inc. and its subsidiaries (dollars in millions).


                                                                  Three Months Ended
                                                                       March 31,                Increase
                                                                   2001        2000           $           %
                                                                 ---------   ---------    ---------    --------
Net sales from electronic retailing..........................       $884.0      $821.0        $63.0         7.7%
Cost of goods sold from electronic retailing.................        556.6       527.1         29.5         5.6
Operating, selling, general and administrative
  expenses...................................................        154.7       149.1          5.6         3.8
                                                                 ---------   ---------    ---------    --------
Operating income before depreciation
  and amortization (a).......................................       $172.7      $144.8        $27.9        19.3%
                                                                 ---------   ---------    ---------    --------
Gross margin.................................................         37.0%       35.8%
                                                                 =========   =========

---------------
(a) See footnote (1) on page 15.

     The increase in net sales from electronic retailing for the three month period from 2000 to 2001 is primarily attributable to the effects of 4.5%, 8.7% and 13.1% increases in the average number of homes receiving QVC services in the United States ("US"), United Kingdom ("UK") and Germany, respectively; increases of 3.7% and 25.6% in net sales per home in the US and Germany (in Deutschemarks), respectively, and a 9.6% decrease in net sales per home in the UK (in British pounds); and the negative effects of fluctuations in foreign currency exchange rates during the period.

     The increases in cost of goods sold for the three month period from 2000 to 2001 is primarily related to the growth in net sales. The increase in gross margin is primarily due to the effects of increases in product margins across all product categories, as well as to the effects of a shift in sales mix.

     The increase in operating, selling, general and administrative expenses for the three month period from 2000 to 2001 is primarily attributable to higher variable costs and personnel costs associated with the increase in sales volume.

                             -----------------------

     Consolidated Analysis

     The effects of our recent acquisitions were to increase our revenues and expenses, resulting in increases in our operating income before depreciation and amortization. The increases in our property and equipment and deferred charges (see Note 8 to our condensed consolidated financial statements included in Item
1) and the corresponding increases in depreciation expense and amortization expense for the three month period from 2000 to 2001 are primarily due to the effects of our acquisition of Prime in August 2000, our cable system exchanges with AT&T and Adelphia in December 2000 and January 2001, as well as our increased levels of capital expenditures.

     Interest Expense

     The $13.7 million increase in interest expense for the three month period from 2000 to 2001 is primarily due to the effects of our offerings of our Zero Coupon Debentures in December 2000 and of Comcast Cable's senior notes in January 2001, offset, in part, by the effects of our repayments and retirement of debt.

     We anticipate that, for the foreseeable future, interest expense will be a significant cost to us and will have a significant adverse effect on our ability to realize net earnings. We believe we will continue to be able to meet our obligations through our ability both to generate operating income before depreciation and amortization and to obtain external financing.

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 2001


     Investment Income

     During the three months ended March 31, 2001 and 2000, we recognized pre-tax gains of $11.6 million and $589.4 million, respectively, on sales and exchanges of certain of our investments.

     During the three months ended March 31, 2001 and 2000, we recorded losses of $894.1 million and $4.9 million, respectively, on certain of our investments based on a decline in value that was considered other than temporary. The loss for the three months ended March 31, 2001 relates principally to our investment in AT&T common stock, a portion of which was exchanged on April 30, 2001 (see
Note 4 to our condensed consolidated financial statements included in Item 1).

     In connection with our adoption of SFAS No. 133 on January 1, 2001, we reclassified our investment in Sprint PCS from an available for sale security to a trading security. In connection with this reclassification, we recorded pre-tax investment income of $1.092 billion, representing the accumulated unrealized gain on our investment in Sprint PCS previously recorded as a component of accumulated other comprehensive income.

     During the three months ended March 31, 2001, we recorded an unrealized loss on trading securities of $126.8 million and pre-tax investment income of $114.0 million related to the mark to market adjustments on our derivatives and hedged items.

     Expense Related to Indexed Debt

     Through December 31, 2000, the ZONES were accounted for as an indexed debt instrument since the maturity value is dependent upon the fair value of Sprint PCS stock. During the three months ended March 31, 2000, we recorded expense related to indexed debt of $687.5 million to reflect fair value of the underlying Sprint PCS stock.

     Other Income (Expense)

     On January 1, 2001, in connection with our cable systems exchange with Adelphia pursuant to which we received cable communications systems serving approximately 445,000 subscribers from Adelphia in exchange for certain of our cable communications systems serving approximately 440,000 subscribers, we recorded a pre-tax gain of $1.199 billion, representing the difference between the estimated fair value as of the closing date of the transaction and our cost basis in the systems exchanged.

     Income Tax (Expense) Benefit

     The changes in income tax (expense) benefit for the three month period from 2000 to 2001 are primarily the result of the effects of changes in our income
(loss) before taxes and minority interest, and non-deductible goodwill amortization.

     Minority Interest

     The changes in minority interest for the three month period from 2000 to 2001 are attributable to the effects of changes in the net income or loss of our less than 100% owned consolidated subsidiaries.

     Extraordinary Items

     During the three months ended March 31, 2000, we incurred debt extinguishment costs and wrote off unamortized debt issue costs principally in connection with the redemption and retirement of certain indebtedness, resulting in extraordinary losses, net of tax, of $5.1 million.

     Cumulative Effect of Accounting Change

     In connection with the adoption of SFAS No. 133, we recognized as income a cumulative effect of accounting change, net of related income taxes, of $384.5 million during the three months ended March 31, 2001. The income consisted of a $400.2 million adjustment to record the debt component of our ZONES at a discount from its value at maturity and $191.3 million principally related to the reclassification of gains previously recognized as a component of accumulated other comprehensive income on our equity derivative instruments, net of related deferred income taxes.

     We believe that our operations are not materially affected by inflation.

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 2001


PART II.  OTHER INFORMATION
--------  -----------------

ITEM 1.   LEGAL PROCEEDINGS

     We are subject to legal proceedings and claims which arise in the ordinary course of our business. In the opinion of our management, the amount of ultimate liability with respect to such actions is not expected to
     materially  affect  our  financial  position,   results  of  operations  or
     liquidity.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits required to be filed by Item 601 of Regulation S-K:

          None.

     (b)  Reports on Form 8-K:

          (i) We filed a Current Report on Form 8-K under Item 5 on January 4, 2001 relating to our announcement that we had completed our cable systems exchanges with AT&T Corporation and Adelphia Communications Corporation.

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 2001

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        COMCAST CORPORATION
                                        ----------------------------------------




                                        /S/ LAWRENCE J. SALVA
                                        ----------------------------------------
                                        Lawrence J. Salva
                                        Senior Vice President
                                        (Principal Accounting Officer)


Date: May 8, 2001