Form 10-Q
period 2001-06-30
COMCAST CORP
filed 2001-08-07
CIK 22301

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

(X) Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended:
                                  JUNE 30, 2001
                                       OR
( ) Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from ________ to ________.

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
                           --------------------------

As of June 30, 2001, there were 914,229,411 shares of Class A Special Common Stock, 21,829,422 shares of Class A Common Stock and 9,444,375 shares of Class B Common Stock outstanding.

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 2001

                                TABLE OF CONTENTS

                                                                                                          Page
                                                                                                         Number
PART I.    FINANCIAL INFORMATION

           ITEM 1.    Financial Statements

                      Condensed Consolidated Balance Sheet as of June 30, 2001
                      and December 31, 2000 (Unaudited)......................................................2

                      Condensed Consolidated Statement of Operations and Retained
                      Earnings (Accumulated Deficit) for the Three and Six Months
                      Ended June 30, 2001 and 2000 (Unaudited)...............................................3

                      Condensed Consolidated Statement of Cash Flows for the
                      Six Months Ended June 30, 2001 and 2000 (Unaudited)....................................4

                      Notes to Condensed Consolidated Financial Statements (Unaudited)..................5 - 14

           ITEM 2.    Management's Discussion and Analysis of Financial Condition
                      and Results of Operations........................................................15 - 22

PART II.   OTHER INFORMATION

           ITEM 1.    Legal Proceedings.....................................................................23

           ITEM 4.    Submission of Matters to a Vote of Security Holders..............................23 - 24

           ITEM 6.    Exhibits and Reports on Form 8-K......................................................24

           SIGNATURE........................................................................................25


                       -----------------------------------

     This Quarterly Report on Form 10-Q is for the three months ended June 30, 2001. This Quarterly Report modifies and supersedes documents filed prior to this Quarterly Report. The SEC allows us to "incorporate by reference" information that we file with them, which means that we can disclose important information to you by referring you directly to those documents. Information incorporated by reference is considered to be part of this Quarterly Report. In addition, information that we file with the SEC in the future will automatically update and supersede information contained in this Quarterly Report. In this Quarterly Report, "Comcast," "we," "us" and "our" refer to Comcast Corporation and its subsidiaries.

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

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 2001

PART I.   FINANCIAL INFORMATION
------    ---------------------

ITEM 1.   FINANCIAL STATEMENTS

                                       CONDENSED CONSOLIDATED BALANCE SHEET
                                                    (Unaudited)

                                                                             (Dollars in millions, except share data)
                                                                                   June 30,        December 31,
                                                                                     2001              2000
                                                                                   ---------         ---------
ASSETS
------
CURRENT ASSETS
   Cash and cash equivalents....................................................      $745.9            $651.5
   Investments..................................................................     1,928.7           3,059.7
   Accounts receivable, less allowance for doubtful accounts
     of $150.3 and $141.7.......................................................       828.8             891.9
   Inventories, net.............................................................       471.8             438.5
   Other current assets.........................................................       186.3             102.8
                                                                                   ---------         ---------
       Total current assets.....................................................     4,161.5           5,144.4
                                                                                   ---------         ---------
INVESTMENTS.....................................................................     2,844.6           2,661.9
                                                                                   ---------         ---------
PROPERTY AND EQUIPMENT..........................................................     8,290.6           6,799.2
   Accumulated depreciation.....................................................    (1,818.3)         (1,596.5)
                                                                                   ---------         ---------
   Property and equipment, net..................................................     6,472.3           5,202.7
                                                                                   ---------         ---------
DEFERRED CHARGES................................................................    30,434.5          26,865.9
   Accumulated amortization.....................................................    (5,272.2)         (4,130.4)
                                                                                   ---------         ---------
   Deferred charges, net........................................................    25,162.3          22,735.5
                                                                                   ---------         ---------
                                                                                   $38,640.7         $35,744.5
                                                                                   =========         =========
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES
   Accounts payable and accrued expenses........................................    $3,116.0          $2,852.9
   Accrued interest.............................................................       143.3             105.5
   Deferred income taxes........................................................       225.8             789.9
   Current portion of long-term debt............................................       548.0             293.9
                                                                                   ---------         ---------
       Total current liabilities................................................     4,033.1           4,042.2
                                                                                   ---------         ---------
LONG-TERM DEBT, less current portion............................................    11,450.7          10,517.4
                                                                                   ---------         ---------
DEFERRED INCOME TAXES...........................................................     6,426.2           5,786.7
                                                                                   ---------         ---------
MINORITY INTEREST AND OTHER.....................................................     1,670.2           1,257.2
                                                                                   ---------         ---------
COMMITMENTS AND CONTINGENCIES (NOTE 9)

COMMON EQUITY PUT OPTIONS.......................................................                          54.6
                                                                                   ---------         ---------
STOCKHOLDERS' EQUITY
   Preferred stock - authorized, 20,000,000 shares
     5.25% series B mandatorily redeemable convertible, $1,000 par value;
     issued, zero and 59,450 at redemption value................................                          59.5
   Class A special common stock, $1 par value - authorized, 2,500,000,000 shares; issued, 937,554,322 and 931,340,103; outstanding, 914,229,411
     and 908,015,192............................................................       914.2             908.0
   Class A common stock, $1 par value - authorized,
     200,000,000 shares; issued, 21,829,422 and 21,832,250......................        21.8              21.8
   Class B common stock, $1 par value - authorized,
     50,000,000 shares; issued, 9,444,375.......................................         9.4               9.4
   Additional capital...........................................................    11,747.5          11,598.8
   Retained earnings............................................................     2,075.8           1,056.5
   Accumulated other comprehensive income.......................................       291.8             432.4
                                                                                   ---------         ---------
       Total stockholders' equity...............................................    15,060.5          14,086.4
                                                                                   ---------         ---------
                                                                                   $38,640.7         $35,744.5
                                                                                   =========         =========

See notes to condensed consolidated financial statements.

                                       COMCAST CORPORATION AND SUBSIDIARIES
                                                     FORM 10-Q
                                            QUARTER ENDED JUNE 30, 2001
                                CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND
                                      RETAINED EARNINGS (ACCUMULATED DEFICIT)
                                                    (Unaudited)

                                                                            (Amounts in millions, except per share data)
                                                                             Three Months Ended     Six Months Ended
                                                                                  June 30,              June 30,
                                                                              2001       2000       2001       2000
                                                                            ---------  ---------  ---------  ---------
REVENUES
    Service revenues.......................................................  $1,422.5   $1,141.5   $2,734.6   $2,259.4
    Net sales from electronic retailing....................................     876.0      770.6    1,760.0    1,591.6
                                                                            ---------  ---------  ---------  ---------
                                                                              2,298.5    1,912.1    4,494.6    3,851.0
                                                                            ---------  ---------  ---------  ---------
COSTS AND EXPENSES
    Operating..............................................................     672.2      529.0    1,312.5    1,077.9
    Cost of goods sold from electronic retailing...........................     555.2      488.2    1,111.8    1,015.2
    Selling, general and administrative....................................     370.7      292.1      729.0      568.2
    Depreciation...........................................................     250.9      204.8      472.2      376.7
    Amortization...........................................................     582.8      429.6    1,102.9      803.4
                                                                            ---------  ---------  ---------  ---------
                                                                              2,431.8    1,943.7    4,728.4    3,841.4
                                                                            ---------  ---------  ---------  ---------
OPERATING INCOME (LOSS)....................................................    (133.3)     (31.6)    (233.8)       9.6
OTHER INCOME (EXPENSE)
    Interest expense.......................................................    (176.2)    (163.2)    (358.5)    (331.8)
    Investment income......................................................     502.7      314.8      717.4      959.4
    Income (expense) related to indexed debt...............................                289.5                (398.0)
    Equity in net losses of affiliates.....................................      (9.5)      (1.1)      (6.6)      (4.0)
    Other income (expense).................................................      (6.3)       2.2    1,187.9       (8.6)
                                                                            ---------  ---------  ---------  ---------
                                                                                310.7      442.2    1,540.2      217.0
                                                                            ---------  ---------  ---------  ---------
INCOME BEFORE INCOME TAXES, MINORITY INTEREST, EXTRAORDINARY ITEMS
    AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE.............................     177.4      410.6    1,306.4      226.6
INCOME TAX EXPENSE.........................................................    (103.8)    (185.1)    (589.4)    (153.3)
                                                                            ---------  ---------  ---------  ---------
INCOME BEFORE MINORITY INTEREST, EXTRAORDINARY ITEMS
    AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE.............................      73.6      225.5      717.0       73.3
MINORITY INTEREST..........................................................     (36.9)     (26.7)     (63.6)     (60.9)
                                                                            ---------  ---------  ---------  ---------
INCOME BEFORE EXTRAORDINARY ITEMS AND CUMULATIVE
    EFFECT OF ACCOUNTING CHANGE............................................      36.7      198.8      653.4       12.4
EXTRAORDINARY ITEMS........................................................      (1.5)     (11.1)      (1.5)     (16.2)
CUMULATIVE EFFECT OF ACCOUNTING CHANGE.....................................                           384.5
                                                                            ---------  ---------  ---------  ---------
NET INCOME (LOSS)..........................................................      35.2      187.7    1,036.4       (3.8)
PREFERRED DIVIDENDS........................................................                 (7.6)                (15.1)
                                                                            ---------  ---------  ---------  ---------
NET INCOME (LOSS) FOR COMMON STOCKHOLDERS..................................     $35.2     $180.1   $1,036.4     ($18.9)
                                                                            =========  =========  =========  =========
RETAINED EARNINGS (ACCUMULATED DEFICIT)
    Beginning of period....................................................  $2,040.6    ($975.9)  $1,056.5    ($619.8)
    Net income (loss)......................................................      35.2      187.7    1,036.4       (3.8)
    Retirement of common stock.............................................                (90.0)     (17.1)    (254.6)
                                                                            ---------  ---------  ---------  ---------
    End of period..........................................................  $2,075.8    ($878.2)  $2,075.8    ($878.2)
                                                                            =========  =========  =========  =========
BASIC EARNINGS (LOSS) FOR COMMON STOCKHOLDERS PER COMMON SHARE
    Income before extraordinary items and cumulative effect of
     accounting change.....................................................     $0.04      $0.21      $0.69
    Extraordinary items....................................................                (0.01)               ($0.02)
    Cumulative effect of accounting change.................................                            0.40
                                                                            ---------  ---------  ---------  ---------
       Net income (loss)...................................................     $0.04      $0.20      $1.09     ($0.02)
                                                                            =========  =========  =========  =========
BASIC WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING.................     951.1      909.8      948.2      873.2
                                                                            =========  =========  =========  =========
DILUTED EARNINGS (LOSS) FOR COMMON STOCKHOLDERS PER COMMON SHARE
    Income before extraordinary items and cumulative effect of
     accounting change.....................................................     $0.04      $0.20      $0.67
    Extraordinary items....................................................                (0.01)               ($0.02)
    Cumulative effect of accounting change.................................                            0.40
                                                                            ---------  ---------  ---------  ---------
       Net income (loss)...................................................     $0.04      $0.19      $1.07     ($0.02)
                                                                            =========  =========  =========  =========
DILUTED WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING...............     965.6      974.7      965.3      873.2
                                                                            =========  =========  =========  =========

See notes to condensed consolidated financial statements.

                                       COMCAST CORPORATION AND SUBSIDIARIES
                                                     FORM 10-Q
                                            QUARTER ENDED JUNE 30, 2001
                                  CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                                    (Unaudited)

                                                                                         (Dollars in millions)
                                                                                       Six Months Ended June 30,
                                                                                          2001           2000
                                                                                        ---------      --------
OPERATING ACTIVITIES
   Net income (loss)................................................................     $1,036.4         ($3.8)
   Adjustments to reconcile net income (loss) to net cash provided by operating activities:
     Depreciation...................................................................        472.2         376.7
     Amortization...................................................................      1,102.9         803.4
     Non-cash interest (income) expense, net........................................         23.8         (25.4)
     Non-cash expense related to indexed debt.......................................                      398.0
     Equity in net losses of affiliates.............................................          6.6           4.0
     Gains on investments and other income, net.....................................     (1,875.5)       (863.2)
     Minority interest..............................................................         63.6          60.9
     Extraordinary items............................................................          1.5          16.2
     Cumulative effect of accounting change.........................................       (384.5)
     Deferred income taxes and other................................................       (112.5)       (109.7)
                                                                                        ---------      --------
                                                                                            334.5         657.1

     Changes in working capital.....................................................        375.0        (483.4)
                                                                                        ---------      --------
           Net cash provided by operating activities................................        709.5         173.7
                                                                                        ---------      --------
FINANCING ACTIVITIES
   Proceeds from borrowings.........................................................      4,554.7         188.8
   Retirements and repayments of debt...............................................     (3,206.4)     (1,078.3)
   Issuances of common stock and sales of put options on common stock...............         20.2          21.5
   Repurchases of common stock......................................................                     (219.6)
   Deferred financing costs.........................................................        (22.5)
                                                                                        ---------      --------
           Net cash provided by (used in) financing activities......................      1,346.0      (1,087.6)
                                                                                        ---------      --------
INVESTING ACTIVITIES
   Acquisitions, net of cash acquired...............................................       (872.8)        (83.8)
   (Purchases) sales of short-term investments, net.................................       (135.5)        867.4
   Purchases of investments.........................................................       (175.7)       (348.7)
   Proceeds from sales of investments...............................................        505.6         983.8
   Capital expenditures.............................................................     (1,158.9)       (608.0)
   Additions to deferred charges....................................................       (123.8)       (166.7)
                                                                                        ---------      --------
           Net cash (used in) provided by investing activities......................     (1,961.1)        644.0
                                                                                        ---------      --------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS....................................         94.4        (269.9)
CASH AND CASH EQUIVALENTS, beginning of period......................................        651.5         922.2
                                                                                        ---------      --------
CASH AND CASH EQUIVALENTS, end of period............................................       $745.9        $652.3
                                                                                        =========      ========

See notes to condensed consolidated financial statements.

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 2001
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     Basis of Presentation
     Comcast Corporation and its subsidiaries (the "Company") has prepared these unaudited condensed consolidated financial statements based upon Securities and Exchange Commission rules that permit reduced disclosure for interim periods.

     These financial statements include all adjustments that are necessary for a fair presentation of the Company's results of operations and financial condition for the interim periods shown including normal recurring accruals and other items. The results of operations for the interim periods presented are not necessarily indicative of results for the full year.

     For a more complete discussion of the Company's accounting policies and certain other information, refer to the financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

2.   ADOPTION OF NEW ACCOUNTING STANDARD

     SFAS No. 133, As Amended
     On January 1, 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended. SFAS No. 133 establishes accounting and reporting standards for derivatives and hedging activities. SFAS No. 133 requires that all derivative instruments be reported on the balance sheet at their fair values.

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

     The following table reconciles the numerator and denominator of the computations of diluted earnings (loss) for common stockholders per common share ("Diluted EPS") for the interim periods presented.

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 2001
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)


                                                             (Amounts in millions, except per share data)
                                                             Three Months Ended       Six Months Ended
                                                                  June 30,                June 30,
                                                               2001       2000        2001       2000
                                                             ---------  ---------   ---------  ---------
     Net income (loss) for common stockholders............       $35.2     $180.1    $1,036.4     ($18.9)
     Preferred dividends..................................                    7.6
                                                             ---------  ---------   ---------  ---------
     Net income (loss) for common stockholders used
       for Diluted EPS....................................       $35.2     $187.7    $1,036.4     ($18.9)
                                                             =========  =========   =========  =========
     Basic weighted average number of common shares
       outstanding........................................       951.1      909.8       948.2      873.2
     Dilutive securities:
       Series B convertible preferred stock...............                   42.5         2.1
       Stock option and restricted stock plans............        14.5       22.2        15.0
       Put options on Class A Special Common Stock........                    0.2
                                                             ---------  ---------   ---------  ---------
     Diluted weighted average number of common shares
       outstanding........................................       965.6      974.7       965.3      873.2
                                                             =========  =========   =========  =========
     Diluted earnings (loss) for common stockholders
       per common share...................................        $.04       $.19       $1.07      ($.02)
                                                             =========  =========   =========  =========

     The Company sold put options on its Class A Special Common Stock during the six months ended June 30, 2000 (see Note 7). These put options were excluded from the computation of Diluted EPS for the interim periods during which the options' exercise price was less than the average market price of the Company's Class A Special Common Stock.

     In December 2000 and January 2001, the Company issued $1.478 billion aggregate principal amount at maturity of Zero Coupon Convertible Debentures due 2020 (the "Zero Coupon Debentures" - see Note 6). The Zero Coupon Debentures may be converted at any time prior to maturity if the closing sale price of the Company's Class A Special Common Stock is greater than 110% of the accreted conversion price (as defined). The Zero Coupon Debentures were excluded from the computation of Diluted EPS for the interim periods in 2001 as the weighted average closing sale price of the Company's Class A Special Common Stock was not greater than 110% of the accreted conversion price.

     Potentially dilutive securities related to the Company's Series B convertible preferred stock, stock options and restricted stock plans were excluded from the computation of Diluted EPS for the six months ended June 30, 2000 because their effect on loss for common stockholders per common share was antidilutive.

4.   ACQUISITIONS AND OTHER SIGNIFICANT EVENTS

     Adelphia Cable Systems Exchange
     On January 1, 2001, the Company completed its cable systems exchange with Adelphia Communications Corporation ("Adelphia"). The Company received cable systems serving approximately 445,000 subscribers from Adelphia and Adelphia received certain of the Company's cable systems serving approximately 441,000 subscribers. The Company recorded to other income a pre-tax gain of $1.199 billion representing the difference between the estimated fair value as of the closing date of the transaction and the Company's cost basis in the systems exchanged.

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 2001
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

     Home Team Sports Acquisition
     On February 14, 2001, the Company acquired Home Team Sports (now known as Comcast SportsNet - MidAtlantic), a regional sports programming network serving approximately 4.8 million homes in the Mid-Atlantic region, from Viacom, Inc. ("Viacom") and Affiliated Regional Communications, Ltd. (an affiliate of Fox Cable Network Services, LLC ("Fox")). The Company agreed to increase the distribution of certain of Viacom's and Fox's programming networks on certain of the Company's cable systems. The estimated fair value of Home Team Sports as of the closing date of the acquisition was $240.0 million.

     AT&T Cable Systems Acquisition
     On April 30, 2001, the Company acquired cable systems serving approximately 585,000 subscribers from AT&T Corp. ("AT&T") in exchange for approximately
     63.9 million shares of AT&T common stock then held by the Company. The market value of the AT&T shares was approximately $1.423 billion, based on the price of the AT&T common stock on the closing date of the transaction. Under the terms of the agreement between the Company and AT&T, however, approximately 39.6 million shares of the AT&T common stock included in the exchange were valued at $54.41 per share for purposes of the exchange. The transaction is expected to qualify as tax free to both the Company and to AT&T.

     Acquisition of Controlling Interest in the Golf Channel
     On June 8, 2001, the Company acquired the approximate 30.8% interest in The Golf Channel ("TGC") held by Fox Entertainment Group, Inc. ("Fox Entertainment"), a subsidiary of The News Corporation Limited ("News Corp."). In addition, Fox and News Corp. agreed to a five-year non-competition agreement. The Company paid aggregate consideration of $364.9 million in cash. The Company previously accounted for TGC under the equity method. The Company now owns approximately 91.0% of TGC and consolidates TGC.

     Baltimore, Maryland System Acquisition
     On  June  30,  2001,   the  Company   acquired  the  cable  system  serving
     approximately 112,000 subscribers in Baltimore, Maryland from AT&T for $518.7 million in cash. The purchase price is subject to adjustment.

     The Company accounted for the acquisitions under the purchase method of accounting. As such, the Company's results include the operating results of the acquired businesses from the dates of acquisition. The Company's cable systems exchange with Adelphia, the Home Team Sports acquisition and the AT&T cable systems acquisition had no significant impact on the Company's statement of cash flows during 2001 due to their noncash nature. The allocations of the purchase price for the 2001 acquisitions are preliminary pending completion of final appraisals (see Note 8).

     Option to Acquire Outdoor Life Network
     In May 2001, the Company entered into an agreement with Fox Entertainment in which the Company obtained an option to acquire from Fox Entertainment the approximate 83.2% interest in Outdoor Life Network ("OLN") not previously owned by the Company. In connection with the transaction and to facilitate Fox Entertainment's acquisition of the other minority interests in OLN, the Company agreed to loan Fox Entertainment up to $400 million on a short-term basis on terms that the Company believes represent an arm's-length basis. The loan, together with accrued interest on the loan, may be applied against the purchase price at closing. If the option is exercised, the Company will own 100% of OLN and will consolidate OLN.

     Unaudited Pro Forma Information
     The following unaudited pro forma information has been presented as if the acquisitions and cable systems exchanges made by the Company in 2001 and 2000 each occurred on January 1, 2000. For a discussion of the Company's 2000 acquisitions and cable systems exchange, refer to the financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.This information is based on historical results of operations and has been adjusted for acquisition costs. This information is not necessarily indicative of what the results would have been had the Company operated the entities acquired since January 1, 2000.

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 2001
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)


                                                                   (Amounts in millions,
                                                                  except per share data)
                                                                 Six Months Ended June 30,
                                                                  2001            2000
                                                               ----------       ---------

Revenues....................................................     $4,688.1        $4,302.3
Income (loss) before extraordinary items and
  cumulative effect of accounting change....................       $645.1         ($211.0)
Net income (loss)...........................................     $1,028.1         ($227.2)
Diluted EPS.................................................        $1.07           ($.26)

5.   INVESTMENTS

                                                                             June 30,   December 31,
                                                                               2001        2000
                                                                             ---------  ---------
                                                                             (Dollars in millions)

           Fair value method
                  AT&T Corp............................................       $1,837.3   $1,174.3
                  Sprint Corp. PCS Group...............................        2,156.9    2,149.8
                  Other................................................          316.6    1,873.0
                                                                             ---------  ---------
                                                                               4,310.8    5,197.1
           Cost method.................................................          300.4      128.4
           Equity method...............................................          162.1      396.1
                                                                             ---------  ---------
                  Total investments....................................        4,773.3    5,721.6

           Less, current investments...................................        1,928.7    3,059.7
                                                                             ---------  ---------
           Non-current investments.....................................       $2,844.6   $2,661.9
                                                                             =========  =========

     Fair Value Method
     The Company holds unrestricted equity investments in certain publicly traded companies which it accounts for as available for sale or trading securities. The unrealized pre-tax gains on available for sale investments as of June 30, 2001 and December 31, 2000 of $479.6 million and $707.1 million, respectively, have been reported in the Company's balance sheet principally as a component of accumulated other comprehensive income, net of related deferred income taxes of $167.9 million and $240.0 million, respectively.

     In June 2001, the Company and AT&T entered into an Amended and Restated Share Issuance Agreement (the "Share Issuance Agreement"). AT&T issued to the Company approximately 80.3 million unregistered shares of AT&T common stock and the Company agreed to settle its right under a previous agreement (the "Share Exchange Agreement") to exchange an aggregate 31.2 million Excite@Home shares and warrants held by the Company for shares of AT&T common stock. The Company has registration rights, subject to customary restrictions, which allow the Company to require AT&T to register the AT&T shares received. Under the terms of the Share Issuance Agreement, the Company retained the Excite@Home shares and warrants held by it. The Company recorded to investment income a pre-tax gain of $296.3 million, representing the fair value on the closing date of the transaction of the increased consideration received by the Company to settle its right under the Share Exchange Agreement.

     Derivatives
     The Company uses derivative financial instruments to manage its exposure to fluctuations in interest rates, securities prices and certain foreign currencies. The Company also invests in businesses, to some degree, through the purchase of equity call option or call warrant agreements.

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 2001
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

     The unrealized pre-tax losses on cash flow hedges as of June 30, 2001 of $2.6 million have been reported in the Company's balance sheet as a component of accumulated other comprehensive income, net of related deferred income taxes of $0.9 million.

     Investment Income
     Investment income for the interim periods includes the following (in millions):


                                                           Three Months Ended         Six Months Ended
                                                                June 30,                  June 30,
                                                            2001        2000          2001         2000
                                                          --------    --------      ---------    --------

Interest and dividend income..............................   $17.4       $45.2          $35.0      $105.3
Gains on sales and exchanges of investments...............   448.0       272.1          459.6       861.5
Investment impairment losses..............................   (45.0)       (2.5)        (939.1)       (7.4)
Reclassification of unrealized gains......................                            1,092.4
Unrealized gain on Sprint PCS common stock................   392.4                      265.6
Mark to market adjustments on derivatives related
     to Sprint PCS common stock...........................  (317.9)                    (191.5)
Mark to market adjustments on derivatives and
     hedged items.........................................     7.8                       (4.6)
                                                          --------    --------      ---------    --------

     Investment income....................................  $502.7      $314.8         $717.4      $959.4
                                                          ========    ========      =========    ========


     The investment impairment loss for the six months ended June 30, 2001 relates principally to an other than temporary decline in the Company's investment in AT&T, a portion of which was exchanged on April 30, 2001 (see
     Note 4).

     The Company reclassified its investment in Sprint PCS from an available for sale security to a trading security in connection with the adoption of SFAS No. 133. In connection with this reclassification, the Company recorded to investment income the accumulated unrealized gain of $1.092 billion on the Company's investment in Sprint PCS which was previously recorded as a component of accumulated other comprehensive income.

6.   LONG-TERM DEBT

     Senior Notes Offerings
     Comcast Cable Communications, Inc. ("Comcast Cable"), a wholly owned subsidiary of the Company, sold an aggregate of $3.0 billion of public debt during the six months ended June 30, 2001 consisting of the following (dollars in millions):


                 Issue Date            Amount            Rate        Maturity
                 ----------            ------            ----        --------

               January 2001             $500.0           6.375%      2006
               January 2001            1,000.0            6.75%      2011
               May/June 2001             750.0           6.875%      2009
               May/June 2001             750.0           7.125%      2013
                                     ---------
               Total                  $3,000.0
                                     ---------

     Comcast Cable used substantially all of the net proceeds from the offerings to repay a portion of the amounts outstanding under its commercial paper program, revolving credit facility and notes payable to affiliates, and to fund acquisitions.

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 2001
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

     Zero Coupon Convertible Debentures
     In December 2000, the Company issued $1.285 billion principal amount at maturity of Zero Coupon Debentures for proceeds of $1.002 billion. In January 2001, the Company issued an additional $192.8 million principal amount at maturity of Zero Coupon Debentures for proceeds of $150.3 million. The Company used substantially all of the net proceeds from the offering to repay a portion of the amounts outstanding under Comcast Cable's commercial paper program and revolving credit facility.

     ZONES
     At maturity, holders of the Company's 2.0% Exchangeable Subordinated Debentures due 2029 (the "ZONES") are entitled to receive in cash an amount equal to the higher of the principal amount of the ZONES or the market value of Sprint PCS common stock.

     Prior to maturity, each ZONES is exchangeable at the holders' option for an amount of cash equal to 95% of the market value of Sprint PCS Stock. As of June 30, 2001, the number of Sprint PCS shares held by the Company exceeded the number of ZONES outstanding.

     As of June 30, 2001 and December 31, 2000, long-term debt includes $1.593 billion and $1.807 billion, respectively, of ZONES. Upon adoption of SFAS No. 133, the Company split the ZONES into their derivative and debt components. In connection with the adoption of SFAS No. 133, the Company recorded the debt component of the ZONES at a discount from its value at maturity resulting in a reduction in the outstanding balance of the ZONES of $400.2 million (see Note 2).

     The Company recorded the increase in the fair value of the derivative component of the ZONES (see Note 5) and the increase in the carrying value of the debt component of the ZONES as follows (in millions):


                                                                   Three Months      Six Months
                                                                      Ended            Ended
                                                                  June 30, 2001    June 30, 2001
                                                                  -------------    -------------

     Increase in derivative component to investment income.....        $245.0          $175.6
     Increase in debt component to interest expense............          $5.5           $11.0


     Extraordinary Items
     Extraordinary items during the interim periods consist of unamortized debt issue costs and debt extinguishment costs, net of related tax benefits, expensed principally in connection with the redemption and retirement of certain indebtedness.

     Interest Rates
     As of June 30, 2001 and December 31, 2000, the Company's effective weighted average interest rate on its long-term debt outstanding was 5.95% and 6.30%, respectively.

     Lines and Letters of Credit
     As of June 30, 2001, certain subsidiaries of the Company had unused lines of credit of $3.878 billion under their respective credit facilities.

     As of June 30, 2001, the Company and certain of its subsidiaries had unused irrevocable standby letters of credit totaling $124.4 million to cover potential fundings under various agreements.

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 2001
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

7.   STOCKHOLDERS' EQUITY

     Board-Authorized Repurchase Programs
     The Company repurchased approximately 2.7 million shares and 6.0 million shares, respectively, of its common stock for $91.7 million and $219.6 million, respectively, during the three and six months ended June 30, 2000.

     Common Equity Put Options
     The Company sold put options on 2.0 million shares of its Class A Special Common Stock during the six months ended June 30, 2000 in connection with the Company's repurchase programs. Put options on 0.7 million shares expired unexercised during the fourth quarter of 2000 while the remaining put options on 1.3 million shares expired unexercised during the six months ended June 30, 2001.

     The Company reclassified $54.6 million, the amount it would have been obligated to pay to repurchase such shares had the put options been exercised, from common equity put options to additional capital upon expiration of the put options during 2001.

     Conversion of Series B Preferred Stock
     In March 2001, the Company issued approximately 4.2 million shares of its Class A Special Common Stock to the holder of the Company's Series B Preferred Stock in connection with the holder's election to convert the remaining $59.5 million at redemption value of Series B Preferred Stock.

     Comprehensive Income (Loss)
     The Company's total comprehensive income (loss) for the interim periods was as follows (in millions):


                                                              Three Months Ended       Six Months Ended
                                                                   June 30,                June 30,
                                                               2001        2000       2001        2000
                                                             ---------  ----------  ---------  ----------
     Net income (loss)....................................       $35.2      $187.7   $1,036.4       ($3.8)
     Unrealized gains (losses) on marketable securities...        16.9    (2,068.4)    (132.2)   (3,059.4)
     Unrealized losses on the effective portion
       of cash flow hedges................................        (0.5)                  (1.7)
     Foreign currency translation gains (losses)..........         2.7        (3.7)      (6.7)       (4.3)
                                                             ---------  ----------  ---------  ----------
     Comprehensive income (loss)..........................       $54.3   ($1,884.4)    $895.8   ($3,067.5)
                                                             =========  ==========  =========  ==========

8.   STATEMENT OF CASH FLOWS - SUPPLEMENTAL INFORMATION

     The fair values of the assets and liabilities acquired by the Company through noncash transactions during 2001 (see Note 4) are as follows (in millions):


           Current assets..............................        $56.6
           Property, plant & equipment.................        686.1
           Deferred charges............................      2,755.8
           Current liabilities.........................        (37.0)
                                                         -----------
                    Net assets acquired................     $3,461.5
                                                         ===========

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 2001
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

     The Company made cash payments for interest and income taxes during the interim periods as follows (in millions):


                                                     Three Months Ended      Six Months Ended
                                                          June 30,               June 30,
                                                      2001         2000      2001        2000
                                                    --------     --------  --------    --------
     Interest......................................   $193.5       $231.6    $296.7      $358.4
     Income taxes..................................   $111.3       $140.9    $126.4      $596.9

9.   COMMITMENTS AND CONTINGENCIES

     The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to such actions is not expected to materially affect the financial position, results of operations or liquidity of the Company.

     In connection with a license awarded to an affiliate, the Company is contingently liable in the event of nonperformance by the affiliate to reimburse a bank which has provided a performance guarantee. The amount of the performance guarantee is approximately $200 million; however the
     Company's current estimate of the amount of future expenditures (principally in the form of capital expenditures) that will be made by the affiliate necessary to comply with the performance requirements will not exceed $75 million.

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 2001
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

10.  FINANCIAL DATA BY BUSINESS SEGMENT

     The following represents the Company's significant business segments, "Cable" and "Commerce." The components of net income (loss) below operating income (loss) are not separately evaluated by the Company's management on a segment basis (dollars in millions).

                                                                                           Corporate and
                                                                      Cable       Commerce   Other (1)     Total
                                                                      -----       --------   ---------     -----
     Three Months Ended June 30, 2001
     --------------------------------
     Revenues....................................................    $1,255.5       $876.0      $167.0    $2,298.5
     Operating income (loss) before
          depreciation and amortization (2)......................       549.7        159.8        (9.1)      700.4
     Depreciation and amortization...............................       733.0         36.8        63.9       833.7
     Operating income (loss) ....................................      (183.3)       123.0       (73.0)     (133.3)
     Interest expense............................................       128.7          7.1        40.4       176.2
     Capital expenditures........................................       511.6         41.9        83.5       637.0

     Six Months Ended June 30, 2001
     ------------------------------
     Revenues....................................................    $2,395.0     $1,760.0      $339.6    $4,494.6
     Operating income (loss) before
          depreciation and amortization (2)......................     1,037.7        332.5       (28.9)    1,341.3
     Depreciation and amortization...............................     1,409.3         71.4        94.4     1,575.1
     Operating income (loss).....................................      (371.6)       261.1      (123.3)     (233.8)
     Interest expense............................................       261.5         15.1        81.9       358.5
     Capital expenditures........................................       949.3         68.0       141.6     1,158.9

     Three Months Ended June 30, 2000
     --------------------------------
     Revenues....................................................    $1,022.0       $770.6      $119.5    $1,912.1
     Operating income before
          depreciation and amortization (2)......................       467.5        134.0         1.3       602.8
     Depreciation and amortization...............................       569.6         29.5        35.3       634.4
     Operating income (loss).....................................      (102.1)       104.5       (34.0)      (31.6)
     Interest expense............................................       118.9          9.0        35.3       163.2
     Capital expenditures........................................       262.8         43.2        12.9       318.9

     Six Months Ended June 30, 2000
     ------------------------------
     Revenues....................................................    $1,998.3     $1,591.6      $261.1    $3,851.0
     Operating income before
          depreciation and amortization (2)......................       904.3        278.7         6.7     1,189.7
     Depreciation and amortization...............................     1,072.1         59.0        49.0     1,180.1
     Operating income (loss).....................................      (167.8)       219.7       (42.3)        9.6
     Interest expense............................................       243.0         18.0        70.8       331.8
     Capital expenditures........................................       491.3         77.9        38.8       608.0

     As of June 30, 2001
     -------------------
     Assets......................................................   $29,382.7     $2,471.4    $6,786.6   $38,640.7
     Long-term debt, less current portion........................     7,840.1        185.0     3,425.6    11,450.7

     As of December 31, 2000
     -----------------------
     Assets......................................................   $25,750.3     $2,503.0    $7,491.2   $35,744.5
     Long-term debt, less current portion........................     6,711.0        302.0     3,504.4    10,517.4

     ---------------




                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 2001
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONCLUDED
                                   (Unaudited)

     (1) Other includes segments not meeting certain quantitative guidelines for reporting including the Company's content and business communications operations as well as elimination entries related to the segments presented. Corporate and other assets consist primarily of the Company's investments (see Note 5).
     (2) Operating income (loss) before depreciation and amortization is commonly referred to in the Company's businesses as "operating cash flow (deficit)." Operating cash flow is a measure of a company's ability to generate cash to service its obligations, including debt service obligations, and to finance capital and other expenditures. In part due to the capital intensive nature of the Company's businesses and the resulting significant level of non-cash depreciation and amortization expense, operating cash flow is frequently used as one of the bases for comparing businesses in the Company's industries, although the Company's measure of operating cash flow may not be comparable to similarly titled measures of other companies. Operating cash flow is the primary basis used by the Company's management to measure the operating performance of its businesses. Operating cash flow does not purport to represent net income or net cash provided by operating activities, as those terms are defined under generally accepted accounting principles, and should not be considered as an alternative to such measurements as an indicator of the Company's performance.

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 2001


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     We have grown significantly in recent years both through strategic acquisitions and growth in our existing businesses. We have historically met our cash needs for operations through our cash flows from operating activities. We have generally financed our cash requirements for acquisitions and capital expenditures through borrowings of long-term debt, sales of investments and from existing cash, cash equivalents and short-term investments.

     We have acquired cable systems in new communities in which we do not have established relationships with the franchising authority, community leaders and cable subscribers. Further, a substantial number of new employees are being and must continue to be integrated into our business practices and operations. Our results of operations may be significantly affected by our ability to efficiently and effectively manage these changes.

General Developments of Business

     Refer to Note 4 to our financial statements included in Item 1 for a discussion of our 2001 acquisitions and other significant events.

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

     We have both the ability and intent to redeem the Zero Coupon Debentures with amounts available under subsidiary credit facilities if holders exercise their rights to require us to repurchase the Zero Coupon Debentures in December 2001. As of June 30, 2001, certain of our subsidiaries had unused lines of credit of $3.878 billion under their respective credit facilities.

     Refer to Note 6 to our financial statements included in Item 1 for a discussion of our Zero Coupon Debentures. Refer to Note 9 to our financial statements included in Item 1 for a discussion of our commitments and contingencies.

     Cash, Cash Equivalents and Short-term Investments

     We  have  traditionally   maintained   significant  levels  of  cash,  cash
equivalents and short-term investments to meet our short-term liquidity requirements. Our cash equivalents and short-term investments are recorded at fair value. Cash, cash equivalents and short-term investments as of June 30, 2001 were $2.675 billion, substantially all of which is unrestricted.

     Investments

     A significant portion of our investments are in publicly traded companies and are reflected at fair value which fluctuates with market changes.

     We do not have any significant contractual funding commitments with respect to any of our investments. Our ownership interests in these investments may, however, be diluted if we do not fund our investees' non-binding capital calls. We continually evaluate our existing investments, as well as new investment opportunities.

     Refer to Note 5 to our financial statements included in Item 1 for a discussion of our investments.

     Capital Expenditures

     We have accelerated our cable system rebuild program and have increased deployment of cable modems and digital converters to our customers. As a result, we currently expect to invest $1.75 billion in capital expenditures for our cable operations in 2001, up from our previous estimate of $1.45 billion, and we expect our consolidated capital expenditures for 2001 to increase from our previous estimate of $1.65 billion to $1.95 billion.

     Financing

     As of June 30, 2001 and December 31, 2000, our long-term debt, including current portion, was $11.999 billion and $10.811 billion, respectively.

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 2001


     The $1.188 billion increase from December 31, 2000 to June 30, 2001 results principally from the effects of our net borrowings, offset by the $213.6 million aggregate reduction to the carrying value of our ZONES during 2001.

     Excluding the effects of interest rate risk management instruments, 10.9% and 28.5% of our long-term debt as of June 30, 2001 and December 31, 2000, respectively, was at variable rates. The decrease from December 31, 2000 to June 30, 2001 in the percentage of our variable rate debt was due principally to the effects of our 2001 financings described below.

     During 2001, our wholly owned subsidiary, Comcast Cable Communications, Inc. ("Comcast Cable") sold an aggregate of $3.0 billion of senior notes with interest rates ranging from 6.375% to 7.125% and maturing between 2006 and 2013. In addition, in January 2001, we issued an additional $192.8 million principal amount at maturity of our Zero Coupon Debentures. We used substantially all of the net proceeds from the offerings to repay a portion of the amounts outstanding under Comcast Cable's commercial paper program, revolving credit facility and notes payable to affiliates, and to fund acquisitions.

     We have and may in the future, depending on certain factors including market conditions, make optional repayments on our debt obligations, which may include open market repurchases of our outstanding public notes and debentures.

     Refer to Notes 6 and 7 to our financial statements included in Item 1 for a discussion of our 2001 financing activities.

     Equity Price Risk

     During 1999, we entered into cashless collar agreements (the "Equity Collars") covering $1.365 billion notional amount of our Sprint PCS common stock which we account for at fair value. The Equity Collars limit our exposure to and benefits from price fluctuations in the Sprint PCS common stock. During the three months ended June 30, 2001, $290.2 million notional amount of Equity Collars matured and we sold the related Sprint PCS common stock. The remaining $1.075 billion notional amount of Equity Collars mature between 2001 and 2003. As we had accounted for the Equity Collars as a hedge, changes in the value of the Equity Collars were substantially offset by changes in the value of the Sprint PCS common stock which were also marked to market through accumulated other comprehensive income in our balance sheet through December 31, 2000.

     In connection with the adoption of Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended on January 1, 2001, we reclassified our investment in Sprint PCS from an available for sale security to a trading security. During the three and six months ended June 30, 2001, the increase in the fair value of our investment in Sprint PCS common stock of $392.4 million and $265.6 million, respectively, was substantially offset by the decrease in the fair value of the Equity Collars and the increase in the fair value of the derivative component of the ZONES. See "Results of Operations - Investment Income" below.

     Interest Rate Risk

     During the six months ended June 30, 2001, interest rate exchange agreements ("Swaps") with an aggregate notional amount of $60.5 million were either terminated or expired. As of June 30, 2001, we have Swaps with an aggregate notional amount of $967.2 million having an average pay rate of 5.64% and an average receive rate of 6.78%.

                             -----------------------

Statement of Cash Flows

     Cash and cash equivalents increased $94.4 million as of June 30, 2001 from December 31, 2000. The increase in cash and cash equivalents resulted from cash flows from operating, financing and investing activities which are explained below.

     Net cash provided by operating activities amounted to $709.5 million for the six months ended June 30, 2001, due principally to our operating income before depreciation and amortization (see "Results of Operations"), and by changes in working capital as a result of the timing of receipts and disbursements and the effects of net interest and current income tax expense.

     Net  cash  provided  by  financing   activities   includes  borrowings  and
repayments of debt, as well as the issuances and repurchases of our equity securities. Net cash provided by financing activities was $1.346 billion

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 2001


for the six months ended June 30, 2001. During the six months ended June 30, 2001, we borrowed $4.555 billion, consisting of:
     o    $2.991 billion from Comcast Cable's senior notes offerings,
     o    $150.3 million from our Zero Coupon Debentures offering,
     o    $1.197 billion under Comcast Cable's commercial paper program, and
     o    $216.2 million under revolving credit facilities.

     During the six months ended June 30, 2001, we repaid $3.206 billion of our long-term debt, consisting primarily of:
     o    $1.765 billion under Comcast Cable's commercial paper program, and
     o    $1.427 billion on certain of our revolving credit facilities.

     In addition, during the six months ended June 30, 2001, we received proceeds of $20.2 million related to issuances of our common stock and incurred $22.5 million of deferred financing costs.

     Net cash used in investing activities includes the effects of acquisitions, net of cash acquired, purchases of investments, capital expenditures and additions to deferred charges, offset by proceeds from sales of investments. Net cash used in investing activities was $1.961 billion for the six months ended June 30, 2001.

     During the six months ended June 30, 2001, acquisitions, net of cash acquired, amounted to $872.8 million, consisting primarily of:
     o    $518.7 million for the cable system serving Baltimore City, and
     o    $305.9 million for a controlling interest in The Golf Channel.

Results of Operations

     Our summarized financial information for the interim periods is as follows (dollars in millions, "NM" denotes percentage is not meaningful):

                                                                 Three Months Ended
                                                                      June 30,          Increase / (Decrease)
                                                                  2001        2000          $           %
                                                                ---------   ---------   ---------   ---------
Revenues......................................................   $2,298.5    $1,912.1      $386.4        20.2%
Cost of goods sold from electronic retailing..................      555.2       488.2        67.0        13.7
Operating, selling, general and administrative expenses.......    1,042.9       821.1       221.8        27.0
                                                                ---------   ---------   ---------   ---------
Operating income before depreciation and amortization (1).....      700.4       602.8        97.6        16.2
Depreciation..................................................      250.9       204.8        46.1        22.5
Amortization..................................................      582.8       429.6       153.2        35.7
                                                                ---------   ---------   ---------   ---------
Operating income (loss).......................................     (133.3)      (31.6)      101.7          NM
                                                                ---------   ---------   ---------   ---------
Interest expense..............................................     (176.2)     (163.2)       13.0         8.0
Investment income.............................................      502.7       314.8       187.9        59.7
Income related to indexed debt................................                  289.5      (289.5)         NM
Equity in net losses of affiliates............................       (9.5)       (1.1)        8.4          NM
Other income (expense)........................................       (6.3)        2.2        (8.5)         NM
Income tax expense............................................     (103.8)     (185.1)      (81.3)      (43.9)
Minority interest.............................................      (36.9)      (26.7)       10.2        38.2
                                                                ---------   ---------   ---------   ---------
Income before extraordinary items and cumulative
   effect of accounting change................................      $36.7      $198.8     ($162.1)      (81.5%)
                                                                =========   =========   =========   =========

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 2001


                                                                  Six Months Ended
                                                                      June 30,          Increase / (Decrease)
                                                                  2001        2000          $           %
                                                                ---------   ---------   ---------   ---------
Revenues.....................................................    $4,494.6    $3,851.0      $643.6        16.7%
Cost of goods sold from electronic retailing.................     1,111.8     1,015.2        96.6         9.5
Operating, selling, general and administrative expenses......     2,041.5     1,646.1       395.4        24.0
                                                                ---------   ---------   ---------   ---------
Operating income before depreciation and amortization (1)....     1,341.3     1,189.7       151.6        12.7
Depreciation.................................................       472.2       376.7        95.5        25.4
Amortization.................................................     1,102.9       803.4       299.5        37.3
                                                                ---------   ---------   ---------   ---------
Operating income (loss)......................................      (233.8)        9.6      (243.4)         NM
                                                                ---------   ---------   ---------   ---------
Interest expense.............................................      (358.5)     (331.8)       26.7         8.0
Investment income............................................       717.4       959.4      (242.0)      (25.2)
Expense related to indexed debt..............................                  (398.0)     (398.0)         NM
Equity in net losses of affiliates...........................        (6.6)       (4.0)        2.6        65.0
Other income (expense).......................................     1,187.9        (8.6)    1,196.5          NM
Income tax expense...........................................      (589.4)     (153.3)      436.1          NM
Minority interest............................................       (63.6)      (60.9)        2.7         4.4
                                                                ---------   ---------   ---------   ---------
Income before extraordinary items and
   cumulative effect of accounting change....................      $653.4       $12.4      $641.0          NM
                                                                =========   =========   =========   =========

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

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 2001


Operating Results by Business Segment

     The following represent the operating results of our significant business segments, "Cable" and "Commerce." Refer to Note 10 to our financial statements included in Item 1 (dollars in millions).


Cable                                                             Three Months Ended
                                                                       June 30,                 Increase
                                                                   2001        2000           $           %
                                                                 ---------   ---------    ---------    --------
Video........................................................     $1,059.5      $892.0       $167.5        18.8%
Cable modem..................................................         64.8        26.3         38.5       146.4
Advertising sales............................................         85.7        71.8         13.9        19.4
Other........................................................         45.5        31.9         13.6        42.6
                                                                 ---------   ---------    ---------    --------
     Revenues................................................      1,255.5     1,022.0        233.5        22.8
Operating, selling, general and administrative expenses......        705.8       554.5        151.3        27.3
                                                                 ---------   ---------    ---------    --------
Operating income before depreciation
     and amortization (a)....................................       $549.7      $467.5        $82.2        17.6%
                                                                 =========   =========    =========    ========


                                                                   Six Months Ended
                                                                       June 30,                 Increase
                                                                   2001        2000           $           %
                                                                 ---------   ---------    ---------    --------
Video........................................................     $2,044.3    $1,757.4       $286.9        16.3%
Cable modem..................................................        119.3        47.0         72.3       153.8
Advertising sales............................................        151.9       130.0         21.9        16.8
Other........................................................         79.5        63.9         15.6        24.4
                                                                 ---------   ---------    ---------    --------
     Revenues................................................      2,395.0     1,998.3        396.7        19.9
Operating, selling, general and administrative expenses......      1,357.3     1,094.0        263.3        24.1
                                                                 ---------   ---------    ---------    --------
Operating income before depreciation
     and amortization (a)....................................     $1,037.7      $904.3       $133.4        14.8%
                                                                 =========   =========    =========    ========

---------------
(a) See footnote (1) on page 18.


     Video revenue consists of our basic, expanded basic, premium, pay-per-view and digital subscriptions. Of the $167.5 million and $286.9 million increases in video revenues for the interim periods from 2000 to 2001, $107.8 million and $171.4 million are attributable to the effects of our acquisitions and exchanges of cable systems and $59.7 million and $115.5 million relate to changes in rates and subscriber growth in our historical operations, driven principally by growth in digital subscriptions. During the three and six months ended June 30, 2001 we added approximately 285,000 and 486,000 digital subscriptions, respectively.

     The increases in cable modem revenue are primarily due to the addition of approximately 134,000 and 276,000 cable modem subscribers during the three and six months ended June 30, 2001, respectively.

     The increases in advertising sales revenue are attributable to the effects of new advertising contracts, market-wide fiber interconnects and the continued leveraging of our existing fiber networks.

     Other revenue includes installation revenues, guide revenues, commissions from electronic retailing and other product offerings. The increases are primarily attributable to growth in our historical operations.

     The increases in operating, selling, general and administrative expenses are primarily due to the effects of increases in the costs of cable programming, cable modem subscriber growth, and, to a lesser extent, increases in labor costs and other volume related expenses in our historical operations.

     Our cost of programming increases as a result of changes in rates, subscriber growth, additional channel offerings and our acquisitions of cable systems. We anticipate the cost of cable programming will increase in the future as cable programming rates increase and additional sources of cable programming become available.

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 2001

Commerce (QVC, Inc. and Subsidiaries)                             Three Months Ended
                                                                       June 30,                 Increase
                                                                   2001        2000           $           %
                                                                 ---------   ---------    ---------    --------
Net sales from electronic retailing..........................       $876.0      $770.6       $105.4        13.7%
Cost of goods sold from electronic retailing.................        555.2       488.2         67.0        13.7
Operating, selling, general and administrative
     expenses................................................        161.0       148.4         12.6         8.5
                                                                 ---------   ---------    ---------    --------
Operating income before depreciation
     and amortization (a)....................................       $159.8      $134.0        $25.8        19.3%
                                                                 =========   =========    =========    ========
Gross margin.................................................         36.6%       36.7%
                                                                 =========   =========


                                                                   Six Months Ended
                                                                       June 30,                 Increase
                                                                   2001        2000           $           %
                                                                 ---------   ---------    ---------    --------
Net sales from electronic retailing..........................     $1,760.0    $1,591.6       $168.4        10.6%
Cost of goods sold from electronic retailing.................      1,111.8     1,015.2         96.6         9.5
Operating, selling, general and administrative
     expenses................................................        315.7       297.7         18.0         6.0
                                                                 ---------   ---------    ---------    --------
Operating income before depreciation
     and amortization (a)....................................       $332.5      $278.7        $53.8        19.3%
                                                                 =========   =========    =========    ========
Gross margin.................................................         36.8%       36.2%
                                                                 =========   =========

---------------
(a) See footnote (1) on page 18.

     Of the $105.4 million and $168.4 million increases in net sales from electronic retailing for the interim periods, $98.9 million and $157.3 million, respectively, is attributable to increases in net sales in the United States. This growth is principally the result of increases in the average number of homes receiving QVC services and in net sales per home as follows:

                                                   Three Months          Six Months
                                                       Ended                Ended
                                                   June 30, 2001        June 30, 2001
                                                 -----------------     ---------------
Increase in average number of homes............           3.6%                  4.0%
Increase in net sales per home.................          11.0%                  7.3%

     The remaining increases of $6.5 million and $11.1 million in net sales from electronic retailing for the interim periods are primarily attributable to increases in net sales in Germany offset, in part, by decreases in net sales in the United Kingdom, and to the effects of fluctuations in foreign currency exchange rates during the periods.

     The increases in cost of goods sold are primarily related to the growth in net sales. The increase in gross margin for the six month period is primarily due to the effects of increases in product margins across all product categories, as well as to the effects of a shift in sales mix.

     The increases in operating, selling, general and administrative expenses are primarily attributable to higher variable costs and personnel costs associated with the increase in sales volume.

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 2001

Consolidated Analysis

     The effects of our recent acquisitions were to increase our revenues and expenses, resulting in increases in our operating income before depreciation and amortization. The increases in our property and equipment and deferred charges and the corresponding increases in depreciation expense and amortization expense for the interim periods from 2000 to 2001 are primarily due to the effects of our acquisitions, our cable system exchanges, as well as our increased levels of capital expenditures.

     Refer to Notes 4 and 8 to our financial statements included in Item 1 for a discussion of our 2001 acquisitions and of the effect of these acquisitions on our balance sheet.

     Interest Expense

     The increases in interest expense for the interim periods from 2000 to 2001 are primarily due to the increase in our net borrowings.

     We anticipate that, for the foreseeable future, interest expense will be a significant cost to us. We believe we will continue to be able to meet our obligations through our ability both to generate operating income before depreciation and amortization and to obtain external financing.

     Investment Income

     Investment income for the interim periods includes the following (in millions):

                                                            Three Months Ended        Six Months Ended
                                                                 June 30,                 June 30,
                                                            2001         2000         2001       2000
                                                          --------     ---------    ---------  ---------
Interest and dividend income...........................      $17.4         $45.2        $35.0     $105.3
Gains on sales and exchanges of investments............      448.0         272.1        459.6      861.5
Investment impairment losses...........................      (45.0)         (2.5)      (939.1)      (7.4)
Reclassification of unrealized gains...................                               1,092.4
Unrealized gain on Sprint PCS common stock.............      392.4                      265.6
Mark to market adjustments on derivatives
     related to Sprint PCS common stock................     (317.9)                    (191.5)
Mark to market adjustments on derivatives and
     hedged items......................................        7.8                       (4.6)
                                                          --------     ---------    ---------  ---------

     Investment income.................................     $502.7        $314.8       $717.4     $959.4
                                                          ========     =========    =========  =========

     The investment impairment loss for the six months ended June 30, 2001 relates principally to an other than temporary decline in our investment in AT&T, a portion of which was exchanged on April 30, 2001.

     In connection with the reclassification of our investment in Sprint PCS from an available for sale security to a trading security, we recorded to investment income the accumulated unrealized gain of $1.092 billion on our investment in Sprint PCS which was previously recorded as a component of accumulated other comprehensive income.

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 2001


     Income (Expense) Related to Indexed Debt

     Through December 31, 2000, we accounted for the ZONES as an indexed debt instrument since the maturity value is dependent upon the fair value of Sprint PCS common stock. During the 2000 interim periods, we recorded income (expense) related to indexed debt of $289.5 million and ($398.0) million, respectively, to reflect fair value of the underlying Sprint PCS common stock.

     Other Income (Expense)

     On January 1, 2001, we completed our cable systems exchange with Adelphia. We received cable systems serving approximately 445,000 subscribers from Adelphia in exchange for certain of our cable systems serving approximately 441,000 subscribers. We recorded a pre-tax gain of $1.199 billion, representing the difference between the estimated fair value as of the closing date of the transaction and our cost basis in the systems exchanged.

     Income Tax Expense

     The changes in income tax expense for the interim periods from 2000 to 2001 are primarily the result of the effects of changes in our income before taxes and minority interest, and non-deductible goodwill amortization.

     Minority Interest

     The changes in minority interest for the interim periods from 2000 to 2001 are attributable to the effects of changes in the net income or loss of our less than 100% owned consolidated subsidiaries.

     Extraordinary Items

     We incurred debt extinguishment costs and wrote off unamortized debt issue costs principally in connection with the redemption and retirement of certain indebtedness, resulting in extraordinary losses, net of tax, during the 2001 and 2000 interim periods.

     Cumulative Effect of Accounting Change

     Upon adoption of SFAS No. 133, we recognized as income a cumulative effect of accounting change, net of related income taxes, of $384.5 million during the six months ended June 30, 2001. The income consisted of a $400.2 million adjustment to record the debt component of our ZONES at a discount from its value at maturity and $191.3 million principally related to the reclassification of gains previously recognized as a component of accumulated other comprehensive income on our equity derivative instruments, net of related deferred income taxes.

     We believe that our operations are not materially affected by inflation.

     Expected Impact of Adoption of SFAS No.'s 141 and 142

     The Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets" in June 2001. These statements address how intangible assets that are acquired individually, with a group of other assets or in connection with a business combination should be accounted for in financial statements upon and subsequent to their acquisition. The new statements require that all business combinations initiated after June 30, 2001 be accounted for using the purchase method and establish specific criteria for the recognition of intangible assets separately from goodwill.

     We adopted SFAS No. 141 on July 1, 2001, as required by the new statement. We do not expect the adoption of SFAS No. 141 to have a material impact on our financial position or results of operations.

     We will adopt SFAS No. 142 on January 1, 2002, as required by the new statement. Upon adoption of SFAS No. 142, we will no longer amortize goodwill and other indefinite lived intangible assets. We will be required to test our goodwill and intangible assets that are deemed to have an indefinite life for impairment at least annually. Other than in those periods in which we may report an asset impairment, we expect that the adoption of SFAS No. 142 will result in increased income as a result of reduced amortization expense. We are currently evaluating the impact adoption of SFAS No. 142 will have on our financial position and results of operations.

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 2001


PART II   OTHER INFORMATION
-------   -----------------

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At the Annual Meeting on June 6, 2001, the shareholders approved the following proposals:

     To elect ten directors to serve for the ensuing year and until their respective successors shall have been duly elected and qualified.


                   Director                      Class of Stock             For                Withheld
                   --------                      --------------             ---                --------

     Ralph J. Roberts                               Class A                 19,324,359              59,407
                                                    Class B                141,665,625

     Julian A. Brodsky                              Class A                 19,328,808              54,958
                                                    Class B                141,665,625

     Brian L. Roberts                               Class A                 19,332,412              51,354
                                                    Class B                141,665,625

     Decker Anstrom                                 Class A                 19,326,245              57,521
                                                    Class B                141,665,625

     Sheldon M. Bonovitz                            Class A                 18,614,761             769,005
                                                    Class B                141,665,625

     Joseph L. Castle II                            Class A                 19,324,859              58,907
                                                    Class B                141,665,625

     Felix G. Rohatyn                               Class A                 19,318,664              65,102
                                                    Class B                141,665,625

     Bernard C. Watson                              Class A                 19,324,499              59,267
                                                    Class B                141,665,625

     Irving A. Wechsler                             Class A                 19,324,266              59,500
                                                    Class B                141,665,625

     Anne Wexler                                    Class A                 19,322,475              61,291
                                                    Class B                141,665,625

     To ratify the appointment of Deloitte & Touche LLP as the Company's independent auditors for the 2001 fiscal year.


           Class of Stock            For                Against          Abstain
           --------------            ---                -------          -------
              Class A              19,306,841            44,285          32,640
              Class B             141,665,625

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 2001


     To consider a proposal to approve the adoption of the Comcast Corporation 2001 Employee Stock Purchase Plan.


           Class of Stock            For                Against          Abstain
           --------------            ---                -------          -------
              Class A              11,634,982           256,067          81,373
              Class B             141,665,625

     To consider a proposal to approve an amendment to the Comcast Corporation 1996 Executive Cash Bonus Plan.


           Class of Stock            For                Against          Abstain
           --------------            ---                -------          -------
              Class A              11,340,162           526,293          105,967
              Class B             141,665,625


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits required to be filed by Item 601 of Regulation S-K:

          10.1 Comcast Corporation 1996 Stock Option Plan, as amended and restated, effective June 5, 2001.

          10.2 Comcast Corporation 1996 Executive Cash Bonus Plan, as amended and restated, effective June 6, 2001.

          10.3 Comcast   Corporation   2001   Employee   Stock   Purchase   Plan
               (incorporated by reference to Exhibit 4.1 to our Registration Statement on Form S-8 filed on June 7, 2001).

     (b)  Reports on Form 8-K:

          (i)  None.

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 2001

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            COMCAST CORPORATION
                                            ------------------------------------



                                             /S/ LAWRENCE J. SALVA
                                            ------------------------------------
                                            Lawrence J. Salva
                                            Senior Vice President
                                            (Principal Accounting Officer)


Date: August 7, 2001