Form 10-Q
period 2001-09-30
COMCAST CORP
filed 2001-11-02
CIK 22301

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

(X) Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended:
                               SEPTEMBER 30, 2001
                                       OR

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
--------------------------------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

Registrant's telephone number, including area code:  (215) 665-1700
                           __________________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days.

         Yes  X                                            No
             ---                                              ----
                           __________________________

As of September 30, 2001, there were 913,655,155 shares of Class A Special Common Stock, 21,829,422 shares of Class A Common Stock and 9,444,375 shares of Class B Common Stock outstanding.

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 2001

                                TABLE OF CONTENTS
                                                                           Page
                                                                          Number
                                                                          ------
PART I.  FINANCIAL INFORMATION

         ITEM 1. Financial Statements

                 Condensed Consolidated Balance Sheet as of September 30,
                 2001 and December 31, 2000 (Unaudited)........................2

                 Condensed Consolidated Statement of Operations and Retained Earnings (Accumulated Deficit) for the Three and Nine Months
                 Ended September 30, 2001 and 2000 (Unaudited).................3

                 Condensed Consolidated Statement of Cash Flows for the
                 Nine Months Ended September 30, 2001 and 2000 (Unaudited).....4

                 Notes to Condensed Consolidated Financial Statements
                 (Unaudited)..............................................5 - 16

         ITEM 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations.....................17 - 24

PART II. OTHER INFORMATION

         ITEM 1. Legal Proceedings............................................25

         ITEM 6. Exhibits and Reports on Form 8-K.............................25

         SIGNATURE............................................................26
                       ___________________________________

     This Quarterly Report on Form 10-Q is for the three months ended September 30, 2001. This Quarterly Report modifies and supersedes documents filed prior to this Quarterly Report. The SEC allows us to "incorporate by reference" information that we file with them, which means that we can disclose important information to you by referring you directly to those documents. Information incorporated by reference is considered to be part of this Quarterly Report. In addition, information that we file with the SEC in the future will automatically update and supersede information contained in this Quarterly Report. In this Quarterly Report, "Comcast," "we," "us" and "our" refer to Comcast Corporation and its subsidiaries.

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

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 2001

PART I.   FINANCIAL INFORMATION
-------   ---------------------

ITEM 1.   FINANCIAL STATEMENTS

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

                                                                            (Dollars in millions, except share data)
                                                                                 September 30,     December 31,
                                                                                     2001              2000
                                                                                ---------------    -------------
ASSETS
------
CURRENT ASSETS
   Cash and cash equivalents....................................................      $658.4            $651.5
   Investments..................................................................     1,271.9           3,059.7
   Accounts receivable, less allowance for doubtful accounts of
     $152.1 and $141.7..........................................................       829.7             891.9
   Inventories, net.............................................................       504.3             438.5
   Other current assets.........................................................       165.5             102.8
                                                                                   ---------         ---------
       Total current assets.....................................................     3,429.8           5,144.4
                                                                                   ---------         ---------
INVESTMENTS.....................................................................     3,302.3           2,661.9
                                                                                   ---------         ---------
PROPERTY AND EQUIPMENT..........................................................     8,989.6           6,799.2
   Accumulated depreciation.....................................................    (2,207.5)         (1,596.5)
                                                                                   ---------         ---------
   Property and equipment, net..................................................     6,782.1           5,202.7
                                                                                   ---------         ---------
DEFERRED CHARGES AND OTHER ASSETS...............................................    30,919.3          26,865.9
   Accumulated amortization.....................................................    (5,652.1)         (4,130.4)
                                                                                   ---------         ---------
   Deferred charges and other assets, net.......................................    25,267.2          22,735.5
                                                                                   ---------         ---------
                                                                                   $38,781.4         $35,744.5
                                                                                   =========         =========
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES
   Accounts payable and accrued expenses........................................    $3,294.0          $2,852.9
   Accrued interest.............................................................       191.5             105.5
   Deferred income taxes........................................................       194.6             789.9
   Current portion of long-term debt............................................       554.4             293.9
                                                                                   ---------         ---------
       Total current liabilities................................................     4,234.5           4,042.2
                                                                                   ---------         ---------
LONG-TERM DEBT, less current portion............................................    11,494.8          10,517.4
                                                                                   ---------         ---------
DEFERRED INCOME TAXES...........................................................     6,453.1           5,786.7
                                                                                   ---------         ---------
MINORITY INTEREST AND OTHER.....................................................     1,760.2           1,257.2
                                                                                   ---------         ---------
COMMITMENTS AND CONTINGENCIES (NOTE 9)
COMMON EQUITY PUT OPTIONS.......................................................                          54.6
                                                                                   ---------         ---------
STOCKHOLDERS' EQUITY
   Preferred stock - authorized, 20,000,000 shares
     5.25% series B mandatorily redeemable convertible, $1,000 par value;
     issued, zero and 59,450 at redemption value................................                          59.5
   Class A special common stock, $1 par value - authorized, 2,500,000,000 shares; issued, 936,980,066 and 931,340,103; outstanding, 913,655,155
     and 908,015,192............................................................       913.7             908.0
   Class A common stock, $1 par value - authorized,
     200,000,000 shares; issued, 21,829,422 and 21,832,250......................        21.8              21.8
   Class B common stock, $1 par value - authorized,
     50,000,000 shares; issued, 9,444,375.......................................         9.4               9.4
   Additional capital...........................................................    11,742.6          11,598.8
   Retained earnings............................................................     1,952.0           1,056.5
   Accumulated other comprehensive income.......................................       199.3             432.4
                                                                                   ---------         ---------
       Total stockholders' equity...............................................    14,838.8          14,086.4
                                                                                   ---------         ---------
                                                                                   $38,781.4         $35,744.5
                                                                                   =========         =========

See notes to condensed consolidated financial statements.

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 2001
               CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND
                     RETAINED EARNINGS (ACCUMULATED DEFICIT)
                                   (Unaudited)

                                                                        (Amounts in millions, except per share data)
                                                                           Three Months Ended   Nine Months Ended
                                                                              September 30,       September 30,
                                                                             2001      2000      2001      2000
                                                                           --------- --------- --------- ---------
REVENUES
    Service revenues....................................................... $1,460.4  $1,139.7  $4,195.0  $3,399.1
    Net sales from electronic retailing....................................    895.1     820.3   2,655.1   2,411.9
                                                                           --------- --------- --------- ---------
                                                                             2,355.5   1,960.0   6,850.1   5,811.0
                                                                           --------- --------- --------- ---------
COSTS AND EXPENSES
    Operating..............................................................    679.1     516.5   1,991.6   1,594.4
    Cost of goods sold from electronic retailing...........................    573.8     529.2   1,685.6   1,544.4
    Selling, general and administrative....................................    396.8     308.6   1,125.8     876.8
    Depreciation...........................................................    288.2     223.2     760.4     599.9
    Amortization...........................................................    595.8     438.9   1,698.7   1,242.3
                                                                           --------- --------- --------- ---------
                                                                             2,533.7   2,016.4   7,262.1   5,857.8
                                                                           --------- --------- --------- ---------
OPERATING LOSS.............................................................   (178.2)    (56.4)   (412.0)    (46.8)
OTHER INCOME (EXPENSE)
    Interest expense.......................................................   (190.7)   (175.2)   (549.2)   (507.0)
    Investment income......................................................    328.3      65.4   1,045.7   1,024.8
    Income related to indexed debt.........................................            1,064.0               666.0
    Equity in net losses of affiliates.....................................    (19.5)     (3.7)    (26.1)     (7.7)
    Other income (expense).................................................     (7.0)  1,133.1   1,180.9   1,124.5
                                                                           --------- --------- --------- ---------
                                                                               111.1   2,083.6   1,651.3   2,300.6
                                                                           --------- --------- --------- ---------
INCOME (LOSS) BEFORE INCOME TAXES, MINORITY INTEREST, EXTRAORDINARY
    ITEMS AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE.......................    (67.1)  2,027.2   1,239.3   2,253.8
INCOME TAX EXPENSE.........................................................    (13.5)   (752.3)   (602.9)   (905.6)
                                                                           --------- --------- --------- ---------
INCOME (LOSS) BEFORE MINORITY INTEREST, EXTRAORDINARY ITEMS AND
    CUMULATIVE EFFECT OF ACCOUNTING CHANGE.................................    (80.6)  1,274.9     636.4   1,348.2
MINORITY INTEREST..........................................................    (26.2)    (25.8)    (89.8)    (86.7)
                                                                           --------- --------- --------- ---------
INCOME (LOSS) BEFORE EXTRAORDINARY ITEMS AND CUMULATIVE EFFECT
    OF ACCOUNTING CHANGE...................................................   (106.8)  1,249.1     546.6   1,261.5
EXTRAORDINARY ITEMS........................................................               (2.3)     (1.5)    (18.5)
CUMULATIVE EFFECT OF ACCOUNTING CHANGE.....................................                        384.5
                                                                           --------- --------- --------- ---------
NET INCOME (LOSS)..........................................................   (106.8)  1,246.8     929.6   1,243.0
PREFERRED DIVIDENDS........................................................               (7.6)              (22.7)
                                                                           --------- --------- --------- ---------
NET INCOME (LOSS) FOR COMMON STOCKHOLDERS..................................  ($106.8) $1,239.2    $929.6  $1,220.3
                                                                           ========= ========= ========= =========
RETAINED EARNINGS (ACCUMULATED DEFICIT)
    Beginning of period.................................................... $2,075.8   ($878.2) $1,056.5   ($619.8)
    Net income (loss)......................................................   (106.8)  1,246.8     929.6   1,243.0
    Retirement of common stock.............................................    (17.0)    (60.2)    (34.1)   (314.8)
                                                                           --------- --------- --------- ---------
    End of period.......................................................... $1,952.0    $308.4  $1,952.0    $308.4
                                                                           ========= ========= ========= =========
BASIC EARNINGS (LOSS) FOR COMMON STOCKHOLDERS PER COMMON SHARE
    Income (loss) before extraordinary items and cumulative effect
       of accounting change................................................   ($0.11)    $1.37     $0.58     $1.40
    Extraordinary items....................................................                                  (0.02)
    Cumulative effect of accounting change.................................                         0.40
                                                                           --------- --------- --------- ---------
       Net income (loss)...................................................   ($0.11)    $1.37     $0.98     $1.38
                                                                           ========= ========= ========= =========
BASIC WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING.................    951.5     908.8     949.3     885.1
                                                                           ========= ========= ========= =========
DILUTED EARNINGS (LOSS) FOR COMMON STOCKHOLDERS PER COMMON SHARE
    Income (loss) before extraordinary items and cumulative effect
       of accounting change                                                   ($0.11)    $1.29     $0.56     $1.34
    Extraordinary items....................................................                                  (0.02)
    Cumulative effect of accounting change.................................                         0.40
                                                                           --------- --------- --------- ---------
       Net income (loss)...................................................   ($0.11)    $1.29     $0.96     $1.32
                                                                           ========= ========= ========= =========
DILUTED WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING...............    951.5     965.6     964.7     943.1
                                                                           ========= ========= ========= =========

See notes to condensed consolidated financial statements.

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 2001
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)


                                                                                     (Dollars in millions)
                                                                                  Nine Months Ended September 30,
                                                                                      2001             2000
                                                                                    ---------        ---------
OPERATING ACTIVITIES
   Net income...................................................................       $929.6         $1,243.0
   Adjustments to reconcile net income to net cash provided
    by operating activities:
     Depreciation...............................................................        760.4            599.9
     Amortization...............................................................      1,698.7          1,242.3
     Non-cash interest expense (income), net....................................         31.2            (29.9)
     Non-cash income related to indexed debt....................................                        (666.0)
     Equity in net losses of affiliates.........................................         26.1              7.7
     Gains on investments and other income, net.................................     (2,172.8)        (2,036.8)
     Minority interest..........................................................         89.8             86.7
     Extraordinary items........................................................          1.5             18.5
     Cumulative effect of accounting change.....................................       (384.5)
     Deferred income taxes and other............................................       (128.7)           558.2
                                                                                    ---------        ---------
                                                                                        851.3          1,023.6
     Changes in working capital.................................................        403.4           (208.9)
                                                                                    ---------        ---------
           Net cash provided by operating activities............................      1,254.7            814.7
                                                                                    ---------        ---------
FINANCING ACTIVITIES
   Proceeds from borrowings.....................................................      5,030.9          3,189.3
   Retirements and repayments of debt...........................................     (3,791.1)        (3,991.6)
   Issuances of common stock and sales of put options on common stock...........         23.2             23.8
   Repurchases of common stock..................................................        (27.1)          (290.3)
   Deferred financing costs.....................................................        (22.5)           (34.4)
                                                                                    ---------        ---------
           Net cash provided by (used in) financing activities..................      1,213.4         (1,103.2)
                                                                                    ---------        ---------
INVESTING ACTIVITIES
   Acquisitions, net of cash acquired...........................................       (917.5)          (161.0)
   Proceeds from sales of (purchases of) short-term investments, net............       (173.3)           904.6
   Purchases of investments.....................................................       (238.7)          (353.3)
   Increase in notes receivable.................................................       (400.0)           (50.0)
   Proceeds from sales of investments...........................................      1,151.5            992.8
   Capital expenditures.........................................................     (1,691.2)        (1,056.0)
   Additions to deferred charges................................................       (192.0)          (334.9)
                                                                                    ---------        ---------
           Net cash used in investing activities................................     (2,461.2)           (57.8)
                                                                                    ---------        ---------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ...............................          6.9           (346.3)
CASH AND CASH EQUIVALENTS, beginning of period..................................        651.5            922.2
                                                                                    ---------        ---------
CASH AND CASH EQUIVALENTS, end of period........................................       $658.4           $575.9
                                                                                    =========        =========

See notes to condensed consolidated financial statements.

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 2001
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

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

2.   RECENT ACCOUNTING PRONOUNCEMENTS

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

     SFAS No's. 141 and 142
     The Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets" in June 2001. These statements address how intangible assets that are acquired individually, with a group of other assets or in connection with a business combination should be accounted for in financial statements upon and subsequent to their acquisition. The new statements require that all business combinations initiated after June 30, 2001 be accounted for using the purchase method and establish specific criteria for the recognition of intangible assets separately from goodwill.

     The Company adopted SFAS No. 141 on July 1, 2001, as required by the new statement. The Company does not expect the adoption of SFAS No. 141 to have a material impact on its financial position or its results of operations.

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 2001
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

     The Company will adopt SFAS No. 142 on January 1, 2002, as required by the new statement. Upon adoption, the Company will no longer amortize goodwill and other indefinite lived intangible assets, which consist primarily of cable franchise operating rights. The Company will be required to test its goodwill and intangible assets that are determined to have an indefinite life for impairment at least annually. Other than in those periods in which the Company may record an asset impairment, the Company expects that the adoption of SFAS No. 142 will result in increased income as a result of reduced amortization expense.

     Based on the Company's preliminary evaluation, the estimated pro forma effect of adoption of SFAS No. 142 would be to decrease amortization expense by approximately $1.5 billion for the nine months ended September 30, 2001 and $2.0 billion for the year ended December 31, 2001.

     SFAS No. 143
     The FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," in June 2001. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. While the Company is currently evaluating the impact the adoption of SFAS No. 143 will have on its financial position and results of operations, it does not expect such impact to be material.

     SFAS No. 144
     The FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," in August 2001. SFAS No. 144, which addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of, supercedes SFAS No. 121 and is effective for fiscal years beginning after December 15, 2001. While the Company is currently evaluating the impact the adoption of SFAS No. 144 will have on its financial position and results of operations, it does not expect such impact to be material.

     EITF 00-25
     In April 2001, the Emerging Issues Task Force ("EITF") of the FASB reached a consensus on EITF 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products." EITF 00-25 requires that consideration paid to customers should be classified as a reduction of revenue unless certain criteria are met. Certain of the Company's programming networks have paid or may pay distribution fees to cable television and satellite broadcast systems for carriage of their programming. The Company currently classifies these distribution fees as expense in its statement of operations. Upon adoption of EITF 00-25, the Company will reclassify certain of these distribution fees from expense to a revenue reduction for all periods presented in its statement of operations. The change in classification will have no impact on the Company's reported operating loss or financial position. The Company will adopt EITF 00-25 on January 1, 2002. The effect of the reclassification of cable television and satellite broadcast distribution fees from expense to a reduction of revenue is to decrease the amounts reported in the Company's statement of operations as follows (in millions):


                                         Three Months             Nine Months
                                             Ended                   Ended                 Year Ended
                                         September 30,           September 30,            December 31,
                                        2001       2000         2001       2000         2000       1999
                                       ------     ------       -------    -------      -------    -------

Service revenues......................   $6.5       $5.8         $23.1      $11.5        $17.3       $4.6
Selling, general and administrative
   expense............................   $1.1       $1.4          $3.6       $4.3         $5.3       $4.2
Amortization expense..................   $5.4       $4.4         $19.5       $7.2        $12.0       $0.4

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 2001
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

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

                                                             (Amounts in millions, except per share data)
                                                             Three Months Ended      Nine Months Ended
                                                               September 30,           September 30,
                                                               2001       2000        2001       2000
                                                             ---------  ---------   ---------  ---------
     Net income (loss) for common stockholders............     ($106.8)  $1,239.2      $929.6   $1,220.3
     Preferred dividends..................................                    7.6                   22.7
                                                             ---------  ---------   ---------  ---------
     Net income (loss) for common stockholders used
       for Diluted EPS....................................     ($106.8)  $1,246.8      $929.6   $1,243.0
                                                             =========  =========   =========  =========
     Basic weighted average number of common shares
       outstanding........................................       951.5      908.8       949.3      885.1
     Dilutive securities:
       Series B convertible preferred stock...............                   42.5         1.4       42.5
       Stock option and restricted stock plans............                   14.0        14.0       15.4
       Put options on Class A Special Common Stock........                    0.3                    0.1
                                                             ---------  ---------   ---------  ---------
     Diluted weighted average number of common shares
       outstanding........................................       951.5      965.6       964.7      943.1
                                                             =========  =========   =========  =========
     Diluted earnings (loss) for common stockholders
       per common share...................................      ($0.11)     $1.29       $0.96      $1.32
                                                             =========  =========   =========  =========

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

     Potentially dilutive securities related to the Company's stock options and restricted stock plans were excluded from the computation of Diluted EPS for the three months ended September 30, 2001 because their effect on loss for common stockholders per common share was antidilutive.

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

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 2001
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

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

     Option to Acquire Outdoor Life Network
     During the third quarter of 2001, the Company exercised its option to acquire from Fox Entertainment the approximate 83.2% interest in Outdoor Life Network ("OLN") not previously owned by the Company. Upon closing of the acquisition on October 30, 2001, the Company exchanged its 14.5% interest in the Speedvision Network ("SVN"), together with a previously made loan, with Fox Entertainment for Fox Entertainment's interest in OLN. The Company no longer owns any interest in SVN and now owns 100% of OLN. The Company will consolidate OLN beginning in the fourth quarter of 2001.

     Offer to Acquire AT&T Broadband
     On July 8, 2001, the Company made an unsolicited proposal to acquire the core broadband assets of AT&T ("AT&T Broadband") by issuing 1.0525 billion shares of the Company's common stock and assuming $13.5 billion of AT&T debt. On July 18, 2001, AT&T announced that it had rejected the Company's proposal and authorized the exploration of financial and strategic alternatives relating to AT&T Broadband. On September 28, 2001, the Company entered into a reciprocal confidentiality agreement with AT&T that will permit the exchange of

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 2001
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

     information between the two companies. There can be no assurance that any transaction relating to AT&T Broadband will occur, or, if a transaction does occur, what the terms of the transaction would be.

     Excite@Home Services
     On September 28, 2001, Excite@Home Corporation ("Excite@Home"), the Company's provider of high-speed Internet access services, filed for protection under Chapter 11 of the U.S. Bankruptcy Code. Subsequent to this filing, the Company and Excite@Home entered into an amendment to the Company's distribution agreement under which Excite@Home agreed to continue to provide high-speed Internet access services to existing and new customers through November 30, 2001. While there can be no assurance that further developments in this bankruptcy proceeding will not adversely affect the Company's ability to provide high-speed Internet access, the Company believes that it will be able to continue to provide such services to existing and new customers through and following November 30, 2001. Further, while there can be no assurance that future developments will not result in additional short-term costs for the Company, the Company believes that such costs will not have a material adverse effect on the Company's financial results.

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


                                                                           (Amounts in millions,
                                                                          except per share data)
                                                                      Nine Months Ended September 30,
                                                                             2001          2000
                                                                         ------------   -----------

                Revenues.............................................        $7,043.6      $6,402.4
                Income before extraordinary items and
                  cumulative effect of accounting change.............          $535.6      $1,036.7
                Net income...........................................          $918.6      $1,018.2
                Diluted EPS..........................................           $0.95         $1.07

     Other Income
     In August 2000, the Company obtained the right to exchange its Excite@Home Series A Common Stock (the "Excite@Home Stock") with AT&T and waived certain of its Excite@Home Board level and shareholder rights under a stockholders agreement (the "Share Exchange Agreement"- see Note 5). The Company also agreed to cause its existing appointee to the Excite@Home Board of Directors to resign. In connection with the transaction, the Company recorded to other income a pre-tax gain of $1.045 billion, representing the estimated fair value of the investment as of the closing date.

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

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 2001
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

5.   INVESTMENTS

                                                                               September 30,   December 31,
                                                                                   2001            2000
                                                                              --------------- --------------
                                                                                  (Dollars in millions)

           Fair value method
                  AT&T Corp............................................             $1,611.8       $1,174.3
                  Sprint Corp. PCS Group...............................              2,216.3        2,149.8
                  Other................................................                172.5        1,873.0
                                                                              --------------  -------------
                                                                                     4,000.6        5,197.1
           Cost method.................................................                345.1          128.4
           Equity method...............................................                228.5          396.1
                                                                              --------------  -------------
                  Total investments....................................              4,574.2        5,721.6

           Less, current investments...................................              1,271.9        3,059.7
                                                                              --------------  -------------
           Non-current investments.....................................             $3,302.3       $2,661.9
                                                                              ==============  =============

     Fair Value Method
     The Company holds unrestricted equity investments in certain publicly traded companies which it accounts for as available for sale or trading securities. The unrealized pre-tax gains on available for sale investments as of September 30, 2001 and December 31, 2000 of $341.5 million and $707.1 million, respectively, have been reported in the Company's balance sheet principally as a component of accumulated other comprehensive income, net of related deferred income taxes of $119.5 million and $240.0 million, respectively.

     In June 2001, the Company and AT&T entered into an Amended and Restated Share Issuance Agreement (the "Share Issuance Agreement"). AT&T issued to the Company approximately 80.3 million unregistered shares of AT&T common stock and the Company agreed to settle its right under the Share Exchange Agreement (see Note 4 - Other Income) to exchange an aggregate 31.2 million Excite@Home shares and warrants held by the Company for shares of AT&T common stock. The Company has registration rights, subject to customary restrictions, which allow the Company to require AT&T to register the AT&T shares received. Under the terms of the Share Issuance Agreement, the Company retained the Excite@Home shares and warrants held by it. The Company recorded to investment income a pre-tax gain of $296.3 million, representing the fair value of the increased consideration received by the Company to settle its right under the Share Exchange Agreement.

     Derivatives
     The Company uses derivative financial instruments to manage its exposure to fluctuations in interest rates, securities prices and certain foreign currencies. The Company also invests in businesses, to some degree, through the purchase of equity call option or call warrant agreements.

     In August 2001, the Company entered into a ten year prepaid forward sale (the "Prepaid Forward") of 4.0 million shares of Sprint PCS common stock held by the Company with a fair value of approximately $98 million and the Company received $78.3 million in cash. At maturity, the counterparty is entitled to receive between 2.5 million and 4.0 million shares of Sprint PCS common stock, or an equivalent amount of cash at the Company's option, based upon the market value of Sprint PCS common stock at that time. The Company split the Prepaid Forward into its liability and derivative components and recorded the Prepaid Forward obligation in other long-term liabilities.

     The unrealized pre-tax losses on cash flow hedges as of September 30, 2001 of $4.7 million have been reported in the Company's balance sheet as a component of accumulated other comprehensive income, net of related deferred income taxes of $1.6 million.

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 2001
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

     Investment Income
     Investment income for the interim periods includes the following (in millions):

                                                                Three Months Ended         Nine Months Ended
                                                                  September 30,              September 30,
                                                                 2001        2000          2001        2000
                                                               --------    --------      ---------   ---------
     Interest and dividend income..............................   $25.6       $37.9          $60.6      $143.1
     Gains on sales and exchanges of investments...............    17.2        27.5          476.8       889.1
     Investment impairment losses..............................   (15.7)                    (954.8)       (7.4)
     Reclassification of unrealized gains......................   237.9                    1,330.3
     Unrealized gain on Sprint PCS common stock................   154.5                      420.1
     Mark to market adjustments on derivatives related
          to Sprint PCS common stock...........................  (120.2)                    (311.7)
     Mark to market adjustments on derivatives and
          hedged items.........................................    29.0                       24.4
                                                               --------    --------      ---------   ---------

          Investment income....................................  $328.3       $65.4       $1,045.7    $1,024.8
                                                               ========    ========      =========   =========

     The investment impairment loss for the nine months ended September 30, 2001 relates principally to an other than temporary decline in the Company's investment in AT&T, a portion of which was exchanged on April 30, 2001 (see
     Note 4 - AT&T Cable Systems Acquisition).

     During the three months ended September 30, 2001, the Company wrote-off its investment in Excite@Home common stock based upon a decline in the investment that was considered other than temporary. In connection with the realization of this impairment loss, the Company reclassified to investment income the accumulated unrealized gain of $237.9 million on the Company's investment in Excite@Home common stock which was previously recorded as a component of accumulated other comprehensive income. The Company recorded this accumulated unrealized gain prior to the Company's designation of its right under the Share Exchange Agreement as a hedge of the Company's investment in the Excite@Home common stock (see Note 4 - Other Income).

     The Company reclassified its investment in Sprint PCS from an available for sale security to a trading security in connection with the adoption of SFAS No. 133. As a result, the Company reclassified to investment income the accumulated unrealized gain of $1.092 billion on the Company's investment in Sprint PCS which was previously recorded as a component of accumulated other comprehensive income.

6.   LONG-TERM DEBT

     Senior Notes Offerings
     Comcast Cable Communications, Inc. ("Comcast Cable"), a wholly owned subsidiary of the Company, sold an aggregate of $3.0 billion of public debt during the nine months ended September 30, 2001 consisting of the following (dollars in millions):


         Issue Date                    Amount            Rate      Maturity
         ----------                    ------            ----      --------

        January 2001                    $500.0           6.375%      2006
        January 2001                   1,000.0            6.75%      2011
        May/June 2001                    750.0           6.875%      2009
        May/June 2001                    750.0           7.125%      2013
                                  ------------
        Total                         $3,000.0
                                  ------------

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 2001
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

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

     Prior to maturity, each ZONES is exchangeable at the holders' option for an amount of cash equal to 95% of the market value of Sprint PCS Stock. As of September 30, 2001, the number of Sprint PCS shares held by the Company exceeded the number of ZONES outstanding.

     As of September 30, 2001 and December 31, 2000, long-term debt includes $1.697 billion and $1.807 billion, respectively, of ZONES. Upon adoption of SFAS No. 133, the Company split the ZONES into their derivative and debt components. In connection with the adoption of SFAS No. 133, the Company recorded the debt component of the ZONES at a discount from its value at maturity resulting in a reduction in the outstanding balance of the ZONES of $400.2 million (see Note 2).

     The Company recorded the increase in the fair value of the derivative component of the ZONES (see Note 5) and the increase in the carrying value of the debt component of the ZONES as follows (in millions):

                                                                            Three Months           Nine Months
                                                                               Ended                  Ended
                                                                         September 30, 2001     September 30, 2001
                                                                       ----------------------  --------------------
     Increase in derivative component to investment income.........              $98.5                 $274.1
     Increase in debt component to interest expense................               $5.6                  $16.6

     Extraordinary Items
     Extraordinary items during the interim periods consist of unamortized debt issue costs and debt extinguishment costs, net of related tax benefits, expensed principally in connection with the redemption and retirement of certain indebtedness.

     Interest Rates
     As of September 30, 2001 and December 31, 2000, the Company's effective weighted average interest rate on its long-term debt outstanding was 5.73% and 6.30%, respectively.

     Interest Rate Risk Management
     During the nine months ended September 30, 2001, the Company entered into $500.0 million aggregate notional amount of fixed to variable interest rate exchange agreements ("Swaps") which mature between 2006 and 2008. During the nine months ended September 30, 2001, $94.0 million aggregate notional amount of the Company's variable to fixed Swaps were either terminated or expired. As of September 30, 2001, the Company has Swaps with an aggregate notional amount of $1.234 billion.

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 2001
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

     Lines and Letters of Credit
     As of September 30, 2001, certain subsidiaries of the Company had unused lines of credit of $3.943 billion under their respective credit facilities.

     As of September 30, 2001, the Company and certain of its subsidiaries had unused irrevocable standby letters of credit totaling $115.8 million to cover potential fundings under various agreements.

7.   STOCKHOLDERS' EQUITY

     Board-Authorized Repurchase Programs
     The Company repurchased shares of its common stock during the interim periods as follows (shares and dollars in millions):


                                                               Three Months Ended       Nine Months Ended
                                                                  September 30,          September 30,
                                                                2001        2000       2001        2000
                                                             ---------  ----------  ---------  ----------
     Shares repurchased...................................         0.8         2.1        0.8         8.1
     Aggregate consideration..............................       $27.1       $70.7      $27.1      $290.3

     Common Equity Put Options
     The Company sold put options on 2.0 million shares of its Class A Special Common Stock during the nine months ended September 30, 2000 in connection with the Company's repurchase programs. Put options on 0.7 million shares expired unexercised during the fourth quarter of 2000 while the remaining put options on 1.3 million shares expired unexercised during the nine months ended September 30, 2001.

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

     Comprehensive Income (Loss)
     The Company's total comprehensive income (loss) for the interim periods was as follows (in millions):

                                                              Three Months Ended      Nine Months Ended
                                                                 September 30,          September 30,
                                                                2001       2000       2001        2000
                                                             ---------  ----------  ---------  ----------
     Net income (loss)....................................     ($106.8)   $1,246.8     $929.6    $1,243.0
     Unrealized losses on marketable securities...........       (88.4)   (1,316.7)    (220.6)   (4,376.1)
     Unrealized losses on the effective portion
       of cash flow hedges................................        (1.4)                  (3.1)
     Foreign currency translation losses..................        (2.7)       (4.8)      (9.4)       (9.1)
                                                             ---------  ----------  ---------  ----------
     Comprehensive income (loss)..........................     ($199.3)     ($74.7)    $696.5   ($3,142.2)
                                                             =========  ==========  =========  ==========

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 2001
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

8.   STATEMENT OF CASH FLOWS - SUPPLEMENTAL INFORMATION

     The fair values of the assets and liabilities acquired by the Company through noncash transactions during 2001 (see Note 4) are as follows (in millions):


                  Current assets..............................        $56.6
                  Property, plant & equipment.................        686.1
                  Deferred charges............................      2,755.8
                  Current liabilities.........................        (37.0)
                                                                -----------
                           Net assets acquired.................    $3,461.5
                                                                ===========

     The Company made cash payments for interest and income taxes during the interim periods as follows (in millions):

                                                      Three Months Ended      Nine Months Ended
                                                        September 30,          September 30,
                                                      2001         2000      2001        2000
                                                    --------     --------  --------    --------
     Interest......................................   $129.8        $96.4    $426.5      $454.8
     Income taxes..................................    $10.4        $63.9    $136.8      $660.8

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

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 2001
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

10.  FINANCIAL DATA BY BUSINESS SEGMENT

     The following represents the Company's significant business segments, "Cable" and "Commerce." The components of net income (loss) below operating income (loss) are not separately evaluated by the Company's management on a segment basis (dollars in millions).

                                                                                     Corporate and
                                                          Cable          Commerce       Other (1)        Total
                                                          -----          --------       ---------        -----
Three Months Ended September 30, 2001
-------------------------------------
Revenues.............................................    $1,309.4          $895.1         $151.0       $2,355.5
Operating income (loss) before depreciation
     and amortization (2)............................       572.3           153.7          (20.2)         705.8
Depreciation and amortization........................       765.7            35.2           83.1          884.0
Operating income (loss)..............................      (193.4)          118.5         (103.3)        (178.2)
Interest expense.....................................       143.9             6.7           40.1          190.7
Capital expenditures.................................       449.6            39.4           43.3          532.3

Nine Months Ended September 30, 2001
------------------------------------
Revenues.............................................    $3,704.4        $2,655.1         $490.6       $6,850.1
Operating income (loss) before depreciation
     and amortization (2)............................     1,610.0           486.2          (49.1)       2,047.1
Depreciation and amortization........................     2,175.0           106.6          177.5        2,459.1
Operating income (loss)..............................      (565.0)          379.6         (226.6)        (412.0)
Interest expense.....................................       405.4            21.8          122.0          549.2
Capital expenditures.................................     1,398.9           107.4          184.9        1,691.2

Three Months Ended September 30, 2000
-------------------------------------
Revenues.............................................    $1,058.6          $820.3          $81.1       $1,960.0
Operating income (loss) before depreciation
     and amortization (2)............................       490.1           139.3          (23.7)         605.7
Depreciation and amortization........................       602.7            32.0           27.4          662.1
Operating income (loss)..............................      (112.6)          107.3          (51.1)         (56.4)
Interest expense.....................................       129.4             8.7           37.1          175.2
Capital expenditures.................................       358.0            51.3           35.6          444.9

Nine Months Ended September 30, 2000
------------------------------------
Revenues.............................................    $3,056.9        $2,411.9         $342.2       $5,811.0
Operating income (loss) before depreciation
     and amortization (2)............................     1,394.4           418.0          (17.0)       1,795.4
Depreciation and amortization........................     1,674.8            91.0           76.4        1,842.2
Operating income (loss)..............................      (280.4)          327.0          (93.4)         (46.8)
Interest expense.....................................       372.4            26.7          107.9          507.0
Capital expenditures.................................       849.6           129.2           77.2        1,056.0

As of September 30, 2001
------------------------
Assets...............................................    29,114.1         2,545.4        7,121.9      $38,781.4
Long-term debt, less current portion.................     7,874.6           123.8        3,496.4       11,494.8

As of December 31, 2000
-----------------------
Assets...............................................   $25,750.3        $2,503.0       $7,491.2      $35,744.5
Long-term debt, less current portion.................     6,711.0           302.0        3,504.4       10,517.4
     _______________

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 2001
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONCLUDED
                                   (Unaudited)

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

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 2001


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

     We have both the ability and intent to redeem the Zero Coupon Debentures with amounts available under subsidiary credit facilities if holders exercise their rights to require us to repurchase the Zero Coupon Debentures in December 2001. As of September 30, 2001, certain of our subsidiaries had unused lines of credit of $3.943 billion under their respective credit facilities.

     Refer to Note 6 to our financial statements included in Item 1 for a discussion of our Zero Coupon Debentures. Refer to Note 9 to our financial statements included in Item 1 for a discussion of our commitments and contingencies.

     Cash, Cash Equivalents and Short-term Investments

     We  have  traditionally   maintained   significant  levels  of  cash,  cash
equivalents and short-term investments to meet our short-term liquidity requirements. Our cash equivalents and short-term investments are recorded at fair value. Cash, cash equivalents and short-term investments as of September 30, 2001 were $1.930 billion, substantially all of which is unrestricted.

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

     Capital Expenditures

     As previously disclosed, we have accelerated our cable system rebuild program and have increased deployment of cable modems and digital converters to our customers. Additionally, our cable operations are accelerating our plans for the migration of our high-speed Internet access customers from Excite@Home's national network to our own broadband communications network. As a result, we currently expect to invest $2.025 billion in capital expenditures for our cable, commerce and content businesses in 2001, up from our previous estimate of $1.95 billion. We expect our consolidated capital expenditures for 2001 to be between $2.2 billion and $2.3 billion, consistent with our previous estimates.

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 2001


     Financing

     As of  September  30, 2001 and  December  31,  2000,  our  long-term  debt,
including   current   portion,   was  $12.049   billion  and  $10.811   billion,
respectively.

     The $1.238 billion increase from December 31, 2000 to September 30, 2001 results principally from the effects of our net borrowings, offset by the $109.5 million aggregate reduction to the carrying value of our ZONES during 2001.

     Excluding the effects of interest rate risk management instruments, 10.0% and 28.5% of our long-term debt as of September 30, 2001 and December 31, 2000, respectively, was at variable rates. The decrease from December 31, 2000 to September 30, 2001 in the percentage of our variable rate debt was due principally to the effects of our 2001 financings described below.

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

     Equity Price Risk

     During 1999, we entered into cashless collar agreements (the "Equity Collars") covering $1.365 billion notional amount of our Sprint PCS common stock which we account for at fair value. The Equity Collars limit our exposure to and benefits from price fluctuations in the Sprint PCS common stock. During the three and nine months ended September 30, 2001, $193.5 million and $483.7 million, respectively, notional amount of Equity Collars matured and we sold or entered into prepaid forward sales of the related Sprint PCS common stock. Refer to Note 5 (see Derivatives) to our financial statements included in Item 1 for a discussion of our prepaid forward sales of Sprint PCS common stock. The remaining $881.0 million notional amount of Equity Collars mature between 2002 and 2003. As we had accounted for the Equity Collars as a hedge, changes in the value of the Equity Collars were substantially offset by changes in the value of the Sprint PCS common stock which were also marked to market through accumulated other comprehensive income in our balance sheet through December 31, 2000.

     In connection with the adoption of Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended on January 1, 2001, we reclassified our investment in Sprint PCS from an available for sale security to a trading security. During the three and nine months ended September 30, 2001, the increase in the fair value of our investment in Sprint PCS common stock of $154.5 million and $420.1 million, respectively, was substantially offset by the decrease in the fair value of the Equity Collars and the increase in the fair value of the derivative components of the ZONES and prepaid forward sales. See "Results of Operations - Investment Income" below.

     Interest Rate Risk

     During the nine months ended September 30, 2001, we entered into $500.0 million aggregate notional amount of fixed to variable interest rate exchange agreements ("Swaps") which mature between 2006 and 2008. During the nine months ended September 30, 2001, $94.0 million aggregate notional amount of our variable to fixed Swaps were either terminated or expired. As of September 30, 2001, the Company has $283.7 million aggregate notional amount of variable to fixed Swaps with an average pay rate of 5.3% and an average receive rate of 3.7% and $950.0 million aggregate notional amount of fixed to variable Swaps with an average pay rate of 5.1% and an average receive rate of 7.5%.
                             _______________________

Statement of Cash Flows

     Cash and cash equivalents increased $6.9 million as of September 30, 2001 from December 31, 2000. The increase in cash and cash equivalents resulted from cash flows from operating, financing and investing activities

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 2001


which are explained below.

     Net cash provided by operating activities amounted to $1.255 billion for the nine months ended September 30, 2001, due principally to our operating income before depreciation and amortization (see "Results of Operations"), and by changes in working capital as a result of the timing of receipts and disbursements and the effects of net interest and current income tax expense.

     Net  cash  provided  by  financing   activities   includes  borrowings  and
repayments of debt, as well as the issuances and repurchases of our equity securities. Net cash provided by financing activities was $1.213 billion for the nine months ended September 30, 2001. During the nine months ended September 30, 2001, we borrowed $5.031 billion, consisting primarily of:
    o $2.991 billion from Comcast Cable's senior notes offerings,
    o    $150.3 million from our Zero Coupon
         Debentures offering,
    o    $1.369 billion under Comcast Cable's
         commercial paper program, and
    o    $517.7 million under revolving credit facilities.

     During the nine months ended September 30, 2001, we repaid $3.791 billion of our long-term debt, consisting primarily of:
    o    $2.256 billion under Comcast Cable's
         commercial paper program, and
    o $1.520 billion on certain of our revolving credit facilities.

     In addition, during the nine months ended September 30, 2001, we received proceeds of $23.2 million related to issuances of our common stock, we repurchased $27.1 million of our common stock, and we incurred $22.5 million of deferred financing costs.

     Net cash used in investing activities includes the effects of acquisitions, net of cash acquired, purchases of investments, capital expenditures, increases in notes receivable and additions to deferred charges, offset by proceeds from sales of investments. Net cash used in investing activities was $2.461 billion for the nine months ended September 30, 2001.

     During the nine months ended September 30, 2001, acquisitions, net of cash acquired, amounted to $917.5 million, consisting primarily of:
    o    $518.7 million for the cable system serving
         Baltimore City, and
    o    $305.9 million for a controlling interest in The
         Golf Channel.


Results of Operations

     Our summarized financial information for the interim periods is as follows (dollars in millions, "NM" denotes percentage is not meaningful):

                                                                 Three Months Ended
                                                                    September 30,       Increase / (Decrease)
                                                                  2001        2000          $           %
                                                                ---------   ---------   ----------  ---------
Revenues.....................................................    $2,355.5    $1,960.0       $395.5       20.2%
Cost of goods sold from electronic retailing.................       573.8       529.2         44.6        8.4
Operating, selling, general and administrative expenses......     1,075.9       825.1        250.8       30.4
                                                                ---------   ---------   ----------  ---------
Operating income before depreciation and amortization (1)....       705.8       605.7        100.1       16.6
Depreciation.................................................       288.2       223.2         65.0       29.1
Amortization.................................................       595.8       438.9        156.9       35.7
                                                                ---------   ---------   ----------  ---------
Operating loss...............................................      (178.2)      (56.4)       121.8      216.0
                                                                ---------   ---------   ----------  ---------
Interest expense.............................................      (190.7)     (175.2)        15.5        8.8
Investment income............................................       328.3        65.4        262.9      402.0
Income related to indexed debt...............................                 1,064.0     (1,064.0)        NM
Equity in net losses of affiliates...........................       (19.5)       (3.7)        15.8      427.0
Other income (expense).......................................        (7.0)    1,133.1     (1,140.1)        NM
Income tax expense...........................................       (13.5)     (752.3)      (738.8)     (98.2)
Minority interest............................................       (26.2)      (25.8)         0.4        1.6
                                                                ---------   ---------   ----------  ---------
Income (loss) before extraordinary items and cumulative
   effect of accounting change...............................     ($106.8)   $1,249.1    ($1,355.9)        NM
                                                                =========   =========   ==========  =========

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 2001

                                                                  Nine Months Ended
                                                                    September 30,       Increase / (Decrease)
                                                                  2001        2000          $           %
                                                                ---------   ---------   ---------   ---------
Revenues.....................................................    $6,850.1    $5,811.0    $1,039.1        17.9%
Cost of goods sold from electronic retailing.................     1,685.6     1,544.4       141.2         9.1
Operating, selling, general and administrative expenses......     3,117.4     2,471.2       646.2        26.1
                                                                ---------   ---------   ---------   ---------
Operating income before depreciation and amortization (1)....     2,047.1     1,795.4       251.7        14.0
Depreciation.................................................       760.4       599.9       160.5        26.8
Amortization.................................................     1,698.7     1,242.3       456.4        36.7
                                                                ---------   ---------   ---------   ---------
Operating loss...............................................      (412.0)      (46.8)      365.2       780.3
                                                                ---------   ---------   ---------   ---------
Interest expense.............................................      (549.2)     (507.0)       42.2         8.3
Investment income............................................     1,045.7     1,024.8        20.9         2.0
Income related to indexed debt...............................                   666.0      (666.0)         NM
Equity in net losses of affiliates...........................       (26.1)       (7.7)       18.4       239.0
Other income.................................................     1,180.9     1,124.5        56.4         5.0
Income tax expense...........................................      (602.9)     (905.6)     (302.7)      (33.4)
Minority interest............................................       (89.8)      (86.7)        3.1         3.6
                                                                ---------   ---------   ---------   ---------
Income before extraordinary items and cumulative
   effect of accounting change...............................      $546.6    $1,261.5     ($714.9)      (56.7%)
                                                                =========   =========   =========   =========

____________
(1) Operating income before depreciation and amortization is commonly referred to in our businesses as "operating cash flow." Operating cash flow is a measure of a company's ability to generate cash to service its obligations, including debt service obligations, and to finance capital and other expenditures. In part due to the capital intensive nature of our businesses and the resulting significant level of non-cash depreciation expense and amortization expense, operating cash flow is frequently used as one of the bases for comparing businesses in our industries, although our measure of operating cash flow may not be comparable to similarly titled measures of other companies. Operating cash flow is the primary basis used by our management to measure the operating performance of our businesses. Operating cash flow does not purport to represent net income or net cash provided by operating activities, as those terms are defined under generally accepted accounting principles, and should not be considered as an alternative to such measurements as an indicator of our performance. See "Statement of Cash Flows" above for a discussion of net cash provided by operating activities.

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 2001


Operating Results by Business Segment

     The following represent the operating results of our significant business segments, "Cable" and "Commerce." Refer to Note 10 to our financial statements included in Item 1 (dollars in millions).:


Cable                                                             Three Months Ended
                                                                     September 30,        Increase / (Decrease)
                                                                   2001        2000           $           %
                                                                 ---------   ---------    ---------    --------
Video.......................................................      $1,110.2      $926.0       $184.2        19.9%
Cable modem.................................................          83.4        30.0         53.4       178.0
Advertising sales...........................................          83.3        69.2         14.1        20.4
Other.......................................................          32.5        33.4         (0.9)       (2.7)
                                                                 ---------   ---------    ---------    --------
     Revenues................................................      1,309.4     1,058.6        250.8        23.7
Operating, selling, general and administrative expenses......        737.1       568.5        168.6        29.7
                                                                 ---------   ---------    ---------    --------
Operating income before depreciation
     and amortization (a)....................................       $572.3      $490.1        $82.2        16.8%
                                                                 =========   =========    =========    ========


                                                                   Nine Months Ended
                                                                     September 30,              Increase
                                                                   2001        2000           $           %
                                                                 ---------   ---------    ---------    --------
Video.......................................................      $3,154.5    $2,683.4       $471.1        17.6%
Cable modem.................................................         202.7        77.0        125.7       163.2
Advertising sales...........................................         235.2       199.2         36.0        18.1
Other.......................................................         112.0        97.3         14.7        15.1
                                                                 ---------   ---------    ---------    --------
     Revenues................................................      3,704.4     3,056.9        647.5        21.2
Operating, selling, general and administrative expenses......      2,094.4     1,662.5        431.9        26.0
                                                                 ---------   ---------    ---------    --------
Operating income before depreciation
     and amortization (a)....................................     $1,610.0    $1,394.4       $215.6        15.5%
                                                                 =========   =========    =========    ========

_______________
(a) See footnote (1) on page 20.

     Video revenue consists of our basic, expanded basic, premium, pay-per-view and digital subscriptions. Of the $184.2 million and $471.1 million increases in video revenues for the interim periods from 2000 to 2001, $73.2 million and $244.6 million are attributable to the effects of our acquisitions and exchanges of cable systems and $111.0 million and $226.5 million relate to changes in rates and subscriber growth in our historical operations, driven principally by growth in digital subscriptions. During the three and nine months ended September 30, 2001 through acquisitions and normal operations we added approximately 282,000 and 768,000 digital subscriptions, respectively.

     The increases in cable modem revenue are primarily due to the addition of approximately 117,000 and 393,000 cable modem customers during the three and nine months ended September 30, 2001, respectively. On September 28, 2001, Excite@Home Corporation ("Excite@Home"), our provider of high-speed Internet access services, filed for protection under Chapter 11 of the U.S. Bankruptcy Code. Subsequent to this filing, we and Excite@Home entered into an amendment to our distribution agreement under which Excite@Home agreed to continue to provide high-speed Internet access services to our existing and new customers through November 30, 2001. While there can be no assurance that further developments in this bankruptcy proceeding will not adversely affect our ability to provide high-speed Internet access, we believe that we will be able to continue to provide such services to our existing and new customers through and following November 30, 2001. Further, while there can be no assurance that future developments will not result in additional short-term costs for us, we believe that such costs will not have a material adverse effect on our financial results.

     The increases in advertising sales revenue are attributable to the effects of new advertising contracts, market-wide fiber interconnects and the continued leveraging of our existing fiber networks, as well as to the effects of an additional broadcast week in the third quarter of 2001, helping to offset an otherwise weak advertising environment.

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 2001


     Other revenue includes installation revenues, guide revenues, commissions from electronic retailing and other product offerings. The increase for the nine month period is primarily attributable to growth in our historical operations.

     The increases in operating, selling, general and administrative expenses are primarily due to the effects of our acquisitions and exchanges of cable systems, as well as to the effects of increases in the costs of cable programming, cable modem subscriber growth, and, to a lesser extent, increases in labor costs and other volume related expenses in our historical operations.

     Our cost of programming increases as a result of changes in rates, subscriber growth, additional channel offerings and our acquisitions and exchanges of cable systems. We anticipate the cost of cable programming will increase in the future as cable programming rates increase and additional sources of cable programming become available.

Commerce (QVC, Inc. and Subsidiaries)                             Three Months Ended
                                                                     September 30,              Increase
                                                                   2001        2000           $           %
                                                                 ---------   ---------    ---------    --------
Net sales from electronic retailing..........................       $895.1      $820.3        $74.8         9.1%
Cost of goods sold from electronic retailing.................        573.8       529.2         44.6         8.4
Operating, selling, general and administrative
     expenses................................................        167.6       151.8         15.8        10.4
                                                                 ---------   ---------    ---------    --------
Operating income before depreciation
     and amortization (a)....................................       $153.7      $139.3        $14.4        10.3%
                                                                 =========   =========    =========    ========
Gross margin.................................................         35.9%       35.5%
                                                                 =========   =========


                                                                   Nine Months Ended
                                                                     September 30,              Increase
                                                                   2001        2000           $           %
                                                                 ---------   ---------    ---------    --------
Net sales from electronic retailing..........................     $2,655.1    $2,411.9       $243.2        10.1%
Cost of goods sold from electronic retailing.................      1,685.6     1,544.4        141.2         9.1
Operating, selling, general and administrative
     expenses................................................        483.3       449.5         33.8         7.5
                                                                 ---------   ---------    ---------    --------
Operating income before depreciation
     and amortization (a)....................................       $486.2      $418.0        $68.2        16.3%
                                                                 =========   =========    =========    ========
Gross margin.................................................         36.5%       36.0%
                                                                 =========   =========

_______________
(a) See footnote (1) on page 20.

     Of the $74.8 million and $243.2 million increases in net sales from electronic retailing for the interim periods, $62.8 million and $220.0 million, respectively, is attributable to increases in net sales in the United States. This growth is principally the result of increases in the average number of homes receiving QVC services and in net sales per home as follows:


                                                                  Three Months           Nine Months
                                                                      Ended                 Ended
                                                               September 30, 2001    September 30, 2001
                                                               ------------------    ------------------

Increase in average number of homes...........................         3.3%                   3.8%
Increase in net sales per home................................         5.4%                   6.6%

     The remaining increases of $12.0 million and $23.2 million in net sales from electronic retailing for the interim periods are primarily attributable to increases in net sales in Germany offset, in part, by decreases in net

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 2001


sales in the United Kingdom, and to the effects of fluctuations in foreign currency exchange rates during the periods.

     The increases in cost of goods sold are primarily related to the growth in net sales. The increases in gross margin are primarily due to the effects of increases in product margins across all product categories, as well as to the effects of a shift in sales mix.

     The increases in operating, selling, general and administrative expenses are primarily attributable to higher variable costs and personnel costs associated with the increase in sales volume.
                              _____________________

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

     Investment income for the interim periods includes the following (in millions):

                                                            Three Months Ended       Nine Months Ended
                                                              September 30,            September 30,
                                                            2001         2000         2001       2000
                                                          --------     ---------    ---------  ---------

Interest and dividend income...........................      $25.6         $37.9        $60.6     $143.1
Gains on sales and exchanges of investments............       17.2          27.5        476.8      889.1
Investment impairment losses...........................      (15.7)                    (954.8)      (7.4)
Reclassification of unrealized gains...................      237.9                    1,330.3
Unrealized gain on Sprint PCS common stock.............      154.5                      420.1
Mark to market adjustments on derivatives
     related to Sprint PCS common stock................     (120.2)                    (311.7)
Mark to market adjustments on derivatives and
     hedged items......................................       29.0                       24.4
                                                          --------     ---------    ---------  ---------

     Investment income.................................     $328.3         $65.4     $1,045.7   $1,024.8
                                                          ========     =========    =========  =========

     The investment impairment loss for the nine months ended September 30, 2001 relates principally to an other than temporary decline in our investment in AT&T, a portion of which was exchanged on April 30, 2001.

     During the three months ended September 30, 2001, we wrote-off our investment in Excite@Home common stock based upon a decline in the investment that was considered other than temporary. In connection with the realization of this impairment loss, we reclassified to investment income the accumulated unrealized gain of $237.9 million on our investment in Excite@Home

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 2001


common stock which was previously recorded as a component of accumulated other comprehensive income. We recorded this accumulated unrealized gain prior to our designation of our right under a stockholders agreement as a hedge of our investment in the Excite@Home common stock.

     In connection with the reclassification of our investment in Sprint PCS from an available for sale security to a trading security, we reclassified to investment income the accumulated unrealized gain of $1.092 billion on our investment in Sprint PCS which was previously recorded as a component of accumulated other comprehensive income.
                              _____________________

     Income Related to Indexed Debt

     Through December 31, 2000, we accounted for the ZONES as an indexed debt instrument since the maturity value is dependent upon the fair value of Sprint PCS common stock. During the 2000 interim periods, we recorded income related to indexed debt of $1.064 billion and $666.0 million, respectively, to reflect fair value of the underlying Sprint PCS common stock.

     Equity in Net Losses of Affiliates

     The increases in equity in net losses of affiliates for the interim periods from 2000 to 2001 are primarily attributable to effects of our additional investments, as well as the effects of changes in the net income or loss of our equity method investees.

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

     In August 2000, we obtained the right to exchange our Excite@Home Series A Common Stock with AT&T and we waived certain of our Excite@Home Board level and shareholder rights under a stockholders agreement. In connection with the transaction, we recorded a pre-tax gain of $1.045 billion, representing the estimated fair value of the investment as of the closing date.

     In August 2000, we exchanged all of the capital stock of a wholly owned subsidiary which held certain wireless licenses for approximately 3.2 million shares of AT&T common stock. In connection with the exchange, we recognized a pre-tax gain of $98.1 million, representing the difference between the fair value of the AT&T shares received of $100.0 million and our cost basis in the subsidiary.

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

     Cumulative Effect of Accounting Change

     Upon adoption of SFAS No. 133, we recognized as income a cumulative effect of accounting change, net of related income taxes, of $384.5 million during the nine months ended September 30, 2001. The income consisted of a $400.2 million adjustment to record the debt component of our ZONES at a discount from its value at maturity and $191.3 million principally related to the reclassification of gains previously recognized as a component of accumulated other comprehensive income on our equity derivative instruments, net of related deferred income taxes.

     We believe that our operations are not materially affected by inflation.

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 2001



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

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits required to be filed by Item 601 of Regulation S-K:

          None.

     (b)  Reports on Form 8-K:

          (i) We filed a Current Report on Form 8-K under Items 5 and 7(c) on July 9, 2001 relating to our announcement that we had made an unsolicited proposal to acquire the core broadband assets of AT&T Corp.

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 2001

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


Date: November 2, 2001