Form 10-K
period 2001-12-31
COMCAST CORP
filed 2002-03-29
CIK 22301

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

                                DECEMBER 31, 2001

                                       OR

               [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ___________ TO ____________

                            [GRAPHIC OMITTED - LOGO]

                          Commission file number 0-6983


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

       Yes     X                                  No
           ---------                                 ---------

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

                           --------------------------

As of December 31, 2001, the aggregate market value of the Class A Special Common Stock and Class A Common Stock held by non-affiliates of the Registrant was $32.484 billion and $751.3 million, respectively.

                           --------------------------

As of December 31, 2001, there were 913,931,554 shares of Class A Special Common Stock, 21,829,422 shares of Class A Common Stock and 9,444,375 shares of Class B Common Stock outstanding.

                           --------------------------

                       DOCUMENTS INCORPORATED BY REFERENCE
Part III - The Registrant's definitive Proxy Statement for its Annual Meeting of Shareholders presently scheduled to be held in June 2002.

================================================================================

                                                COMCAST CORPORATION
                                            2001 FORM 10-K ANNUAL REPORT
                                                 TABLE OF CONTENTS
                                                       PART I

Item 1   Business.................................................................................................1
Item 2   Properties..............................................................................................17
Item 3   Legal Proceedings.......................................................................................18
Item 4   Submission of Matters to a Vote of Security Holders.....................................................18
Item 4A  Executive Officers of the Registrant....................................................................19

                                                      PART II
Item 5   Market for the Registrant's Common Equity and Related Stockholder Matters...............................20
Item 6   Selected Financial Data.................................................................................21
Item 7   Management's Discussion and Analysis of Financial Condition and Results of Operations...................23
Item 8   Financial Statements and Supplementary Data.............................................................38
Item 9   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure....................74

                                                      PART III
Item 10  Directors and Executive Officers of the Registrant......................................................74
Item 11  Executive Compensation..................................................................................74
Item 12  Security Ownership of Certain Beneficial Owners and Management..........................................74
Item 13  Certain Relationships and Related Transactions..........................................................74

                                                      PART IV
Item 14  Exhibits, Financial Statement Schedules and Reports on Form 8-K.........................................75
SIGNATURES.......................................................................................................79

                              ---------------------

     This Annual Report on Form 10-K is for the year ended December 31, 2001. This Annual Report modifies and supersedes documents filed prior to this Annual Report. The SEC allows us to "incorporate by reference" information that we file with them, which means that we can disclose important information to you by referring you directly to those documents. Information incorporated by reference is considered to be part of this Annual Report. In addition, information that we file with the SEC in the future will automatically update and supersede information contained in this Annual Report. In this Annual Report, "Comcast," "we," "us" and "our" refer to Comcast Corporation and its subsidiaries.

     You should carefully review the information contained in this Annual Report, and should particularly consider any risk factors that we set forth in this Annual Report and in other reports or documents that we file from time to time with the SEC. In this Annual Report, we state our beliefs of future events and of our future financial performance. In some cases, you can identify those so-called "forward-looking statements" by words such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," or "continue" or the negative of those words and other comparable words. You should be aware that those statements are only our predictions. Actual events or results may differ materially. In evaluating those statements, you should specifically consider various factors, including the risks outlined below. Those factors may cause our actual results to differ materially from any of our forward-looking statements.

Factors Affecting Future Operations

     On December 19, 2001, we entered into an Agreement and Plan of Merger with AT&T Corp. ("AT&T") pursuant to which we agreed to a transaction which will result in the combination of Comcast and a holding company of AT&T's broadband business ("AT&T Broadband"). Refer to "General Developments of Our Business" on page 2 for a description of this pending transaction.

     Factors that may cause our actual results to differ materially from any of our forward-looking statements presented in this Annual Report on Form 10-K include, but are not limited to:

     o our businesses and those of AT&T Broadband may not be integrated successfully or such integration may be more difficult, time-consuming or costly than expected,

     o expected combination benefits from the transaction may not be fully realized or realized within the expected time frame,

     o    revenues following the transaction may be lower than expected,

     o operating costs, financing costs, subscriber loss and business disruption, including, without limitation, difficulties in maintaining relationships with employees, subscribers, clients or suppliers, may be greater than expected following the transaction, and

     o the shareholder, regulatory and other approvals required for the transaction may not be obtained on the proposed terms or on the anticipated schedule.

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

     o    general economic conditions.

                                     PART I

ITEM 1    BUSINESS

     We are involved in three principal lines of business:

     o Cable-through the development, management and operation of broadband communications networks,

     o    Commerce-through QVC, our electronic retailing subsidiary, and

     o Content-through our consolidated subsidiaries Comcast Spectacor, Comcast SportsNet, Comcast SportsNet Mid-Atlantic, Comcast Sports Southeast, E! Entertainment Television, The Golf Channel, Outdoor Life Network, G4 Media, and through our other programming investments.

     We are currently the third largest cable operator in the United States and have deployed digital cable applications and high-speed Internet service to the substantial majority of our cable communications systems to expand the products available on our broadband communications networks.

     Our consolidated cable operations served approximately 8.5 million subscribers and passed approximately 13.9 million homes in the United States as of December 31, 2001. We have entered into an agreement which will result in the combination of Comcast and AT&T Broadband. Upon completion of this pending transaction, which is subject to the receipt of necessary shareholder, regulatory and other approvals, we will serve approximately 22 million subscribers. We expect to close the transaction by the end of 2002.

     Through QVC, we market a wide variety of products directly to consumers primarily on merchandise-focused television programs. As of December 31, 2001, QVC was available, on a full and part-time basis, to approximately 82.1 million homes in the United States, approximately 9.5 million homes in the United Kingdom, approximately 23.6 million homes in Germany and approximately 3.6 million homes in Japan.

     We are a Pennsylvania corporation that was organized in 1969. We have our principal executive offices at 1500 Market Street, Philadelphia, PA 19102-2148. Our telephone number is (215) 665-1700. We also have a world wide web site at http://www.comcast.com. The information posted on our web site is not incorporated into this Annual Report.

                  FINANCIAL INFORMATION ABOUT BUSINESS SEGMENTS

     Refer to Note 12 to our consolidated financial statements in Item 8 of this Annual Report for information about our operations by business segment.

                      GENERAL DEVELOPMENTS OF OUR BUSINESS

     We entered into a number of significant transactions in 2001 which have closed or are expected to close in 2002. We have summarized these transactions below and have more fully described them in Note 5 to our consolidated financial statements in Item 8 of this Annual Report.

     Agreement and Plan of Merger with AT&T Broadband

     On December 19, 2001, we entered into an Agreement and Plan of Merger with AT&T Corp. ("AT&T") pursuant to which we agreed to a transaction which will result in the combination of Comcast and a holding company of AT&T's broadband business ("AT&T Broadband") that AT&T will spin off to its shareholders immediately prior to the combination. As of December 31, 2001, AT&T Broadband served approximately 13.6 million subscribers. If not sold by AT&T prior to the closing, the combined company will also hold AT&T's minority interest in Time Warner Entertainment ("TWE"). We intend to dispose of the TWE interest in the event this interest remains as a part of the combined company after closing. Under the terms of the transaction, the combined company will issue approximately 1.235 billion shares of its voting common stock to AT&T Broadband shareholders in exchange for all of AT&T's interests in AT&T Broadband, and approximately 115 million shares of its common stock to Microsoft Corporation ("Microsoft") in exchange for AT&T Broadband shares that Microsoft will receive immediately prior to the completion of the transaction for settlement of their $5 billion aggregate principal amount in quarterly income preferred securities. The combined company will also assume or incur approximately $20 billion of AT&T Broadband debt. For each share of a class of common stock of Comcast that they hold at the time of the merger, each Comcast shareholder will receive one share of a corresponding class of stock of the combined company. We expect that the transaction will qualify as tax-free to both us and to AT&T. We will account for the transaction as an acquisition under the purchase method of accounting, with Comcast as the acquiring entity. The transaction is subject to customary closing conditions and shareholder, regulatory and other approvals. We expect to close the transaction by the end of 2002.

     Refer to Note 5 to our financial statements included in Item 8 for a discussion of this transaction.

     Adelphia Cable Systems Exchange

     On January 1, 2001, we completed our cable systems exchange with Adelphia Communications Corporation. We received cable systems serving approximately 445,000 subscribers from Adelphia and Adelphia received certain of our cable systems serving approximately 441,000 subscribers. We recorded to other income a pre-tax gain of $1.199 billion, representing the difference between the estimated fair value of $1.799 billion as of the closing date of the transaction and our cost basis in the systems exchanged.

     Home Team Sports Acquisition

     On February  14, 2001,  we acquired  Home Team Sports (now known as Comcast
SportsNet Mid-Atlantic), a regional sports programming network serving approximately 4.8 million homes, from Viacom, Inc. and Affiliated Regional Communications, Ltd. (an affiliate of Fox Cable Network Services, LLC). We also agreed to increase the distribution of certain of Viacom's and Fox's programming networks on certain of our cable systems. The estimated fair value of Home Team Sports as of the closing date of the acquisition was $240.0 million.

     AT&T Cable Systems Acquisition

     On April 30, 2001, we acquired cable systems serving approximately 585,000 subscribers from AT&T in exchange for approximately 63.9 million shares of AT&T common stock then held by us. The market value of the AT&T shares was approximately $1.423 billion, based on the price of the AT&T common stock on the closing date of the transaction. The transaction is expected to qualify as tax free to both us and to AT&T.

     Acquisition of Controlling Interest in The Golf Channel

     On June 8, 2001,  we acquired the  approximate  30.8%  interest in The Golf
Channel held by Fox Entertainment Group, Inc., a subsidiary of The News Corporation Limited. In addition, Fox Entertainment and News Corp. agreed to a five-year non-competition agreement. We paid aggregate consideration of $364.9 million in cash. We now own approximately 91.0% of The Golf Channel and consolidate The Golf Channel.

     Baltimore, Maryland System Acquisition

     On June 30, 2001, we acquired the cable system serving approximately 112,000 subscribers in Baltimore City, Maryland from AT&T for $518.7 million in cash.

     Acquisition of Outdoor Life Network

     On October 30, 2001, we acquired from Fox Entertainment Group, Inc. the approximate 83.2% interest in Outdoor Life Network not previously owned by us by exchanging our 14.5% interest in Speedvision Network, together with a previously made loan, for Fox Entertainment's interest in Outdoor Life Network. The estimated fair value of the additional interest we acquired in Outdoor Life Network as of the closing date of the transaction was approximately $512 million. We no longer own any interest in Speedvision Network and now own 100% of Outdoor Life Network.

     At Home Services

     On September 28, 2001, At Home Corporation, our provider of high-speed Internet services, filed for protection under Chapter 11 of the U.S. Bankruptcy Code. On December 3, 2001, At Home agreed to continue to provide high-speed Internet services to our subscribers through February 28, 2002. In December 2001, we began to transfer our high-speed Internet subscribers from the At Home network to our new Comcast-owned and managed network. We completed this transition in February 2002.

                          DESCRIPTION OF OUR BUSINESSES

Cable Communications

     Technology and Capital Improvements

     Our cable communications networks receive signals by means of:

     o    special antennae,

     o    microwave relay systems,

     o    earth stations, and

     o    coaxial and fiber optic cables.

     Products and Services

     We offer a variety of services over our cable communications networks, including traditional analog video, digital cable and high-speed Internet service. Available service offerings depend on the bandwidth capacity of the cable communications system. Bandwidth, expressed in megahertz (MHz), is a measure of information-carrying capacity. It is the range of usable frequencies that can be carried by a cable communications system. The greater the bandwidth, the greater the capacity of the system. As of December 31, 2001, approximately 82% of our cable subscribers were served by a system with a capacity of at least 750-MHz and approximately 95% of our cable subscribers were served by a system with a capacity of at least 550-MHz.

     Digital compression technology enables us to substantially increase the number of channels our cable communications systems can carry, thereby providing a significant number of additional programming choices to our subscribers. Digital compression technology converts up to twelve analog signals into a digital format and compresses such signals into the bandwidth normally occupied by one analog signal. At the home, a set-top video terminal converts the digital signal into analog signals that can be viewed on a television set.

     We have deployed fiber optic cable and have upgraded the technical quality of the substantial majority of our cable communications networks. As a result, the reliability and capacity of our systems have increased, aiding in the delivery of additional video programming and other services such as enhanced digital video, high- speed Internet service and, in some areas, telephony.

     Franchises

     Cable communications systems are constructed and operated under non-exclusive franchises granted by state or local governmental authorities for varying lengths of time and are subject to federal, state and local legislation and regulation. Our franchises establish our contractual rights and obligations for constructing and operating a cable communications system in our franchise areas and typically provide for periodic payment of fees to franchising authorities of up to 5% of "revenues" (as defined by each franchise agreement). We normally pass those fees on to subscribers. In many cases, we need the consent of the franchising authority to transfer our franchises.

     Although franchises historically have been renewed, renewals may include less favorable terms and conditions than the existing franchise. Under law, franchises should continue to be renewed for companies that have provided adequate service and have complied with existing franchise terms and applicable law. We have never had a franchise revoked or otherwise been denied the right to provide service in a municipality. The franchising authority may choose to award additional franchises to competing companies at any time. As of December 31, 2001, we served approximately 1,900 franchise areas in the United States.

     Traditional Analog Video Services

     We receive the majority of our revenues from subscription services. Subscribers typically pay us on a monthly basis and generally may discontinue services at any time. Monthly subscription rates and related charges vary according to the type of service selected and the type of equipment used by subscribers.

     We offer a full range of traditional analog video services. We tailor both our basic channel line-up and our additional channel offerings to each system according to demographics, programming preferences, competition, price sensitivity and local regulation. Our analog service offerings include the following programming:

     o    basic programming,

     o    expanded basic programming,

     o    premium services, and

     o    pay-per-view programming.

     Our basic cable service typically consists of between 10-20 channels of programming. This service generally consists of programming provided by national television networks, local broadcast television stations, locally- originated programming, including governmental and public access, and limited satellite-delivered programming.

     Our expanded basic cable service, which may vary in size depending on the system's channel capacity, generally includes a group of satellite-delivered or non- broadcast channels in addition to the basic channel line- up.

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

     Advanced Service Offerings

     The high bandwidth capacity of our cable communications networks enables us to deliver substantially more channels and/or advanced products and services to our subscribers. A variety of technologies and the rapid growth of the Internet have presented us with opportunities to provide new or expanded products and services to our subscribers and to expand our sources of revenue. As a result, we now offer for the benefit of both our residential and commercial subscribers:

     o digital cable television services in substantially all of our systems, and

     o    high-speed   Internet  service  installed  in  personal  computers  in
          approximately 75% of our systems.

     We have and will continue to upgrade our cable communications systems so that we are able to provide these and other new services such as video on demand, commonly known as VOD, interactive television and cable telephony to our subscribers.

     Digital Cable Services

     Subscribers to our digital cable service may receive:

     o    an interactive program guide,

     o    multiple channels of digital music,

     o    additional expanded basic programming,

     o    additional premium services,

     o    "multiplexes"   of  premium   channels  to  which  a  subscriber  also
          subscribes, which are varied as to time of broadcast or programming content theme, and

     o additional pay-per-view programming, such as more pay-per-view options and/or frequent showings of the most popular films to provide near video-on-demand.

     Subscribers typically pay us on a monthly basis for digital cable services and generally may discontinue services at any time. Monthly rates vary generally according to the level of service and the number of digital converters selected by the subscriber.

     High-Speed Internet Service

     Prior to March 2002, we marketed At Home's high- speed Internet services as Comcast@Home in areas served by our cable communications systems. Subsequent to that time, our high-speed Internet subscribers are on our network. Residential subscribers can connect their personal computers via cable modems to a high-speed national network provided and managed by us to access online information, including the Internet, at faster speeds than that of conventional modems. We also provide businesses with Internet connectivity solutions and networked business applications.

     Other Revenue Sources

     We also generate revenues from advertising sales, installation services, commissions from electronic retailing and other services. We generate revenues from the sale of advertising time to local, regional and national advertisers on non-broadcast channels we carry over our cable communications systems.

     Sales and Marketing

     Our sales efforts are primarily directed toward generating incremental revenues in our franchise areas and increasing the number of subscribers we serve. We sell our products and services through:

     o    telemarketing,

     o    direct mail advertising,

     o    door-to-door selling,

     o    cable television advertising,

     o    local media advertising, and

     o    retail outlets.

     Programming

     We generally acquire a license for the programming we sell to our subscribers by paying a monthly fee to the licensor on a per subscriber per channel basis. Our programming costs are increased by:

     o    increases in the number of subscribers,

     o    expansion of the number of channels provided to subscribers, and

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

     Our Cable Communications Systems

     The table below summarizes certain information for our cable communications systems as of December 31 (homes, subscribers and subscriptions in thousands):



                                           2001(9)     2000(9)       1999(9)        1998          1997
                                          ----------  ----------   -----------    ---------    ----------
Cable
    Homes Passed (1).....................    13,929      12,679        9,522         7,382         7,138
    Subscribers (2)......................     8,471       7,607        5,720         4,511         4,366
    Penetration (3)......................      60.8%       60.0%        60.1%         61.1%         61.2%
Digital Cable
    "Digital Ready" Subscribers (4)......     8,375       7,258        4,637         1,570
    Subscriptions (5)....................     2,336       1,354          515            78
    Penetration (6)......................      27.9%       18.7%        11.1%          5.0%
High-Speed Internet
    "Modem Ready" Homes Passed (7).......    10,400       6,360        3,259         1,804           866
    Subscribers..........................       948         400          142            51            10
    "Modem Ready" Penetration (8)........       9.1%        6.3%         4.4%          2.8%          1.2%
---------------

(1) A home is "passed" if we can connect it to our distribution system without further extending the transmission lines.
(2) A dwelling with one or more television sets connected to a system counts as one cable subscriber.
(3) Cable penetration means the number of cable subscribers as a percentage of cable homes passed.
(4) A subscriber is "digital ready" if the subscriber is in a market where we have launched our digital cable service.
(5)  Each digital converter box counts as one digital cable subscription.
(6) Digital cable penetration means the number of digital cable subscriptions as a percentage of "digital ready" subscribers. Certain subscribers may have multiple digital cable subscriptions.
(7) A home passed is "modem ready" if we can connect it to our Internet service connection system without further upgrading the transmission lines.
(8) "Modem ready" penetration means the number of high-speed Internet subscribers as a percentage of "modem ready" homes passed.
(9) In April 1999, we acquired a controlling interest in Jones Intercable, Inc. In January 2000, we acquired Lenfest Communications, Inc. and began consolidating the results of Comcast Cablevision of Garden State, L.P. In August 2000, we acquired Prime Communications LLC. On December 31, 2000 and January 1, 2001, we completed our cable systems exchanges with AT&T Corp. and Adelphia Communications, respectively. In April and June 2001, we acquired cable systems serving an aggregate of approximately 697,000 subscribers from AT&T. The subscriber information as of December 31, 2000 excludes the effects of our exchange with AT&T.

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

     In order to compete effectively, we strive to provide, at a reasonable price to subscribers:

     o    new products and services,

     o    superior technical performance,

     o    superior customer service, and

     o    a greater variety of video programming.

     Federal law allows local telephone companies to provide, directly to subscribers, a wide variety of services that are competitive with our cable communications services, including video and Internet services within and outside their telephone service areas.

     Telephone companies and other businesses construct and operate communications facilities that provide access to the Internet and distribute interactive computer-based services, data and other non-video services to homes and businesses. We are unable to predict the likelihood of success of competing video or cable service ventures by telephone companies or other businesses. Nor can we predict the impact these competitive ventures might have on our business and operations.


     We operate our cable communications systems pursuant to a non-exclusive franchise that is issued by the community's governing body such as a city council, a county board of supervisors or a state regulatory agency. Federal law prohibits franchising authorities from unreasonably denying requests for additional franchises, and it permits franchising authorities to operate cable systems. Companies that traditionally have not provided cable services and that have substantial financial resources (such as public utilities that own certain of the poles to which our cables are attached) may also obtain cable franchises and may provide competing communications services.

     Certain facilities-based competitors offer cable and other communications services in various areas where we hold franchises. We anticipate that facilities-based competitors will develop in other franchise areas that we serve.

     In recent years, Congress has enacted legislation and the Federal Communications Commission, commonly known as the FCC, has adopted regulatory policies intended to provide a favorable operating environment for existing competitors and for potential new competitors to our cable communications systems. These competitors include open video systems, commonly known as OVS, and direct broadcast satellite service, commonly known as DBS, among others. According to recent government and industry reports, conventional, medium and high-power satellites currently provide video programming to over 17 million individual households, condominiums, apartment and office complexes in the United States. DBS providers with high-power satellites typically offer to their subscribers more than 300 channels of programming, including programming services substantially similar to those provided by our cable communications systems.

     DBS service can be received throughout the continental United States through the installation of a small roof top or side-mounted antenna. DBS systems use video compression technology to increase channel capacity and digital technology to improve the quality and quantity of the signals transmitted to their subscribers. Our digital cable service is competitive with the programming, channel capacity and the digital quality of signals delivered to subscribers by DBS systems.

     Two major companies, DirecTV and Echostar, are currently offering nationwide high-power DBS services. On October 29, 2001, the Board of Directors of General Motors agreed to sell its Hughes Electronics subsidiary, the parent of DirecTV, to Echostar. Upon closing of the transaction, which is subject to shareholder and regulatory approvals, the combined company would serve more than 16 million subscribers, which constitutes approximately 94% of satellite television subscribers nationwide according to a recent FCC report.

     Federal legislation establishes, among other things, a permanent compulsory copyright license that permits satellite carriers to retransmit local broadcast television signals to subscribers who reside in the local television station's market. These companies are transmitting local broadcast signals in most markets which we serve. As a result, satellite carriers are competitive to cable communications system operators like us because they offer programming which closely resembles what we offer. These companies and others are also developing ways to bring advanced communications services to their customers. They are currently offering satellite-delivered high-speed Internet services with a telephone return path and are beginning to provide true two-way interactivity. We are unable to predict the effects these competitive developments might have on our business and operations.

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

     Most of our cable communications systems are currently offering high-speed Internet services to subscribers. These systems compete with a number of other companies, many of whom have substantial resources, such as:

     o    existing Internet service providers, commonly known as ISPs,

     o    local telephone companies, and

     o    long distance telephone companies.

     Various companies, including telephone companies and ISPs, have asked local, state and federal governments to mandate that cable communications systems operators provide capacity on their broadband infrastructure so that these companies and others may deliver high-speed Internet and interactive television services to customers over cable facilities. In February 2002, we announced an agreement with a national ISP which will provide our subscribers in two major markets with access to the ISP's service, with the potential to roll-out this offering to other of our cable communications systems with the concurrence of both parties.

     The deployment of Digital Subscriber Line technology, known as DSL, allows Internet access to subscribers at data transmission speeds equal to or greater than that of modems over conventional telephone lines. Numerous companies, including telephone companies, have introduced DSL service, and certain telephone companies are seeking to provide high-speed broadband services without regard to present service boundaries and other regulatory restrictions. Congress is currently considering legislation that, if enacted into law, will eliminate or reduce significantly many of the regulatory restrictions on the offering of high-speed broadband services by local telephone companies. We are unable to predict the outcome of any legislative initiatives, the likelihood of success of competing online services offered by our competitors or what impact these competitive ventures may have on our business and operations.

     We expect advances in communications technology, as well as changes in the marketplace and the regulatory and legislative environment to occur in the future. We refer you to page 11 for a detailed discussion of legislative and regulatory factors. Other new technologies and services may develop and may compete with services that our cable communications systems offer. Consequently, we are unable to predict the effect that ongoing or future developments might have on our business and operations.

Commerce

     QVC is a domestic and international electronic media general merchandise retailer which produces and distributes merchandise-focused television programs, via satellite, to affiliated video program distributors for retransmission to subscribers. At QVC, program hosts and guests describe and demonstrate the products and viewers place orders directly with QVC. We own 57% of QVC.

     Revenue Sources

     QVC sells a variety of consumer products and accessories including jewelry, housewares, electronics, apparel and accessories, collectibles, toys and cosmetics. QVC purchases, or obtains on consignment, products from domestic and foreign manufacturers and wholesalers, often on favorable terms based on the volume of the transactions. QVC intends to continue introducing new products and product lines. QVC does not depend upon any one particular supplier for any significant portion of its inventory. QVC's business is seasonal, with the highest amount of net sales occurring in the fourth quarter.

     Viewers place orders to purchase QVC merchandise by either calling a toll-free telephone number to speak to a telemarketing operator, by using their touch-tone telephone to call QVC's integrated automated ordering system which gives customers the ability to place orders without speaking to a telemarketing operator, or by using their personal computer to place orders on QVC.com. QVC uses automatic call distributing equipment to distribute calls to its operators. The majority of all payments for purchases are made with a major credit card or QVC's private label credit card. QVC's private label credit card program is serviced by an unrelated third party. QVC ships merchandise from its distribution centers, typically within 24 hours after receipt of an order. QVC's return policy permits customers to return, within 30 days, any merchandise purchased for a full refund of the purchase price and original shipping charges.

     Distribution Channels

     In the United States, QVC is transmitted live 24 hours a day, 7 days a week, to 64.1 million cable television homes. An additional 0.6 million cable television homes receive QVC on a less than full time basis and 17.4 million home satellite dish users receive QVC programming. The QVC program schedule consists of one-hour and multi-hour program segments. Each program theme is devoted to a particular category of product or lifestyle. From time to time, special program segments are devoted to merchandise associated with a particular celebrity, event, geographical region or seasonal interest.

     QVC sells products by means of electronic media in the United Kingdom, Germany and Japan. In the UK, this service currently reaches approximately 9.5 million cable television and home satellite dish-served homes. In Germany, this service currently is available to approximately 23.6 million cable television and home satellite dish-served homes. However, we estimate that only 10.6 million homes in Germany have programmed their television sets to receive this service. In Japan, this service is currently available to approximately 3.6 million cable television and home satellite dish-served homes.

     QVC also offers an interactive shopping service, QVC.com, on the Internet. QVC.com offers a diverse array of merchandise, on-line, 24 hours a day, 7 days a week. QVC.com also maintains a mailing list which e- mails product news to customers who choose to receive it.

     QVC Transmission

     A transponder on a communications satellite transmits the QVC domestic signal. QVC subleases transponders for the transmission of its signals to the UK, Germany and Japan, and has made arrangements for redundant coverage through other satellites in case of a failure. To date, QVC has never had an interruption in programming due to transponder failure. We cannot offer assurances that there will not be an interruption or termination of satellite transmission due to transponder failure. Interruption or termination could have a material adverse effect on QVC's future results of operations.

     Program Distributors

     QVC has entered into affiliation agreements with video program distributors to carry QVC programming. There are no charges to the programming distributors for the distribution of QVC. In return for carrying QVC, each programming distributor receives an allocated portion, based upon market share, of up to five percent of the net sales of merchandise sold to customers located in the programming distributor's service area. QVC has entered into multi-year affiliation agreements with various cable and satellite system operators for carriage of QVC programming. The terms of most affiliation agreements are automatically renewable for one-year terms unless terminated by either party on at least 90 days notice prior to the end of the term. Most of the affiliation agreements provide for the programming distributor to broadcast commercials regarding QVC on other channels and to distribute QVC's advertising material to subscribers. As of December 31, 2001, 8.8% of the total homes reached by QVC were attributable to QVC's affiliation agreement with us.

     QVC's business depends on its affiliation with programming distributors for the transmission of QVC programming. If a significant number of homes are no longer served because of termination or non-renewal of affiliation agreements, our financial results could be adversely affected. QVC has incentive programs to induce programming distributors to enter into or extend affiliation agreements, to increase the number of homes under existing affiliation agreements, or to enhance channel placement of the QVC programming. These incentives include various forms of marketing, carriage and launch support. QVC will continue to recruit additional programming distributors and seek to enlarge its audience.

     Competition

     QVC operates in a highly competitive environment. As a general merchandise retailer, QVC competes for consumer expenditures with the entire retail industry, including department, discount, warehouse and specialty stores, mail order and other direct sellers, shopping center and mall tenants and conventional retail stores. On television, QVC competes with other programs for channel space and viewer loyalty against similar electronic retailing programming, as well as against alternative programming supplied by other sources, including news, public affairs, entertainment and sports programmers. The use of digital compression provides programming distributors with greater channel capacity. While greater channel capacity increases the opportunity for QVC to be distributed, it also may adversely impact QVC's ability to compete for television viewers to the extent it results in higher channel position, placement of QVC in separate programming tiers, or the addition of competitive channels.

Content

     We have made investments in cable television networks and other programming-related enterprises as a means of generating additional revenues and subscriber interest. Our consolidated programming investments as of December 31, 2001 include:


Investment                                                     Description
------------------------------------    ----------------------------------------------------------
Comcast Spectacor                       Live sporting events, concerts and other events
Comcast SportsNet                       Regional sports programming and events
Comcast SportsNet Mid-Atlantic          Regional sports programming and events
Comcast Sports Southeast                Regional sports programming and events
E! Entertainment                        Entertainment-related news and original programming
Style                                   Fashion-related programming
The Golf Channel                        Golf-related programming
Outdoor Life Network                    Outdoor activities
CN8-The Comcast Network                 Regional and local programming
G4 Media                                Interactive video, computer and online games

                           ---------------------------


Consolidated Programming Investments

     Comcast Spectacor

     Comcast Spectacor is our group of businesses that perform live sporting events and that own or manage facilities and venues for sports activities, sports events, concerts and other special events. Comcast Spectacor consists principally of the Philadelphia Flyers NHL hockey team, the Philadelphia 76ers NBA basketball team and two large multi-purpose arenas in Philadelphia.

     Comcast SportsNet

     Comcast SportsNet ("CSN") is our 24-hour regional sports programming network which provides sports- related programming, including the Philadelphia Flyers NHL hockey team, the Philadelphia 76ers NBA basketball team and the Philadelphia Phillies MLB baseball team to approximately 2.9 million subscribers in the Philadelphia region. CSN is delivered to affiliates terrestrially.

     Comcast SportsNet Mid-Atlantic

     We acquired Home Team Sports (now known as Comcast SportsNet Mid-Atlantic) ("CSN Mid-Atlantic") in February 2001. CSN Mid-Atlantic is our 24-hour satellite-delivered regional sports programming network which provides sports-related programming, including the Baltimore Orioles MLB baseball team, the Washington Wizards NBA basketball team and the Washington Capitals NHL hockey team. CSN Mid-Atlantic serves approximately 5.4 million subscribers primarily in Delaware, Maryland, Pennsylvania, Virginia, Washington, D.C. and West Virginia.

     Comcast Sports Southeast

     Comcast Sports Southeast ("CSS") was created in September 1999. CSS is a satellite-delivered regional sports programming network which provides sports programming and sports news geared toward college athletics to approximately 3.0 million subscribers primarily in Alabama, Arkansas, Florida, Georgia, Kentucky, Louisiana, Mississippi, North Carolina, South Carolina and Tennessee.

     E! Entertainment

     E! Entertainment is our 24-hour network with programming dedicated to the world of entertainment. Programming formats include behind-the-scenes specials, original movies and series, news, talk shows and comprehensive coverage of entertainment industry awards shows and film festivals worldwide. The network has distribution to approximately 71 million subscribers.

     Style

     Style, a division of E! Entertainment, is our 24-hour cable network dedicated to fashion, home design, beauty, health, fitness and more, with distribution to approximately 17 million subscribers.

     The Golf Channel

     We acquired a controlling interest in The Golf Channel in June 2001. The Golf Channel is our 24-hour network devoted exclusively to golf programming with distribution to approximately 46 million subscribers. The programming schedule includes live tournaments, golf instruction programs and golf news.

     Outdoor Life Network

     We acquired the approximate 83.2% interest in Outdoor Life Network that we did not previously own in October 2001. Outdoor Life Network is our 24-hour network devoted exclusively to adventure and the outdoor lifestyle with distribution to approximately 41 million subscribers. Its programming focuses on a wide range of outdoor activities including expeditions, skiing, bicycling, surfing and camping.

     CN8-The Comcast Network

     CN8-The Comcast Network, our regional programming service, is delivered to approximately 3.5 million cable subscribers in Pennsylvania, New Jersey, Delaware and Maryland. CN8 provides original programming, including local and regional news and public affairs, regional sports, health, cooking and family-oriented programming.

     G4 Media

     G4 Media, our 24-hour programming network, is dedicated to creating a lifestyle brand that is the source of entertainment, news and information about the interactive entertainment industry, including video, computer, online and wireless games. G4 Media is expected to launch during the second or third quarter of 2002.

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

     The Communications Act and FCC Regulations

     The Communications Act and the regulations and policies of the FCC affect significant aspects of our cable system operations, including:

     o    subscriber rates,

     o the content of programming we offer our subscribers, as well as the way we sell our program packages to subscribers and other video program distributors,

     o the use of our cable systems by franchising authorities, the public and other unrelated third parties,

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

     The FCC has detailed rate regulations, guidelines and rate forms that we and the franchising authority must use in connection with the regulation of our basic service and equipment rates. If the franchising authority concludes that our rates are not in accordance with the FCC's rate regulations, it may require us to reduce our rates and to refund overcharges to subscribers, with interest. We may appeal adverse rate decisions to the FCC.

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

     o require operators to charge uniform rates throughout each franchise area that is not subject to effective competition,

     o prohibit regulation of non-predatory bulk discount rates offered by operators to subscribers in commercial and residential developments,

     o permit regulated equipment rates to be computed by aggregating costs of broad categories of equipment at the franchise, system, regional or company level, and

     o prohibit regulation of rates by local franchising authorities for other services provided over a cable system, such as high-speed Internet services.

     Content Requirements

     The Communications Act and the FCC's regulations contain broadcast signal carriage requirements that allow certain local commercial television broadcast stations:

     o to elect once every three years to require a cable communications system to carry the station, subject to certain exceptions, or

     o    to negotiate with us on the terms by which we may carry the station on
          our  cable  communications  system,   commonly  called  retransmission
          consent.

     The Communications Act and the FCC's regulations require a cable operator to devote up to one-third of its activated channel capacity for the mandatory carriage of local commercial television stations. The Communications Act and the FCC's regulations also give local non-commercial television stations mandatory carriage rights; however, such stations are not given the option to negotiate retransmission consent for the carriage of their signals by cable systems. Additionally, cable systems must obtain retransmission consent for:

     o all "distant" commercial television stations (except for commercial satellite-delivered independent "superstations"),

     o    commercial radio stations, and

     o    certain low-power television stations.

     FCC regulations require us to carry the signals of local digital-only broadcast stations (both commercial and non-commercial) and the digital signals of those local broadcast stations that return their analog spectrum to the government and convert to a digital broadcast format. The FCC's rules give the digital-only broadcast stations the discretion to elect whether the operator will carry the station's signal in a digital or converted analog format, and they also permit broadcasters with both analog and digital signals to tie the carriage of their digital signals with the carriage of their analog signals as a retransmission consent condition. The FCC continues to consider further modifications to its digital broadcast signal carriage requirements. We are unable to predict the impact any new carriage requirements might have on the operations of our cable systems.

     The Communications Act requires our cable systems to permit subscribers to purchase video programming on a per channel or a per program basis without the necessity of subscribing to any tier of service, other than the basic cable service tier. However, we are not required to comply with this requirement until October 2002 for any of our cable systems that do not have addressable converter boxes or that have other substantial technological limitations. Although a limited number of our systems do not have the technological capability to offer programming in the manner required by the statute, and thus currently are exempt from complying with this requirement, we anticipate that all of our systems will be in compliance with this requirement by the statutory deadline.

     The Communications Act and the FCC's regulations:

     o preclude any satellite video programmer affiliated with a cable company, or with a common carrier, providing video programming directly to its subscribers, from favoring an affiliated company over competitors, and

     o limit the ability of such programmers to offer exclusive programming arrangements to their affiliates.

     The FCC has concluded that the program access rules do not apply to certain terrestrially-delivered programming, such as CSN. The FCC decision is currently under appeal. The FCC also is considering whether to retain the current prohibition, which is scheduled to expire in October 2002, on exclusive programming distribution contracts between cable operators and affiliated program distributors.

     The Communications Act contains restrictions on the transmission by cable operators of obscene programming. The Communications Act requires the cable operator, upon the request of the subscriber, to scramble or otherwise fully block any channel that is not included in the programming package purchased by the subscriber. Additionally, cable operators are required by the Communications Act and the FCC's regulations to provide by sale or lease a lockbox or other device that permits the subscriber to block the viewing of specific channels in the subscriber's home during periods selected by the subscriber.

     The FCC actively regulates other aspects of our programming, involving such areas as:

     o our use of syndicated and network programs and local sports broadcast programming,

     o    advertising in children's programming,

     o    political advertising,

     o    origination cablecasting,

     o    sponsorship identification, and

     o    closed captioning of video programming.

     The FCC has also initiated a proceeding to evaluate its jurisdiction and regulatory authority concerning the distribution over cable communications systems of interactive television services, including advanced instant messaging and interactive menu services.

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

     Various companies, including telephone companies and ISPs, have asked local, state and federal governments to mandate that cable operators provide capacity on their broadband infrastructure so that these companies and others may deliver high-speed Internet and interactive television services directly to subscribers over cable facilities. Some cable operators, including us, have successfully challenged efforts by local franchising authorities to impose unilaterally so-called "open access" requirements. Although the court decisions dealing with this issue generally have concluded that the local franchising authority cannot regulate Internet access over cable systems, the legal rationale for these decisions has varied.

     In connection with its review of the AOL-Time Warner merger in early 2001, the FCC and the Federal Trade Commission imposed certain access, technical performance and other requirements relating to the merged company's high-speed Internet, Interactive Television, and advanced Instant Messaging services. The FCC and the U.S. Department of Justice (DOJ) are currently reviewing our proposed merger with AT&T Broadband, but we do not believe the factual circumstances involved in our merger with AT&T Broadband warrant the imposition of comparable restrictions on the combined company.

     In a decision adopted in March 2002 addressing the regulatory classification of high-speed Internet services, the FCC concluded that Internet services delivered over cable operators' communications systems are interstate "information services," and it confirmed that cable operators like us, who are offering high-speed Internet services, are not subject to common carrier requirements to offer on a stand-alone basis to third parties the transport functions underlying the information services we offer to our subscribers. The FCC also recently initiated separate rulemaking proceedings to assess the appropriate regulatory frameworks, including the role of local regulatory authorities, governing broadband access to the Internet through cable operators' and telephone companies' communications networks, respectively. In the telephone broadband proceeding, the FCC has proposed to classify broadband Internet services delivered by telephone companies over their own wireline facilities as interstate "information services." The outcome of these FCC rulemaking proceedings may affect significantly our regulatory obligations, including whether we will be required to pay local governmental franchise fees and/or federal and state universal service fees on our cable Internet revenues. The March 2002 decision of the FCC has been appealed to the courts.

     Some cable operators, including us, have entered into contracts that allow independent ISPs to provide their Internet services over the cable operators' communications network. We expect such contractual arrangements to become more common in the future as cable operators' networks evolve and as competitive alternatives to cable broadband networks continue to grow, thereby limiting the need, if any, for government action mandating access by ISPs to our communications networks. We cannot predict the ultimate outcome of the FCC's rulemaking proceedings, the appeal of the FCC decision, the governmental review of our proposed merger with AT&T Broadband, or the impact of any new regulatory requirements on our operations.

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

     The Communications Act contains procedures designed to protect us against arbitrary denials of the renewal of our franchises, although a franchising authority under various conditions can deny us a franchise renewal. Moreover, even if our franchise is renewed, the franchising authority may seek our agreement to new or additional requirements such as significant upgrades in facilities and services or increased franchise fees as a condition of renewal. Similarly, if a franchising authority's consent is required for the purchase or sale of a cable system or franchise, the franchising authority may seek additional franchise requirements on us in connection with a request for such consent. Historically, cable operators providing satisfactory services to their subscribers and complying with the terms of their franchises have typically obtained franchise renewals. We believe that we have generally met the terms of our franchise agreements and have provided quality levels of service. We have never had a franchise revoked or otherwise been denied the right to provide service in a municipality. We anticipate that our future franchise renewal prospects generally will be favorable.

     Various courts have considered whether franchising authorities have the legal right to limit the number of franchises awarded within a community and to impose certain substantive franchise requirements (e.g. access channels, universal service and other technical requirements). These decisions have been inconsistent and, until the United States Supreme Court rules definitively on the scope of cable operators' constitutional and statutory protections, the legality of the franchising process generally and of various specific franchise requirements is likely to be in a state of flux.

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

     The Communications Act also authorizes the FCC to impose nationwide limits on the number of subscribers under the control of a cable operator and on the number of channels that can be occupied on a cable system by video programmers in which the cable operator has an attributable ownership interest. The FCC adopted cable ownership regulations and established:

     o    subscriber ownership information reporting requirements, and

     o attribution rules that identify when the ownership or management by us or third parties of other communications businesses, including cable systems, television broadcast stations and local telephone companies, may be imputed to us for purposes of determining our compliance with the FCC's ownership restrictions.

     The federal courts have rejected constitutional challenges to the statutory ownership limitations; however, a federal appellate court concluded that the FCC's 30% nationwide cable subscriber ownership limit and its 40% cap on the number of affiliated programming channels an operator may carry on its system were unconstitutional and that certain of its ownership attribution rules were not justified properly. The FCC recently initiated a rulemaking proceeding to determine new horizontal and vertical cable ownership limitations and to evaluate its attribution standards. We are unable to predict the outcome of this administrative proceeding or the impact any ownership restrictions might have on our business and operations.

     The Communications Act eliminated the statutory prohibition on the common ownership, operation or control of a cable system and a television broadcast station in the same market. The FCC eliminated its regulations which precluded the cross-ownership of a national broadcasting network and a cable system, and a federal appellate court recently ordered the FCC to repeal its regulations prohibiting the common ownership of other broadcasting interests and cable systems in the same geographical areas.

     The 1996 amendments to the Communications Act made far-reaching changes in the relationship between local telephone companies and cable companies. These amendments:

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

     Pole Attachment Regulation

     The Communications Act requires that utilities provide cable systems and telecommunications carriers with nondiscriminatory access to any pole, conduit or right-of-way controlled by the utility. The Communications Act also requires the FCC to regulate the rates, terms and conditions imposed by public utilities for cable systems' use of utility pole and conduit space unless state authorities demonstrate to the FCC that they adequately regulate pole attachment rates, as is the case in certain states in which we operate. In the absence of state regulation, the FCC administers pole attachment rates on a formula basis. The FCC's original rate formula governs the maximum rate certain utilities may charge for attachments to their poles and conduit by cable operators providing only cable services. The FCC also adopted a second rate formula that became effective in February 2001 and governs the maximum rate certain utilities may charge for attachments to their poles and conduit by companies providing telecommunications services, including cable operators. Any resulting increase in attachment rates due to the FCC's new rate formula will be phased in over a five-year period in equal annual increments, beginning in February 2001.

     The U.S. Supreme Court recently upheld the FCC's jurisdiction to regulate the rates, terms and conditions of cable operators' pole attachments that are simultaneously used to provide high-speed Internet access and cable services, and a federal appellate court is currently evaluating whether the FCC's rate formulas, as applied in a specific case, provide "just compensation" under the Federal Constitution. We have joined in several pending complaints filed at the FCC by various state cable associations challenging certain utilities' rate increases and the unilateral imposition of new contract terms. The utilities in these cases have challenged, among other things, the constitutionality of the FCC's pole attachment rate formulas. We are unable to predict the outcome of the legal challenge to the FCC's regulations or the ultimate impact any revised FCC rate formula, any new pole attachment rate regulations or any modification of the FCC's regulatory authority might have on our business and operations.

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

     The U.S. Copyright Office recommended that Congress make major revisions to both the cable television and satellite compulsory licenses. Congress modified the satellite compulsory license in a manner that permits DBS providers to become more competitive with cable operators like us. The possible simplification, modification or elimination of the cable communications compulsory copyright license is the subject of continuing legislative review. The elimination or substantial modification of the cable compulsory license could adversely affect our ability to obtain suitable programming and could substantially increase the cost of programming that remains available for distribution to our subscribers. We are unable to predict the outcome of this legislative activity.

     Our cable communications systems often utilize music in the programs we provide to subscribers including local advertising, local origination programming and pay-per-view events. The right to use this music is controlled by music performing rights organizations who negotiate on behalf of their members for license fees covering each performance. The cable industry and one of these organizations previously agreed upon a standard licensing agreement covering the performance of music contained in programs originated by cable operators and in pay-per-view events. Cable industry representatives recently negotiated standard license agreements with the two remaining sizable music performing rights organizations covering cable operators' locally originated programming, including advertising inserted by the operator in programming produced by other parties. We expect that these organizations will now seek to execute these standard agreements with most cable operators, including us. Although each of these agreements requires payment of music license fees for earlier time periods, we do not believe that the amount of license fees paid to such organizations will be significant to our financial condition, results of operations or liquidity.

State and Local Regulation

     Our cable systems use local streets and rights-of-way. Consequently, we must comply with state and local regulation which is typically imposed through the franchising process. The terms and conditions of our franchises vary materially from jurisdiction to jurisdiction. Franchises generally contain provisions governing:

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

Commerce and Content

     The FCC does not directly regulate the content or transmission of our programming services. The FCC does, however, exercise regulatory authority over the satellites and uplink facilities which transmit programming services such as those provided by certain of our programming networks. The FCC has granted, subject to periodic reviews, permanent licenses to QVC for its uplink facilities (and for backup equipment of certain of these facilities) at sufficient power levels for transmission of the QVC service. The FCC has licensing authority over satellites from which certain of our programming services obtain transponder capacity, but does not regulate their rates, terms or conditions of service. The FCC could, however, alter the regulatory obligations applicable to satellite service providers. The QVC programming services offered in the UK, Germany and Japan are regulated by the media authorities in those countries.

                                    EMPLOYEES

     As of December 31, 2001, we had approximately 38,000 employees. Of these employees, approximately 20,000 were associated with cable communications, approximately 11,000 were associated with commerce and approximately 7,000 were associated with our other divisions. We believe that our relationships with our employees are good.


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

     Commerce

     Television studios, customer service call centers, business offices, product warehouses and distribution centers are the principal physical assets of our commerce operations. These assets include QVC's studios and offices, Studio Park, located in West Chester, Pennsylvania, and office, customer service call centers and warehouses in the UK, Germany and Japan. QVC owns the majority of these assets. In order to keep pace with technological advances, QVC is maintaining, periodically upgrading and rebuilding the physical components of our commerce operations. QVC's warehousing and distribution facilities will continue to be upgraded over the next several years.

     Content

     Two large multi-purpose arenas, television studios and business offices are the principal physical assets of our content operations. We own the arenas and own or lease the television studios and business offices of our content operations.

     We believe that substantially all of our physical assets are in good operating condition.

ITEM 3       LEGAL PROCEEDINGS

     We are subject to legal proceedings and claims which arise in the ordinary course of our business. In the opinion of our management, the amount of ultimate liability with respect to such actions is not expected to materially affect our financial condition, results of operations or liquidity.

ITEM 4       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

ITEM 4A      EXECUTIVE OFFICERS OF THE REGISTRANT

     The current term of office of each of our officers expires at the first meeting of our Board of Directors following the next Annual Meeting of Shareholders, presently scheduled to be held in June 2002, or as soon thereafter as each of their successors is elected and qualified. The following table sets forth certain information concerning our executive officers, including their ages, positions and tenure as of December 31, 2001:

                                        Officer
Name                      Age            Since                     Position with Comcast
---------------------  ----------     ------------     --------------------------------------------------------
Ralph J. Roberts           81             1969         Chairman of the Board of Directors; Director
Julian A. Brodsky          68             1969         Vice Chairman of the Board of Directors; Director
Brian L. Roberts           42             1986         President; Director
John R. Alchin             53             1990         Executive Vice President; Treasurer
Stephen B. Burke           43             1998         Executive Vice President
Lawrence S. Smith          54             1988         Executive Vice President
Stanley L. Wang            61             1981         Executive Vice President - Law and Administration
Lawrence J. Salva          45             2000         Senior Vice President and Chief Accounting Officer

                                       --------------------

     Ralph J. Roberts has served as a Director and as our Chairman of the Board of Directors for more than five years. Mr. Roberts devotes a major portion of his time to our business and affairs. Mr. Roberts also presently serves as a Director of Comcast Cable Communications, Inc. Mr. Roberts is the father of Brian L. Roberts.

     Julian A. Brodsky has served as a Director and as our Vice Chairman of the Board of Directors for more than five years. Mr. Brodsky devotes a major portion of his time to our business and affairs. Mr. Brodsky has served as the Chairman of Comcast Interactive Capital, LP since its formation in January 1999. Mr. Brodsky is also a Director of RBB Fund, Inc. and NDS Group plc.

     Brian L. Roberts has served as our President and as a Director for more than five years. Mr. Roberts devotes a major portion of his time to our business and affairs. Mr. Roberts is Manager of Sural LLC ("Sural"), a privately-held investment company and our controlling shareholder. As of December 31, 2001, our shares owned by Sural constituted approximately 87% of the voting power of the two classes of our voting common stock combined. Mr. Roberts has sole voting power over stock representing a majority of voting power of all Sural stock and, therefore, has voting control over Comcast. Mr. Roberts is our Principal Executive Officer. Mr. Roberts also presently serves as a Director of Comcast Cable Communications, Inc. and The Bank of New York. Mr. Roberts is a son of Ralph J. Roberts.

     John R. Alchin was named an Executive Vice President in January 2000. Prior to that time, Mr. Alchin served as our Treasurer and as a Senior Vice President for more than five years. Mr. Alchin is our Principal Financial Officer.

     Stephen B. Burke was named an Executive Vice President in January 2000. Mr. Burke joined the Company in June 1998 as Senior Vice President and has served as President of Comcast Cable Communications, Inc. since that time. Prior to joining the Company, Mr. Burke served with The Walt Disney Company as President of ABC Broadcasting from January 1996 to June 1998, and as President of Euro Disney from October 1992 to January 1996.

     Lawrence S. Smith has served as an Executive Vice President for more than five years. For more than five years prior to January 2000, Mr. Smith served as our Principal Accounting Officer. Mr. Smith also presently serves as a Director of Comcast Cable Communications, Inc.

     Stanley L. Wang was named Executive Vice President - Law and Administration in January 2000. Prior to that time, Mr. Wang served as a Senior Vice President and as our Secretary and General Counsel for more than five years. Mr. Wang also presently serves as a Director of Comcast Cable Communications, Inc.

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

                                     PART II

ITEM 5       MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
             MATTERS

     Our Class A Special Common Stock is included on Nasdaq under the symbol CMCSK and our Class A Common Stock is included on Nasdaq under the symbol CMCSA. There is no established public trading market for our Class B Common Stock. Our Class B Common Stock can be converted, on a share for share basis, into Class A Special or Class A Common Stock. The following table sets forth, for the indicated periods, the closing price range of our Class A Special and Class A Common Stock as furnished by Nasdaq.


                                                             Class A
                                                             Special                          Class A
                                                   -------------------------------------------------------------
                                                       High            Low              High            Low
                                                   -------------   -----------      -------------   ------------
2001
First Quarter......................................     $45.88        $38.69             $45.25        $38.06
Second Quarter.....................................      45.50         39.50              44.75         38.88
Third Quarter......................................      43.30         32.51              42.70         32.79
Fourth Quarter.....................................      40.18         35.19              40.06         34.95

2000
First Quarter......................................     $54.56        $38.31             $51.44        $36.25
Second Quarter.....................................      44.19         29.75              41.75         29.75
Third Quarter......................................      41.06         31.06              40.69         30.75
Fourth Quarter.....................................      43.94         34.00              43.94         33.88

                              --------------------

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

     As of December 31, 2001, there were 4,088 record holders of our Class A Special Common Stock, 1,484 record holders of our Class A Common Stock and one record holder of our Class B Common Stock.

ITEM 6        SELECTED FINANCIAL DATA


                                                                     Year Ended December 31,
                                                     2001(1)      2000(1)      1999(1)       1998       1997
                                                   -------------------------------------------------------------
                                                           (Dollars in millions, except per share data)
                                                              -------------------------------------------------
Statement of Operations Data:
Revenues...........................................   $9,674.2     $8,218.6     $6,529.2    $5,419.0   $4,700.4
Operating income (loss)............................     (746.2)      (161.0)       664.0       557.1      466.6
Income (loss) from continuing operations before
     extraordinary items and cumulative effect
     of accounting change..........................      225.6      2,045.1        780.9     1,007.7     (182.9)
Discontinued operations (2)........................                                335.8       (31.4)     (25.6)
Extraordinary items................................       (1.5)       (23.6)       (51.0)       (4.2)     (30.2)
Cumulative effect of accounting change.............      384.5
Net income (loss)..................................      608.6      2,021.5      1,065.7       972.1     (238.7)
Basic earnings (loss) for common stockholders
  per common share (3)
     Income (loss) from continuing operations
        before extraordinary items and cumulative
        effect of accounting change................       $.24        $2.27        $1.00       $1.34      ($.29)
     Discontinued operations (2)...................                                  .45        (.04)      (.04)
     Extraordinary items...........................                    (.03)        (.07)       (.01)      (.04)
     Cumulative effect of accounting change........        .40
                                                   -----------   ----------   ----------  ---------- ----------
     Net income (loss).............................       $.64        $2.24        $1.38       $1.29      ($.37)
                                                   ===========   ==========   ==========  ========== ==========
Diluted earnings (loss) for common
  stockholders per common share (3)
     Income (loss) from continuing operations
        before extraordinary items and cumulative
        effect of accounting change................       $.23        $2.16         $.95       $1.25      ($.29)
     Discontinued operations (2)...................                                  .41        (.03)      (.04)
     Extraordinary items...........................                    (.03)        (.06)       (.01)      (.04)
     Cumulative effect of accounting change .......        .40
                                                   -----------   ----------   ----------  ---------- ----------
     Net income (loss).............................       $.63        $2.13        $1.30       $1.21      ($.37)
                                                   ===========   ==========   ==========  ========== ==========
Cash dividends declared per common share (3).......                                           $.0467     $.0467

Balance Sheet Data (at year end):
Total assets.......................................  $38,131.8    $35,744.5    $28,685.6   $14,710.5  $11,234.3
Working capital....................................    1,419.5      1,670.9      4,771.6     2,497.0       13.6
Long-term debt.....................................   11,741.6     10,517.4      8,707.2     5,464.2    5,334.1
Stockholders' equity...............................   14,473.0     14,086.4     10,341.3     3,815.3    1,646.5

Supplementary Financial Data:
Operating income before depreciation and
     amortization (4)..............................   $2,701.8     $2,470.3     $1,880.0    $1,496.7   $1,293.1
Net cash provided by (used in) (5)
     Operating activities..........................    1,229.5      1,219.3      1,249.4     1,067.7      844.6
     Financing activities..........................    1,476.3       (271.4)     1,341.4       809.2      283.9
     Investing activities..........................   (3,007.3)    (1,218.6)    (2,539.3)   (1,415.3)  (1,045.8)
----------

(1) You should see "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of this Annual Report for a discussion of events which affect the comparability of the information reflected in this financial data.
(2) In July 1999, we sold Comcast Cellular Corporation to SBC Communications, Inc. Comcast Cellular is presented as a discontinued operation for all periods presented (see Note 5 to our consolidated financial statements in Item 8 of this Annual Report).
(3) We have adjusted these for our two-for-one stock split in the form of a 100% stock dividend in May 1999.





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

ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     We have grown significantly in recent years through both strategic acquisitions and growth in our existing businesses. We have historically met our cash needs for operations through our cash flows from operating activities. We have generally financed our cash requirements for acquisitions and capital expenditures through borrowings of long-term debt, sales of investments and from existing cash, cash equivalents and short-term investments.

     Except where specifically indicated, the following management's discussion and analysis of financial condition and results of operations does not include the anticipated effects of the AT&T Broadband transaction.

General Developments of Business

     Refer to "General Developments of Our Business" in Part I and Note 5 to our financial statements in Item 8 for a discussion of our acquisitions and other significant events.

Most Significant and Subjective Estimates

     The following discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to sales returns, doubtful accounts, inventories, investments and derivative financial instruments, long-lived assets, non-monetary transactions, and contingencies. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

     We believe the following represent the most significant and subjective estimates used in the preparation of our consolidated financial statements.

     QVC, Inc. ("QVC") is our majority-owned electronic retailing subsidiary. QVC's return policy permits customers to return, within 30 days, any merchandise purchased for a full refund of the purchase price and original shipping charges. QVC estimates and maintains reserves for expected sales returns and allowances based principally on its return practices and its historical experience. If actual sales returns differ from the estimated return rates projected by QVC, QVC may need to increase or decrease its reserves for sales returns and allowances, which could affect our reported income.

     We maintain allowances for doubtful accounts for estimated losses resulting from our customers' failure to make required payments. If the future payments by our customers were to differ from our estimates, we may need to increase or decrease our allowances for doubtful accounts, which could affect our reported income.

     QVC maintains reserves for excess and obsolete inventories to reflect its inventory at the lower of its stated cost or market value. QVC's estimate for excess and obsolete inventory is based upon QVC's assumptions about future demand and market conditions. If future demand and actual market conditions are more or less favorable than those projected by QVC, QVC may need to increase or decrease its reserves for excess and obsolete inventories, which could affect our reported income.

     We hold minority interests in companies generally having operations or technology in areas within our strategic focus, some of which are publicly traded and may have highly volatile share prices. We also hold investments in private companies that have no active market by which fair values can be easily assessed. We record an investment impairment charge when we believe an investment has experienced a decline in value that is other than temporary. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment's current carrying value, thereby possibly requiring an impairment charge in the future.

     We use derivative financial instruments to manage exposures to interest rates and equity prices, and to manage the cost of our share repurchases. We make investments in businesses, to some degree, through the purchase of equity call option or call warrant agreements. We have issued indexed debt instruments and entered into prepaid forward sale agreements whose value, in part, is derived from the market value of Sprint PCS common stock, and we have also sold call options on certain of our investments in equity securities in order to monetize a portion of those investments. We record all our derivative financial instruments on our balance sheet at their estimated fair values. Other than for the effective portion of our derivative instruments that we designate as cash flow hedges, all changes in the fair value of our derivative financial instruments are recorded each period in current earnings. The estimated fair values of our derivative financial instruments are determined through the use of various valuation models that incorporate certain market assumptions such as volatility, dividend yield and interest rates. The estimated fair values assigned could change significantly as a result of changes in the underlying assumptions.

     We periodically examine those instruments that we have entered into to hedge exposure to interest rate and equity price risks to ensure that the instruments are matched with underlying assets and liabilities, reduce our risks relating to interest rates and equity prices and, through market value and sensitivity analysis, maintain a high correlation to the risk inherent in the hedged item. For those instruments that do not meet the above criteria, variations in their fair value are marked-to-market on a current basis in our statement of operations. Although we periodically monitor hedge effectiveness, market conditions could cause our hedges to become ineffective, thereby reducing our ability to manage our risks and requiring additional amounts to be recorded through our statement of operations. We manage the credit risks associated with our derivative financial instruments through the evaluation and monitoring of the creditworthiness of the counterparties. Although we may be exposed to losses in the event of nonperformance by the counterparties, we do not expect such losses, if any, to be significant.

     We periodically evaluate the recoverability of our long-lived assets, including property and equipment and intangible assets, whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Our evaluations include analyses based on the cash flows generated by the underlying assets, profitability information, including estimated future operating results, trends or other determinants of fair value. If the value of an asset determined by these evaluations is less than its carrying amount, a loss is recognized for the difference between the fair value and the carrying value of the asset. Future adverse changes in market conditions or poor operating results of the related business may indicate an inability to recover the carrying value of the assets, thereby possibly requiring an impairment charge in the future.

     Periodically, we enter into non-monetary transactions such as exchanges of cable systems and exchanges of investments which require us to make estimates of the fair values of the assets involved in order to record these transactions in our financial statements. Fair values assigned affect operating results in the period of the exchange and possibly in future periods. In the case of a cable systems exchange, the gain or loss on the systems sold and the future depreciation and amortization expense on the assets acquired are affected by the fair values assigned to the transaction.

     Refer to Note 2 to our financial statements included in Item 8 for a discussion of our accounting policies with respect to these and other items.

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

     We have both the ability and intent to redeem the $1.096 billion outstanding Zero Coupon Debentures with amounts available under subsidiary credit facilities if holders exercise their rights to require us to repurchase the Zero Coupon Debentures in December 2002. As of December 31, 2001, certain of our subsidiaries had unused lines of credit of $3.460 billion under their respective credit facilities.

     Refer to Note 7 to our financial statements included in Item 8 for a discussion of our Zero Coupon Debentures. Refer to the Contractual Cash Obligations and Commitments table on page 28 and to Note 11 to our financial statements included in Item 8 for a discussion of our commitments and contingencies.

AT&T Broadband Transaction

     Excluding AT&T Broadband's exchangeable notes, which are mandatorily redeemable at AT&T Broadband's option into shares of certain publicly traded companies held by AT&T Broadband, we currently estimate that an aggregate of approximately $20 billion of assumed and refinanced indebtedness will be required upon completion of the AT&T Broadband transaction. At the completion of the transaction, we anticipate that the combined company will assume approximately $7 to $8 billion of debt and will require financing of $11 billion to $14 billion. The financing, while not a condition for the closing, is expected to include:

     o approximately $9 billion to $10 billion to retire the intercompany debt balance which AT&T Broadband is expected to owe AT&T Corp. ("AT&T"),

     o approximately $1 billion to $2 billion to refinance certain AT&T Broadband debt that may be put for redemption by investors or that will mature on or soon after the closing date for the transaction, and

     o approximately $1 billion to $2 billion to provide appropriate cash reserves to fund the operations and capital expenditures of AT&T Broadband after completion of the transaction.

     We are in the process of attempting to secure an aggregate of $12.5 billion in new indebtedness in order to achieve these funding requirements. If we obtain this financing, we expect that we will be required to provide subsidiary guarantees, including guarantees by certain of our wholly owned subsidiaries and by subsidiaries of AT&T Broadband.

     We may also use other available sources of financing to fund these requirements, including:

     o our existing cash, cash equivalents and short- term investments, which totaled $2.973 billion as of December 31, 2001,

     o amounts available under our subsidiaries' lines of credit, which totaled $3.460 billion as of December 31, 2001, and

     o through the sales of our and AT&T Broadband's investments, including AT&T Broadband's investment in Time Warner Entertainment.

     Subsequent to closing of the AT&T Broadband transaction, we will have a substantially higher amount of debt, interest expense and capital expenditures at the combined company. If the credit rating agencies determine that the combined company is less creditworthy, on a combined basis, than that of Comcast on an historical basis, it is possible that our cost of and access to capital could be negatively affected. We currently hold investment grade ratings for our various debt securities. If our debt securities are downgraded as a result of our assumption of debt in the AT&T Broadband transaction, access to the commercial paper market would likely become limited and the costs of borrowing under alternative sources would likely increase.

     Cash, Cash Equivalents and Short-term Investments

     We  have  traditionally   maintained   significant  levels  of  cash,  cash
equivalents and short-term investments to meet our short-term liquidity requirements. Our cash equivalents and short-term investments are recorded at fair value. Cash, cash equivalents and short-term investments as of December 31, 2001 were $2.973 billion, substantially all of which is unrestricted.

     Investments

     A significant portion of our investments are in publicly traded companies and are reflected at fair value, which fluctuates with market changes.

     We do not have any significant contractual funding commitments with respect to any of our investments. Our ownership interests in these investments may, however, be diluted if we do not fund our investees' non-binding capital calls. We continually evaluate our existing investments, as well as new investment opportunities.

     Refer to Note 6 to our financial statements included in Item 8 for a discussion of our investments.

     Capital Expenditures

     During  2002,  we expect to incur  approximately  $1.5  billion  of capital
expenditures  in  our  cable,   commerce  and  content   businesses,   including
approximately $1.3 billion for our cable operations.

     We anticipate capital expenditures for years subsequent to 2002 will continue to be significant. As of December 31, 2001, we do not have any significant contractual obligations for capital expenditures.

     Cable

     We expect our 2002 cable capital expenditures will include approximately $225 million for the upgrading and rebuilding of certain of our cable communications systems, approximately $625 million for the deployment of cable modems, digital converters and new service offerings, and approximately $450 million for recurring capital projects.

     The amount of our capital expenditures for years subsequent to 2002 will depend on numerous factors, some of which are beyond our control including:

     o    competition,

     o    cable system capacity of newly acquired systems, and

     o    the timing and rate of deployment of new services.

     Commerce

     During 2002, we expect to incur approximately $175 million of capital expenditures for QVC, primarily for the upgrading of QVC's warehousing facilities, distribution facilities and information systems. Capital expenditures in QVC's international operations represent nearly 50% of QVC's total capital expenditures.

     Affiliation Agreements

     Certain of our content subsidiaries and QVC enter into multi-year affiliation agreements with various cable and satellite system operators for carriage of their respective programming. In connection with these affiliation agreements, we generally pay a fee to the cable or satellite operator based upon the number of subscribers. During 2002, we expect to incur $200 million to $300 million related to these affiliation agreements.

     Financing

     As of December 31, 2001 and 2000, our long-term debt, including current portion, was $12.202 billion and $10.811 billion, respectively.

     The $1.391 billion increase from December 31, 2000 to December 31, 2001 results principally from the effects of our net borrowings, offset by the $194.2 million aggregate reduction to the carrying value of our 2% Exchangeable Subordinated Debentures due 2029 (the "ZONES") during 2001.

     Excluding the effects of interest rate risk management instruments, 13.4% and 28.5% of our long- term debt, including current portion, as of December 31, 2001 and 2000, respectively, was at variable rates. The decrease from December 31, 2000 to December 31, 2001 in the percentage of our variable rate debt was due principally to the effects of our 2001 financings. See "Statement of Cash Flows" below.

     We have, and may from time to time in the future, depending on certain factors including market conditions, make optional repayments on our debt obligations, which may include open market repurchases of our outstanding public notes and debentures.

     Refer to Notes 7 and 8 to our financial statements included in Item 8 for a discussion of our financing activities.

     Interest Rate Risk Management

     We are exposed to the market risk of adverse changes in interest rates. We maintain a mix of fixed and variable rate debt and enter into various derivative transactions pursuant to our policies to manage the volatility relating to these exposures. We monitor our interest rate risk exposures using techniques including market value and sensitivity analyses. We do not hold or issue any derivative financial instruments for trading purposes and are not a party to leveraged instruments. We manage the credit risks associated with our derivative financial instruments through the evaluation and monitoring of the creditworthiness of the counterparties. Although we may be exposed to losses in the event of nonperformance by the counterparties, we do not expect such losses, if any, to be significant.

     We use interest rate exchange agreements ("Swaps") to exchange, at specified intervals, the difference between fixed and variable interest amounts calculated by reference to an agreed-upon notional principal amount. We use interest rate cap agreements ("Caps") to lock in a maximum interest rate should variable rates rise, but enable us to otherwise pay lower market rates. We use interest rate collar agreements ("Collars") to limit our exposure to and benefits from interest rate fluctuations on variable rate debt to within a certain range of rates.

     The table set forth below summarizes the fair values and contract terms of financial instruments subject to interest rate risk maintained by us as of December 31, 2001 (dollars in millions):

                                                                                                                  Fair
                                                              Expected Maturity Date                            Value at
                                       2002      2003      2004       2005      2006    Thereafter    Total       12/31/01
                                       ----      ----      ----       ----      ----    ----------    -----       --------
Debt
Fixed Rate..........................    $210.6     $11.9    $330.9   $708.7    $653.1    $8,656.4   $10,571.6   $10,928.4
   Average Interest Rate............      9.6%      8.6%      7.6%     8.4%      7.0%        5.8%        6.2%

Variable Rate.......................    $249.6     $61.3      $0.1 $1,317.5      $0.1        $1.6    $1,630.2    $1,630.2
   Average Interest Rate............      2.4%      3.4%      5.8%     5.2%      6.9%        6.9%        4.7%

Interest Rate Instruments
Variable to Fixed Swaps.............    $178.6     $71.7                                               $250.3       ($5.5)
   Average Pay Rate.................      4.8%      4.9%                                                 4.9%
   Average Receive Rate.............      2.0%      3.0%                                                 2.3%
Fixed to Variable Swaps (1).........                        $300.0             $300.0      $350.0      $950.0       $46.8
   Average Pay Rate.................                          5.5%               5.9%        6.8%        6.1%
   Average Receive Rate.............                          8.1%               6.4%        7.9%        7.5%

(1) During January and February 2002, we settled all $950.0 million notional amount of our Fixed to Variable Swaps and received proceeds of $56.8 million.

                           ---------------------------


     The notional amounts of interest rate instruments, as presented in the table above, are used to measure interest to be paid or received and do not represent the amount of exposure to credit loss. The estimated fair value approximates the proceeds (costs) to settle the outstanding contracts. We estimate interest rates on variable debt using the average implied forward London Interbank Offer Rate ("LIBOR") rates for the year of maturity based on the yield curve in effect at December 31, 2001, plus the borrowing margin in effect for each credit facility at December 31, 2001. We estimate average receive rates on the Variable to Fixed Swaps using the average implied forward LIBOR rates for the year of maturity based on the yield curve in effect at December 31, 2001. While Swaps, Caps and Collars represent an integral part of our interest rate risk management program, their incremental effect on interest expense for the years ended December 31, 2001, 2000 and 1999 was not significant.

     Equity Price Risk Management

     During 1999, we entered into cashless collar agreements (the "Equity Collars") covering $1.365 billion notional amount of our Sprint PCS common stock which we account for at fair value. The Equity Collars limit our exposure to and benefits from price fluctuations in the Sprint PCS common stock. During 2001, $483.7 million notional amount of Equity Collars matured and we sold or entered into prepaid forward sales of the related Sprint PCS common stock. Refer to Note 6 to our financial statements included in Item 8 for a discussion of our prepaid forward sales of Sprint PCS common stock. The remaining $881.0 million notional amount of Equity Collars mature between 2002 and 2003. As we had accounted for the Equity Collars as a hedge, changes in the value of the Equity Collars were substantially offset by changes in the value of the Sprint PCS common stock which were also marked to market through accumulated other comprehensive income in our balance sheet through December 31, 2000.

     In connection with the adoption of Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, on January 1, 2001, we reclassified our investment in Sprint PCS from an available for sale security to a trading security. During 2001, the increase in the fair value of our investment in Sprint PCS common stock of $284.4 million was partially offset by the decrease in the fair value of the Equity Collars and the increase in the fair value of the derivative components of the ZONES and prepaid forward sales. See "Results of Operations - Investment Income" below.

     Accumulated Other Comprehensive Income

     The change in accumulated other comprehensive income from December 31, 2000 to December 31, 2001 is principally related to realized gains and losses on our investments classified as available for sale, and reclassification adjustments related to the effects of adoption of SFAS No. 133. The change in accumulated other comprehensive income from December 31, 1999 to December 31, 2000 is principally related to the decline in unrealized gains on our investments classified as available for sale held throughout the year.

     Contractual Cash Obligations and Commitments

     In January 2002, the Securities and Exchange Commission ("SEC") issued Financial Reporting Release No. 61, "Commission Statement about Management's Discussion and Analysis of Financial Condition and Results of Operations" ("FRR No. 61"). While FRR No. 61 does not create new or modify existing requirements, it does set forth certain views of the SEC regarding disclosure that should be considered by registrants. Among other things, FRR No. 61 encourages registrants to provide disclosure in one place, within Management's Discussion and Analysis of Financial Condition and Results of Operations, of the on and off balance sheet arrangements that may affect liquidity and capital resources. As there is no prescribed format for this disclosure, we have segregated our arrangements that may affect liquidity and capital resources between those contractual cash obligations that are recorded in our financial statements and those commitments that are disclosed in the notes to our financial statements in accordance with accounting principles generally accepted in the United States. Future rulemaking by the SEC could result in the form and content of this disclosure being different from the information that we have presented below. The following tables summarize our obligations and commitments as of December 31, 2001, and the effect such obligations and commitments are expected to have on our liquidity and cash flow in future periods.

                                                                           Payments Due by Period
                                                              -------------------------------------------------
                                                              Less than      1 - 3        4 - 5       After 5
                                                   Total        1 year       years        years        years
                                                 ----------   ----------   ----------   ----------   ----------
                                                                     (dollars in millions)
                                                 ----------   ----------   ----------   ----------   ----------
Contractual Cash Obligations
Long-term debt (1)..............................  $12,201.8       $460.2       $404.2     $2,679.4     $8,658.0
Other long-term obligations (2).................      437.4        138.9        179.3         26.5         92.7
                                                 ----------   ----------   ----------   ----------   ----------
     Total contractual cash obligations.........  $12,639.2       $599.1       $583.5     $2,705.9     $8,750.7
                                                 ----------   ----------   ----------   ----------   ----------

Commitments
Operating leases (3)............................     $487.9        $98.6       $146.8        $93.9       $148.6
Programming agreements (4)......................      844.0         95.4        166.6        168.4        413.6
Professional sports contracts (5)...............      403.3        122.5        193.3         79.5          8.0
Guarantees (6)..................................       75.0                      75.0
                                                 ----------   ----------   ----------   ----------   ----------
     Total commitments..........................   $1,810.2       $316.5       $581.7       $341.8       $570.2
                                                 ==========   ==========   ==========   ==========   ==========
------------

(1) The table presents maturities of long-term debt outstanding, including capital lease obligations, as of December 31, 2001. Refer to Note 7 to our financial statements included in Item 8 for a description of our long-term debt.
(2) Other long-term obligations consist principally of the Company's deferred compensation obligations, post- retirement and post-employment benefit obligations, and program rights payable under license agreements.
(3) Operating leases include the Company's minimum annual rental commitments for office space, equipment and transponder service agreements under noncancellable operating leases.
(4) Certain of the Company's programming networks (CSN, CSN Mid-Atlantic, CSS, E!, TGC, OLN and G4) have entered into license agreements for programs and sporting events which will be available for telecast subsequent to December 31, 2001. Programming agreements represent the Company's minimum aggregate commitments under these agreements.
(5) The Company, through Comcast Spectacor, has employment agreements with both players and coaches of its professional sports teams. Certain of these employment agreements, which provide for payments that are guaranteed regardless of employee injury or termination, are covered by disability insurance if certain conditions are met. Professional sports contracts represent the Company's future commitments under these contracts.
(6) In connection with a license awarded to an affiliate, the Company is contingently liable in the event of nonperformance by the affiliate to reimburse a bank which has provided a performance guarantee. Refer to Note 11 to our financial statements included in Item 8 for a description of this contingency.


                           ---------------------------

Statement of Cash Flows

     Cash and cash equivalents decreased $301.5 million as of December 31, 2001 from December 31, 2000. The decrease in cash and cash equivalents resulted from cash flows from operating, financing and investing activities as explained below.

     Net cash provided by operating activities from continuing operations amounted to $1.230 billion for the year ended December 31, 2001, due principally to our operating income before depreciation and amortization (see "Results of Operations"), offset by changes in working capital as a result of the timing of receipts and disbursements and the effects of net interest and current income tax expense.

     Net cash provided by financing activities from continuing operations includes borrowings and repayments of debt, as well as the issuances and repurchases of our equity securities. Net cash provided by financing activities from continuing operations was $1.476 billion for the year ended December 31, 2001. During 2001, we borrowed $5.686 billion, consisting of:

     o    $2.991 billion from Comcast Cable's senior notes offerings,

     o    $1.470 billion under Comcast Cable's commercial paper program,

     o    $1.075 billion under revolving credit facilities, and

     o    $150.3 million from our Zero Coupon Debentures offering.

     During 2001, we repaid $4.188 billion of our long-term debt, consisting of:

     o    $2.396 billion under Comcast Cable's commercial paper program,

     o    $1.612 billion on certain of our revolving credit facilities,

     o    $109.6 million of our senior subordinated debentures, and

     o    $70.3 million of our Zero Coupon Debentures.


     In addition, during 2001, we received proceeds of $27.2 million related to issuances of our common stock, we repurchased $27.1 million of our common stock, and we incurred $22.5 million of deferred financing costs.

     Net cash used in investing activities from continuing operations includes the effects of acquisitions, net of cash acquired, purchases of investments, capital expenditures and additions to intangible assets, offset by proceeds from sales of investments. Net cash used in investing activities from continuing operations was $3.007 billion for the year ended December 31, 2001.

     During 2001, acquisitions, net of cash acquired, amounted to $1.329 billion, consisting primarily of:

     o    $518.7 million for the cable system serving Baltimore City,

     o    $305.9 million for a controlling interest in The Golf Channel, and

     o    $396.8 million for the acquisition of Outdoor Life Network.

Results of Operations

     The effects of our recent acquisitions were to increase our revenues and expenses, resulting in increases in our operating income before depreciation and amortization. The increases in our property and equipment, intangible assets and long-term debt, and the corresponding increases in depreciation expense, amortization expense and interest expense from 2000 to 2001 and from 1999 to 2000 are primarily due to the effects of our acquisitions, our cable systems exchanges and our increased levels of capital expenditures.

     Refer to Notes 5 and 10 to our financial statements included in Item 8 for a discussion of our acquisitions and cable systems exchanges, and of the effect of these transactions on our balance sheet.

     We adopted SFAS No. 142, "Goodwill and Other Intangible Assets," on January 1, 2002, as required by the new statement. We refer you to page 36 for a discussion of the expected impact the adoption of the new statement will have on our consolidated financial condition and results of operations.

     Our summarized consolidated financial information for the three years ended December 31, 2001 is as follows (dollars in millions, "NM" denotes percentage is not meaningful):

                                                                       Year Ended
                                                                      December 31,        Increase/(Decrease)
                                                                    2001        2000          $          %
                                                                 ----------   ---------   ----------  --------
Revenues........................................................   $9,674.2    $8,218.6     $1,455.6      17.7%
Cost of goods sold from electronic retailing....................    2,514.0     2,284.9        229.1      10.0
Operating, selling, general and administrative expenses.........    4,458.4     3,463.4        995.0      28.7
Depreciation....................................................    1,141.8       837.3        304.5      36.4
Amortization....................................................    2,306.2     1,794.0        512.2      28.6
                                                                 ----------   ---------   ----------  --------
Operating loss..................................................     (746.2)     (161.0)       585.2     363.5
                                                                 ----------   ---------   ----------  --------
Interest expense................................................     (731.8)     (691.4)        40.4       5.8
Investment income...............................................    1,061.7       983.9         77.8       7.9
Income related to indexed debt..................................                  666.0       (666.0)   (100.0)
Equity in net losses of affiliates..............................      (28.5)      (21.3)         7.2      33.8
Other income....................................................    1,301.0     2,825.5     (1,524.5)    (54.0)
Income tax expense..............................................     (470.2)   (1,441.3)      (971.1)    (67.4)
Minority interest...............................................     (160.4)     (115.3)        45.1      39.1
                                                                 ----------   ---------   ----------  --------
Income from continuing operations before extraordinary items
   and cumulative effect of accounting change...................     $225.6    $2,045.1    ($1,819.5)    (89.0%)
                                                                 ==========   =========   ==========  ========
Operating income before depreciation and amortization (1) ......   $2,701.8    $2,470.3       $231.5       9.4%
                                                                 ==========   =========   ==========  ========

                                                                       Year Ended
                                                                      December 31,        Increase/(Decrease)
                                                                    2000        1999          $          %
                                                                 ----------   ---------   ----------  --------
Revenues........................................................   $8,218.6    $6,529.2     $1,689.4      25.9%
Cost of goods sold from electronic retailing....................    2,284.9     2,060.0        224.9      10.9
Operating, selling, general and administrative expenses.........    3,463.4     2,589.2        874.2      33.8
Depreciation....................................................      837.3       572.0        265.3      46.4
Amortization....................................................    1,794.0       644.0      1,150.0     178.6
                                                                 ----------   ---------   ----------  --------
Operating income (loss).........................................     (161.0)      664.0       (825.0)       NM
                                                                 ----------   ---------   ----------  --------
Interest expense................................................     (691.4)     (538.3)       153.1      28.4
Investment income...............................................      983.9       629.5        354.4      56.3
Income (expense) related to indexed debt........................      666.0      (666.0)     1,332.0        NM
Equity in net income (losses) of affiliates.....................      (21.3)        1.4        (22.7)       NM
Other income....................................................    2,825.5     1,409.4      1,416.1     100.5
Income tax expense..............................................   (1,441.3)     (723.7)       717.6      99.2
Minority interest...............................................     (115.3)        4.6       (119.9)       NM
                                                                 ----------   ---------   ----------  --------
Income from continuing operations before
   extraordinary items..........................................   $2,045.1      $780.9     $1,264.2     161.9%
                                                                 ==========   =========   ==========  ========
Operating income before depreciation and amortization (1) ......   $2,470.3    $1,880.0       $590.3      31.4%
                                                                 ==========   =========   ==========  ========
------------

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

Consolidated Operating Results

     Revenues

     The increases in consolidated revenues from 2000 to 2001 and from 1999 to 2000 are primarily attributable to increases in service revenues in our Cable segment and to increases in net sales in our Commerce segment (see "Operating Results by Business Segment" below). The remaining increases are primarily the result of increases in revenues from our content operations, principally due to growth in our historical operations and the effects of our acquisitions in 2001.

     Cost of goods sold from electronic retailing

     Refer to the "Commerce" section of "Operating Results by Business Segment" below for a discussion of the increases in cost of goods sold from electronic retailing.

     Operating, selling, general and administrative expenses

     The increases in consolidated operating, selling, general and administrative expenses from 2000 to 2001 and from 1999 to 2000 are primarily attributable to increases in expenses in our Cable segment and, to a lesser extent, to increases in expenses in our Commerce segment (see "Operating Results by Business Segment" below). The remaining increases are primarily the result of increased expenses in our content operations, principally due to growth in our historical operations and the effects of our acquisitions in 2001.

     Depreciation and amortization

     The increases in depreciation expense and amortization expense from 2000 to 2001 and from 1999 to 2000 in our Cable segment are primarily due to the effects of our recent acquisitions, our cable systems exchanges and our increased levels of capital expenditures. The increases in depreciation expense and amortization expense from 2000 to 2001 and from 1999 to 2000 in our Commerce segment are primarily due to the effects of our increased levels of capital expenditures. The remaining increases in depreciation expense and amortization expense from 2000 to 2001 are primarily the result of increases in depreciation and amortization in our content operations, principally due to the effects of our acquisitions and increased levels of capital expenditures. The remaining increases in depreciation expense and amortization expense from 1999 to 2000 are principally due to the effects of our increased levels of capital expenditures.

Operating Results by Business Segment

     The following represent the operating results of our significant business segments, "Cable" and "Commerce." Our regional sports programming networks, which consist of Comcast SportsNet ("CSN"), Comcast SportsNet Mid- Atlantic ("CSN Mid-Atlantic") and Comcast Sports Southeast ("CSS"), derive a substantial portion of their revenues from our cable operations. In 2001, as a result of a change in our internal reporting structure, our regional sports programming networks are now included in our Cable segment for all periods presented. Except for the effects of our acquisitions, the change did not have a significant effect on the comparisons of our operating results for the periods presented. The remaining components of our operations are not independently significant to our consolidated financial condition or results of operations. Refer to Note 12 to our financial statements included in Item 8 for a summary of our financial data by business segment.

                           ---------------------------

     Cable
     The following table presents financial information for the three years ended December 31, 2001 for our Cable segment (dollars in millions):

                                                                      Year Ended
                                                                     December 31,                Increase
                                                                  2001          2000           $          %
                                                               ----------    ----------     --------    ------
Video.........................................................   $4,278.2      $3,651.3       $626.9      17.2%
High-speed Internet...........................................      294.3         114.4        179.9     157.3
Advertising sales.............................................      325.3         290.2         35.1      12.1
Other.........................................................      232.9         152.6         80.3      52.6
                                                               ----------    ----------     --------    ------
     Revenues.................................................    5,130.7       4,208.5        922.2      21.9

Operating, selling, general and administrative expenses.......    3,076.6       2,305.1        771.5      33.5
                                                               ----------    ----------     --------    ------

Operating income before depreciation and amortization (a).....   $2,054.1      $1,903.4       $150.7       7.9%
                                                               ==========    ==========     ========    ======

                                                                      Year Ended
                                                                     December 31,                Increase
                                                                  2000          1999           $          %
                                                               ----------    ----------     --------    ------
Video.........................................................   $3,651.3      $2,588.9     $1,062.4      41.0%
High-speed Internet...........................................      114.4          44.5         69.9     157.1
Advertising sales.............................................      290.2         190.3         99.9      52.5
Other.........................................................      152.6         146.2          6.4       4.4
                                                               ----------    ----------     --------    ------
     Revenues.................................................    4,208.5       2,969.9      1,238.6      41.7

Operating, selling, general and administrative expenses.......    2,305.1       1,611.9        693.2      43.0
                                                               ----------    ----------     --------    ------

Operating income before depreciation and amortization (a).....   $1,903.4      $1,358.0       $545.4      40.2%
                                                               ==========    ==========     ========    ======
---------------

(a) See footnote (1) on page 30.

     Video revenue consists of our basic, expanded basic, premium, pay-per-view, equipment and digital subscriptions. Of the $626.9 million and $1.062 billion increases in video revenues from 2000 to 2001 and from 1999 to 2000, $339.2 million and $918.0 million are attributable to the effects of our acquisitions and exchanges of cable systems and $287.7 million and $144.4 million relate to changes in rates and subscriber growth in our historical operations, driven principally by growth in digital subscriptions, and to a lesser extent, to the effects of a higher-priced digital service offering made in the second half of 2000. During 2001, 2000 and 1999, through acquisitions and normal operations, we added approximately 982,000, 839,000 and 437,000 digital subscriptions, respectively.

     The increases in high-speed Internet revenue from 2000 to 2001 and from 1999 to 2000 are primarily due to the addition of high-speed Internet subscribers. During 2001, 2000 and 1999, through acquisitions and normal operations, we added approximately 548,000, 258,000 and 91,000 high-speed Internet subscribers, respectively (see below).

     The increase in advertising sales revenue from 2000 to 2001 is attributable to the effects of new advertising contracts, market-wide fiber interconnects and the continued leveraging of our existing fiber networks, helping to offset an otherwise weak advertising environment. Approximately one-half of the increase from 1999 to 2000 in advertising sales revenue is attributable to the effects of our acquisition of Lenfest Communications, Inc. in January 2000, with the remaining increase attributable to the effects of the 2000 political campaigns and increased cable viewership.

     Other revenue includes installation revenues, guide revenues, commissions from electronic retailing, revenues of our regional sports programming networks and revenue from other product offerings. The increase from 2000 to 2001 in other revenue is primarily attributable to the effects of our acquisition of Home Team Sports (now known as CSN Mid-Atlantic), with the remaining increase attributable to growth in our historical operations. The increase from 1999 to 2000 is primarily attributable to growth in our historical operations.

     On September 28, 2001, At Home Corporation ("At Home"), our provider of high-speed Internet services, filed for protection under Chapter 11 of the U.S. Bankruptcy Code. In October 2001, we amended our agreement with At Home to continue service to our existing and new subscribers during October and November 2001. We agreed to be charged a higher rate than we had incurred under our previous agreement. On December 3, 2001, we reached a definitive agreement, approved by the Bankruptcy Court, with At Home pursuant to which At Home agreed to continue to provide high-speed Internet services to our existing and new subscribers through February 28, 2002. In December 2001, we began to transfer our high-speed Internet subscribers from the At Home network to our new Comcast-owned and managed network. We completed this transition in February 2002. Operating expenses in our consolidated statement of operations for the year ended December 31, 2001 include $139.5 million of net incremental expenses incurred in the fourth quarter of 2001 in the continuation of service to and transition of our high-speed Internet subscribers from At Home's network to our network.

     The remaining increases from 2000 to 2001 and the increases from 1999 to 2000 in operating, selling, general and administrative expenses are primarily due to the effects of our acquisitions and exchanges of cable systems, as well as to the effects of increases in the costs of cable programming, high-speed Internet subscriber growth, and, to a lesser extent, increases in labor costs and other volume related expenses in our historical operations.

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

     Commerce

     The following table sets forth the operating results for our Commerce segment, which consists of QVC, Inc. and subsidiaries (dollars in millions):

                                                                       Year Ended
                                                                      December 31,                Increase
                                                                   2001           2000          $          %
                                                                 ---------      --------     -------     ------
Net sales from electronic retailing...........................    $3,917.3      $3,535.9      $381.4       10.8%
Cost of goods sold from electronic retailing..................     2,514.0       2,284.9       229.1       10.0
Operating, selling, general and administrative expenses.......       681.0         631.8        49.2        7.8
                                                                 ---------      --------     -------     ------
Operating income before depreciation and amortization (a).....      $722.3        $619.2      $103.1       16.7%
                                                                 =========      ========     =======     ======
Gross margin..................................................        35.8%         35.4%
                                                                 =========      ========

                                                                       Year Ended
                                                                      December 31,                Increase
                                                                   2000           1999          $          %
                                                                 ---------      --------     -------     ------
Net sales from electronic retailing...........................    $3,535.9      $3,167.4      $368.5       11.6%
Cost of goods sold from electronic retailing..................     2,284.9       2,060.0       224.9       10.9
Operating, selling, general and administrative expenses.......       631.8         568.6        63.2       11.1
                                                                 ---------      --------     -------     ------
Operating income before depreciation and amortization (a).....      $619.2        $538.8       $80.4       14.9%
                                                                 =========      ========     =======     ======
Gross margin..................................................        35.4%         35.0%
                                                                 =========      ========
---------------

(a) See footnote (1) on page 30.

     Of the $381.4 million and $368.5 million increases in net sales from electronic retailing from 2000 to 2001 and from 1999 to 2000, $332.1 million and $358.3 million, respectively, is attributable to increases in net sales in the United States. This growth is principally the result of increases in the average number of homes receiving QVC services and in net sales per home as follows:

                                                                        Year Ended December 31,
                                                                      2001                  2000
                                                              --------------------- ---------------------

Increase in average number of homes in U.S....................         3.8%                 4.7%
Increase in net sales per home in U.S.........................         6.5%                 8.1%

     It is unlikely that the number of homes receiving the QVC service domestically will continue to grow at rates comparable to prior periods given that the QVC service is already received by approximately 94% of all U.S. cable television homes and substantially all satellite television homes in the U.S. Future growth in sales will depend increasingly on continued additions of new customers from homes already receiving the QVC service and continued growth in repeat sales to existing customers.

     The remaining increases of $49.3 million and $10.2 million in net sales from electronic retailing from 2000 to 2001 and from 1999 to 2000 are primarily attributable to increases in net sales in Germany and Japan offset, in part, by decreases in net sales in the United Kingdom, and to the effects of fluctuations in foreign currency exchange rates during the periods.

     The increases in cost of goods sold from 2000 to 2001 and from 1999 to 2000 are primarily related to the growth in net sales. The increases in gross margin are primarily due to the effects of increases in product margins across all product categories, as well as to the effects of a shift in sales mix.

     The increases in operating, selling, general and administrative expenses from 2000 to 2001 and from 1999 to 2000 are primarily attributable to higher variable costs and personnel costs associated with the increase in sales volume.

                           ---------------------------


     Consolidated Analysis

     Interest Expense

     The increase in interest expense from 2000 to 2001 is primarily due to the increase in our net borrowings. The increase in interest expense from 1999 to 2000 is primarily due to the effects of our acquisitions of Lenfest in January 2000 and Jones Intercable in April 1999 and the issuance of the ZONES in October and November 1999, offset, in part, by the net effects of our borrowings and repayments and retirements of debt.

     We anticipate that, for the foreseeable future, interest expense will be a significant cost to us. We believe we will continue to be able to meet our obligations through our ability both to generate operating income before depreciation and amortization and to obtain external financing.

                           ---------------------------

     Investment Income

     Investment income includes the following (in millions):


                                                                              Year Ended December 31,
                                                                           2001        2000        1999
                                                                         ---------   ---------   ---------
Interest and dividend income...........................................      $76.5      $171.6      $172.5
Gains on sales and exchanges of investments, net.......................      485.2       886.7       510.6
Investment impairment losses...........................................     (972.4)      (74.4)      (35.5)
Reclassification of unrealized gains...................................    1,330.3
Unrealized gain on Sprint PCS common stock.............................      284.4
Mark to market adjustments on derivatives related
     to Sprint PCS common stock........................................     (184.6)
Mark to market adjustments on derivatives and hedged items.............       42.3
Settlement of call options.............................................                              (18.1)
                                                                         ---------   ---------   ---------

     Investment income.................................................   $1,061.7      $983.9      $629.5
                                                                         =========   =========   =========

     The investment impairment loss for the year ended December 31, 2001 relates principally to an other than temporary decline in the Company's investment in AT&T, a portion of which was exchanged on April 30, 2001.

     During the year ended December 31, 2001, we wrote-off our investment in At Home common stock based upon a decline in the investment that was considered other than temporary. In connection with the realization of this impairment loss, we reclassified to investment income the accumulated unrealized gain of $237.9 million on our investment in At Home common stock which was previously recorded as a component of accumulated other comprehensive income. We recorded this accumulated unrealized gain prior to our designation of our right under a stockholders' agreement as a hedge of our investment in the At Home common stock.

     In connection with the reclassification of our investment in Sprint PCS from an available for sale security to a trading security, we reclassified to investment income the accumulated unrealized gain of $1.092 billion on our investment in Sprint PCS which was previously recorded as a component of accumulated other comprehensive income.

     Income (Expense) Related to Indexed Debt

     Prior to the adoption of SFAS No. 133 on January 1, 2001, we accounted for the ZONES as an indexed debt instrument since the maturity value is dependent upon the fair value of Sprint PCS common stock. During the years ended December 31, 2000 and 1999, we recorded income (expense) related to indexed debt of $666.0 million and ($666.0) million, respectively, to reflect the fair value of the underlying Sprint PCS stock.

     Equity in Net Income (Losses) of Affiliates

     The changes in equity in net losses of affiliates from 2000 to 2001 and from 1999 to 2000 are primarily attributable to the effects of our additional investments, as well as the effects of changes in the net income or loss of our equity method investees.

     Other Income

     On October 30, 2001, we acquired from Fox Entertainment Group, Inc. ("Fox Entertainment") the approximate 83.2% interest in Outdoor Life Network ("OLN") not previously owned by us. Upon closing of the acquisition, we exchanged our 14.5% interest in Speedvision Network ("SVN"), together with a previously made loan, for Fox Entertainment's interest in OLN. In connection with the exchange of our interest in SVN, we recorded a pre-tax gain of $106.7 million, representing the difference between the estimated fair value of our interest in SVN as of the closing date of the transaction and our cost basis in SVN.

     On January 1, 2001, we completed our cable systems exchange with Adelphia Communications Corporation ("Adelphia"). We received cable systems serving approximately 445,000 subscribers from Adelphia in exchange for certain of our cable systems serving approximately 441,000 subscribers. We recorded a pre-tax gain of $1.199 billion, representing the difference between the estimated fair value of $1.799 billion as of the closing date of the transaction and our cost basis in the systems exchanged.

     On December 31, 2000, we completed our cable systems exchange with AT&T. We received cable systems serving approximately 770,000 subscribers from

AT&T in exchange for certain of our cable systems serving approximately 700,000 subscribers. We recorded a pre-tax gain of $1.711 billion, representing the difference between the estimated fair value of $2.840 billion as of the closing date of the transaction and our cost basis in the systems exchanged.

     In August 2000, we obtained the right to exchange our At Home Series A Common Stock with AT&T and we waived certain of our At Home Board level and shareholder rights under a stockholders' agreement. We also agreed to cause our existing appointee to the At Home Board of Directors to resign. In connection with the transaction, we recorded a pre-tax gain of $1.045 billion, representing the estimated fair value of the investment as of the closing date.

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

     In May 1999, we received a $1.5 billion termination fee as liquidated damages from MediaOne Group, Inc. ("MediaOne") as a result of MediaOne's termination of its Agreement and Plan of Merger with us dated March 1999. The termination fee, net of transaction costs, was recorded to other income.

     Income Tax Expense

     The changes in income tax expense from 2000 to 2001 and from 1999 to 2000 are primarily the result of the effects of changes in our income before taxes and minority interest, and non-deductible goodwill amortization.

     Minority Interest

     The increase in minority interest from 2000 to 2001 is primarily attributable to the effects of changes in the net income or loss of our less than 100% owned consolidated subsidiaries. The change in minority interest from 1999 to 2000 is attributable to the effects of our acquisition of a controlling interest in Jones Intercable, Inc. in April 1999, our acquisition of the California Public Employees Retirement System's 45% interest in Comcast MHCP Holdings, L.L.C. in February 2000, and to the effects of changes in the net income or loss of our less than 100% owned consolidated subsidiaries.

     Extraordinary Items

     Extraordinary items for the years ended December 31, 2001, 2000 and 1999 consist of unamortized debt issue costs and debt extinguishment costs, net of related tax benefits, expensed in connection with the redemption and refinancing of certain indebtedness.

     Cumulative Effect of Accounting Change

     Upon adoption of SFAS No. 133, we recognized as income a cumulative effect of accounting change, net of related income taxes, of $384.5 million during the year ended December 31, 2001. The income consisted of a $400.2 million adjustment to record the debt component of our ZONES at a discount from its value at maturity and $191.3 million principally related to the reclassification of gains previously recognized as a component of accumulated other comprehensive income on our equity derivative instruments, net of related deferred income taxes of $207.0 million.

     We believe that our operations are not materially affected by inflation.

     Expected Impact of Adoption of SFAS No. 142

     The Financial Accounting Standards Board ("FASB") issued SFAS No. 142, "Goodwill and Other Intangible Assets," in June 2001. This statement addresses how intangible assets that are acquired individually or with a group of other assets other than in connection with a business combination should be accounted for in financial statements upon their acquisition. The new statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements.

     We adopted SFAS No. 142 on January 1, 2002, as required by the new statement. Upon adoption, we will no longer amortize goodwill and other indefinite lived intangible assets, which consist primarily of our cable franchise operating rights. We will be required to test our goodwill and intangible assets that are determined to have an indefinite life for impairment at least annually. Other than in the period of adoption or in those periods in which we may record an asset impairment, we expect that the adoption of SFAS No. 142 will result in increased income as a result of reduced amortization expense.

     The Emerging Issues Task Force ("EITF") of the FASB is expected to provide further guidance on certain implementation issues related to the adoption of SFAS No. 142 as it relates to identifiable intangible assets other than goodwill. Subject to further guidance to be provided, based upon our interpretation of SFAS No. 142, we may record a charge as a cumulative effect of accounting change, net of related deferred income taxes, in an amount not expected to exceed $1.5 billion upon adoption of SFAS No. 142 on January 1, 2002.

     Based on our preliminary evaluation, the estimated effect of adoption of SFAS No. 142 would have been to decrease amortization expense by approximately $2.0 billion and to increase deferred income tax expense by approximately $600 million for the year ended December 31, 2001.

     Expected Impact of Adoption of EITF 01-9

     In November 2001, the EITF reached a consensus on EITF 01-9, "Accounting for Consideration Given to a Customer (Including a Reseller of the Vendor's Products)." EITF 01-9 requires, among other things, that consideration paid to customers should be classified as a reduction of revenue unless certain criteria are met. Certain of our content subsidiaries have paid or may pay distribution fees to cable television and satellite broadcast systems for carriage of their programming. We currently classify the amortization of these distribution fees as expense in our statement of operations. Upon adoption of EITF 01-9 on January 1, 2002, we will reclassify certain of these distribution fees from expense to a revenue reduction for all periods presented in our statement of operations. The change in classification will have no impact on our reported operating loss or financial condition and will not have a significant impact on our revenues. Refer to Note 3 to our financial statements included in Item 8 for the effect of adoption of EITF 01-9 on our results of operations.

     Expected Impact of Adoption of EITF 01-14

     In November 2001, the FASB staff announced EITF Topic D-103, "Income Statement Characterization of Reimbursements Received for 'Out-of-Pocket' Expenses Incurred," which has subsequently been recharacterized as EITF Issue No. 01-14 ("EITF 01-14"). EITF 01-14 requires that reimbursements received for out-of-pocket expenses incurred be characterized as revenue in the statement of operations.

     Under the terms of our franchise agreements, we are required to pay up to 5% of our gross revenues derived from providing cable services to the local franchising authority. We normally pass these fees through to our cable subscribers. We currently classify cable franchise fees collected from our cable subscribers as a reduction of the related franchise fee expense included within selling, general and administrative expenses in our statement of operations.

     EITF 01-14, by analogy, applies to franchise fees. Upon adoption of EITF 01-14 on January 1, 2002, we will reclassify franchise fees collected from cable subscribers from a reduction of selling, general and administrative expenses to a component of service revenues in our statement of operations. The change in classification will have no impact on our reported operating income (loss) or financial condition. Refer to Note 3 to our financial statements included in
Item 8 for the effect of adoption of EITF 01-14 on our results of operations.

ITEM 8        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA





INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
Comcast Corporation
Philadelphia, Pennsylvania

We have audited the accompanying consolidated balance sheet of Comcast Corporation and its subsidiaries (the "Company") as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Comcast Corporation and its subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Notes 2 and 3 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, effective January 1, 2001.





Deloitte & Touche LLP

Philadelphia, Pennsylvania
February 5, 2002

COMCAST CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET
(Dollars in millions, except share data)


                                                                                          December 31,
                                                                                     2001              2000
                                                                                   ---------         ---------
ASSETS
CURRENT ASSETS
   Cash and cash equivalents..................................................        $350.0            $651.5
   Investments................................................................       2,623.2           3,059.7
   Accounts receivable, less allowance for doubtful accounts
        of $153.9 and $141.7..................................................         967.4             891.9
   Inventories, net...........................................................         454.5             438.5
   Other current assets.......................................................         153.7             102.8
                                                                                   ---------         ---------
       Total current assets...................................................       4,548.8           5,144.4
                                                                                   ---------         ---------
INVESTMENTS...................................................................       1,679.2           2,661.9
                                                                                   ---------         ---------
PROPERTY AND EQUIPMENT, net of accumulated depreciation
        of $2,725.7 and $1,873.1..............................................       7,011.1           5,519.9
                                                                                   ---------         ---------
INTANGIBLE ASSETS
   Goodwill...................................................................       7,507.3           6,945.1
   Cable franchise operating rights...........................................      20,167.8          17,545.5
   Other intangible assets....................................................       2,833.4           1,485.6
                                                                                   ---------         ---------
                                                                                    30,508.5          25,976.2
   Accumulated amortization...................................................      (5,999.2)         (3,908.7)
                                                                                   ---------         ---------
                                                                                    24,509.3          22,067.5
                                                                                   ---------         ---------
OTHER NONCURRENT ASSETS, net..................................................         383.4             350.8
                                                                                   ---------         ---------
                                                                                   $38,131.8         $35,744.5
                                                                                   =========         =========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts payable...........................................................        $698.2            $813.2
   Accrued expenses and other current liabilities.............................       1,695.5           1,576.5
   Deferred income taxes......................................................         275.4             789.9
   Current portion of long-term debt..........................................         460.2             293.9
                                                                                   ---------         ---------
       Total current liabilities..............................................       3,129.3           3,473.5
                                                                                   ---------         ---------
LONG-TERM DEBT, less current portion..........................................      11,741.6          10,517.4
                                                                                   ---------         ---------
DEFERRED INCOME TAXES.........................................................       6,375.7           5,786.7
                                                                                   ---------         ---------
OTHER NONCURRENT LIABILITIES..................................................       1,532.0           1,108.6
                                                                                   ---------         ---------
MINORITY INTEREST.............................................................         880.2             717.3
                                                                                   ---------         ---------
COMMITMENTS AND CONTINGENCIES (NOTE 11)
COMMON EQUITY PUT OPTIONS.....................................................                            54.6
                                                                                   ---------         ---------
STOCKHOLDERS' EQUITY
   Preferred stock - authorized, 20,000,000 shares
     5.25% series B mandatorily redeemable convertible, $1,000 par value;
     issued, zero and 59,450 at redemption value..............................                            59.5
   Class A special common stock, $1 par value - authorized,
     2,500,000,000 shares; issued, 937,256,465 and 931,340,103; outstanding,
     913,931,554 and 908,015,192..............................................         913.9             908.0
   Class A common stock, $1 par value - authorized,
     200,000,000 shares; issued, 21,829,422 and 21,832,250....................          21.8              21.8
   Class B common stock, $1 par value - authorized,
        50,000,000 shares; issued, 9,444,375..................................           9.4               9.4
   Additional capital.........................................................      11,752.0          11,598.8
   Retained earnings..........................................................       1,631.5           1,056.5
   Accumulated other comprehensive income.....................................         144.4             432.4
                                                                                   ---------         ---------
       Total stockholders' equity.............................................      14,473.0          14,086.4
                                                                                   ---------         ---------
                                                                                   $38,131.8         $35,744.5
                                                                                   =========         =========


See notes to consolidated financial statements.

COMCAST CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS
(Amounts in millions, except per share data)

                                                                                            Year Ended December 31,
                                                                                            2001      2000      1999
                                                                                          --------  --------  --------
REVENUES
   Service revenues...................................................................... $5,756.9  $4,682.7  $3,361.8
   Net sales from electronic retailing...................................................  3,917.3   3,535.9   3,167.4
                                                                                          --------  --------  --------
                                                                                           9,674.2   8,218.6   6,529.2
                                                                                          --------  --------  --------
COSTS AND EXPENSES
   Operating (excluding depreciation)....................................................  2,905.8   2,212.5   1,663.1
   Cost of goods sold from electronic retailing (excluding depreciation).................  2,514.0   2,284.9   2,060.0
   Selling, general and administrative...................................................  1,552.6   1,250.9     926.1
   Depreciation..........................................................................  1,141.8     837.3     572.0
   Amortization..........................................................................  2,306.2   1,794.0     644.0
                                                                                          --------  --------  --------
                                                                                          10,420.4   8,379.6   5,865.2
                                                                                          --------  --------  --------
OPERATING INCOME (LOSS)..................................................................   (746.2)   (161.0)    664.0
OTHER INCOME (EXPENSE)
   Interest expense......................................................................   (731.8)   (691.4)   (538.3)
   Investment income.....................................................................  1,061.7     983.9     629.5
   Income (expense) related to indexed debt..............................................              666.0    (666.0)
   Equity in net income (losses) of affiliates...........................................    (28.5)    (21.3)      1.4
   Other income..........................................................................  1,301.0   2,825.5   1,409.4
                                                                                          --------  --------  --------
                                                                                           1,602.4   3,762.7     836.0
                                                                                          --------  --------  --------
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES, MINORITY INTEREST,
   EXTRAORDINARY ITEMS AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE........................    856.2   3,601.7   1,500.0
INCOME TAX EXPENSE.......................................................................   (470.2) (1,441.3)   (723.7)
                                                                                          --------  --------  --------
INCOME FROM CONTINUING OPERATIONS BEFORE MINORITY INTEREST,
   EXTRAORDINARY ITEMS AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE........................    386.0   2,160.4     776.3
MINORITY INTEREST........................................................................   (160.4)   (115.3)      4.6
                                                                                          --------  --------  --------
INCOME FROM CONTINUING OPERATIONS BEFORE EXTRAORDINARY ITEMS
   AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE............................................    225.6   2,045.1     780.9
GAIN FROM DISCONTINUED OPERATIONS, net of income tax expense of $166.1...................                        335.8
                                                                                          --------  --------  --------
INCOME BEFORE EXTRAORDINARY ITEMS AND CUMULATIVE EFFECT OF
   ACCOUNTING CHANGE.....................................................................    225.6   2,045.1   1,116.7
EXTRAORDINARY ITEMS .....................................................................     (1.5)    (23.6)    (51.0)
CUMULATIVE EFFECT OF ACCOUNTING CHANGE...................................................    384.5
                                                                                          --------  --------  --------
NET INCOME...............................................................................    608.6   2,021.5   1,065.7
PREFERRED DIVIDENDS......................................................................              (23.5)    (29.7)
                                                                                          --------  --------  --------
NET INCOME FOR COMMON STOCKHOLDERS.......................................................   $608.6  $1,998.0  $1,036.0
                                                                                          ========  ========  ========
BASIC EARNINGS (LOSS) FOR COMMON STOCKHOLDERS PER COMMON SHARE
   Income from continuing operations before extraordinary items and cumulative
      effect of accounting change........................................................    $0.24     $2.27     $1.00
   Discontinued operations...............................................................                         0.45
   Extraordinary items...................................................................              (0.03)    (0.07)
   Cumulative effect of accounting change................................................     0.40
                                                                                          --------  --------  --------
   Net income............................................................................    $0.64     $2.24     $1.38
                                                                                          ========  ========  ========
BASIC WEIGHTED AVERAGE NUMBER OF COMMON SHARES  OUTSTANDING..............................    949.7     890.7     749.1
                                                                                          ========  ========  ========
DILUTED EARNINGS (LOSS) FOR COMMON STOCKHOLDERS PER COMMON SHARE
   Income from continuing operations before extraordinary items and cumulative
      effect of accounting change........................................................    $0.23     $2.16     $0.95
   Discontinued operations...............................................................                         0.41
   Extraordinary items...................................................................              (0.03)    (0.06)
   Cumulative effect of accounting change................................................     0.40
                                                                                          --------  --------  --------
   Net income............................................................................    $0.63     $2.13     $1.30
                                                                                          ========  ========  ========
DILUTED WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING.............................    964.5     948.7     819.9
                                                                                          ========  ========  ========

See notes to consolidated financial statements.

COMCAST CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS
(Dollars in millions)


                                                                                 Year Ended December 31,
                                                                             2001         2000         1999
                                                                           ---------    ---------    ---------
OPERATING ACTIVITIES
   Net income...........................................................      $608.6     $2,021.5     $1,065.7
   Adjustments to reconcile net income to net cash provided
     by operating activities from continuing operations:
     Depreciation.......................................................     1,141.8        837.3        572.0
     Amortization.......................................................     2,306.2      1,794.0        644.0
     Non-cash interest (income) expense, net............................        40.2        (22.6)       (27.8)
     Non-cash (income) expense related to indexed debt..................                   (666.0)       666.0
     Equity in net (income) losses of affiliates........................        28.5         21.3         (1.4)
     Gains on investments and other income, net.........................    (2,303.3)    (3,679.3)    (1,917.0)
     Minority interest..................................................       160.4        115.3         (4.6)
     Discontinued operations............................................                                (335.8)
     Extraordinary items................................................         1.5         23.6         51.0
     Cumulative effect of accounting change.............................      (384.5)
     Deferred income taxes..............................................      (240.7)     1,074.6        (73.4)
     Other..............................................................        23.6         51.2         41.5
                                                                           ---------    ---------    ---------
                                                                             1,382.3      1,570.9        680.2
     Changes in working capital, net of effects of acquisitions and divestitures
       Increase in accounts receivable, net.............................       (15.8)      (195.8)       (89.5)
       Increase in inventories, net.....................................       (16.0)       (35.7)       (91.9)
       (Increase) decrease in other current assets......................       (27.1)        13.7         30.7
       (Decrease) increase in accounts payable, accrued expenses
          and other current liabilities.................................       (93.9)      (133.8)       719.9
                                                                           ---------    ---------    ---------
                                                                              (152.8)      (351.6)       569.2

       Net cash provided by operating activities from continuing
          operations....................................................     1,229.5      1,219.3      1,249.4
                                                                           ---------    ---------    ---------

FINANCING ACTIVITIES
   Proceeds from borrowings.............................................     5,686.4      5,435.3      2,786.6
   Retirements and repayments of debt...................................    (4,187.7)    (5,356.5)    (1,368.2)
   Issuances of common stock and sales of put options on common stock...        27.2         30.5         17.1
   Repurchases of common stock..........................................       (27.1)      (324.9)       (30.7)
   Dividends............................................................                                  (9.4)
   Deferred financing costs.............................................       (22.5)       (55.8)       (51.0)
   Other                                                                                                  (3.0)
                                                                           ---------    ---------    ---------

       Net cash provided by (used in) financing activities from
          continuing operations.........................................     1,476.3       (271.4)     1,341.4
                                                                           ---------    ---------    ---------

INVESTING ACTIVITIES
   Acquisitions, net of cash acquired...................................    (1,329.0)      (187.3)      (755.2)
   Proceeds from liquidated damages, net................................                               1,460.0
   Proceeds from sales of (purchases of) short-term investments, net....        (6.2)     1,028.1     (1,035.5)
   Capital contributions to and purchases of investments................      (317.0)    (1,010.7)    (2,012.2)
   Proceeds from sales of investments...................................     1,172.8        997.3        599.8
   Capital expenditures.................................................    (2,181.7)    (1,636.8)      (893.8)
   Sale of subsidiary, net of cash sold.................................                                 361.1
   Additions to intangible and other noncurrent assets..................      (346.2)      (409.2)      (263.5)
                                                                           ---------    ---------    ---------

       Net cash used in investing activities from continuing operations.    (3,007.3)    (1,218.6)    (2,539.3)
                                                                           ---------    ---------    ---------


(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS
    - CONTINUING OPERATIONS.............................................      (301.5)      (270.7)        51.5

CASH AND CASH EQUIVALENTS, beginning of year............................       651.5        922.2        870.7
                                                                           ---------    ---------    ---------

CASH AND CASH EQUIVALENTS, end of year..................................      $350.0       $651.5       $922.2
                                                                           =========    =========    =========


See notes to consolidated financial statements.

COMCAST CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(Dollars in millions)


                                                                                                     Accumulated Other
                                                                                                       Comprehensive
                                                                                                       Income (Loss)
                                                                                                    --------------------
                                                                                         Retained
                                         Preferred Stock    Common Stock                 Earnings    Unreal-    Cumul-
                                         ------------- ----------------------            (Accumu-     ized      ative
                                         Series Series Class A                Additional   lated     Gains   Translation
                                           A      B    Special Class A Class B Capital   Deficit)   (Losses)  Adjustments  Total
                                         ------ ------ ------- ------- ------ --------- ----------- --------- ----------  --------
BALANCE, JANUARY 1, 1999................  $31.9 $540.7  $698.4   $31.7   $9.4  $2,941.7   ($1,488.2) $1,049.5       $0.2  $3,815.3
Comprehensive income:
   Net income...........................                                                    1,065.7
   Unrealized gains on
     marketable securities,
     net of deferred taxes of $2,891.9..                                                              5,370.6
   Reclassification adjustments
     for gains included in net income,
     net of deferred taxes of $161.7....                                                               (300.3)
   Cumulative translation adjustments...                                                                            (7.3)
Total comprehensive income..............                                                                                   6,128.7
   Acquisition..........................                   8.5                    283.2                                      291.7
   Exercise of options..................                   2.2                     23.7                                       25.9
   Conversion of Series A preferred.....  (31.9)           2.7                     29.2
   Retirement of common stock...........                          (0.8)            (4.6)      (25.3)                         (30.7)
   Cash dividends, Series A preferred...                                           (0.8)                                      (0.8)
   Series B preferred dividends.........          28.9                            (28.9)
   Share exchange.......................                   4.6    (4.9)           172.3      (172.0)
   Temporary equity related to put
     options............................                                          111.2                                      111.2
                                         ------ ------ ------- ------- ------ --------- ----------- --------- ----------  --------

BALANCE, DECEMBER 31, 1999 .............         569.6   716.4    26.0    9.4   3,527.0      (619.8)  6,119.8       (7.1) 10,341.3
Comprehensive income:
   Net income...........................                                                    2,021.5
   Unrealized losses on
     marketable securities,
     net of deferred taxes of $2,789.3..                                                             (5,180.1)
   Reclassification adjustments
     for gains included in net income,
     net of deferred taxes of $266.0....                                                               (494.0)
   Cumulative translation adjustments...                                                                            (6.2)
Total comprehensive loss................                                                                                  (3,658.8)
   Acquisitions.........................                 155.7                  7,585.2                                    7,740.9
   Exercise of options..................                   2.6                     53.9       (27.7)                          28.8
   Retirement of common stock...........                  (6.0)   (3.1)           (42.3)     (273.5)                        (324.9)
   Conversion of Series B preferred.....        (533.6)   38.3                    495.3
   Series B preferred dividends.........          23.5                            (23.5)
   Share exchange.......................                   1.0    (1.1)            44.1       (44.0)
   Temporary equity related to put
     options............................                                          (40.9)                                     (40.9)
                                         ------ ------ ------- ------- ------ --------- ----------- --------- ----------  --------

BALANCE, DECEMBER 31, 2000..............          59.5   908.0    21.8    9.4  11,598.8     1,056.5     445.7      (13.3) 14,086.4
Comprehensive income:
   Net income...........................                                                      608.6
   Unrealized gains on
     marketable securities,
     net of deferred taxes of $114.4....                                                                212.5
   Reclassification adjustments
     for gains included in net income,
     net of deferred taxes of $264.4....                                                               (491.1)
   Unrealized losses on effective
     portion of cash flow hedges,
     net of deferred taxes of $0.3......                                                                 (0.6)
   Cumulative translation adjustments...                                                                            (8.8)
Total comprehensive income..............                                                                                     320.6
   Exercise of options..................                   2.5                     53.3       (17.3)                          38.5
   Retirement of common stock...........                  (0.8)                   (10.0)      (16.3)                         (27.1)
   Conversion of Series B preferred.....         (59.5)    4.2                     55.3
   Temporary equity related to put
     options............................                                           54.6                                       54.6
                                         ------ ------ ------- ------- ------ --------- ----------- --------- ----------  --------

BALANCE, DECEMBER 31, 2001.............. $      $       $913.9   $21.8   $9.4 $11,752.0    $1,631.5    $166.5     ($22.1) $14,473.0
                                         ====== ====== ======= ======= ====== ========= =========== ========= ==========  =========



See notes to consolidated financial statements.

COMCAST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999


1.   BUSINESS

     Comcast Corporation and its subsidiaries (the "Company") is involved in three principal lines of business: cable, commerce and content.

     The Company's cable business is principally involved in the development, management and operation of broadband communications networks in the United States ("US"). The Company's consolidated cable operations served approximately 8.5 million subscribers and passed approximately 13.9 million homes as of December 31, 2001.

     The Company's commerce operations consist of the Company's consolidated subsidiary, QVC, Inc. and subsidiaries ("QVC"). Through QVC, an electronic retailer, the Company markets a wide variety of products directly to consumers primarily on merchandise-focused television programs. QVC was available, on a full and part- time basis, to approximately 82.1 million homes in the US, approximately 9.5 million homes in the United Kingdom ("UK"), approximately 23.6 million homes in Germany and approximately 3.6 million homes in Japan as of December 31, 2001.

     Content is provided through the Company's consolidated subsidiaries including Comcast Spectacor, Comcast SportsNet ("CSN"), Comcast SportsNet Mid-Atlantic ("CSN Mid-Atlantic"), Comcast Sports Southeast ("CSS"), E! Entertainment Television, Inc. ("E! Entertainment"), The Golf Channel ("TGC"), Outdoor Life Network ("OLN") and G4 Media, LLC ("G4 Media"), and through other programming investments (see Note 5).

     The Company's cable and commerce operations represent the Company's two reportable segments under accounting principles generally accepted in the United States. The Company's three 24-hour regional sports programming networks, which consist of CSN, CSN Mid-Atlantic and CSS, derive a substantial portion of their revenues from the Company's cable operations. In 2001, as a result of a change in its internal reporting structure, the Company's regional sports programming networks are included in the Company's cable segment for all periods presented. See Note 12 for a summary of the Company's financial data by business segment.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basis of Consolidation
     The consolidated financial statements include the accounts of the Company and all entities that the Company directly or indirectly controls. All significant intercompany accounts and transactions among consolidated entities have been eliminated.

     Management's Use of Estimates
     The Company prepares its financial statements in conformity with accounting principles generally accepted in the United States which require management to make estimates and assumptions that affect the reported amounts and disclosures. Actual results could differ from those estimates. Estimates are used when accounting for certain items such as sales returns and allowances, allowances for doubtful accounts, reserves for inventory obsolescence, investments and derivative financial instruments, depreciation and amortization, asset impairment, non-monetary transactions and contingencies.

     Fair Values
     The Company has determined the estimated fair value amounts presented in these consolidated financial statements using available market information and appropriate methodologies. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. The estimates presented in these consolidated financial statements are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. The Company based these fair value estimates on pertinent information available

COMCAST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999 (Continued)


     to management as of December 31, 2001 and 2000. The Company has not comprehensively updated these fair value estimates for purposes of these consolidated financial statements since such dates.

     Cash Equivalents
     Cash equivalents consist principally of commercial paper, money market funds, US Government obligations and certificates of deposit with maturities of three months or less when purchased. The carrying amounts of the Company's cash equivalents approximate their fair values.

     Inventories - Electronic Retailing
     Inventories are stated at the lower of cost or market. Cost is determined by the average cost method, which approximates the first-in, first-out method.

     Investments
     Investments consist principally of equity securities.

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

     Unrestricted publicly traded investments are classified as available for sale or trading securities and recorded at their fair value. Unrealized gains or losses resulting from changes in fair value between measurement dates for available for sale securities are recorded as a component of other comprehensive income. Unrealized gains or losses resulting from changes in fair value between measurement dates for trading securities are recorded as a component of investment income.

     Restricted publicly traded investments and investments in privately held companies are stated at cost, adjusted for any known diminution in value (see Note 6).

     Property and Equipment
     The Company records property and equipment at cost. Depreciation is provided by the straight-line method over estimated useful lives as follows:

             Buildings and improvements.........................4-40 years
             Operating facilities...............................2-12 years
             Other equipment....................................2-15 years

     The Company capitalizes improvements that extend asset lives and expenses other repairs and maintenance charges as incurred. The cost and related accumulated depreciation applicable to assets sold or retired are removed from the accounts and the gain or loss on disposition is recognized as a component of depreciation expense.

     The Company capitalizes the costs associated with the construction of cable transmission and distribution facilities and new cable service installations. Costs include all direct labor and materials, as well as certain indirect costs.

     Intangible Assets
     Goodwill is the excess of the acquisition cost of an acquired entity over the fair value of the identifiable net assets acquired. The Company amortizes goodwill over estimated useful lives ranging principally from 20 to 30 years.

COMCAST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999 (Continued)


     Cable franchise operating rights represent the value attributed to agreements with local authorities that allow access to homes in cable service areas acquired in connection with a business combination. The
     Company capitalizes these contractual rights and amortizes them over the term of the related franchise agreements. Costs incurred by the Company in negotiating and renewing franchise agreements are included in other intangible assets and are amortized on a straight-line basis over the term of the franchise renewal period, generally 10 to 15 years.

     Other intangible assets consist principally of cable and satellite television distribution rights, cable system franchise renewal costs, contractual operating rights, computer software, programming costs and rights, license acquisition costs and non-competition agreements. The Company capitalizes these costs and amortizes them on a straight-line basis over the term of the related agreements or estimated useful life.

     Certain of the Company's content subsidiaries and QVC have entered into multi-year affiliation agreements with various cable and satellite system operators for carriage of their respective programming. The Company capitalizes cable or satellite distribution rights and amortizes them on a straight-line basis over the term of the related distribution agreements of 5 to 15 years.

     See Note 3 for a discussion of the expected impact of adoption of Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" ("SFAS No. 141") and SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142").

     Valuation of Long-Lived Assets
     The Company periodically evaluates the recoverability of its long-lived assets, including property and equipment and intangible assets, whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Such evaluations include analyses based on the cash flows generated by the underlying assets, profitability information, including estimated future operating results, trends or other determinants of fair value. If the total of the expected future undiscounted cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and the carrying value of the asset. Unless presented separately, the loss is included as a component of either depreciation expense or amortization expense, as appropriate.

     Foreign Currency Translation
     The Company translates assets and liabilities of its foreign subsidiaries, where the functional currency is the local currency, into US dollars at the December 31 exchange rate and records the related translation adjustments as a component of other comprehensive income. The Company translates revenues and expenses using average exchange rates prevailing during the year. Foreign currency transaction gains and losses are included in other income (expense).

     Revenue Recognition
     The Company recognizes video, high-speed Internet, and programming revenues as service is provided. The Company manages credit risk by disconnecting services to cable and high-speed Internet customers who are delinquent. The Company recognizes advertising sales revenue at estimated realizable values when the advertising is aired. Revenues derived from other sources are recognized when services are provided or events occur.

     The Company recognizes net sales from electronic retailing at the time of shipment to customers. The Company classifies all amounts billed to a customer for shipping and handling within net sales from electronic retailing. The Company's policy is to allow customers to return merchandise for up to thirty days after date of shipment. An allowance for returned merchandise is provided as a percentage of sales based on historical experience.

     See Note 3 for a discussion of the expected impact of adoption of Emerging Issues Task Force ("EITF") 01-9, "Accounting for Consideration Given to a Customer (Including a Reseller of the Vendor's Products)" ("EITF 01-9") and EITF 01-14, "Income Statement Characterization of Reimbursements Received for 'Out-of-Pocket' Expenses Incurred" ("EITF 01-14").

COMCAST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999 (Continued)


     Stock-Based Compensation
     The Company accounts for stock-based compensation in accordance with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations, as permitted by SFAS No. 123, "Accounting for Stock-Based Compensation." Compensation expense for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock. The Company records compensation expense for restricted stock awards based on the quoted market price of the Company's stock at the date of the grant and the vesting period. The Company records compensation expense for stock appreciation rights based on the changes in quoted market prices of the Company's stock or other determinants of fair value at the end of the year (see Note 8).

     Postretirement and Postemployment Benefits
     The Company charges to operations the estimated costs of retiree benefits and benefits for former or inactive employees, after employment but before retirement, during the years the employees provide services.

     Investment Income
     Investment income includes interest income, dividend income and gains, net of losses, on the sales and exchanges of marketable securities and long-term investments. The Company recognizes gross realized gains and losses using the specific identification method. Investment income also includes unrealized gains or losses on trading securities, mark to market adjustments on derivatives and hedged items, and impairment losses resulting from adjustments to the net realizable value of certain of the Company's investments (see Note 6).

     Income Taxes
     The Company recognizes deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities and expected benefits of utilizing net operating loss carryforwards. The impact on deferred taxes of changes in tax rates and laws, if any, applied to the years during which temporary differences are expected to be settled, are reflected in the consolidated financial statements in the period of enactment (see Note 9).

     Derivative Financial Instruments
     The Company uses derivative financial instruments for a number of purposes. The Company manages its exposure to fluctuations in interest rates by entering into interest rate exchange agreements ("Swaps"), interest rate cap agreements ("Caps") and interest rate collar agreements ("Collars"). The Company manages the cost of its share repurchases through the sale of equity put option contracts ("Comcast Put Options"). The Company manages its exposure to fluctuations in the value of certain of its investments by entering into equity collar agreements ("Equity Collars") and equity put option agreements ("Equity Put Options"). The Company makes investments in businesses, to some degree, through the purchase of equity call option or call warrant agreements ("Equity Warrants"). The Company has issued indexed debt instruments and entered into prepaid forward sale agreements ("Prepaid Forward Sales") whose value, in part, is derived from the market value of Sprint PCS common stock, and has also sold call options on certain of its investments in equity securities ("Covered Call Options") in order to monetize a portion of those investments.

     Prior to the adoption on January 1, 2001 of SFAS No. 133, "Accounting for Derivatives and Hedging Activities," as amended ("SFAS No. 133"), Swaps, Caps and Collars were matched with either fixed or variable rate debt and periodic cash payments were accrued on a settlement basis as an adjustment to interest expense. Any premiums associated with these instruments were amortized over their term and realized gains or losses as a result of the termination of the instruments were deferred and amortized over the remaining term of the underlying debt. Unrealized gains and losses as a result of these instruments were recognized when the underlying hedged item was extinguished or otherwise terminated.

     Equity Collars, Equity Put Options and Equity Warrants were marked to market on a current basis with the result included in accumulated other comprehensive income in the Company's consolidated balance sheet. Covered Call

COMCAST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999 (Continued)


     Options are marked to market on a current basis with the result included in investment income in the Company's consolidated statement of operations.

     On January 1, 2001, the Company adopted SFAS No. 133. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and hedging activities. SFAS No. 133 requires that all derivative instruments, whether designated in hedging relationships or not, be recorded on the balance sheet at their fair values.

     For derivative instruments designated and effective as fair value hedges, such as the Company's Equity Collars, Equity Put Options and Fixed to Variable Swaps, changes in the fair value of the derivative instrument are substantially offset in the consolidated statement of operations by changes in the fair value of the hedged item. For derivative instruments designated as cash flow hedges, such as the Company's Variable to Fixed Swaps, the effective portion of any hedge is reported in other comprehensive income until it is recognized in earnings during the same period in which the hedged item affects earnings. The ineffective portion of all hedges is recognized in current earnings each period. Changes in the fair value of derivative instruments that are not designated as a hedge are recorded each period in current earnings.

     When a fair value hedge is terminated, sold, exercised or has expired, the adjustment in the carrying amount of the fair value hedged item is deferred and recognized into earnings when the hedged item is recognized in earnings. When a hedged item is extinguished or sold, the adjustment in the carrying amount of the hedged item is recognized in earnings. When hedged variable rate debt is extinguished, the previously deferred effective portion of the hedge is written off similar to debt extinguishment costs.

     Subsequent to the adoption of SFAS No. 133, Equity Warrants are marked to market on a current basis with the result included in investment income in the Company's consolidated statement of operations.

     Subsequent to the adoption of SFAS No. 133, derivative instruments embedded in other contracts, such as the Company's indexed debt instruments and Prepaid Forward Sale, are bifurcated into their host and derivative financial instrument components. The derivative component is recorded at its estimated fair value in the Company's consolidated balance sheet with changes in estimated fair value recorded in investment income.

     Proceeds from sales of Comcast Put Options are recorded in stockholders' equity and an amount equal to the redemption price of the common stock is reclassified from permanent equity to temporary equity. Subsequent changes in the market value of Comcast Put Options are not recorded.

     The Company periodically examines those instruments that have been entered into by the Company to hedge exposure to interest rate and equity price risks to ensure that the instruments are matched with underlying assets or liabilities, reduce the Company's risks relating to interest rates or equity prices and, through market value and sensitivity analysis, maintain a high correlation to the risk inherent in the hedged item. For those instruments that do not meet the above criteria, variations in their fair value are marked-to-market on a current basis in the Company's consolidated statement of operations.

     The Company does not hold or issue any derivative financial instruments for trading purposes and is not a party to leveraged instruments (see Note 7). The Company manages the credit risks associated with its derivative financial instruments through the evaluation and monitoring of the creditworthiness of the counterparties. Although the Company may be exposed to losses in the event of nonperformance by the counterparties, the Company does not expect such losses, if any, to be significant.

     See Note 3 for a discussion of the impact of adoption of SFAS No. 133.

COMCAST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999 (Continued)


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

     Reclassifications
     Certain reclassifications have been made to the prior years' consolidated financial statements to conform to those classifications used in 2001.

3.   RECENT ACCOUNTING PRONOUNCEMENTS

     SFAS No. 133, as Amended
     On January 1, 2001, the Company adopted SFAS No. 133. SFAS No. 133 establishes accounting and reporting standards for derivatives and hedging activities. SFAS No. 133 requires that all derivative instruments be reported on the balance sheet at their fair values.

     Upon adoption of SFAS No. 133, the Company recognized as income a cumulative effect of accounting change, net of related income taxes, of $384.5 million and a cumulative decrease in other comprehensive income, net of related income taxes, of $127.0 million.

     The increase in income consisted of a $400.2 million adjustment to record the debt component of indexed debt at a discount from its value at maturity (see Note 7) and $191.3 million principally related to the reclassification of gains previously recognized as a component of accumulated other comprehensive income on the Company's equity derivative instruments, net of related deferred income taxes of $207.0 million (see Note 9).

     The decrease in other comprehensive income consisted principally of the reclassification of the gains noted above.

     SFAS No's. 141 and 142
     The Financial Accounting Standards Board ("FASB") issued SFAS No. 141 and SFAS No. 142 in June 2001. These statements address how intangible assets that are acquired individually, with a group of other assets or in connection with a business combination should be accounted for in financial statements upon and subsequent to their acquisition. The new statements require that all business combinations initiated after June 30, 2001 be accounted for using the purchase method and establish specific criteria for the recognition of intangible assets separately from goodwill.

     The Company adopted SFAS No. 141 on July 1, 2001, as required by the new statement. The adoption of SFAS No. 141 did not have a material impact on the Company's financial condition or results of operations.

     The Company adopted SFAS No. 142 on January 1, 2002, as required by the new statement. Upon adoption, the Company will no longer amortize goodwill and other indefinite lived intangible assets, which consist primarily of cable franchise operating rights. The Company will be required to test its goodwill and intangible assets that are determined to have an indefinite life for impairment at least annually. Other than in the period of adoption or in those periods in which the Company may record an asset impairment, the Company expects that the adoption of SFAS No. 142 will result in increased income as a result of reduced amortization expense.

COMCAST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999 (Continued)


     The EITF of the FASB is expected to provide further guidance on certain implementation issues related to the adoption of SFAS No. 142 as it relates to identifiable intangible assets other than goodwill. Subject to further guidance to be provided, based upon the Company's interpretation of SFAS No. 142, the Company may record a charge as a cumulative effect of accounting change, net of related deferred income taxes, in an amount not expected to exceed $1.5 billion upon adoption of SFAS No. 142 on January 1, 2002.

     Based on the Company's preliminary evaluation, the estimated effect of adoption of SFAS No. 142 would have been to decrease amortization expense by approximately $2.0 billion and to increase deferred income tax expense by approximately $600 million for the year ended December 31, 2001.

     SFAS No. 143
     The FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," in June 2001. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. While the Company is currently evaluating the impact the adoption of SFAS No. 143 will have on its financial condition and results of operations, it does not expect such impact to be material.

     SFAS No. 144
     The FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," in August 2001. SFAS No. 144, which addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of, supercedes SFAS No. 121 and is effective for fiscal years beginning after December 15, 2001. While the Company is currently evaluating the impact the adoption of SFAS No. 144 will have on its financial condition and results of operations, it does not expect such impact to be material.

     EITF 01-9
     In November 2001, the EITF reached a consensus on EITF 01-9. EITF 01-9 requires, among other things, that consideration paid to customers should be classified as a reduction of revenue unless certain criteria are met. Certain of the Company's content subsidiaries have paid or may pay distribution fees to cable television and satellite broadcast systems for carriage of their programming. The Company currently classifies the amortization of these distribution fees as expense in its consolidated statement of operations. Upon adoption of EITF 01-9 on January 1, 2002, the Company will reclassify certain of these distribution fees from expense to a revenue reduction for all periods presented in its consolidated statement of operations. The change in classification will have no impact on the Company's reported operating loss or financial condition. The effect of the reclassification of cable television and satellite broadcast distribution fees from expense to a reduction of revenue is to decrease the amounts reported in the Company's consolidated statement of operations as follows (in millions):


                                                                 Year Ended December 31,
                                                               2001         2000       1999
                                                              -------      -------    -------
     Service revenues......................................     $35.8        $17.3       $4.6
     Selling, general and administrative expense...........      $4.7         $5.3       $4.2
     Amortization expense..................................     $31.1        $12.0       $0.4


     EITF 01-14
     In November 2001, the FASB staff announced EITF Topic D-103, "Income Statement Characterization of Reimbursements Received for 'Out-of-Pocket' Expenses Incurred," which has subsequently been recharacterized as EITF 01-14. EITF 01-14 requires that reimbursements received for out-of-pocket expenses incurred be characterized as revenue in the statement of operations.

COMCAST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999 (Continued)


     Under the terms of its franchise agreements, the Company is required to pay up to 5% of its gross revenues derived from providing cable services to the local franchising authority. The Company normally passes these fees through to its cable subscribers. The Company currently classifies cable franchise fees collected from its cable subscribers as a reduction of the related franchise fee expense included within selling, general and administrative expenses in its consolidated statement of operations.

     EITF 01-14, by analogy, applies to franchise fees. Upon adoption of EITF 01-14 on January 1, 2002, the Company will reclassify franchise fees collected from cable subscribers from a reduction of selling, general and administrative expenses to a component of service revenues in its consolidated statement of operations. The change in classification will have no impact on the Company's reported operating income (loss) or financial condition. The effect of the reclassification of cable franchise fees is to increase the amounts reported in the Company's consolidated statement of operations as follows (in millions):


                                                                      Year Ended December 31,
                                                                  2001         2000       1999
                                                                --------     --------   --------
     Service revenues.........................................    $192.3       $152.3     $105.6
     Selling, general and administrative expense..............    $192.3       $152.3     $105.6

4.   EARNINGS PER SHARE

     Earnings for common stockholders per common share is computed by dividing net income, after deduction of preferred stock dividends, when applicable, by the weighted average number of common shares outstanding during the period on a basic and diluted basis.

     The following table reconciles the numerator and denominator of the computations of diluted earnings for common stockholders per common share ("Diluted EPS") for the years presented.


                                                                     (Amounts in millions, except per share data)
                                                                                      Year Ended
                                                                                     December 31,
                                                                           2001          2000         1999
                                                                           ----          ----         ----
     Net income for common stockholders...........................           $608.6      $1,998.0     $1,036.0
     Preferred dividends..........................................                           23.5         29.7
                                                                       ------------  ------------  -----------
     Net income for common stockholders used for
        Diluted EPS...............................................           $608.6      $2,021.5     $1,065.7
                                                                       ============  ============  ===========
     Basic weighted average number of common shares
        outstanding...............................................            949.7         890.7        749.1
     Dilutive securities:
          Series A and B convertible preferred stock..............              1.0          42.5         44.0
          Stock option and restricted stock plans.................             13.8          15.4         26.8
          Put options on Class A Special Common Stock.............                            0.1
                                                                       ------------  ------------  -----------
     Diluted weighted average number of common shares
        outstanding...............................................            964.5         948.7        819.9
                                                                       ============  ============  ===========
     Diluted earnings for common stockholders per
        common share..............................................            $0.63         $2.13        $1.30
                                                                       ============  ============  ===========

COMCAST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999 (Continued)


     Comcast Put Options on a weighted average 0.2 million shares, 1.5 million shares and 2.7 million shares of its Class A Special Common Stock (see Note
     8) were outstanding during the years ended December 31, 2001, 2000 and 1999, respectively. Comcast Put Options outstanding during the years ended December 31, 2001 and 1999 were not included in the computation of Diluted EPS as the Comcast Put Options' exercise price was less than the average market price of the Company's Class A Special Common Stock during the periods.

     In December 2000 and January 2001, the Company issued $1.478 billion principal amount at maturity of Zero Coupon Convertible Debentures due 2020 (the "Zero Coupon Debentures" - see Note 7). The Zero Coupon Debentures may be converted at any time prior to maturity if the closing sale price of the Company's Class A Special Common Stock is greater than 110% of the accreted conversion price (as defined). The Zero Coupon Debentures were excluded from the computation of Diluted EPS in 2001 and 2000 as the weighted average closing sale price of the Company's Class A Special Common Stock was not greater than 110% of the accreted conversion price.

5.   ACQUISITIONS AND OTHER SIGNIFICANT EVENTS

     Agreement and Plan of Merger with AT&T Broadband
     On December 19, 2001, the Company entered into an Agreement and Plan of Merger with AT&T Corp. ("AT&T") pursuant to which the Company agreed to a transaction which will result in the combination of the Company and a holding company of AT&T's broadband business ("AT&T Broadband") that AT&T will spin off to its shareholders immediately prior to the combination. As of December 31, 2001, AT&T Broadband served approximately 13.6 million subscribers. Under the terms of the transaction, the combined company will issue approximately 1.235 billion shares of its voting common stock to AT&T Broadband shareholders in exchange for all of AT&T's interests in AT&T Broadband, and approximately 115 million shares of its common stock to Microsoft Corporation ("Microsoft") in exchange for AT&T Broadband shares that Microsoft will receive immediately prior to the completion of the transaction for settlement of their $5 billion aggregate principal amount in quarterly income preferred securities. The combined company will also assume or incur approximately $20 billion of AT&T Broadband debt. For each share of a class of common stock of Comcast that they hold at the time of the merger, each Comcast shareholder will receive one share of a corresponding class of stock of the combined company. The Company expects that the transaction will qualify as tax-free to both the Company and to AT&T.

     The Company will account for the transaction as an acquisition under the purchase method of accounting, with the Company as the acquiring entity. The identification of the Company as the acquiring entity was made after careful consideration of all facts and circumstances, as follows:

     Voting Rights in the New Combined Company. Former AT&T shareholders will own approximately 53.7% of the combined company's economic interest and approximately 60.6% of the combined company's voting interest following the merger. Microsoft will own shares representing approximately 5.2% of the combined company's economic interest and 4.95% of the combined company's voting interest following the merger. No individual former AT&T shareholder will have any significant ownership or voting interest following the merger. Brian L. Roberts, the Company's controlling shareholder and President ("Mr. Roberts"), either directly or through his control of a family holding company, will own an approximately 33.34% voting interest in the combined company following the merger (including a 33.33% non-dilutable voting interest through ownership of the Class B common stock of the combined company), and an approximately .8% economic interest. Mr. Roberts will hold the largest minority voting interest in the combined company. The next largest voting interest held by an individual shareholder will be 4.95%, held by Microsoft. Under the governing documents of the combined company, as a result of his ownership of the Class B stock, Mr. Roberts will have the right to approve any merger involving the combined company or any other transaction in which any other person would own more than 10 percent of the stock of the combined company, the right to approve any issuances of Class B stock, and any charter amendments or other actions that would limit the rights of the Class B stock.

COMCAST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999 (Continued)


     Governance Arrangements Relating to the Board of Directors. The initial Board of the combined company will have twelve members, five of whom will be designated by the Company from its existing Board, five of whom will be designated by AT&T from its existing Board, and two of whom will be jointly designated by the Company and AT&T and will be independent persons. Except for pre-approved designees, the individuals designated by each of the Company and AT&T will be mutually agreed upon by the Company and AT&T. Pursuant to the terms of the merger agreement, existing Company directors Ralph J. Roberts, Mr. Roberts, Sheldon M. Bonovitz, Julian A. Brodsky and Decker Anstrom have been pre-approved as Company director designees of the combined company and existing AT&T director and Chairman C. Michael Armstrong ("Mr. Armstrong") is the sole pre-approved AT&T director designee. The remaining four AT&T designees are subject to the approval of the Company. All of the initial director designees will hold office until the 2005 annual meeting of the combined company shareholders. After this initial term, the entire Board will be elected annually. During the period before the 2005 annual meeting, Mr. Roberts will be the chairman of the Board committee that nominates the slate of directors for the combined company (the "Directors Nominating Committee") if he is the Chairman or the CEO of the combined company. The remaining four members of the Directors Nominating Committee will consist of one director designee who is an independent director selected by the Company's director designees, and three independent directors selected by the Company's director designees from the AT&T director designees and the Company/AT&T joint director designees. Since the initial director designees will hold office until the 2005 annual meeting, the Directors Nominating Committee would be expected to act only in order to fill vacancies that may occur in director positions prior to that meeting. After the 2005 annual meeting of shareholders, Mr. Roberts will continue to be the chairman of the Directors Nominating Committee of the combined company. The remaining four members of the Directors Nominating Committee will be selected by Mr. Roberts from among the combined company's independent directors. Nominations of the Directors Nominating Committee will be submitted directly to the shareholders without any requirement of Board approval or ratification.

     Governance Arrangements Relating to Management. The combined company will have an Office of the Chairman, comprised of the Chairman of the Board and the CEO, from the closing of the merger until the earlier to occur of: (i) the 2005 annual meeting of the shareholders, and (ii) the date on which Mr. Armstrong ceases to be Chairman of the Board. The Office of the Chairman will be the combined company's principal executive deliberative body with responsibility for corporate strategy, policy and direction, governmental affairs and other significant matters. While the Office of the Chairman is in effect, the Chairman of the Board and the CEO will advise and consult with each other with respect to those matters. Mr. Armstrong, AT&T's Chairman of the Board, will be Chairman of the Board of the combined company. Mr. Armstrong may serve as Chairman of the Board until the 2005 annual meeting of shareholders. After the 2005 annual meeting of shareholders, or if Mr. Armstrong ceases to serve as Chairman of the Board prior to that date, Mr. Roberts will become the Chairman of the Board of the combined company. Removal of the Chairman of the Board will require the vote of at least 75% of the entire Board until the earlier to occur of: (i) the date on which neither Mr. Armstrong nor Mr. Roberts is Chairman of the Board, and (ii) the fifth anniversary of the 2005 annual meeting of shareholders. Mr. Roberts will be the CEO of the combined company. Mr. Roberts will also be President of the combined company for as long as he is the CEO. The CEO's powers and responsibilities will include: (i) the supervision and management of the combined company's business and operations, (ii) all matters related to officers and employees, including hiring and termination, (iii) all rights and powers typically exercised by the chief executive officer and president of a corporation, and (iv) the authority to call special meetings of the combined company Board. Removal of Mr. Roberts as CEO will require the vote of at least 75% of the entire Board until the earlier to occur of: (i) the date on which Mr. Roberts ceases to be CEO, and (ii) the fifth anniversary of the 2005 annual meeting of the combined company shareholders. Under the terms of the merger agreement, Mr. Roberts has the right to fill all senior management positions of the combined company after consultation with Mr. Armstrong.

     Other Factors. The Company made an unsolicited offer to purchase all of AT&T Broadband. Subsequent to the Company's offer, AT&T solicited bids from other potential purchasers.

COMCAST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999 (Continued)



     The headquarters of the combined company will be in Philadelphia, Pennsylvania, the current headquarters of the Company. An executive office will be maintained in the New York City metropolitan area until at least April 2005.

     The Company's current investment in shares of AT&T common stock, to the extent still held by the Company at the time of the AT&T Broadband spin-off and merger, will be exchanged into AT&T shares (representing its Consumer Services and Business Services Groups). Therefore, the Company will continue to have an investment in the "selling company." Conversely, AT&T Broadband's current investment in the Company will either be retired to treasury after the merger or used to settle related debt.

                                      *****

     Notwithstanding that the former AT&T Broadband shareholders will, in the aggregate, receive the majority of the voting common stock of the combined company, the Company believes that this fact is outweighed by the totality of the other facts and circumstances described above, with the most significance being given to Mr. Roberts' non-dilutable minority voting interest, Mr. Roberts' role on the Nominating Committee of the Board of Directors, Mr. Roberts position as CEO and President, and Mr. Roberts' right to appoint other members of senior management.

     The transaction is subject to customary closing conditions and shareholder,
     regulatory  and  other   approvals.   The  Company  expects  to  close  the
     transaction by the end of 2002.

     At Home Services
     On September 28, 2001, At Home Corporation ("At Home"), the Company's provider of high-speed Internet services, filed for protection under Chapter 11 of the U.S. Bankruptcy Code. In October 2001, the Company amended its agreement with At Home to continue service to the Company's existing and new subscribers during October and November 2001. The Company agreed to be charged a higher rate than it had incurred under its previous agreement. On December 3, 2001, the Company and At Home reached a definitive agreement, approved by the Bankruptcy Court, pursuant to which the Company paid $160 million to At Home and At Home agreed to continue to provide high-speed Internet services to existing and new subscribers through February 28, 2002. In December 2001, the Company began to transfer its high-speed Internet subscribers from the At Home network to the Company's new Company-owned and managed network. The Company completed this transition in February 2002.

     In the fourth quarter of 2001, the Company recognized $139.5 million of net incremental expenses incurred in the continuation of service to and transition of the Company's high-speed Internet subscribers from At Home's network to the Company's own network. This charge is included in operating expenses in the Company's consolidated statement of operations.

     Acquisition of Outdoor Life Network
     On October 30, 2001, the Company acquired from Fox Entertainment Group, Inc. ("Fox Entertainment"), a subsidiary of The News Corporation Limited ("News Corp.") the approximate 83.2% interest in OLN not previously owned by the Company. OLN is a 24-hour network devoted exclusively to adventure and the outdoor lifestyle with distribution to approximately 41 million subscribers. The Company made the acquisition to increase its investment in programming content. The estimated fair value of the additional interest of OLN acquired by the Company as of the closing date of the transaction was approximately $512 million, substantially all of which was allocated to affiliation agreements and goodwill in connection with the preliminary purchase price allocation. Upon closing of the acquisition, the Company exchanged its 14.5% interest in the Speedvision Network ("SVN"), together with a previously made loan, for Fox Entertainment's interest in OLN. In connection with the exchange of its interest in SVN, the Company recorded to other income a pre-tax gain of $106.7 million, representing the difference between the estimated fair value of the Company's interest in SVN as of the closing date of the transaction and the Company's cost basis in SVN. The Company no longer owns any interest in SVN and now owns 100% of OLN.
                                     - 53 -

COMCAST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999 (Continued)


     Baltimore, Maryland System Acquisition
     On  June  30,  2001,   the  Company   acquired  the  cable  system  serving
     approximately 112,000 subscribers in Baltimore City, Maryland from AT&T for $518.7 million in cash. The purchase price is subject to adjustment.

     Acquisition of Controlling Interest in The Golf Channel
     On June 8, 2001, the Company acquired the approximate 30.8% interest in TGC held by Fox Entertainment. In addition, Fox Entertainment and News Corp. agreed to a five-year non-competition agreement. The Company paid aggregate consideration of $364.9 million in cash. The Company previously accounted for TGC under the equity method. The Company now owns approximately 91.0% of TGC and consolidates TGC.

     AT&T Cable Systems Acquisition
     On April 30, 2001, the Company acquired cable systems serving approximately 585,000 subscribers from AT&T in exchange for approximately 63.9 million shares of AT&T common stock then held by the Company. The market value of the AT&T shares was approximately $1.423 billion, based on the price of the AT&T common stock on the closing date of the transaction. The transaction is expected to qualify as tax free to both the Company and to AT&T.

     Home Team Sports Acquisition
     On February 14, 2001, the Company acquired Home Team Sports (now known as CSN Mid-Atlantic), a regional sports programming network with distribution to approximately 4.8 million homes in the Mid-Atlantic region, from Viacom, Inc. ("Viacom") and Affiliated Regional Communications, Ltd. (an affiliate of Fox Cable Network Services, LLC ("Fox")). The Company also agreed to increase the distribution of certain of Viacom's and Fox's programming networks on certain of the Company's cable systems. The estimated fair value of Home Team Sports as of the closing date of the acquisition was $240.0 million.

     Adelphia Cable Systems Exchange
     On January 1, 2001, the Company completed its cable systems exchange with Adelphia Communications Corporation ("Adelphia"). The Company received cable systems serving approximately 445,000 subscribers from Adelphia and Adelphia received certain of the Company's cable systems serving approximately 441,000 subscribers. The Company recorded to other income a pre-tax gain of $1.199 billion, representing the difference between the estimated fair value of $1.799 billion as of the closing date of the transaction and the Company's cost basis in the systems exchanged.

     AT&T Cable Systems Exchange
     On December 31, 2000, the Company completed its cable systems exchange with AT&T. The Company received cable systems serving approximately 770,000 subscribers from AT&T and AT&T received certain of the Company's cable systems serving approximately 700,000 subscribers. The Company recorded to other income a pre-tax gain of $1.711 billion, representing the difference between the estimated fair value of $2.840 billion as of the closing date of the transaction and the Company's cost basis in the systems exchanged.

     Acquisition of Prime Communications LLC
     In December 1998, the Company agreed to invest in Prime Communications LLC ("Prime"), a cable communications company serving approximately 406,000 subscribers. Pursuant to the terms of this agreement, in December 1998 the Company acquired from Prime a $50.0 million 12.75% subordinated note due 2008 issued by Prime. In July 1999, the Company made a loan to Prime in the form of a $733.5 million 6% ten year note, convertible into 90% of the equity of Prime. The Company made an additional $70.0 million in loans to Prime (on the same terms as the original loan). In August 2000, the note, plus accrued interest of $51.7 million on the note and the loans, was converted and the owners of Prime sold their remaining 10% equity interest in Prime to the Company for $87.7 million. As a result, the Company owns 100% of Prime and has assumed management control of Prime's operations. Upon closing, the Company assumed and immediately repaid $532.0 million of Prime's debt with proceeds from borrowings under existing credit facilities.

COMCAST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999 (Continued)


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

     In March 2000, the Jones Intercable shareholders approved a merger agreement pursuant to which the Jones Intercable shareholders, including Comcast Cable, received 1.4 shares of the Company's Class A Special Common Stock in exchange for each share of Jones Intercable Class A Common Stock and Common Stock (the "Jones Merger") and Jones Intercable was merged with and into a wholly owned subsidiary of the Company. In connection with the closing of the Jones Merger, the Company issued approximately 58.9 million shares of its Class A Special Common Stock to the Jones Intercable shareholders, including approximately 23.3 million shares to a subsidiary of the Company and 35.6 million shares with a value of $1.727 billion to the public shareholders. As required under accounting principles generally accepted in the United States, the shares held by the subsidiary of the Company are presented as issued but not outstanding (held in treasury) in the Company's December 31, 2001 and 2000 consolidated balance sheet.

     Acquisition of CalPERS' Interest in Jointly Owned Cable Properties
     In February 2000, the Company acquired the California Public Employees Retirement System's ("CalPERS") 45% interest in Comcast MHCP Holdings, L.L.C. ("Comcast MHCP"), formerly a 55% owned consolidated subsidiary of the Company which serves subscribers in Michigan, New Jersey and Florida. As a result, the Company owns 100% of Comcast MHCP. The consideration was $750.0 million in cash.

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

     Consolidation of Comcast Cablevision of Garden State, L.P.
     Comcast Cablevision of Garden State, L.P. ("Garden State Cable") (formerly Garden State Cablevision L.P.), a cable communications company serving approximately 216,000 subscribers in New Jersey, is a partnership which was owned 50% by Lenfest and 50% by the Company. The Company had accounted for its interest in Garden State Cable under the equity method. As a result of the Lenfest Acquisition, the Company owns 100% of Garden State Cable. As such, the operating results of Garden State Cable have been included in the Company's consolidated statement of operations from the date of the Lenfest Acquisition.

     Acquisition of Greater Philadelphia Cablevision, Inc.
     In June 1999, the Company acquired Greater Philadelphia Cablevision, Inc. ("Greater Philadelphia"), a cable communications company serving approximately 79,000 subscribers in Philadelphia from Greater Media, Inc. for approximately 8.5 million shares of the Company's Class A Special Common Stock with a value of $291.7 million.

     The acquisitions completed by the Company during the three years in the period ended December 31, 2001 were accounted for under the purchase method of accounting. As such, the Company's results include the operating results of the acquired businesses from the dates of acquisition. During the fourth quarter of 2001, the Company recorded the final purchase price allocation related to the Company's cable systems exchange with AT&T and related to the Company's acquisitions of Home Team Sports and TGC. The allocation of the purchase price for the other 2001 acquisitions and the cable systems exchange with Adelphia made by the Company is preliminary

COMCAST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999 (Continued)


     pending completion of final appraisals. The Company's cable systems exchanges with Adelphia and AT&T and certain of the Company's acquisitions had no significant impact on the Company's consolidated statement of cash flows due to their noncash nature (see Note 10).

     Unaudited Pro Forma Information
     The following unaudited pro forma information has been presented as if the acquisitions and cable systems exchanges made by the Company in 2001 each occurred on January 1, 2000, the acquisitions and cable systems exchanges made by the Company in 2000 each occurred on January 1, 1999, and the acquisitions made by the Company in 1999 each occurred on January 1, 1998. This information is based on historical results of operations, adjusted for acquisition costs, and, in the opinion of management, is not necessarily indicative of what the results would have been had the Company operated the entities acquired since such dates.


                                                                                (Amounts in millions,
                                                                                except per share data)
                                                                               Year Ended December 31,
                                                                            2001        2000         1999
                                                                          ---------   ---------   ----------
     Revenues.........................................................     $9,926.9    $9,012.2     $7,566.5
     Income before extraordinary items and cumulative
          effect of accounting change.................................       $150.2    $1,652.3       $252.2
     Net income.......................................................       $533.2    $1,628.7       $201.2
     Diluted EPS......................................................        $0.55       $1.68        $0.21

     Sale of Comcast Cellular Corporation
     In July 1999, the Company sold Comcast Cellular Corporation ("Comcast Cellular") to SBC Communications, Inc. for $361.1 million in cash and the assumption of $1.315 billion of Comcast Cellular debt, and recognized a gain on the sale of $355.9 million, net of income tax expense. The results of operations of Comcast Cellular have been presented as a discontinued operation in accordance with APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." During the year ended December 31, 1999, the Company recognized losses from discontinued operations of $20.1 million.

     Other Income
     In August 2000, the Company obtained the right to exchange its At Home Series A Common Stock with AT&T and waived certain of its At Home Board level and shareholder rights under a stockholders agreement (the "Share Exchange Agreement"- see Note 6). The Company also agreed to cause its existing appointee to the At Home Board of Directors to resign. In connection with the transaction, the Company recorded to other income a pre-tax gain of $1.045 billion, representing the estimated fair value of the investment as of the closing date.

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

     In May 1999, the Company received a $1.5 billion termination fee as liquidated damages from MediaOne Group, Inc. ("MediaOne") as a result of MediaOne's termination of its Agreement and Plan of Merger with the Company dated March 1999. The termination fee, net of transaction costs, was recorded to other income in the Company's consolidated statement of operations.

COMCAST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999 (Continued)

6.   INVESTMENTS

                                                                                     December 31,
                                                                               2001                2000
                                                                            -----------         -----------
                                                                                 (Dollars in millions)

     Fair value method
          AT&T Corp....................................................        $1,514.9            $1,174.3
          Sprint Corp. PCS Group.......................................         2,109.5             2,149.8
          Other........................................................           136.1             1,873.0
                                                                            -----------         -----------
                                                                                3,760.5             5,197.1
     Cost method.......................................................           155.2               128.4
     Equity method.....................................................           386.7               396.1
                                                                            -----------         -----------
              Total investments........................................         4,302.4             5,721.6
     Less, current investments.........................................         2,623.2             3,059.7
                                                                            -----------         -----------
     Non-current investments...........................................        $1,679.2            $2,661.9
                                                                            ===========         ===========

     Fair Value Method
     The Company holds unrestricted equity investments in certain publicly traded companies, which it accounts for as available for sale or trading securities. The unrealized pre-tax gains on these investments as of December 31, 2001 and 2000 of $280.3 million and $707.1 million, respectively, have been reported in the Company's consolidated balance sheet principally as a component of other comprehensive income, net of related deferred income taxes of $95.3 million and $240.0 million, respectively.

     The cost, fair value and gross unrealized gains and losses related to the Company's available for sale securities are as follows:


                                                                                     December 31,
                                                                               2001                2000
                                                                            -----------         -----------
                                                                                 (Dollars in millions)
     Cost.............................................................         $1,355.0            $4,490.0
     Gross unrealized gains...........................................            283.2             1,887.6
     Gross unrealized losses..........................................             (2.9)           (1,180.5)
                                                                            -----------         -----------

     Fair value.......................................................         $1,635.3            $5,197.1
                                                                            ===========         ===========

     In June 2001, the Company and AT&T entered into an Amended and Restated Share Issuance Agreement (the "Share Issuance Agreement"). AT&T issued to the Company approximately 80.3 million unregistered shares of AT&T common stock and the Company agreed to settle its right under the Share Exchange Agreement (see Note 5 - Other Income) to exchange an aggregate 31.2 million At Home shares and warrants held by the Company for shares of AT&T common stock. The Company has registration rights, subject to customary restrictions, which allow the Company to require AT&T to register the AT&T shares received. Under the terms of the Share Issuance Agreement, the Company retained the At Home shares and warrants held by it. The Company recorded to investment income a pre-tax gain of $296.3 million, representing the fair value of the increased consideration received by the Company to settle its right under the Share Exchange Agreement.

     In August 2001, the Company entered into a ten year Prepaid Forward Sale of
     4.0 million shares of Sprint PCS common stock held by the Company with a fair value of approximately $98 million and the Company received $78.3 million in cash. At maturity, the counterparty is entitled to receive between 2.5 million and 4.0 million shares

COMCAST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999 (Continued)


     of Sprint PCS common stock, or an equivalent amount of cash at the Company's option, based upon the market value of Sprint PCS common stock at that time. The Company split the Prepaid Forward Sale into its liability and derivative components and recorded both components of the Prepaid Forward Sale obligation in other long-term liabilities. The Company records the change in the fair value of the derivative component and the accretion of the liability component to investment income.

     Investment Income
     Investment income includes the following (in millions):


                                                                                   Year Ended December 31,
                                                                                2001        2000        1999
                                                                              ---------   ---------   ---------

     Interest and dividend income...........................................      $76.5      $171.6      $172.5
     Gains on sales and exchanges of investments, net.......................      485.2       886.7       510.6
     Investment impairment losses...........................................     (972.4)      (74.4)      (35.5)
     Reclassification of unrealized gains...................................    1,330.3
     Unrealized gain on Sprint PCS common stock.............................      284.4
     Mark to market adjustments on derivatives related
          to Sprint PCS common stock........................................     (184.6)
     Mark to market adjustments on derivatives and hedged items.............       42.3
     Settlement of call options.............................................                              (18.1)
                                                                              ---------   ---------   ---------

          Investment income.................................................   $1,061.7      $983.9      $629.5
                                                                              =========   =========   =========

     The investment impairment loss for the year ended December 31, 2001 relates principally to an other than temporary decline in the Company's investment in AT&T, a portion of which was exchanged on April 30, 2001 (see Note 5 - AT&T Cable Systems Acquisition).

     During the year ended December 31, 2001, the Company wrote-off its investment in At Home common stock based upon a decline in the investment that was considered other than temporary. In connection with the realization of this impairment loss, the Company reclassified to investment income the accumulated unrealized gain of $237.9 million on the Company's investment in At Home common stock which was previously recorded as a component of accumulated other comprehensive income. The Company recorded this accumulated unrealized gain prior to the Company's designation of its right under the Share Exchange Agreement as a hedge of the Company's investment in the At Home common stock (see Note 5 - Other Income).

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

     Equity Price Risk
     During 1999, the Company entered into Equity Collars covering $1.365 billion notional amount of the Company's Sprint PCS common stock, which are accounted for at fair value. The Equity Collars limit the Company's exposure to and benefits from price fluctuations in the underlying Sprint PCS common stock. During 2001, $483.7 million notional amount of Equity Collars matured and the Company sold or entered into Prepaid Forward Sales of the related Sprint PCS common stock. The remaining $881.0 million notional amount of Equity Collars mature between 2002 and 2003. As the Company had accounted for the Equity Collars as a hedge, changes in the value of the Equity Collars were substantially offset by changes in the value of the Sprint PCS common stock which was also

COMCAST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999 (Continued)


     marked-to-market through accumulated other comprehensive income in the Company's consolidated balance sheet through December 31, 2000.

     Equity Method
     The Company records its proportionate interests in the net income (loss) of certain of its equity method investees in arrears. The Company's recorded investments exceed its proportionate interests in the book value of the investees' net assets by $188.7 million as of December 31, 2001 (principally related to the Company's investment in Susquehanna Cable). Such excess is being amortized to equity in net income or loss, over a period of twenty years, which is consistent with the estimated lives of the underlying assets. The original cost of investments accounted for under the equity method totaled $479.8 million and $506.5 million as of December 31, 2001 and 2000, respectively. Upon adoption of SFAS No. 142, the Company will no longer amortize this excess but rather will continue to test such excess for impairment in accordance with APB Opinion 18, "The Equity Method of Accounting for Investments in Common Stock."

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

COMCAST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999 (Continued)


7.   LONG-TERM DEBT

                                                                                            December 31,
                                                                                         2001          2000
                                                                                      ----------    ----------
                                                                                           (in millions)
     Commercial Paper.............................................................        $397.3      $1,323.5
     Notes payable to banks due in installments through 2009......................       1,222.7       1,751.4
     9-5/8% Senior notes, due 2002................................................         200.0         200.0
     8-1/8% Senior notes, due 2004................................................         320.4         299.9
     8-3/8% Senior notes, due 2005................................................         697.0         696.3
     6-3/8% Senior notes, due 2006................................................         511.3
     8-3/8% Senior notes, due 2007................................................         597.5         597.2
     8-7/8% Senior notes, due 2007................................................         249.1         249.0
     6.20% Senior notes, due 2008.................................................         798.4         798.2
     7-5/8% Senior notes, due 2008................................................         206.1         197.1
     7-5/8% Senior notes, due 2008................................................         147.7         147.4
     6-7/8% Senior notes, due 2009................................................         751.5
     6-3/4% Senior notes, due 2011................................................         993.1
     7-1/8% Senior notes, due 2013................................................         748.4
     8-7/8% Senior notes, due 2017................................................         545.9         545.8
     8-1/2% Senior notes, due 2027................................................         249.6         249.6
     10-1/4% Senior subordinated debentures, due 2001.............................                       100.4
     10-1/2% Senior subordinated debentures, due 2006.............................         133.0         123.8
     8-1/4% Senior subordinated debentures, due 2008..............................         154.3         149.1
     10-5/8% Senior subordinated debentures, due 2012.............................         247.8         257.0
     Zero Coupon Convertible Debentures, due 2020.................................       1,096.4       1,002.0
     7% Disney Notes, due 2007....................................................         132.8         132.8
     ZONES at principal amount, due 2029..........................................       1,612.6       1,806.8
     Other, including capital lease obligations...................................         188.9         184.0
                                                                                      ----------    ----------
                                                                                        12,201.8      10,811.3
     Less current portion.........................................................         460.2         293.9
                                                                                      ----------    ----------
                                                                                       $11,741.6     $10,517.4
                                                                                      ==========    ==========

     Maturities of long-term debt outstanding as of December 31, 2001 for the four years after 2002 are as follows (in millions):

               2003...............................                $73.2
               2004...............................                331.0
               2005...............................              2,026.2
               2006...............................                653.2

     Senior Notes Offerings
     During 2001, Comcast Cable sold an aggregate of $3.0 billion of public debt. The Company used substantially all of the net proceeds from the offerings to repay a portion of the amounts outstanding under Comcast Cable's commercial paper program and revolving credit facility, and to fund acquisitions.

COMCAST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999 (Continued)


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

     On December 17, 2001, the Company amended the terms of the Zero Coupon Debentures to permit holders of the Zero Coupon Debentures to require the Company to repurchase the Zero Coupon Debentures on December 19, 2002.

     Holders may require the Company to repurchase the Zero Coupon Debentures on December 19, 2001, 2002, 2003, 2005, 2010 and 2015. The Company may choose to pay the repurchase price for 2001, 2002, 2003 and 2005 repurchases in cash or shares of its Class A Special Common Stock or a combination of cash and shares of its Class A Special Common Stock. The Company may pay the repurchase price for the 2010 and 2015 repurchases in cash only.

     On December 19, 2001, holders of an aggregate of $70.3 million accreted value of Zero Coupon Debentures exercised their right to have the Company repurchase their Zero Coupon Debentures for cash. The Company financed the redemption with available cash.

     Holders may surrender the Zero Coupon Debentures for conversion at any time prior to maturity if the closing price of the Company's Class A Special Common Stock is greater than 110% of the accreted conversion price for at least 20 trading days of the 30 trading days prior to conversion.

     Amounts outstanding under the Zero Coupon Debentures are classified as long-term in the Company's consolidated balance sheet as of December 31, 2001 and 2000 as the Company has both the ability and the intent to refinance the Zero Coupon Debentures on a long-term basis with amounts available under the Comcast Cable Revolver (see "Commercial Paper" below) in the event holders of the Zero Coupon Debentures exercise their rights to require the Company to repurchase the Zero Coupon Debentures in December 2002.

     Commercial Paper
     The Company's senior bank credit facility consists of a $2.25 billion, five-year revolving credit facility and a $2.25 billion, 364-day revolving credit facility (together, the "Comcast Cable Revolver"). The 364-day revolving credit facility supports Comcast Cable's commercial paper program. Amounts outstanding under the commercial paper program are classified as long-term in the Company's consolidated balance sheet as of December 31, 2001 and 2000 as the Company has both the ability and the intent to refinance these obligations, if necessary, on a long-term basis with amounts available under the Comcast Cable Revolver.

     ZONES
     At maturity, holders of the Company's 2.0% Exchangeable Subordinated Debentures due 2029 (the "ZONES") are entitled to receive in cash an amount equal to the higher of the principal amount of the ZONES or the market value of Sprint PCS Stock. Prior to maturity, each ZONES is exchangeable at the holder's option for an amount of cash equal to 95% of the market value of Sprint PCS Stock.

COMCAST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999 (Continued)


     Prior to the adoption of SFAS No. 133 on January 1, 2001, the Company accounted for the ZONES as an indexed debt instrument since the maturity value is dependent upon the fair value of Sprint PCS Stock. Therefore, the carrying value of the ZONES was adjusted each balance sheet date to reflect the fair value of the underlying Sprint PCS Stock with the change included in income (expense) related to indexed debt in the Company's consolidated statement of operations. As of December 31, 2001, the number of Sprint PCS shares held by the Company exceeded the number of ZONES outstanding.

     Upon adoption of SFAS No. 133, the Company split the ZONES into their derivative and debt components. In connection with the adoption of SFAS No. 133, the Company recorded the debt component of the ZONES at a discount from its value at maturity resulting in a reduction in the outstanding balance of the ZONES of $400.2 million (see Note 3).

     The Company  recorded the increase in the fair value of the ZONES (see Note
     6) and the increase in the carrying value of the debt component of the ZONES as follows (in millions):


                                                                                 Year Ended
                                                                              December 31, 2001
                                                                           -----------------------

     Increase in derivative component to investment expense............           $183.8

     Increase in debt component to interest expense....................            $22.2


     Extraordinary Items
     Extraordinary items consist of unamortized debt issue costs and debt extinguishment costs, net of related tax benefits, expensed principally in connection with the redemptions and refinancings of certain indebtedness.

     Interest Rates
     Bank debt interest rates vary based upon one or more of the following rates at the option of the Company:

       Prime rate to prime plus .75%;
       Federal Funds rate plus .5% to 1.25%; and LIBOR plus .19% to 1.875%.

     As of December 31, 2001 and 2000, the Company's effective weighted average interest rate on its variable rate debt outstanding was 2.70% and 7.34%, respectively.

     Interest Rate Risk Management
     The Company is exposed to the market risk of adverse changes in interest rates. To manage the volatility relating to these exposures, the Company's policy is to maintain a mix of fixed and variable rate debt and to enter into various interest rate derivative transactions as described below.

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

COMCAST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999 (Continued)


     The following table summarizes the terms of the Company's existing Swaps (dollars in millions):


                                       Notional                               Average        Estimated
                                        Amount         Maturities          Interest Rate    Fair Value
     As of December 31, 2001
     Variable to Fixed Swaps            $250.3         2002-2003               4.9%            ($5.5)
     Fixed to Variable Swaps            $950.0         2004-2008               7.5%            $46.8

     As of December 31, 2000
     Variable to Fixed Swaps            $377.7         2001-2003               5.2%             $3.7
     Fixed to Variable Swaps            $450.0         2004-2008               7.7%             $3.2


     The notional amounts of interest rate instruments, as presented in the above table, are used to measure interest to be paid or received and do not represent the amount of exposure to credit loss. The estimated fair value approximates the proceeds (costs) to settle the outstanding contracts. While Swaps, Caps and Collars represent an integral part of the Company's interest rate risk management program, their incremental effect on interest expense for the years ended December 31, 2001, 2000 and 1999 was not significant.

     During January and February 2002, the Company settled all $950.0 million notional amount of its Fixed to Variable Swaps and received proceeds of $56.8 million.

     Estimated Fair Value
     The Company's long-term debt had estimated fair values of $12.559 billion and $10.251 billion as of December 31, 2001 and 2000, respectively. The estimated fair value of the Company's publicly traded debt is based on quoted market prices for that debt. Interest rates that are currently available to the Company for issuance of debt with similar terms and remaining maturities are used to estimate fair value for debt issues for which quoted market prices are not available.

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

     As of December 31, 2001, $246.9 million of the Company's cash, cash equivalents and short-term investments is restricted to use by subsidiaries of the Company under contractual or other arrangements. Restricted net assets of the Company's subsidiaries were approximately $1.233 billion as of December 31, 2001.

     Lines and Letters of Credit
     As of December 31, 2001, certain subsidiaries of the Company had unused lines of credit of $3.460 billion under their respective credit facilities.

     As of December 31, 2001, the Company and certain of its subsidiaries had unused irrevocable standby letters of credit totaling $96.1 million to cover potential fundings under various agreements.

COMCAST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999 (Continued)


8.   STOCKHOLDERS' EQUITY

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

     The Company's Series B Preferred Stock had a 5.25% pay-in-kind annual dividend. Dividends were paid quarterly through the issuance of additional shares of Series B Preferred Stock (the "Additional Shares") and were cumulative from the issuance date (except that dividends on the Additional Shares accrued from the date such Additional Shares were issued). The Series B Preferred Stock, including the Additional Shares, was convertible, at the option of the holder, into approximately 42.5 million shares of the Company's Class A Special Common Stock, subject to adjustment in certain limited circumstances, which equaled an initial conversion price of $11.77 per share, increasing as a result of the Additional Shares to $16.96 per share on June 30, 2004. The Series B Preferred Stock was mandatorily redeemable on June 30, 2017, or, at the option of the Company beginning on June 30, 2004 or at the option of the holder on June 30, 2004 or on June 30, 2012. Upon redemption, the Company, at its option, could redeem the Series B Preferred Stock with cash, Class A Special Common Stock or a combination thereof. The Series B Preferred Stock was generally non-voting. In December 2000, the Company issued approximately 38.3 million shares of its Class A Special Common Stock to the holder in connection with the holder's election to convert $533.6 million at redemption value of Series B Preferred Stock. In March 2001, the Company issued approximately 4.2 million shares of its Class A Special Common Stock to the holder in connection with the holder's election to convert the remaining $59.5 million at redemption value of Series B Preferred Stock.

     Common Stock
     The Company's Class A Special Common Stock is generally nonvoting and each share of the Company's Class A Common Stock is entitled to one vote. Each share of the Company's Class B Common Stock is entitled to fifteen votes and is convertible, share for share, into Class A or Class A Special Common Stock, subject to certain restrictions.

     Board-Authorized Repurchase Programs
     The following table summarizes the Company's repurchases and sales of Comcast Put Options under its Board- authorized share repurchase programs (shares and dollars in millions):


                                                                                    Year Ended December 31,
                                                                                 2001        2000        1999
                                                                               ---------   ---------   ---------
     Shares repurchased........................................................      0.8         9.1         1.0
     Aggregate consideration...................................................    $27.1      $324.9       $30.7
     Comcast Put Options sold..................................................                  2.0         5.5

     As part of the Company's Board-authorized repurchase programs, the Company sold Comcast Put Options on shares of its Class A Special Common Stock. The Comcast Put Options give the holder the right to require the Company to repurchase such shares at specified prices on specific dates. All Comcast Put Options sold expired unexercised. The Company reclassified the amount it would have been obligated to pay to repurchase such shares had the Comcast Put Options been exercised, from common equity put options to additional capital upon expiration of the Comcast Put Options. The difference between the proceeds from the sale of the Comcast Put Options and their estimated fair value was not significant as of December 31, 2000.

COMCAST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999 (Continued)


     Stock-Based Compensation Plans
     As of December 31, 2001, the Company and its subsidiaries have several stock-based compensation plans for certain employees, officers, directors and other persons designated by the applicable compensation committees of the boards of directors of the Company and its subsidiaries. These plans are described below.

     Comcast Option Plans. The Company maintains qualified and nonqualified stock option plans for certain employees, directors and other persons under which fixed stock options are granted and the option price is generally not less than the fair value of a share of the underlying stock at the date of grant (collectively, the "Comcast Option Plans"). Under the Comcast Option Plans, 55.9 million shares of Class A Special Common Stock were reserved as of December 31, 2001. Option terms are generally from five to 10 1/2 years, with options generally becoming exercisable between two and 9 1/2 years from the date of grant.

     The following table summarizes the activity of the Comcast Option Plans (options in thousands):


                                              2001                      2000                       1999
                                      ---------------------     ---------------------     -----------------------
                                                  Weighted-                 Weighted-                   Weighted-
                                                   Average                   Average                     Average
                                                  Exercise                  Exercise                    Exercise
                                       Options      Price        Options      Price        Options        Price
                                      ---------  -----------    ---------  -----------    ---------    -----------
     Class A Special Common Stock

     Outstanding at beginning of year    49,618    $23.69        40,416      $16.01        43,002        $11.09
     Granted                             10,084     37.52        15,300       39.43         7,403         34.16
     Exercised                           (3,360)    10.62        (4,805)       8.60        (7,527)         6.76
     Canceled                              (821)    30.69        (1,293)      25.98        (2,462)        12.90
                                      ---------               ---------                 ---------
     Outstanding at end of year          55,521     26.89        49,618       23.69        40,416         16.01
                                      =========               =========                 =========
     Exercisable at end of year          16,892     15.57        13,267       11.35        10,947          8.19
                                      =========               =========                 =========


     The following table summarizes information about the Class A Special Common Stock options outstanding under the Comcast Option Plans as of December 31, 2001 (options in thousands):


                                                     Options Outstanding                 Options Exercisable
                                          ------------------------------------------  -------------------------
                                                           Weighted-
                                                            Average       Weighted-                 Weighted-
     Range of                                Number        Remaining       Average      Number       Average
     Exercise                              Outstanding    Contractual     Exercise    Exercisable    Exercise
     Prices                                at 12/31/01       Life           Price     at 12/31/01     Price
     -------------------                  ------------- ---------------  -----------  -----------  ------------
     $4.96 - $6.04                            2,229           1 year        $5.74        2,067        $5.71
     $6.71 - $10.06                           7,095        3.3 years         8.70        4,829         8.95
     $10.11 - $14.94                          4,267        4.9 years        13.13        2,428        13.04
     $15.66 - $22.88                         10,490        6.4 years        17.01        4,809        17.01
     $27.59 - $34.48                          6,112        7.4 years        32.29        2,042        31.96
     $34.50 - $41.38                         21,745        8.9 years        37.78          490        38.52
     $41.44 - $53.13                          3,583        8.3 years        46.05          227        45.71
                                          ---------                                  ---------
                                             55,521                                     16,892
                                          =========                                  =========

COMCAST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999 (Continued)


     The weighted-average fair value at date of grant of a Class A Special Common Stock option granted under the Comcast Option Plans during 2001, 2000 and 1999 was $19.07, $21.20 and $20.41, respectively. The fair value of each option granted during 2001, 2000 and 1999 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:


                                                                          Year Ended December 31,
                                                                     2001           2000           1999
                                                                   ---------      ---------       -------
     Dividend yield................................................       0%             0%            0%
     Expected volatility...........................................    35.7%          35.8%         36.1%
     Risk-free interest rate.......................................     5.1%           6.3%          5.8%
     Expected option lives (in years)..............................      8.0            8.0           9.9
     Forfeiture rate...............................................     3.0%           3.0%          3.0%

     Subsidiary Option Plans. Certain of the Company's subsidiaries maintain qualified and nonqualified combination stock option/stock appreciation rights ("SAR") plans (collectively, the "Tandem Plans") for employees, officers, directors and other designated persons. Under the Tandem Plans, the option price is generally not less than the fair value, as determined by an independent appraisal, of a share of the underlying common stock at the date of grant. If the eligible participant elects the SAR feature of the Tandem Plans, the participant receives 75% of the excess of the fair value of a share of the underlying common stock over the exercise price of the option to which it is attached at the exercise date. Option holders have stated an intention not to exercise the SAR feature of the Tandem Plans. Because the exercise of the option component is more likely than the exercise of the SAR feature, compensation expense is measured based on the stock option component. Under the Tandem Plans, option/SAR terms are ten years from the date of grant, with options/SARs generally becoming exercisable over four to five years from the date of grant.

     The QVC Tandem Plan is the most significant of the Tandem Plans. The following table summarizes information related to the QVC Tandem Plan (options/SARs in thousands):


                                                                             At December 31,
                                                                   2001            2000           1999
                                                                -----------     ----------     -----------
Options/SARs outstanding at end
   of year......................................................        253            219             200
                                                                ===========     ==========     ===========
Weighted-average exercise price of
   options/SARs outstanding
   at end of year...............................................    $913.88        $789.51         $618.02
                                                                ===========     ==========     ===========
Options/SARs exercisable at end
   of year......................................................        113             79              80
                                                                ===========     ==========     ===========
Weighted-average exercise price
   of options/SARs exercisable
   at end of year...............................................    $706.51        $606.92         $505.86
                                                                ===========     ==========     ===========


     As of the latest valuation date, the fair value of a share of QVC Common Stock was $1,492.00.

COMCAST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999 (Continued)


     Had compensation expense for the Company's aforementioned stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans under the provisions of SFAS No. 123, the Company's net income and net income per share would have changed to the pro forma amounts indicated below (dollars in millions, except per share data):


                                                                             Year Ended December 31,
                                                                         2001          2000          1999
                                                                      ----------    ----------    ----------
     Net income:
          As reported................................................     $608.6      $2,021.5      $1,065.7
          Pro forma..................................................     $482.0      $1,918.1      $1,005.5

     Net income for common stockholders:
          As reported................................................     $608.6      $1,998.0      $1,036.0
          Pro forma..................................................     $482.0      $1,894.6        $975.8

     Basic earnings for common stockholders per common share:
          As reported................................................      $0.64         $2.24         $1.38
          Pro forma..................................................      $0.51         $2.13         $1.30

     Diluted earnings for common stockholders per common share:
          As reported................................................      $0.63         $2.13         $1.30
          Pro forma..................................................      $0.50         $2.02         $1.23

     The pro forma effect on net income and net income per share for the years ended December 31, 2001, 2000 and 1999 by applying SFAS No. 123 may not be indicative of the pro forma effect on net income or loss in future years since SFAS No. 123 does not take into consideration pro forma compensation expense related to awards made prior to January 1, 1995 and since additional awards in future years are anticipated.

     Other Stock-Based Compensation Plans
     The Company maintains a restricted stock plan under which management employees may be granted restricted shares of the Company's Class A Special Common Stock (the "Restricted Stock Plan"). The shares awarded vest annually, generally over a period not to exceed five years from the date of the award, and do not have voting rights. At December 31, 2001, there were 714,000 unvested shares granted under the Restricted Stock Plan, of which 158,000 vested in January 2002.

     The Company maintains a deferred stock option plan for certain employees, officers and directors which provides the optionees with the opportunity to defer the receipt of shares of the Company's Class A Special Common Stock which would otherwise be deliverable upon exercise by the optionees of their stock options. As of December 31, 2001 and 2000, 5.9 million and 5.0 million shares were issuable under options exercised but the receipt of which was irrevocably deferred by the optionees pursuant to the Company's deferred stock option plan.

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

COMCAST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999 (Continued)


     The following table summarizes information related to the Company's Restricted Stock Plan and subsidiary SAR Plans:


                                                                          Year Ended December 31,
                                                                     2001           2000           1999
                                                                   ---------      ---------       -------
     Restricted Stock Plan
     Shares granted (in thousands)...............................        157            504           170
     Weighted-average fair value per share at date of grant......     $39.52         $37.80        $43.22
     Compensation expense (in millions)..........................       $8.9           $9.2          $4.7

     SAR Plans
     Compensation expense (in millions)..........................       $3.5           $2.2          $6.4

9.   INCOME TAXES

     The  Company   joins  with  its  80%  or  more  owned   subsidiaries   (the
     "Consolidated Group") in filing consolidated federal income tax returns. QVC and E! Entertainment, each file separate consolidated federal income tax returns. Income tax expense consists of the following components (in millions):


                                                                              Year Ended December 31,
                                                                         2001           2000           1999
                                                                       ---------      ---------      --------
     Current expense
     Federal.........................................................     $623.2         $321.4        $606.7
     State...........................................................       84.8           42.8         188.4
     Foreign.........................................................        2.9            2.5           2.0
                                                                       ---------      ---------      --------
                                                                           710.9          366.7         797.1
                                                                       ---------      ---------      --------

     Deferred expense (benefit)
     Federal.........................................................     (255.8)         998.6         (65.2)
     State...........................................................       15.1           76.0          (8.2)
                                                                       ---------      ---------      --------
                                                                          (240.7)       1,074.6         (73.4)
                                                                       ---------      ---------      --------
     Income tax expense..............................................     $470.2       $1,441.3        $723.7
                                                                       =========      =========      ========

     The Company's effective income tax expense differs from the statutory amount because of the effect of the following items (in millions):


                                                                              Year Ended December 31,
                                                                         2001           2000           1999
                                                                       ---------      ---------      --------
     Federal tax at statutory rate...................................     $299.7       $1,260.6        $525.0
     Non-deductible depreciation and amortization....................      106.6          102.1          49.8
     State income taxes, net of federal benefit......................       64.9           77.2         117.1
     Foreign (income) losses and equity in net losses of affiliates..        7.2            8.0          (2.0)
     Other...........................................................       (8.2)          (6.6)         33.8
                                                                       ---------      ---------      --------

     Income tax expense..............................................     $470.2       $1,441.3        $723.7
                                                                       =========      =========      ========

COMCAST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999 (Continued)


     The Company's net deferred tax liability consists of the following components (in millions):


                                                                              December 31,
                                                                         2001             2000
                                                                       ---------        ---------
     Deferred tax assets:
        Net operating loss carryforwards........................          $242.8           $289.8
        Allowances for doubtful accounts and excess
           and obsolete inventory...............................           108.7            109.0
        Other...................................................           167.0            163.5
                                                                       ---------        ---------
                                                                           518.5            562.3
                                                                       ---------        ---------

     Deferred tax liabilities:
        Temporary differences, principally book and tax basis
          of property and equipment and intangible assets.......         6,329.0          5,851.7
        Differences between book and tax basis
          in investments........................................           644.9          1,221.3
        Differences between book and tax basis of
          indexed debt securities...............................           195.7             65.9
                                                                       ---------        ---------
                                                                         7,169.6          7,138.9
                                                                       ---------        ---------
     Net deferred tax liability.................................        $6,651.1         $6,576.6
                                                                       =========        =========

     The Company recorded $212.3 million of deferred income tax liabilities in 2001 in connection with acquisitions principally related to basis differences in property and equipment and intangible assets. The Company recorded a decrease of ($148.6) million and ($3.055) billion, and an increase of $2.730 billion to deferred income tax liabilities in 2001, 2000 and 1999, respectively, in connection with unrealized gains (losses) on marketable securities which are included in other comprehensive income. The Company recorded $207.0 million of deferred income tax liabilities in 2001 in connection with the cumulative effect of accounting change related to the adoption of SFAS No. 133 (see Note 3).

     The Company has recorded net deferred tax liabilities of $275.4 million and $789.9 million, as of December 31, 2001 and 2000, respectively, which have been included in current liabilities, related primarily to current investments. The Company has net operating loss carryforwards of approximately $250.0 million which expire primarily in periods through 2019.

COMCAST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999 (Continued)


10.  STATEMENT OF CASH FLOWS - SUPPLEMENTAL INFORMATION

     The  following  table   summarizes  the  fair  values  of  the  assets  and
     liabilities  acquired by the Company through noncash transactions (see Note
     5) (in millions):


                                                                              Year Ended December 31,
                                                                         2001           2000           1999
                                                                       ---------     ----------      --------
     Current assets....................................................    $56.6         $216.2          $6.4
     Investments.......................................................                   437.3
     Property, plant & equipment.......................................    580.4        1,295.8          74.0
     Intangible assets.................................................  3,042.7       15,399.4         337.0
     Current liabilities...............................................    (37.0)        (277.3)        (11.1)
     Long-term debt....................................................                (2,146.5)
     Deferred income taxes.............................................    (76.9)      (3,308.0)       (114.6)
                                                                       ---------     ----------      --------
          Net assets acquired.......................................... $3,565.8      $11,616.9        $291.7
                                                                       =========     ==========      ========

     The following table summarizes the Company's cash payments for interest and income taxes (in millions):


                                                                                      Year Ended December 31,
                                                                                     2001      2000        1999
                                                                                   --------  --------    --------
     Interest.................................................................       $660.4    $705.8      $529.2
     Income taxes.............................................................       $561.2    $708.9      $190.5

11.  COMMITMENTS AND CONTINGENCIES

     Commitments
     The Company's programming networks have entered into license agreements for programs and sporting events which will be available for telecast subsequent to December 31, 2001. In addition, the Company, through Comcast-Spectacor, has employment agreements with both players and coaches of its professional sports teams. Certain of these employment agreements, which provide for payments that are guaranteed regardless of employee injury or termination, are covered by disability insurance if certain conditions are met. The following table summarizes the Company's minimum annual programming commitments under these license agreements, the Company's future commitments under long-term professional sports contracts, and the Company's minimum annual rental commitments for office space, equipment and transponder service agreements under noncancellable operating leases as of December 31, 2001 (in millions):


                                                                       Professional
                                                      Programming         Sports        Operating
                                                       Agreements        Contracts       Leases        Total
                                                     --------------   ---------------  -----------   ---------
         2002.....................................         $95.4             $122.5          $98.6      $316.5
         2003.....................................          82.6              108.8           78.0       269.4
         2004.....................................          84.0               84.5           68.8       237.3
         2005.....................................          82.6               50.8           54.3       187.7
         2006.....................................          85.8               28.7           39.6       154.1
         Thereafter...............................         413.6                8.0          148.6       570.2

COMCAST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999 (Continued)


     The following table summarizes the Company's rental expense charged to operations (in millions):


                                                                                      Year Ended December 31,
                                                                                     2001      2000        1999
                                                                                   --------  --------    --------
     Rental expense.............................................................     $120.9     $97.6       $88.5

     Contingencies
     The Company and the owners of the 34% interest in Comcast Spectacor that the Company does not own (the "Minority Group") each have the right to initiate an "exit" process under which the fair market value of Comcast Spectacor would be determined by appraisal. Following such determination, the Company would have the option to acquire the interests in Comcast Spectacor owned by the Minority Group based on the appraised fair market value. In the event the Company did not exercise this option, the Company and the Minority Group would then be required to use their best efforts to sell Comcast Spectacor.

     The Walt Disney Company ("Disney"), in certain circumstances, is entitled to cause Comcast Entertainment Holdings LLC ("Entertainment Holdings"), which is owned 50.1% by the Company and 49.9% by Disney, to purchase Disney's entire interest in Entertainment Holdings at its then fair market value (as determined by an appraisal process). If Entertainment Holdings elects not to purchase Disney's interests, Disney has the right, at its option, to purchase either the Company's entire interest in Entertainment Holdings or all of the shares of stock of E! Entertainment held by Entertainment Holdings in each case at fair market value. In the event that Disney exercises its rights, as described above, a portion or all of the Disney Notes (see Note 7) may be replaced with a three year note due to Disney.

     Liberty Media Group ("Liberty") may, at certain times, trigger the exercise of certain exit rights with respect to its investment in QVC. If Liberty Media triggers its exit rights, the Company has first right to purchase the stock in QVC held by Liberty at Liberty's pro rata portion of the fair market value (on a going concern or liquidation basis, whichever is higher, as determined by an appraisal process) of QVC. The Company may pay Liberty for such stock, subject to certain rights of Liberty to consummate the purchase in the most tax-efficient method available, in cash, the Company's promissory note maturing not more than three years after issuance, the Company's equity securities or any combination thereof. If the Company elects not to purchase the stock of QVC held by Liberty, then Liberty will have a similar right to purchase the stock of QVC held by the Company. If Liberty elects not to purchase the stock of QVC held by the Company, then Liberty and the Company will use their best efforts to sell QVC.

     The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to such actions is not expected to materially affect the financial condition, results of operations or liquidity of the Company.

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

COMCAST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999 (Continued)


12.  FINANCIAL DATA BY BUSINESS SEGMENT

     The following represents the Company's significant business segments, "Cable" and "Commerce." The Company's regional sports programming networks, which derive a substantial portion of their revenues from the Company's cable operations, were previously included in "Other." In 2001, as a result of a change in the Company's internal reporting structure, the Company's regional sports programming networks are now included in the Company's Cable segment for all periods presented (see Note 1). The components of net income (loss) below operating income (loss) are not separately evaluated by the Company's management on a segment basis (dollars in millions).

                                                                                              Corporate
                                                                     Cable        Commerce   and Other(1)     Total
                                                                 -------------- ------------ ------------  -----------
   2001
   Revenues (2)....................................................  $5,130.7     $3,917.3         626.2     $9,674.2
   Operating income (loss) before depreciation and amortization (3)   2,054.1        722.3         (74.6)     2,701.8
   Depreciation and amortization...................................   3,043.6        143.3         261.1      3,448.0
   Operating income (loss).........................................    (989.5)       579.0        (335.7)      (746.2)
   Interest expense................................................     546.4         25.9         159.5        731.8
   Assets..........................................................  29,084.6      2,680.5       6,366.7     38,131.8
   Long-term debt..................................................   8,363.2         62.7       3,315.7     11,741.6
   Capital expenditures............................................   1,855.3        142.9         183.5      2,181.7

   2000
   Revenues (2)....................................................  $4,208.5     $3,535.9        $474.2     $8,218.6
   Operating income (loss) before depreciation and amortization (3)   1,903.4        619.2         (52.3)     2,470.3
   Depreciation and amortization...................................   2,419.5        125.9          85.9      2,631.3
   Operating income (loss).........................................    (516.1)       493.3        (138.2)      (161.0)
   Interest expense................................................     515.9         34.9         140.6        691.4
   Assets..........................................................  25,763.9      2,503.0       7,477.6     35,744.5
   Long-term debt..................................................   6,711.0        302.0       3,504.4     10,517.4
   Capital expenditures............................................   1,248.9        155.9         232.0      1,636.8

   1999
   Revenues (2)....................................................  $2,969.9     $3,167.4        $391.9     $6,529.2
   Operating income (loss) before depreciation and amortization (3)   1,358.0        538.8         (16.8)     1,880.0
   Depreciation and amortization...................................   1,028.3        117.2          70.5      1,216.0
   Operating income (loss).........................................     329.7        421.6         (87.3)       664.0
   Interest expense................................................     353.5         39.6         145.2        538.3
   Assets..........................................................  10,863.6      2,243.6      15,578.4     28,685.6
   Long-term debt..................................................   4,735.5        476.7       3,495.0      8,707.2
   Capital expenditures............................................     739.9         80.1          73.8        893.8
--------------

(1) Other includes segments not meeting certain quantitative guidelines for reporting including the Company's content (see Note 1) and business communications operations, as well as elimination entries related to the segments presented. Corporate and other assets consist primarily of the Company's investments (see Note 6).
(2) Revenues include $508.1 million, $458.4 million and $448.2 million in 2001, 2000 and 1999, respectively, of non-US revenues, principally related to the Company's Commerce segment. No single customer accounted for a significant amount of the Company's revenues in any period.
(3) Operating income (loss) before depreciation and amortization is commonly referred to in the Company's businesses as "operating cash flow (deficit)." Operating cash flow is a measure of a company's ability to generate cash to service its obligations, including debt service obligations, and to finance capital and other expenditures. In part due to the capital intensive nature of the Company's businesses and the resulting significant level of non-cash depreciation and amortization expense, operating cash flow is frequently used as one of the bases for comparing businesses in the Company's industries, although the Company's measure of operating cash flow may not be comparable to similarly titled measures of other companies. Operating cash flow is the primary basis used by the Company's management to measure the operating performance of its businesses. Operating cash flow does not purport to represent net income or net cash

COMCAST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999 (Concluded)


     provided by operating activities, as those terms are defined under generally accepted accounting principles, and should not be considered as an alternative to such measurements as an indicator of the Company's performance.

13.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)


                                                              First      Second      Third       Fourth       Total
                                                             Quarter     Quarter    Quarter     Quarter       Year
                                                            ---------   ---------  ---------  ------------  ---------
                                                                   (Dollars in millions, except per share data)
  2001
  Revenues.................................................. $2,196.1    $2,298.5   $2,355.5     $2,824.1    $9,674.2
  Operating loss............................................   (100.5)     (133.3)    (178.2)      (334.2)     (746.2)
  Income (loss) before extraordinary items and cumulative
       effect of accounting change..........................    616.7        36.7     (106.8)      (321.0)      225.6
  Basic earnings (loss) for common
       stockholders per common share
    Income (loss) before extraordinary items and cumulative
       effect of accounting change..........................     0.65        0.04      (0.11)       (0.34)       0.24
    Net income (loss).......................................     1.06        0.04      (0.11)       (0.34)       0.64
  Diluted earnings (loss) for common
       stockholders per common share
    Income (loss) before extraordinary items and cumulative
       effect of accounting change..........................     0.64        0.04      (0.11)       (0.34)       0.23
    Net income (loss).......................................     1.04        0.04      (0.11)       (0.34)       0.63
  Operating income before depreciation and amortization (1).    640.9       700.4      705.8        654.7     2,701.8

  2000
  Revenues.................................................. $1,938.9    $1,912.1   $1,960.0     $2,407.6    $8,218.6
  Operating income (loss)...................................     41.2       (31.6)     (56.4)      (114.2)     (161.0)
  Income (loss) before extraordinary items..................   (186.4)      198.8    1,249.1        783.6     2,045.1
  Basic earnings (loss) for common
       stockholders per common share
  Income (loss) before extraordinary items..................    (0.23)       0.21       1.37         0.87        2.27
    Net income (loss).......................................    (0.24)       0.20       1.37         0.86        2.24
  Diluted earnings (loss) for common
       stockholders per common share
  Income (loss) before extraordinary items..................    (0.23)       0.20       1.29         0.81        2.16
    Net income (loss).......................................    (0.24)       0.19       1.29         0.80        2.13
  Operating income before depreciation and amortization (1).    586.9       602.8      605.7        674.9     2,470.3
--------------

(1)  See Note 12, note 3.

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

     Except for the information regarding executive officers required by Item 401 of Regulation S-K, which is included in Part I of this Annual Report on Form 10-K as Item 4A in accordance with General Instruction G(3), the following required information is incorporated by reference to our definitive Proxy Statement for our Annual Meeting of Shareholders presently scheduled to be held in June 2002:

       Item 10    Directors and Executive Officers of the Registrant
       Item 11    Executive Compensation
       Item 12    Security Ownership of Certain Beneficial Owners and Management
       Item 13    Certain Relationships and Related Transactions

     We will file our definitive Proxy Statement for our Annual Meeting of Shareholders with the Securities and Exchange Commission on or before April 30, 2002.

                                     PART IV

ITEM 14          EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) The following consolidated financial statements of ours are included in
Part II, Item 8:

              Independent Auditors' Report...................................38
              Consolidated Balance Sheet--December 31, 2001 and 2000.........39
              Consolidated Statement of Operations--Years
                Ended December 31, 2001, 2000 and 1999.......................40
              Consolidated Statement of Cash Flows--Years
                Ended December 31, 2001, 2000 and 1999.......................41
              Consolidated Statement of Stockholders' Equity--
                Years Ended December 31, 2001, 2000 and 1999.................42
              Notes to Consolidated Financial Statements.....................43

     (b) (i) The following financial statement schedules required to be filed by Items 8 and 14(d) of Form 10-K are included in Part IV:

              Schedule II - Valuation and Qualifying Accounts

              All other schedules are omitted because they are not applicable, not required or the required information is included in the consolidated financial statements or notes thereto.

     (c) Reports on Form 8-K:

         (i) We filed a Current Report on Form 8-K under Item 5 and 7(c) on December 20, 2001 relating to our announcement that we had entered into an Agreement and Plan of Merger with AT&T Corp. pursuant to which we agreed to a transaction which will result in the combination of Comcast Corporation and AT&T Broadband, a holding company of AT&T's broadband business.

     (d) Exhibits required to be filed by Item 601 of Regulation S-K:

          2.1 Agreement and Plan of Merger dated as of December 19, 2001 by and among AT&T Corp., AT&T Broadband Corp., Comcast
                     Corporation, AT&T Broadband Acquisition Corp., Comcast Acquisition Corp. and AT&T Comcast Corporation
                     (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed on December 20, 2001).
          3.1(a) Amended and Restated Articles of Incorporation filed on July 24, 1990 (incorporated by reference to Exhibit 3.1(a) to our Annual Report on Form 10-K for the year ended December 31, 1995).
          3.1(b) Amendment to Restated Articles of Incorporation filed on July 14, 1994 (incorporated by reference to Exhibit 3.1(b) to our Annual Report on Form 10-K for the year ended December 31, 1995).
          3.1(c) Amendment to Restated Articles of Incorporation filed on July 12, 1995 (incorporated by reference to Exhibit 3.1(c) to our Annual Report on Form 10-K for the year ended December 31, 1995).
          3.1(d) Amendment to Restated Articles of Incorporation filed on June 24, 1996 (incorporated by reference to Exhibit 4.1(d) to our Registration Statement on Form S-3, as amended, filed on July 16, 1996).
          3.1(e) Form of Statement of Designations, Preferences and Rights of Series B Convertible Preferred Stock of the Company (incorporated by reference to Exhibit 3.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 1997).
          3.1(f) Amendment to Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1(f) to our Annual Report on Form 10-K for the year ended December 31, 2000).

          3.2        Amended and Restated By-Laws  (incorporated by reference to
                     Exhibit 3.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 1999).
          4.1 Specimen Class A Common Stock Certificate (incorporated by reference to Exhibit 2(a) to our Registration Statement on Form S-7 filed on September 17, 1980).
          4.2 Specimen Class A Special Common Stock Certificate (incorporated by reference to Exhibit 4(2) to our Annual Report on Form 10-K for the year ended December 31, 1986).
          4.3 Indenture, dated as of October 17, 1991, between the Company and Bank of Montreal/Harris Trust (successor to Morgan Guaranty Trust Company of New York), as Trustee (incorporated by reference to Exhibit 2 to our Current Report on Form 8-K filed on October 31, 1991).
          4.4 Form of Debenture relating to our $300,000,000 10-5/8% Senior Subordinated Debentures due 2012 (incorporated by reference to Exhibit 4(17) to our Annual Report on Form 10-K for the year ended December 31, 1992).
          4.5 Form of Debenture relating to our $1,477,750,000 Principal Amount at Maturity of Zero Coupon Convertible Debentures due 2020 (incorporated by reference to Exhibit 4.7 to our Annual Report on Form 10-K for the year ended December 31,
                     2000).
          10.1* Comcast Corporation 1987 Stock Option Plan, as amended and restated, effective December 15, 1998 (incorporated by reference to Exhibit 10.2 to our Annual Report on Form 10-K for the year ended December 31, 1998).
          10.2* Comcast Corporation 1996 Stock Option Plan, as amended and restated, effective June 5, 2001 (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).
          10.3* Comcast Corporation 1996 Deferred Compensation Plan, as amended and restated, effective December 19, 2000 (incorporated by reference to Exhibit 10.4 to our Annual Report on Form 10-K for the year ended December 31, 2000).
          10.4* Comcast Corporation 1990 Restricted Stock Plan, as amended and restated, effective June 21, 1999 (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 1999).
          10.5* 1992 Executive Split Dollar Insurance Plan (incorporated by reference to Exhibit 10(12) to our Annual Report on Form 10-K for the year ended December 31, 1992).
          10.6* Comcast Corporation 1996 Cash Bonus Plan, as amended and restated, effective December 19, 2000 (incorporated by reference to Exhibit 10.7 to our Annual Report on Form 10-K for the year ended December 31, 2000).
          10.7* Comcast Corporation 1996 Executive Cash Bonus Plan, as amended through October 1, 2001.
          10.8* Compensation and Deferred Compensation Agreement by and between Comcast Corporation and Ralph J. Roberts, as amended and restated effective June 5, 2001.
          10.9* Compensation Agreement by and between Comcast Corporation and Brian L. Roberts (incorporated by reference to Exhibit
                     10.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2000).
          10.10*     Comcast Corporation Supplemental Executive Retirement Plan,
                     as amended and restated effective June 5, 2001.
          10.11      The  Comcast  Corporation  Retirement-Investment  Plan,  as
                     amended and restated  (incorporated by reference to Exhibit
                     10.3 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2000).
          10.12 Defined Contribution Plans Master Trust Agreement, between Comcast Corporation and State Street Bank and Trust Company (incorporated by reference to Exhibit 10.2 to our Registration Statement on Form S-8 filed on October 5,
                     1995).



----------
* Constitutes a management contract or compensatory plan or arrangement.

          10.13 Tax Sharing Agreement, dated as of December 2, 1992, among Storer Communications, Inc., TKR Cable I, Inc., TKR Cable II, Inc., TKR Cable III, Inc., AT&T Corp. (as successor to Tele-Communications, Inc.), the Company and each of the Departing Subsidiaries that are signatories thereto (incorporated by reference to Exhibit 4 to our Current Report on Form 8-K filed on December 17, 1992, as amended by Form 8 filed January 8, 1993).
          10.14* Comcast Corporation 1997 Deferred Stock Option Plan, as amended and restated, effective November 29, 2001 (incorporated by reference to Exhibit 4.1 to our
                     Registration  Statement  on Form S-8 filed on  January  22,
                     2002).
          10.15 Amended and Restated Stockholders Agreement, dated as of February 9, 1995, among the Company, Comcast QVC, Inc., QVC Programming Holdings, Inc., Liberty Media Corporation, QVC Investment, Inc. and Liberty QVC, Inc. (incorporated by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 1995).
          10.16 Indenture dated as of May 1, 1997, between Comcast Cable Communications, Inc. and The Bank of New York (as successor in interest to Bank of Montreal Trust Company), as Trustee, in respect of Comcast Cable Communications, Inc.'s 8-1/8% Notes due 2004, 8-3/8% Notes due 2007, 8-7/8% Notes due 2017, 8-1/2% Notes due 2027, 6.20% Notes due 2008, 6.375%
                     Notes due 2006, 6.75% Notes due 2011, 6.875% Notes due 2009
                     and 7.125%  Notes due 2013  (incorporated  by  reference to
                     Exhibit 4.1(a) to the Registration Statement on Form S-4 of Comcast Cable Communications, Inc.).
          10.17 Purchase and Sale Agreement dated as of January 19, 1999 among SBC Communications Inc., Comcast Cellular Holdings Corporation, Comcast Financial Corporation and Comcast Corporation (incorporated by reference to Exhibit 10.34 to our Annual Report on Form 10-K for the year ended December 31, 1998).
          10.18      Agreement  and Plan of  Merger,  dated as of  November  16,
                     1999,  by  and  among  Comcast  Corporation,   Comcast  LCI
                     Holdings, Inc., a wholly owned subsidiary of Comcast, Lenfest Communications, Inc. ("Lenfest") and Lenfest's stockholders as named therein. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on December 13, 1999).
          10.19 Asset Exchange Agreement, dated as of August 11, 2000, among AT&T Corp. and Comcast Corporation (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).
          10.20 Agreement and Plan of Reorganization, dated as of August 11, 2000, among Comcast Corporation, Comcast Cable Communications, Inc., Comcast CCCI II, LLC, Comcast Teleport, Inc., Comcast Heritage, Inc., Comcast Communications Properties, Inc., and AT&T Corp (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended September 30,
                     2000).
          10.21 Five-Year Revolving Credit Agreement, dated as of August 24, 2000, among Comcast Cable Communications, Inc. and the Financial Institutions Party Hereto, Banc of America Securities LLC and Chase Securities Inc., as Joint Lead Arrangers and Joint Book Managers, BNY Capital Markets, Inc. and Salomon Smith Barney Inc., as Co-Arrangers, Bank of America, N.A., as Administrative Agent, Swing Line
                     Lender and Letter of Credit Issuing Lender, Chase Securities Inc., as Syndication Agent and Citibank, N.A. and The Bank of New York, as Co- Documentation Agents (incorporated by reference to Exhibit 10.4 to the Comcast Cable Communications, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).
          10.22 364-Day Revolving Credit Agreement, dated as of July 17, 2001, among Comcast Cable Communications, Inc. and the Financial Institutions Party Hereto, Banc of America Securities LLC and Chase Securities Inc., as Joint Lead Arrangers and Joint Book Managers, BNY Capital Markets, Inc. and Salomon Smith Barney Inc., as Co-Arrangers, Bank of America, N.A., as Administrative Agent, Chase Securities Inc., as Syndication Agent and Citibank, N.A. and The Bank of New York, as Co-Documentation Agents.


----------
* Constitutes a management contract or compensatory plan or arrangement.

          10.23      Asset  Exchange  Closing  Agreement  dated as of January 1,
                     2001  among  Comcast  Corporation,   the  Comcast  Parties,
                     Adelphia   Communications   Corporation  and  the  Adelphia
                     Parties  (incorporated by reference to Exhibit 10.24 to our
                     Annual Report on Form 10-K for the year ended  December 31,
                     2000).
          21         List of Subsidiaries.
          23.1       Consent of Deloitte & Touche LLP.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in Philadelphia, Pennsylvania on March 29, 2002.

                                               Comcast Corporation


                                               By:  /s/ Brian L. Roberts
                                                    -------------------------
                                                    Brian L. Roberts
                                                    President and Director

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






        Signature                                           Title                                 Date
        ---------                                           -----                                 ----

/s/ Ralph J. Roberts                     Chairman of the Board of Directors; Director        March 29, 2002
-----------------------------
Ralph J. Roberts

/s/ Julian A. Brodsky                      Vice Chairman of the Board of Directors;          March 29, 2002
-----------------------------                              Director
Julian A. Brodsky

/s/ Brian L. Roberts                       President; Director (Principal Executive          March 29, 2002
-----------------------------                              Officer)
Brian L. Roberts

/s/ John R. Alchin                           Executive Vice President, Treasurer             March 29, 2002
-----------------------------                    (Principal Financial Officer)
John R. Alchin

/s/ Lawrence J. Salva                               Senior Vice President                    March 29, 2002
-----------------------------                   (Principal Accounting Officer)
Lawrence J. Salva

/s/ Decker Anstrom                                         Director                          March 29, 2002
-----------------------------
Decker Anstrom

/s/ Sheldon M. Bonovitz                                    Director                          March 29, 2002
-----------------------------
Sheldon M. Bonovitz

/s/ Joseph L. Castle II                                    Director                          March 29, 2002
-----------------------------
Joseph L. Castle II

/s/ Felix G. Rohatyn                                       Director                          March 29, 2002
-----------------------------
Felix G. Rohatyn

/s/ Bernard C. Watson                                      Director                          March 29, 2002
-----------------------------
Bernard C. Watson

/s/ Irving A. Wechsler                                     Director                          March 29, 2002
-----------------------------
Irving A. Wechsler

/s/ Anne Wexler                                            Director                          March 29, 2002
-----------------------------
Anne Wexler

                          INDEPENDENT AUDITORS' REPORT





Board of Directors and Stockholders
Comcast Corporation
Philadelphia, Pennsylvania

Our audits of the financial statements referred to in our report dated February 5, 2002 (which report expresses an unqualified opinion and includes an explanatory paragraph related to the adoption of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, effective January 1, 2001) appearing in the Annual Report on Form 10-K of Comcast Corporation (the "Company") for the year ended December 31, 2001 also included the financial statement schedule of the Company, listed in Item 14(b)(i). This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


/s/ Deloitte & Touche LLP

Philadelphia, Pennsylvania
February 5, 2002

                                    COMCAST CORPORATION AND SUBSIDIARIES
                                    ------------------------------------

                               SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                               -----------------------------------------------

                                YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
                                --------------------------------------------

                                                   (In millions)




                                                                 Additions
                                                Balance at      Charged to        Deductions        Balance
                                                 Beginning      Costs and            from            at End
                                                  of Year        Expenses        Reserves(A)        of Year
                                                ----------      ----------       -----------        --------

Allowance for Doubtful Accounts
2001                                               $141.7          $86.3              $74.1          $153.9

2000                                                136.6           65.9               60.8           141.7

1999                                                120.7           48.6               32.7           136.6


Allowance for Excess and Obsolete
  Electronic Retailing Inventories

2001                                               $105.5          $55.1              $46.3          $114.3

2000                                                 89.2           46.3               30.0           105.5

1999                                                 60.9           61.9               33.6            89.2




(A) Uncollectible accounts and excess and obsolete inventory written off.