Form 10-Q
period 2002-03-31
COMCAST CORP
filed 2002-05-15
CIK 22301

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

(X) Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended:

                                 MARCH 31, 2002
                                       OR

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
                           --------------------------

As of March 31, 2002, there were 914,504,317 shares of Class A Special Common Stock, 21,829,422 shares of Class A Common Stock and 9,444,375 shares of Class B Common Stock outstanding.

                                       COMCAST CORPORATION AND SUBSIDIARIES
                                                     FORM 10-Q
                                           QUARTER ENDED MARCH 31, 2002
                                                 TABLE OF CONTENTS

                                                                                                          Page
                                                                                                         Number
PART I.    FINANCIAL INFORMATION
           ITEM 1.    Financial Statements

                      Condensed Consolidated Balance Sheet as of March 31, 2002
                      and December 31, 2001 (Unaudited)......................................................2

                      Condensed Consolidated Statement of Operations and Retained
                      Earnings for the Three Months Ended March 31, 2002 and 2001 (Unaudited)................3

                      Condensed Consolidated Statement of Cash Flows for the
                      Three Months Ended March 31, 2002 and 2001 (Unaudited).................................4

                      Notes to Condensed Consolidated Financial Statements (Unaudited)..................5 - 14

           ITEM 2.    Management's Discussion and Analysis of Financial Condition
                      and Results of Operations........................................................15 - 22

PART II.   OTHER INFORMATION

           ITEM 1.    Legal Proceedings.....................................................................22

           ITEM 5.    Other Information.....................................................................22

           ITEM 6.    Exhibits and Reports on Form 8-K......................................................23

           SIGNATURE........................................................................................24

                       -----------------------------------

     This Quarterly Report on Form 10-Q is for the three months ended March 31, 2002. This Quarterly Report modifies and supersedes documents filed prior to this Quarterly Report. The SEC allows us to "incorporate by reference" information that we file with them, which means that we can disclose important information to you by referring you directly to those documents. Information incorporated by reference is considered to be part of this Quarterly Report. In addition, information that we file with the SEC in the future will automatically update and supersede information contained in this Quarterly Report. In this Quarterly Report, "Comcast," "we," "us" and "our" refer to Comcast Corporation and its subsidiaries.

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

Factors Affecting Future Operations

     On December 19, 2001, we entered into an Agreement and Plan of Merger with AT&T Corp. ("AT&T") pursuant to which we agreed to a transaction which will result in the combination of Comcast and a holding company of AT&T's broadband business ("AT&T Broadband"). Upon closing of the transaction, which is subject to shareholder, regulatory and other approvals, we will own cable systems in new communities in which we do not have established relationships with the cable subscribers, franchising authority and community leaders. Further, a substantial number of new employees must be integrated into our business practices and operations. Our results of operations may be significantly affected by our ability to efficiently and effectively manage these changes.

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

                                           COMCAST CORPORATION AND SUBSIDIARIES
                                                        FORM 10-Q
                                               QUARTER ENDED MARCH 31, 2002

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                           CONDENSED CONSOLIDATED BALANCE SHEET
                                                       (Unaudited)

                                                                                       (Dollars in millions, except share data)
                                                                                           March 31,         December 31,
                                                                                             2002               2001
                                                                                         -----------         -----------
ASSETS
CURRENT ASSETS
         Cash and cash equivalents .................................................     $     543.1         $     350.0
         Investments ...............................................................         2,087.4             2,623.2
         Accounts receivable, less allowance for doubtful accounts
                of $170.0 and $153.9 ...............................................           979.9               967.4

         Inventories, net ..........................................................           426.1               454.5
         Other current assets ......................................................           193.3               153.7
                                                                                         -----------         -----------
                           Total current assets ....................................         4,229.8             4,548.8
                                                                                         -----------         -----------
INVESTMENTS ........................................................................         1,065.3             1,679.2
PROPERTY AND EQUIPMENT, net of accumulated depreciation of $2,991.0 and $2,725.7....         7,034.0             7,011.1
GOODWILL ...........................................................................         6,441.2             6,289.4
CABLE FRANCHISE OPERATING RIGHTS ...................................................        16,491.1            16,486.4
OTHER INTANGIBLE ASSETS, net of accumulated amortization of $745.4 and $664.6 ......         1,534.2             1,733.5
OTHER NONCURRENT ASSETS, net .......................................................           349.8               383.4
                                                                                         -----------         -----------
                                                                                         $  37,145.4         $  38,131.8
                                                                                         ===========         ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
         Accounts payable ..........................................................     $     794.7         $     698.2
         Accrued expenses and other current liabilities ............................         1,637.0             1,695.5
         Deferred income taxes .....................................................            89.9               275.4
         Current portion of long-term debt .........................................           267.5               460.2
                                                                                         -----------         -----------
                           Total current liabilities ...............................         2,789.1             3,129.3
                                                                                         -----------         -----------
LONG-TERM DEBT, less current portion ...............................................        11,356.0            11,741.6
                                                                                         -----------         -----------
DEFERRED INCOME TAXES ..............................................................         6,406.7             6,375.7
                                                                                         -----------         -----------
OTHER NONCURRENT LIABILITIES .......................................................         1,418.0             1,532.0
                                                                                         -----------         -----------
MINORITY INTEREST ..................................................................           926.6               880.2
                                                                                         -----------         -----------
COMMITMENTS AND CONTINGENCIES (NOTE 10)
STOCKHOLDERS' EQUITY
        Class A special common stock, $1 par value - authorized,
            2,500,000,000 shares; issued, 914,504,317 and 937,256,465;
            outstanding, 914,504,317 and 913,931,554 ...............................           914.5               913.9
        Class A common stock, $1 par value - authorized, 200,000,000 shares;
            issued, 21,829,422 .....................................................            21.8                21.8
        Class B common stock, $1 par value - authorized, 50,000,000 shares; ........             9.4                 9.4
            issued, 9,444,375
         Additional capital ........................................................        11,769.9            11,752.0
         Retained earnings .........................................................         1,541.4             1,631.5
         Accumulated other comprehensive income (loss) .............................            (8.0)              144.4
                                                                                         -----------         -----------
                           Total stockholders' equity ..............................        14,249.0            14,473.0
                                                                                         -----------         -----------
                                                                                         $  37,145.4         $  38,131.8
                                                                                         ===========         ===========


See notes to condensed consolidated financial statements.

                                     COMCAST CORPORATION AND SUBSIDIARIES
                                                  FORM 10-Q
                                         QUARTER ENDED MARCH 31, 2002
                              CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND
                                              RETAINED EARNINGS
                                                 (Unaudited)

                                                                           (Amounts in millions, except per share data)
                                                                                Three Months Ended March 31,
                                                                                      2002           2001
                                                                                    ---------      ---------
REVENUES
    Service revenues.........................................................        $1,679.0       $1,348.0
    Net sales from electronic retailing......................................           993.5          884.0
                                                                                    ---------      ---------
                                                                                      2,672.5        2,232.0
                                                                                    ---------      ---------
COSTS AND EXPENSES
    Operating (excluding depreciation).......................................           746.0          639.7
    Cost of goods sold from electronic retailing (excluding depreciation)....           631.2          556.6
    Selling, general and administrative......................................           487.1          401.5
    Depreciation.............................................................           333.8          240.8
    Amortization.............................................................            53.3          493.9
                                                                                    ---------      ---------
                                                                                      2,251.4        2,332.5
                                                                                    ---------      ---------
OPERATING INCOME (LOSS)......................................................           421.1         (100.5)
OTHER INCOME (EXPENSE)
    Interest expense.........................................................          (186.7)        (182.3)
    Investment income (expense)..............................................          (248.0)         214.7
    Equity in net income (losses) of affiliates..............................            (5.4)           2.9
    Other income (expense)...................................................           (23.6)       1,194.2
                                                                                    ---------      ---------
                                                                                       (463.7)       1,229.5
                                                                                    ---------      ---------
INCOME (LOSS) BEFORE INCOME  TAXES, MINORITY INTEREST
    AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE...............................           (42.6)       1,129.0
INCOME TAX EXPENSE...........................................................            (2.7)        (485.6)
                                                                                    ---------      ---------
INCOME (LOSS) BEFORE MINORITY INTEREST AND CUMULATIVE
    EFFECT OF ACCOUNTING CHANGE..............................................           (45.3)         643.4
MINORITY INTEREST............................................................           (43.6)         (26.7)
                                                                                    ---------      ---------
INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE..................           (88.9)         616.7
CUMULATIVE EFFECT OF ACCOUNTING CHANGE.......................................                          384.5
                                                                                    ---------      ---------
NET INCOME (LOSS)............................................................          ($88.9)      $1,001.2
                                                                                    =========      =========
RETAINED EARNINGS
    Beginning of period......................................................        $1,631.5       $1,056.5
    Net income (loss)........................................................           (88.9)       1,001.2
    Retirement of common stock...............................................            (1.2)         (17.1)
                                                                                    ---------      ---------
    End of period............................................................        $1,541.4       $2,040.6
                                                                                    =========      =========
BASIC EARNINGS (LOSS) PER COMMON SHARE
    Income (loss) before cumulative effect of accounting change..............          ($0.09)         $0.65
    Cumulative effect of accounting change...................................                           0.41
                                                                                    ---------      ---------
       Net income (loss).....................................................          ($0.09)         $1.06
                                                                                    =========      =========
BASIC WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING...................           951.4          945.3
                                                                                    =========      =========
DILUTED EARNINGS (LOSS) PER COMMON SHARE
    Income (loss) before cumulative effect of accounting change..............          ($0.09)         $0.64
    Cumulative effect of accounting change...................................                           0.40
                                                                                    ---------      ---------
       Net income (loss).....................................................          ($0.09)         $1.04
                                                                                    =========      =========
DILUTED WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING.................           951.4          965.0
                                                                                    =========      =========

See notes to condensed consolidated financial statements.

                                      COMCAST CORPORATION AND SUBSIDIARIES
                                                    FORM 10-Q
                                          QUARTER ENDED MARCH 31, 2002
                                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                                   (Unaudited)


                                                                                         (Dollars in millions)
                                                                                     Three Months Ended March 31,
                                                                                          2002           2001
                                                                                        ---------      --------
OPERATING ACTIVITIES
   Net income (loss)................................................................       ($88.9)     $1,001.2
   Adjustments to reconcile net income (loss) to net cash provided by operating activities:
     Depreciation...................................................................        333.8         240.8
     Amortization...................................................................         53.3         493.9
     Non-cash interest expense, net.................................................         11.8          12.0
     Equity in net (income) losses of affiliates....................................          5.4          (2.9)
     Losses (gains) on investments and other (income) expense, net..................        277.5      (1,395.8)
     Minority interest..............................................................         43.6          26.7
     Cumulative effect of accounting change.........................................                     (384.5)
     Deferred income taxes..........................................................         16.9         421.6
     Other..........................................................................        (37.4)         14.0
                                                                                        ---------      --------
                                                                                            616.0         427.0
     Changes in working capital, net of effects of acquisitions and divestitures
        (Increase) decrease in accounts receivable, net.............................        (12.9)        119.1
        Decrease (increase) in inventories, net.....................................         28.4          (9.8)
        Increase in other current assets............................................        (46.9)        (45.4)
        Decrease in accounts payable, accrued expenses and
        other current liabilities...................................................        (65.3)       (237.9)
                                                                                        ---------      --------
                                                                                            (96.7)       (174.0)
          Net cash provided by operating activities.................................        519.3         253.0
                                                                                        ---------      --------
FINANCING ACTIVITIES
   Proceeds from borrowings.........................................................        520.0       2,608.2
   Retirements and repayments of debt...............................................       (451.1)     (2,219.6)
   Proceeds from settlement of interest rate exchange agreements....................         56.8
   Issuances of common stock........................................................          5.0          13.5
                                                                                        ---------      --------
          Net cash provided by financing activities.................................        130.7         402.1
                                                                                        ---------      --------
INVESTING ACTIVITIES
   Acquisitions, net of cash acquired...............................................        (12.1)        (26.4)
   Sales (purchases) of short-term investments, net.................................          0.7          (8.7)
   Purchases of investments.........................................................         (4.1)       (166.3)
   Proceeds from sales of investments...............................................         13.5         151.7
   Capital expenditures.............................................................       (399.1)       (516.9)
   Additions to intangible and other noncurrent assets..............................        (55.8)        (71.7)
                                                                                        ---------      --------
          Net cash used in investing activities.....................................       (456.9)       (638.3)
                                                                                        ---------      --------
INCREASE IN CASH AND CASH EQUIVALENTS...............................................        193.1          16.8
CASH AND CASH EQUIVALENTS, beginning of period......................................        350.0         651.5
                                                                                        ---------      --------
CASH AND CASH EQUIVALENTS, end of period............................................       $543.1        $668.3
                                                                                        =========      ========



See notes to condensed consolidated financial statements.

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 2002
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

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

     For a more complete discussion of the Company's accounting policies and certain other information, refer to the financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

     Reclassifications
     Certain reclassifications have been made to the prior year financial statements to conform to those classifications used in 2002 (see Note 2).

2.   RECENT ACCOUNTING PRONOUNCEMENTS

     SFAS No. 133, as Amended
     On January 1, 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivatives and Hedging Activities," as amended. SFAS No. 133 establishes accounting and reporting standards for derivatives and hedging activities. SFAS No. 133 requires that all derivative instruments be reported on the balance sheet at their fair values. Upon adoption of SFAS No. 133, the Company recognized as income a cumulative effect of accounting change, net of related income taxes, of $384.5 million. The increase in income consisted of a $400.2 million adjustment to record the debt component of indexed debt at a discount from its value at maturity and $191.3 million principally related to the reclassification of gains previously recognized as a component of accumulated other comprehensive income (loss) on the Company's equity derivative instruments, net of related deferred income taxes of $207.0 million.

     SFAS No. 142
     The Financial Accounting Standards Board ("FASB") issued SFAS No. 142, "Goodwill and Other Intangible Assets," in June 2001. SFAS No. 142 addresses how intangible assets that are acquired individually or with a group of other assets should be accounted for in financial statements upon and subsequent to their acquisition.

     The Company adopted SFAS No. 142 on January 1, 2002, as required by the new statement. Upon adoption, the Company no longer amortizes goodwill and other indefinite lived intangible assets, which consist primarily of cable franchise operating rights. The Company is required to test its goodwill and intangible assets that are determined to have an indefinite life for impairment at least annually. The provisions of SFAS No. 142 require the completion of an initial transitional impairment assessment, with any impairments identified treated as a cumulative effect of a change in accounting principle. The Company has completed this assessment and determined that no cumulative effect results from adopting this change in accounting principle (see Note 6).

     SFAS No. 143
     The FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," in June 2001. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The Company does not expect the adoption of SFAS No. 143 will have a material impact on its financial condition or results of operations.

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 2002
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

     SFAS No. 144
     The FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," in August 2001. SFAS No. 144, which addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of, supercedes SFAS No. 121 and is effective for fiscal years beginning after December 15, 2001. The Company adopted SFAS No. 144 on January 1, 2002. The adoption of SFAS No. 144 had no impact on the Company's financial condition or results of operations.

     EITF 01-9
     In November 2001, the Emerging Issues Task Force ("EITF") of the FASB reached a consensus on EITF 01-9, "Accounting for Consideration Given to a Customer (Including a Reseller of the Vendor's Products"). EITF 01-9 requires, among other things, that consideration paid to customers should be classified as a reduction of revenue unless certain criteria are met. Certain of the Company's content subsidiaries have paid or may pay distribution fees to cable television and satellite broadcast systems for carriage of their programming. The Company previously classified the amortization of these distribution fees as expense in its statement of operations. Upon adoption of EITF 01-9 on January 1, 2002, the Company reclassified certain of these distribution fees from expense to a revenue reduction for all periods presented in its statement of operations. The change in classification had no impact on the Company's reported operating income (loss) or financial condition.

     EITF 01-14
     In November 2001, the FASB staff announced EITF Topic D-103, "Income Statement Characterization of Reimbursements Received for 'Out-of-Pocket' Expenses Incurred," which has subsequently been recharacterized as EITF 01-14. EITF 01-14 requires that reimbursements received for out-of-pocket expenses incurred be characterized as revenue in the statement of operations.

     Under the terms of its franchise agreements, the Company is required to pay up to 5% of its gross revenues derived from providing cable services to the local franchising authority. The Company normally passes these fees through to its cable subscribers. The Company previously classified cable franchise fees collected from its cable subscribers as a reduction of the related franchise fee expense included within selling, general and administrative expenses in its statement of operations.

     EITF 01-14, by analogy, applies to franchise fees. Upon adoption of EITF 01-14 on January 1, 2002, the Company reclassified franchise fees collected from cable subscribers from a reduction of selling, general and administrative expenses to a component of service revenues for all periods presented in its statement of operations. The change in classification had no impact on the Company's reported operating income (loss) or financial condition.

3.   EARNINGS (LOSS) PER COMMON SHARE

     Earnings (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period on a basic and diluted basis.

     The following table reconciles the numerator and denominator of the computations of diluted earnings (loss) per common share ("Diluted EPS") for the interim periods presented.

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 2002
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

                                                                  (Amounts in millions, except per share data)
                                                                               Three Months Ended
                                                                                   March 31,
                                                                           2002                 2001
                                                                         ---------            ---------
     Income (loss) before cumulative effect of accounting change
       used for Diluted EPS............................................     ($88.9)              $616.7
                                                                         ---------            ---------
     Basic weighted average number of common shares outstanding........      951.4                945.3
     Dilutive securities:
        Series B convertible preferred stock...........................                             4.2
        Stock option and restricted stock plans........................                            15.5
                                                                         ---------            ---------
     Diluted weighted average number of common shares
       outstanding.....................................................      951.4                965.0
                                                                         =========            =========
     Diluted income (loss) before cumulative effect of
       accounting change per common share..............................     ($0.09)               $0.64
                                                                         =========            =========

     Potentially dilutive securities related to the Company's Zero Coupon Debentures, stock options and restricted stock plans (see below) were excluded from the computation of Diluted EPS for the three months ended March 31, 2002 because their effect on loss per common share was antidilutive.

     The Company's Zero Coupon Convertible Debentures due 2020 (the "Zero Coupon Debentures" - see Note 7) may be converted at any time prior to maturity if the closing sale price of the Company's Class A Special Common Stock is greater than 110% of the accreted conversion price (as defined). Diluted EPS for the interim periods in 2002 and 2001 exclude approximately 19.8 million and 21.1 million potential common shares related to the Zero Coupon Debentures as the weighted average closing sale price of the Company's Class A Special Common Stock was not greater than 110% of the accreted conversion price.

     Diluted EPS for the 2002 interim period excludes approximately 62.4 million potential common shares related to the Company's stock option and restricted stock plans because the assumed issuance of such potential common shares is antidilutive in periods in which there is a loss. Diluted EPS for the 2001 interim period excludes approximately 2.0 million potential common shares related to the Company's stock option plans because the option exercise price was greater than the average market price of the Company's common stock for the period.

4.   ACQUISITIONS AND OTHER SIGNIFICANT EVENTS

     Agreement and Plan of Merger with AT&T Broadband
     On December 19, 2001, the Company entered into an Agreement and Plan of Merger with AT&T Corp. ("AT&T") pursuant to which the Company agreed to a transaction which will result in the combination of the Company and a holding company of AT&T's broadband business ("AT&T Broadband") that AT&T will spin off to its shareholders immediately prior to the combination. As of March 31, 2002, AT&T Broadband served approximately 13.4 million subscribers. Under the terms of the transaction, the combined company will issue approximately 1.235 billion shares of its voting common stock to AT&T Broadband shareholders in exchange for all of AT&T's interests in AT&T Broadband, and approximately 115 million shares of its common stock to Microsoft Corporation ("Microsoft") in exchange for AT&T Broadband shares that Microsoft will receive immediately prior to the completion of the transaction for settlement of their $5 billion aggregate principal amount in quarterly income preferred securities. The combined company will also assume or incur approximately $20 billion of AT&T Broadband debt. For each share of a class of common stock of Comcast that they hold at the time of the merger, each Comcast shareholder will receive one share of a corresponding class of stock of the combined company. The

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 2002
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

     Company expects that the transaction will qualify as tax-free to both the Company and to AT&T. The Company will account for the transaction as an acquisition under the purchase method of accounting, with the Company as the acquiring entity. Consideration of facts and circumstances leading to the identification of the Company as the acquiring entity is described in
     Note 5 to the financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001. The transaction is subject to customary closing conditions and shareholder, regulatory and other approvals. The Company expects to close the transaction by the end of 2002.

     Unaudited Pro Forma Information
     The following unaudited pro forma information has been presented as if the acquisitions made by the Company in 2001 each occurred on January 1, 2001. For a discussion of the Company's 2001 acquisitions, refer to the financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.This information is based on historical results of operations and has been adjusted for acquisition costs. This information is not necessarily indicative of what the results would have been had the Company operated the entities acquired since January 1, 2001 (amounts in millions, except per share data).


                                                              Three Months Ended
                                                                March 31, 2001
                                                              ----------------


     Revenues.................................................    $2,380.0
     Income before cumulative effect of accounting change.....      $584.5
     Net income...............................................      $969.0
     Diluted EPS..............................................       $1.00


     Other Income (Expense)
     On January 1, 2001, the Company completed its cable systems exchange with Adelphia Communications Corporation ("Adelphia"). The Company received cable systems serving approximately 445,000 subscribers from Adelphia and Adelphia received certain of the Company's cable systems serving approximately 441,000 subscribers. The Company recorded to other income (expense) a pre-tax gain of $1.199 billion, representing the difference between the estimated fair value of $1.799 billion as of the closing date of the transaction and the Company's cost basis in the systems exchanged (see Note 9).

5.   INVESTMENTS

                                                                                March 31,      December 31,
                                                                                  2002             2001
                                                                             ---------------  --------------
                                                                                  (Dollars in millions)

           Fair value method
                  AT&T Corp............................................             $1,311.2      $1,514.9
                  Sprint Corp. PCS Group...............................              1,168.9       2,109.5
                  Other................................................                116.6         136.1
                                                                             ---------------  ------------
                                                                                     2,596.7       3,760.5
           Cost method.................................................                145.6         155.2
           Equity method...............................................                410.4         386.7
                                                                             ---------------  ------------
                  Total investments....................................              3,152.7       4,302.4

           Less, current investments...................................              2,087.4       2,623.2
                                                                             ---------------  ------------
           Non-current investments.....................................             $1,065.3      $1,679.2
                                                                             ===============  ============

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 2002
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

     Fair Value Method
     The Company holds unrestricted equity investments in certain publicly traded companies which it accounts for as available for sale or trading securities. The unrealized pre-tax gains on available for sale investments as of March 31, 2002 and December 31, 2001 of $70.7 million and $280.3 million, respectively, have been reported in the Company's balance sheet principally as a component of accumulated other comprehensive income
     (loss), net of related deferred income taxes of $24.7 million and $95.3 million, respectively.

     The cost, fair value and gross unrealized gains and losses related to the Company's available for sale securities are as follows:


                                                          March 31,         December 31,
                                                            2002                2001
                                                         -----------         -----------
                                                              (Dollars in millions)

     Cost..........................................         $1,343.6            $1,355.0
     Gross unrealized gains........................             71.1               283.2
     Gross unrealized losses.......................             (0.4)               (2.9)
                                                         -----------         -----------

     Fair value....................................         $1,414.3            $1,635.3
                                                         ===========         ===========

     Derivatives
     The Company uses derivative financial instruments to manage its exposure to fluctuations in interest rates, securities prices and certain foreign currencies. The Company also invests in businesses, to some degree, through the purchase of equity call option or call warrant agreements. The Company has issued indexed debt instruments and prepaid forward sale agreements whose value, in part, is derived from the market value of Sprint PCS common stock.

     The unrealized pre-tax losses on cash flow hedges as of March 31, 2002 and December 31, 2001 of $7.4 million and $0.9 million have been reported in the Company's balance sheet as a component of accumulated other comprehensive income (loss), net of related deferred income taxes of $2.6 million and $0.3 million, respectively.

     Investment Income (Expense)
     Investment income (expense) for the interim periods includes the following (in millions):


                                                                                   Three Months Ended
                                                                                       March 31,
                                                                                 2002              2001
                                                                              ----------         ---------
     Interest and dividend income..........................................         $6.9             $17.6
     Gains on sales and exchanges of investments, net......................          1.6              11.6
     Investment impairment losses..........................................        (12.6)           (894.1)
     Reclassification of unrealized gains..................................                        1,092.4
     Unrealized losses on Sprint PCS common stock..........................     (1,019.5)           (126.8)
     Mark to market adjustments on derivatives related to Sprint PCS
          common stock.....................................................        846.9             126.4
     Mark to market adjustments on derivatives and hedged items............        (71.3)            (12.4)
                                                                              ----------         ---------

         Investment income (expense)......................................       ($248.0)           $214.7
                                                                              ==========         =========

     The investment impairment loss for the three months ended March 31, 2001 relates principally to an other than temporary decline in the Company's investment in AT&T.

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 2002
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

6.   GOODWILL AND INTANGIBLE ASSETS

     The changes in the  carrying  amount of goodwill by business  segment  (see
     Note 11) for the periods presented are as follows (in millions):

                                                                                      Corporate
                                                         Cable          Commerce      and Other         Total
                                                      ------------    ------------   ------------   ------------
     Balance, December 31, 2001......................     $4,688.4          $834.8         $766.2       $6,289.4
         Purchase price allocation adjustments.......                                       151.8          151.8
                                                      ------------    ------------   ------------   ------------
     Balance, March 31, 2002.........................     $4,688.4          $834.8         $918.0       $6,441.2
                                                      ============    ============   ============   ============

     During the three months ended March 31, 2002, the Company recorded the final purchase price allocation related to the Company's acquisition, on October 30, 2001, of Outdoor Life Network, which resulted in an increase in goodwill and a corresponding decrease in cable and satellite television distribution rights.

     As of March 31, 2002, the weighted average amortization period for the Company's intangible assets subject to amortization is 8.3 years and estimated related amortization expense for each of the five years ended December 31 is as follows (in millions):


               2002............................            $202.8
               2003............................            $192.9
               2004............................            $171.3
               2005............................            $156.4
               2006............................            $134.7

     The following pro forma financial information for the three months ended March 31, 2001 is presented as if SFAS No. 142 was adopted as of January 1, 2001 (amounts in millions, except per share data):


                                                                            Net           Basic       Diluted
                                                                           Income          EPS          EPS
                                                                          --------      ---------    ---------
     As reported......................................................    $1,001.2          $1.06        $1.04
          Amortization of goodwill....................................        72.6           0.08         0.08
          Amortization of equity method goodwill......................         4.3
          Amortization of cable and sports franchise operating rights.       254.7           0.27         0.26
                                                                          --------      ---------    ---------
     As adjusted......................................................    $1,332.8          $1.41        $1.38
                                                                          ========      =========    =========
     Income before cumulative effect of
          accounting change, as adjusted..............................      $948.3
                                                                          ========

7.   LONG-TERM DEBT

     Commercial Paper
     The Company's senior bank credit facility consists of a $2.25 billion, five-year revolving credit facility and a $1.925 billion, 364-day revolving credit facility (together, the "Comcast Cable Revolver"). The 364-day revolving credit facility supports the commercial paper program of Comcast Cable Communications, Inc., a wholly owned subsidiary of the Company. Amounts outstanding under the commercial paper program are classified as long-term in the Company's balance sheet as of March 31, 2002 and December 31, 2001 as the Company has both the ability and the intent to refinance these obligations, if necessary, on a long-term basis with amounts available under the Comcast Cable Revolver.

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 2002
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

     Zero Coupon Convertible Debentures
     The Company's Zero Coupon Debentures have a yield to maturity of 1.25%, computed on a semi-annual bond equivalent basis. The Zero Coupon Debentures may be converted, subject to certain restrictions, into shares of the Company's Class A Special Common Stock at the option of the holder at a conversion rate of 14.2566 shares per $1,000 principal amount at maturity, representing an initial conversion price of $54.67 per share. The Zero Coupon Debentures are senior unsecured obligations. The Company may redeem for cash all or part of the Zero Coupon Debentures on or after December 19, 2005.

     Holders may require the Company to repurchase the Zero Coupon Debentures on December 19, 2002, 2003, 2005, 2010 and 2015. Holders may surrender the Zero Coupon Debentures for conversion at any time prior to maturity if the closing price of the Company's Class A Special Common Stock is greater than 110% of the accreted conversion price for at least 20 trading days of the 30 trading days prior to conversion. Amounts outstanding under the Zero Coupon Debentures are classified as long-term in the Company's balance sheet as of March 31, 2002 and December 31, 2001 as the Company has both the ability and the intent to refinance the Zero Coupon Debentures on a long-term basis with amounts available under the Comcast Cable Revolver in the event holders of the Zero Coupon Debentures exercise their rights to require the Company to repurchase the Zero Coupon Debentures in December 2002.

     ZONES
     At maturity, holders of the Company's 2.0% Exchangeable Subordinated Debentures due 2029 (the "ZONES") are entitled to receive in cash an amount equal to the higher of the principal amount of the ZONES or the market value of Sprint PCS common stock.

     Prior to maturity, each ZONES is exchangeable at the holders' option for an amount of cash equal to 95% of the market value of Sprint PCS Stock. As of March 31, 2002, the number of Sprint PCS shares held by the Company exceeded the number of ZONES outstanding.

     As of March 31, 2002 and December 31, 2001, long-term debt includes $954.6 million and $1.613 billion, respectively, of ZONES. Upon adoption of SFAS No. 133, the Company split the accounting for the ZONES into derivative and debt components. The Company records the change in the fair value of the derivative component of the ZONES (see Note 5) and the increase in the carrying value of the debt component of the ZONES as follows (in millions):


                                                                                    Three Months Ended
                                                                                        March 31,
                                                                                    2002          2001
                                                                                  --------       -------

     Decrease in derivative component to investment income (expense)..........      $663.7         $69.4
     Increase in debt component to interest expense...........................        $5.7          $5.4

     Interest Rates
     As of March 31, 2002 and December 31, 2001, the Company's effective weighted average interest rate on its long- term debt outstanding was 5.89% and 5.47%, respectively.

     Interest Rate Risk Management
     During the three months ended March 31, 2002, the Company settled $950.0 million aggregate notional amount of fixed to variable interest rate exchange agreements ("Swaps") and received proceeds of $56.8 million. This amount is being recognized as an adjustment to interest expense over the term of the related debt. During the three months ended March 31, 2002, variable to fixed Swaps with an aggregate notional amount of $33.5 million expired. As of March 31, 2002, the Company has variable to fixed Swaps with an aggregate notional amount of $216.8 million with an average pay rate of 4.9% and an average receive rate of 1.9%. The Swaps mature between 2002 and 2003.

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 2002
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

     Lines and Letters of Credit
     As of March 31, 2002, certain subsidiaries of the Company had unused lines of credit of $3.142 billion under their respective credit facilities.

     As of March 31, 2002, the Company and certain of its subsidiaries had unused irrevocable standby letters of credit totaling $87.0 million to cover potential fundings under various agreements.

8.   STOCKHOLDERS' EQUITY

     Retirement of Shares
     In March 2002, as a result of the merger of a wholly owned subsidiary into the Company, approximately 23.3 million shares of the Company's Class A Special Common Stock held by the subsidiary were retired and returned to authorized but unissued status.

     Comprehensive Income (Loss)
     The Company's total comprehensive income (loss) for the interim periods was as follows (in millions):


                                                              Three Months Ended
                                                                    March 31,
                                                                 2002        2001
                                                             ---------  ----------
     Net income (loss)....................................      ($88.9)   $1,001.2
     Unrealized gains (losses) on marketable securities...      (141.3)      114.6
     Reclassification adjustments for losses (gains)
       included in net income (loss)......................         4.7      (263.7)
     Unrealized losses on the effective portion
       of cash flow hedges................................        (4.2)       (1.2)
     Foreign currency translation losses..................       (11.6)       (9.4)
                                                             ---------  ----------
     Comprehensive income (loss)..........................     ($241.3)     $841.5
                                                             =========  ==========

9.   STATEMENT OF CASH FLOWS - SUPPLEMENTAL INFORMATION

     The fair values of the assets and liabilities acquired by the Company through noncash transactions during the three months ended March 31, 2001 are as follows (in millions):


                  Current assets..............................        $51.4
                  Property, plant & equipment.................        365.0
                  Intangible assets...........................      1,658.1
                  Current liabilities.........................        (36.0)
                                                                -----------
                       Net assets acquired....................     $2,038.5
                                                                ===========

     The Company made cash payments for interest and income taxes during the interim periods as follows (in millions):


                                                                       Three Months Ended
                                                                            March 31,
                                                                        2002         2001
                                                                      --------     --------
     Interest........................................................   $109.8       $103.2
     Income taxes....................................................    $29.5        $15.1

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 2002
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

10.  COMMITMENTS AND CONTINGENCIES

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

                                                                             Corporate and
                                                     Cable        Commerce     Other (1)       Total
     Three Months Ended March 31, 2002
     Revenues (2)............................      $1,469.4         $993.5        $209.6      $2,672.5
     Operating income before
         depreciation and amortization (3)...         597.5          192.3          18.4         808.2
     Depreciation and amortization...........         292.6           27.4          67.1         387.1
     Operating income (loss).................         304.9          164.9         (48.7)        421.1
     Interest expense........................         145.5            3.5          37.7         186.7
     Capital expenditures....................         358.1           31.8           9.2         399.1

     Three Months Ended March 31, 2001
     Revenues (2)............................      $1,194.4         $884.0        $153.6      $2,232.0
     Operating income (loss) before
         depreciation and amortization (3)...         487.1          172.7         (25.6)        634.2
     Depreciation and amortization...........         684.0           34.6          16.1         734.7
     Operating income (loss).................        (196.9)         138.1         (41.7)       (100.5)
     Interest expense........................         132.8            8.0          41.5         182.3
     Capital expenditures....................         437.7           26.1          53.1         516.9

     As of March 31, 2002
     Assets..................................     $29,368.3       $2,702.3      $5,074.8     $37,145.4
     Long-term debt, less current portion....       8,697.5            1.5       2,657.0      11,356.0

     As of December 31, 2001
     Assets..................................     $29,084.6       $2,680.5      $6,366.7     $38,131.8
     Long-term debt, less current portion....       8,363.2           62.7       3,315.7      11,741.6
     ---------------

     (1) Other includes segments not meeting certain quantitative guidelines for reporting including the Company's content and business communications operations as well as elimination entries related to the segments presented. Corporate and other assets consist primarily of the Company's investments (see Note 5).
     (2) Revenues include $145.2 million and $121.3 million in 2002 and 2001, respectively, of non-US revenues, principally related to the Company's commerce segment. No single customer accounted for a significant amount of the Company's revenues in any period.
     (3) Operating income (loss) before depreciation and amortization is commonly referred to in the Company's businesses as "operating cash flow (deficit)." Operating cash flow is a measure of a company's ability to generate cash to service its obligations, including debt service obligations, and to finance capital and other



                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 2002
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONCLUDED
                                   (Unaudited)

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

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 2002

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

General Developments of Business

     Refer to Note 4 to our financial statements included in Item 1 and Note 5 to our financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2001 for a discussion of our acquisitions and other significant events.

Liquidity and Capital Resources

     The cable communications and the electronic retail- ing industries are experiencing increasing competition and rapid technological changes. Our future results of operations will be affected by our ability to react to changes in the competitive environment and by our ability to implement new technologies. We believe that competition and technological changes will not significantly affect our ability to obtain financing.

     We believe that we will be able to meet our current and long-term liquidity and capital requirements, including fixed charges, through our cash flows from operating activities, existing cash, cash equivalents and investments, and through available borrowings under our existing credit facilities.

     We have both the ability and intent to redeem the $1.1 billion outstanding Zero Coupon Debentures with amounts available under subsidiary credit facilities if holders exercise their rights to require us to repurchase the Zero Coupon Debentures in December 2002. As of March 31, 2002, certain of our subsidiaries had unused lines of credit of $3.142 billion under their respective credit facilities.

     Refer to Note 7 to our financial statements included in Item 1 for a discussion of our Zero Coupon Debentures. Refer to Note 10 to our financial statements included in Item 1 for a discussion of our commitments and contingencies.

     AT&T Broadband Transaction

     Excluding AT&T Broadband's exchangeable notes, which are mandatorily redeemable at AT&T Broadband's option into shares of certain publicly traded companies held by AT&T Broadband, we currently estimate that an aggregate of approximately $20 billion of assumed and refinanced indebtedness will be required upon completion of the AT&T Broadband transaction. At the completion of the transaction, we anticipate that the combined company will assume approximately $7 to $8 billion of debt and will require financing of up to $14 billion, although the amount of debt assumed may be higher, offset by an equal reduction in the amount of required financing. The financing, while not a condition for the closing, is expected to include:

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

     On May 3, 2002, AT&T Broadband and the combined company entered into definitive credit agreements with a syndicate of lenders for an aggregate of $12.825 billion of new indebtedness in order to achieve these financing requirements. This financing requires subsidiary guarantees, including guarantees by certain of our wholly owned subsidiaries and by subsidiaries of AT&T Broadband.

     We may also use other available sources of financing to fund these requirements, including:

     o    our existing cash, cash equivalents and short-

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 2002

          term investments,

     o amounts available under our subsidiaries' lines of credit, which totaled $2.830 billion as of May 9, 2002, and

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

     Cash, Cash Equivalents and Short-term Investments

     We  have  traditionally   maintained   significant  levels  of  cash,  cash
equivalents and short-term investments to meet our short-term liquidity requirements. Our cash equivalents and short-term investments are recorded at fair value. Cash, cash equivalents and short-term investments as of March 31, 2002 were $2.631 billion, substantially all of which is unrestricted.

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

     Financing

     As of March 31, 2002 and December 31, 2001, our long-term debt, including current portion, was $11.624 billion and $12.202 billion, respectively.

     The $578.3 million decrease from December 31, 2001 to March 31, 2002 results principally from the $658.0 million aggregate reduction to the carrying value of our ZONES during 2002, offset by the effects of our net borrowings during 2002.

     Excluding the effects of interest rate risk management instruments, 16.4% and 13.4% of our long- term debt as of March 31, 2002 and December 31, 2001, respectively, was at variable rates.

     We have and may in the future, depending on certain factors including market conditions, make optional repayments on our debt obligations, which may include open market repurchases of our outstanding public notes and debentures.

     Refer to Note 7 to our financial statements included in Item 1 for a discussion of our long-term debt.

     Equity Price Risk

     We have entered into cashless collar agreements (the "Equity Collars") and prepaid forward sales agreements ("Prepaid Forward Sales") which we account for at fair value. The Equity Collars and Prepaid Forward Sales limit our exposure to and benefits from price fluctuations in Sprint PCS common stock.

     During the three months ended March 31, 2002 and 2001, the decrease in the fair value of our investment in Sprint PCS common stock, classified as a trading security, of $1.020 billion and $126.8 million was substantially offset by the changes in the fair values of the Equity Collars, the derivative components of the ZONES, and the Prepaid Forward Sales. See "Results of Operations - Investment Income (Expense)" below.

     Interest Rate Risk

     During the three months ended March 31, 2002, we settled $950.0 million aggregate notional amount of our fixed to variable interest rate exchange agreements ("Swaps") and received proceeds of $56.8 million. This amount is being recognized as an adjustment to interest expense over the term of the related debt. During the three months ended March 31, 2002, variable to fixed Swaps with an aggregate notional amount of $33.5 million expired. As of March 31, 2002, we have $216.8 million aggregate notional amount of variable to fixed Swaps with an average pay rate of 4.9% and an average receive rate of 1.9%. The Swaps mature between 2002 and 2003.

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 2002


     Accumulated Other Comprehensive Income (Loss)

     The change in accumulated other comprehensive income (loss) from December 31, 2001 to March 31, 2002 is principally attributable to decreases in unrealized gains on our investments classified as available for sale held throughout the period. Refer to Note 5 to our financial statements included in
Item 1.
                            -------------------------

Statement of Cash Flows

     Cash and cash equivalents increased $193.1 million as of March 31, 2002 from December 31, 2001. The increase in cash and cash equivalents resulted from cash flows from operating, financing and investing activities which are explained below.

     Net cash provided by operating activities amounted to $519.3 million for the three months ended March 31, 2002, due principally to our operating income before depreciation and amortization (see "Results of Operations"), and by changes in working capital as a result of the timing of receipts and disbursements and the effects of net interest and current income tax expense.

     Net cash provided by financing activities includes borrowings and repayments of debt, proceeds from settlement of Swaps, as well as proceeds from the issuances of our common stock. Net cash provided by financing activities was $130.7 million for the three months ended March 31, 2002. During the three months ended March 31, 2002, we borrowed $520.0 million, consisting of:

     o    $115.4 million under Comcast Cable's commercial paper program, and

     o    $404.6 million under revolving credit facilities.

     During the three months ended March 31, 2002, we repaid $451.1 million of our long-term debt, consisting of:

     o    $187.6 million under Comcast Cable's commercial paper program,

     o    $200.0 million of our 9.625% Senior Notes due 2002, and

     o    $63.5 million on certain of our revolving credit facilities.

     In addition, during the three months ended March 31, 2002, we received proceeds of $56.8 million from settlement of certain of our Swaps and proceeds of $5.0 million from issuances of our common stock.

     Net cash used in investing activities includes the effects of acquisitions, net of cash acquired, purchases of investments, capital expenditures, and additions to intangible and other noncurrent assets, offset by proceeds from sales of investments. Net cash used in investing activities was $456.9 million for the three months ended March 31, 2002, consisting primarily of capital expenditures of $399.1 million and additions to intangible and other noncurrent assets of $55.8 million.

                             -----------------------

Results of Operations

     The effects of our recent acquisitions were to increase our revenues and expenses, resulting in increases in our operating income before depreciation and amortization.

     We adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," on January 1, 2002, as required by the new statement. Refer to Notes 2 and 6 to our financial statements included in
Item 1 for a discussion of the impact the adoption of the new statement had on our consolidated financial condition and results of operations.

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 2002


     Our summarized financial information for the interim periods is as follows (dollars in millions, "NM" denotes percentage is not meaningful):

                                                                 Three Months Ended
                                                                      March 31,         Increase / (Decrease)
                                                                  2002        2001          $           %
                                                                ---------   ---------   ---------   ---------
Revenues.....................................................    $2,672.5    $2,232.0      $440.5        19.7%
Cost of goods sold from electronic retailing.................       631.2       556.6        74.6        13.4
Operating, selling, general and administrative expenses......     1,233.1     1,041.2       191.9        18.4
Depreciation.................................................       333.8       240.8        93.0        38.6
Amortization.................................................        53.3       493.9      (440.6)      (89.2)
                                                                ---------   ---------   ---------   ---------
Operating income (loss)......................................       421.1      (100.5)      521.6          NM
                                                                ---------   ---------   ---------   ---------
Interest expense.............................................      (186.7)     (182.3)        4.4         2.4
Investment income (expense)..................................      (248.0)      214.7      (462.7)         NM
Equity in net income (losses) of affiliates..................        (5.4)        2.9        (8.3)         NM
Other income (expense).......................................       (23.6)    1,194.2    (1,217.8)         NM
Income tax expense...........................................        (2.7)     (485.6)     (482.9)      (99.4)
Minority interest............................................       (43.6)      (26.7)       16.9        63.3
                                                                ---------   ---------   ---------   ---------
Income (loss) before cumulative effect of
   accounting change.........................................      ($88.9)     $616.7     ($705.6)         NM
                                                                =========   =========   =========   =========
Operating income before depreciation and
   amortization (1) .........................................      $808.2      $634.2      $174.0        27.5%
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

Consolidated Operating Results

     Revenues

     The increase in consolidated revenues for the interim period from 2001 to 2002 is primarily attributable to an increase in service revenues in our Cable segment and to an increase in net sales in our Commerce segment (see "Operating Results by Business Segment" below). The remaining increases are primarily the result of an increase in revenues from our content operations, principally due to growth in our historical operations and the effects of our acquisitions.

     On January 1, 2002, we adopted Emerging Issues Task Force ("EITF") 01-9, "Accounting for Consideration Given to a Customer (Including a Reseller of the Vendor's Products)" and EITF 01-14, "Income Statement Characterization of Reimbursements Received for 'Out-of-Pocket' Expenses Incurred."

     EITF 01-9 requires, among other things, that consideration paid to customers should be classified as a reduction of revenue unless certain criteria are met. Certain of our content subsidiaries have paid or may pay distribution fees to cable television and satellite broadcast systems for carriage of their programming. Upon adoption of EITF 01-9, we reclassified certain of these distribution fees from expense to a revenue reduction for all periods presented in our statement of operations.

     EITF 01-14 requires that reimbursements received

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 2002


for out-of-pocket expenses incurred be characterized as revenue in the statement of operations. Under the terms of our franchise agreements, we are required to pay up to 5% of our gross revenues derived from providing cable services to the local franchising authority. We normally pass these fees through to our cable subscribers. Upon adoption of EITF 01-14, we reclassified franchise fees collected from cable subscribers from a reduction of selling, general and administrative expenses to a component of service revenues for all periods presented in our statement of operations.

     The changes in classification had no impact on our reported operating income (loss) or financial condition. Refer to Note 2 to our financial statements included in Item 1 for a discussion of the adoption of EITF 01-9 and EITF 01-14.

     Cost of goods sold from electronic retailing

     Refer to the "Commerce" section of "Operating Results by Business Segment" below for a discussion of the increase in cost of goods sold from electronic retailing.

     Operating, selling, general and administrative expenses

     The increase in consolidated operating, selling, general and administrative expenses for the interim period from 2001 to 2002 is primarily attributable to increases in expenses in our Cable segment and, to a lesser extent, to increases in expenses in our Commerce segment (see "Operating Results by Business Segment" below). The remaining increases are primarily the result of increased expenses in our content operations, principally due to growth in our historical operations and the effects of our acquisitions.

     Depreciation

     The increase in depreciation expense for the interim period from 2001 to 2002 in our Cable segment is primarily due to the effects of our recent acquisitions and our capital expenditures. The increase in depreciation expense for the interim period from 2001 to 2002 in our Commerce segment is primarily due to the effects of our capital expenditures. The remaining increase is primarily the result of increases in depreciation in our content operations, principally due to the effects of our acquisitions.

     Amortization

     The decrease in amortization expense for the interim period from 2001 to 2002 is attributable to the adoption of SFAS No. 142 on January 1, 2002. Refer to Note 6 to our financial statements included in Item 1 for the pro forma impact of adoption of SFAS No. 142 on amortization expense.

Operating Results by Business Segment

     The following represent the operating results of our significant business segments, "Cable" and "Commerce." The remaining components of our operations are not independently significant to our consolidated financial condition or results of operations. Refer to Note 11 to our financial statements included in Item 1 for a summary of our financial data by business segment (dollars in millions).

Cable                                                             Three Months Ended
                                                                       March 31,                Increase
                                                                   2002        2001           $           %
                                                                 ---------   ---------    ---------    --------
Video........................................................     $1,149.6      $984.8       $164.8        16.7%
High-speed Internet..........................................        119.6        54.5         65.1       119.4
Advertising sales............................................         81.1        66.2         14.9        22.5
Other........................................................         67.9        45.7         22.2        48.6
Franchise fees...............................................         51.2        43.2          8.0        18.5
                                                                 ---------   ---------    ---------    --------
     Revenues................................................      1,469.4     1,194.4        275.0        23.0
Operating, selling, general and
     administrative expenses.................................        871.9       707.3        164.6        23.3
                                                                 ---------   ---------    ---------    --------
Operating income before depreciation
     and amortization (a)....................................       $597.5      $487.1       $110.4        22.7%
                                                                 =========   =========    =========    ========
---------------

(a) See footnote (1) on page 18.

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 2002


     Video revenue consists of our basic, expanded basic, premium, pay-per-view, equipment and digital subscriptions. Of the $164.8 million increase in video revenues for the interim period from 2001 to 2002, $92.3 million is attributable to the effects of our acquisitions of cable systems and $72.5 million relates to increased rates and subscriber growth in our historical operations, driven principally by growth in digital subscriptions. During the three months ended March 31, 2002, we added approximately 203,700 digital subscriptions.

     The increase in high-speed Internet revenue for the interim period from 2001 to 2002 is primarily due to the addition of approximately 92,400 high-speed Internet subscribers during the three months ended March 31, 2002, and to the effects of rate increases.

     The increase in advertising sales revenue for the interim period from 2001 to 2002 is primarily attributable to the effects of an additional broadcast week in the first quarter of 2002 and the continued leveraging of our market-wide fiber interconnects.

     Other revenue includes installation revenues, guide revenues, commissions from electronic retailing, revenues of our regional sports programming networks and revenue from other product offerings. The increase for the interim period from 2001 to 2002 is primarily attributable to the effects of our acquisitions, growth in our regional sports programming networks, and growth in commissions from electronic retailing.

     The increase in franchise fees collected from our cable subscribers under the terms of our franchise agreements for the interim period from 2001 to 2002 is attributable to the increases in our revenues upon which the fees apply.

     The increase in operating, selling, general and administrative expense is primarily due to the effects of our acquisitions of cable systems, as well as to the effects of increases in the costs of cable programming, high- speed Internet subscriber growth, and, to a lesser extent, increases in labor costs and other volume related expenses in our historical operations.

     Our cost of programming increases as a result of changes in rates, subscriber growth, additional channel offerings and our acquisitions. We anticipate the cost of cable programming will increase in the future as cable programming rates increase and additional sources of cable programming become available.

Commerce (QVC, Inc. and Subsidiaries)                             Three Months Ended
                                                                       March 31,                Increase
                                                                   2002        2001           $           %
                                                                 ---------   ---------    ---------    --------
Net sales from electronic retailing..........................       $993.5      $884.0       $109.5        12.4%
Cost of goods sold from electronic retailing.................        631.2       556.6         74.6        13.4
Operating, selling, general and administrative
     expenses................................................        170.0       154.7         15.3         9.9
                                                                 ---------   ---------    ---------    --------
Operating income before depreciation
     and amortization (a)....................................       $192.3      $172.7        $19.6        11.4%
                                                                 =========   =========    =========    ========
Gross margin.................................................         36.5%       37.0%
                                                                 =========   =========
---------------

(a) See footnote (1) on page 18.

     Of the $109.5 million increase in net sales from electronic retailing for the interim period from 2001 to 2002, $86.8 million is attributable to increases in net sales in the United States. This growth is principally the result of increases over the prior year interim period in the average number of homes receiving QVC services and in net sales per home as follows:


                                                             Three Months Ended
                                                               March 31, 2002
                                                             -------------------

Increase in average number of homes in U.S....................         3.8%
Increase in net sales per home in U.S.........................         7.4%

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 2002


     It is unlikely that the number of homes receiving the QVC service domestically will continue to grow at rates comparable to prior periods given that the QVC service is already received by approximately 96% of all U.S. cable television homes and substantially all satellite television homes in the U.S. Future growth in sales will depend increasingly on continued additions of new customers from homes already receiving the QVC service and continued growth in repeat sales to existing customers.

     The remaining increase of $22.7 million in net sales from electronic retailing for the interim period from 2001 to 2002 is primarily attributable to an increase in net sales in Germany and Japan offset, in part, by a decrease in net sales in the United Kingdom, and to the effects of fluctuations in foreign currency exchange rates during the period.

     The increase in cost of goods sold is primarily related to the growth in net sales. The decrease in gross margin is primarily due to the effect of a shift in sales mix.

     The increase in operating, selling, general and administrative expenses is primarily attributable to higher variable costs and personnel costs associated with the increase in sales volume.

Consolidated Analysis

     Interest Expense

     The increase in interest expense for the interim period from 2001 to 2002 is primarily due to the increase in our net borrowings.

     We anticipate that, for the foreseeable future, interest expense will be a significant cost to us. We believe we will continue to be able to meet our obligations through our ability both to generate operating income before depreciation and amortization and to obtain external financing.

                             -----------------------

     Investment Income (Expense)
     Investment income (expense) for the interim periods includes the following (in millions):

                                                                              Three Months Ended
                                                                                  March 31,
                                                                            2002              2001
                                                                         ----------         ---------
Interest and dividend income..........................................         $6.9             $17.6
Gains on sales and exchanges of investments, net......................          1.6              11.6
Investment impairment losses..........................................        (12.6)           (894.1)
Reclassification of unrealized gains..................................                        1,092.4
Unrealized losses on Sprint PCS common stock..........................     (1,019.5)           (126.8)
Mark to market adjustments on derivatives related to Sprint PCS
     common stock.....................................................        846.9             126.4
Mark to market adjustments on derivatives and hedged items............        (71.3)            (12.4)
                                                                         ----------         ---------

     Investment income (expense)......................................      ($248.0)           $214.7
                                                                         ==========         =========

     The investment impairment loss for the three months ended March 31, 2001 relates principally to an other than temporary decline in our investment in AT&T.
                            -------------------------

     Equity in Net Income (Losses) of Affiliates

     The change in equity in net income (losses) of affiliates for the interim period from 2001 to 2002 is primarily attributable to effects of changes in the net income or loss of our equity method investees.

     Other Income (Expense)

     On January 1, 2001, we completed our cable systems exchange with Adelphia Communications Corporation ("Adelphia"). We received cable systems serving approximately 445,000 subscribers from Adelphia and Adelphia received certain of our cable systems serving approximately 441,000 subscribers. We recorded to other

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 2002


income (expense) a pre-tax gain of $1.199 billion, representing the difference between the estimated fair value of $1.799 billion as of the closing date of the transaction and our cost basis in the systems exchanged.

     Income Tax Expense

     The decrease in income tax expense for the interim period from 2001 to 2002 is primarily the result of the effects of changes in our income before taxes, minority interest and cumulative effect of accounting change.

     Minority Interest

     The change in minority interest for the interim period from 2001 to 2002 is attributable to the effects of changes in the net income or loss of our less than wholly owned consolidated subsidiaries.

     Cumulative Effect of Accounting Change

     In connection with the adoption of SFAS No. 142, we completed an initial transitional impairment assessment of goodwill and other indefinite lived intangible assets, which consist primarily of our cable franchise operating rights. Based upon further guidance provided by the EITF, we determined that no cumulative effect results from adopting this change in accounting principle.

     In connection with the adoption of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, we recognized as income a cumulative effect of accounting change, net of related income taxes, of $384.5 million during the three months ended March 31, 2001. The income consisted of a $400.2 million adjustment to record the debt component of our ZONES at a discount from its value at maturity and $191.3 million principally related to the reclassification of gains previously recognized as a component of accumulated other comprehensive income (loss) on our equity derivative instruments, net of related deferred income taxes of $207.0 million.

     We believe that our operations are not materially affected by inflation.

PART II.   OTHER INFORMATION
-------    -----------------

ITEM 1.    LEGAL PROCEEDINGS

     We are subject to legal proceedings and claims which arise in the ordinary course of our business. In the opinion of our management, the amount of ultimate liability with respect to such actions is not expected to materially affect our financial condition, results of operations or liquidity.

ITEM 5.    OTHER INFORMATION

     The date of the Company's 2002 annual meeting of shareholders will be July 10, 2002, which date is more than 30 calendar days later than the one-year anniversary of the date of the Company's 2001 annual meeting of shareholders. Had a shareholder desired to have a shareholder proposal included in the Company's proxy statement for the 2002 annual meeting, the shareholder would have had to give timely notice of the proposal in writing to Stanley Wang, Executive Vice President and Secretary, at the address of the Company set forth on the cover page of this Form 10-Q by January 2, 2002. The Company did not receive any shareholder proposals by this date. Because of the change in the date of the annual meeting of shareholders, the Company is extending until May 22, 2002, the deadline for submitting such proposals for inclusion in the Company's proxy statement for the 2002 annual meeting of shareholders. In addition, a shareholder may wish to have a proposal presented at the 2002 annual meeting of shareholders but not to have such proposal included in the Company's proxy statement and form of proxy relating to that meeting. Pursuant to Section 2-9 of the Company's by-laws, notice of any such proposal must be received by the Company by May 28, 2002. If it is not received by that date, such proposal shall be deemed "untimely" for purposes of Rule14a-4(c) under the Securities Exchange Act of 1934, and, therefore, the proxies will have the right to exercise discretionary authority with respect to such proposal. Any such proposal should be directed to Stanley Wang, Executive Vice President and Secretary, at the address of the Company set forth on the cover page of this Form 10-Q.

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 2002


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits required to be filed by Item 601 of Regulation S-K:

         10.1 First Amendment to Five-Year Revolving Credit Agreement, dated as of May 7, 2002, among Comcast Cable Communications, Inc., AT&T Comcast Corporation and the Financial Institutions Party Hereto, Banc of America Securities LLC and J.P. Morgan Securities Inc. (f/k/a Chase Securities Inc.), as Joint Lead Arrangers and Joint Book Managers, BNY Capital Markets, Inc. and Salomon Smith Barney Inc., as Co-Arrangers, Bank of America, N.A., as Administrative Agent, J.P. Morgan Securities Inc. (f/k/a Chase Securities Inc.) as Syndication Agent, and Citibank, N.A. and The Bank of New York, as Co-Documentation Agents (incorporated by reference to Exhibit 10.1 to the Comcast Cable Communications, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2002).

         10.2 364-Day Revolving Credit Agreement, dated as of May 7, 2002, among Comcast Cable Communications, Inc., AT&T Comcast Corporation and the Financial Institutions Party Hereto, Banc of America Securities LLC and J.P. Morgan Securities Inc., as Joint Lead Arrangers and Joint Book Managers, Credit Suisse First Boston, Barclays Banc PLC and Deutsche Bank Securities Inc., as Co-Arrangers, Bank of America, N.A., as
                  Administrative Agent, J.P. Morgan Securities Inc., as Syndication Agent, and Credit Suisse First Boston, Barclays Banc PLC and Deutsche Bank Securities Inc., as Co-Documentation Agents (incorporated by reference to Exhibit
                  10.2 to the Comcast Cable Communications, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2002).

         10.3 Annex I to Five-Year Revolving Credit Agreement, dated as of August 24, 2000, Amended and Restated as of the Effective Date Defined Herein, among Comcast Cable Communications, Inc., AT&T Comcast Corporation and the Financial Institutions Party Hereto, Banc of America Securities LLC and J.P. Morgan Securities Inc. (f/k/a Chase Securities Inc.), as Joint Lead Arrangers and Joint Book Managers, BNY Capital Markets, Inc. and Salomon Smith Barney Inc., as Co-Arrangers, Bank of America, N.A., as Administrative Agent, J.P. Morgan Securities Inc. (f/k/a Chase Securities Inc.) as Syndication Agent, and Citibank, N.A. and The Bank of New York, as Co-Documentation Agents (incorporated by reference to Exhibit 10.3 to the Comcast Cable Communications, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2002).

         10.4 Annex I to 364-Day Revolving Credit Agreement, dated as of May 7, 2002, Amended and Restated as of the Effective Date Defined Herein, among Comcast Cable Communications, Inc., AT&T Comcast Corporation and the Financial Institutions Party Hereto, Banc of America Securities LLC and J.P. Morgan Securities Inc., as Joint Lead Arrangers and Joint Book Managers, Credit Suisse First Boston, Barclays Banc PLC and Deutsche Bank Securities Inc., as Co-Arrangers, Bank of America, N.A., as
                  Administrative Agent, J.P. Morgan Securities Inc., as Syndication Agent, and Credit Suisse First Boston, Barclays Banc PLC and Deutsche Bank Securities Inc., as Co-Documentation Agents (incorporated by reference to Exhibit
                  10.4 to the Comcast Cable Communications, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2002).

     (b)  Reports on Form 8-K:

          None.

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 2002

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         COMCAST CORPORATION
                                         ---------------------------------------


                                          /S/ LAWRENCE J. SALVA
                                         ---------------------------------------
                                         Lawrence J. Salva
                                         Senior Vice President
                                         (Principal Accounting Officer)


Date: May 15, 2002