Form 10-Q
period 2002-06-30
COMCAST CORP
filed 2002-08-14
CIK 22301

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

(X) Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended:
                                  JUNE 30, 2002
                                       OR
( ) Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from ________ to ________.

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
                           __________________________

As of June 30, 2002, there were 915,707,981 shares of Class A Special Common Stock, 21,591,115 shares of Class A Common Stock and 9,444,375 shares of Class B Common Stock outstanding.

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 2002
                                TABLE OF CONTENTS

                                                                                                          Page
                                                                                                         Number
                                                                                                         ------
PART I.    FINANCIAL INFORMATION

           ITEM 1.    Financial Statements

                      Condensed Consolidated Balance Sheet as of June 30, 2002
                      and December 31, 2001 (Unaudited)......................................................2

                      Condensed Consolidated Statement of Operations and Retained  Earnings for
                      the Three and Six Months Ended June 30, 2002 and 2001 (Unaudited)......................3

                      Condensed Consolidated Statement of Cash Flows for the Six Months
                      Ended June 30, 2002 and 2001 (Unaudited)...............................................4

                      Notes to Condensed Consolidated Financial Statements (Unaudited)..................5 - 18

           ITEM 2.    Management's Discussion and Analysis of Financial Condition
                      and Results of Operations........................................................19 - 27

PART II.   OTHER INFORMATION

           ITEM 1.    Legal Proceedings.....................................................................28

           ITEM 4.    Submission of Matters to a Vote of Security Holders...................................29

           ITEM 6.    Exhibits and Reports on Form 8-K......................................................30

           SIGNATURE........................................................................................31

                       ___________________________________

     This Quarterly Report on Form 10-Q is for the three months ended June 30, 2002. This Quarterly Report modifies and supersedes documents filed prior to this Quarterly Report. The SEC allows us to "incorporate by reference" information that we file with them, which means that we can disclose important information to you by referring you directly to those documents. Information incorporated by reference is considered to be part of this Quarterly Report. In addition, information that we file with the SEC in the future will automatically update and supersede information contained in this Quarterly Report. In this Quarterly Report, "Comcast," "we," "us" and "our" refer to Comcast Corporation and its subsidiaries.

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

Factors Affecting Future Operations

     On December 19, 2001, we entered into an Agreement and Plan of Merger with AT&T Corp. ("AT&T") pursuant to which we agreed to a transaction which will result in the combination of Comcast and a holding company of AT&T's broadband business ("AT&T Broadband"). On July 10, 2002, the shareholders of both Comcast and AT&T approved the transaction. Upon closing of the transaction, which is subject to regulatory and other approvals, we will own cable systems in new communities in which we do not have established relationships with the cable subscribers, franchising authority and community leaders. Further, a substantial number of new employees must be integrated into our business practices and operations. Our results of operations may be significantly affected by our ability to efficiently and effectively manage these changes.

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

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 2002

PART I.   FINANCIAL INFORMATION
-------   ---------------------

ITEM 1.   FINANCIAL STATEMENTS

                                        CONDENSED CONSOLIDATED BALANCE SHEET
                                                     (Unaudited)

                                                                           (Dollars in millions, except share data)
                                                                                   June 30,        December 31,
                                                                                     2002               2001
                                                                                  ----------       -----------
ASSETS
------
CURRENT ASSETS
   Cash and cash equivalents....................................................      $557.8            $350.0
   Investments..................................................................     1,057.6           2,623.2
   Accounts receivable, less allowance for doubtful accounts of
     $166.9 and $153.9..........................................................       957.0             967.4
   Inventories, net.............................................................       414.0             454.5
   Deferred income taxes........................................................       135.9             128.7
   Other current assets.........................................................       337.7             153.7
                                                                                  ----------       -----------
       Total current assets.....................................................     3,460.0           4,677.5
                                                                                  ----------       -----------
INVESTMENTS.....................................................................       727.6           1,679.2
PROPERTY AND EQUIPMENT, net of accumulated depreciation of $3,238.2 and $2,725.7     7,023.1           7,011.1
GOODWILL........................................................................     6,446.3           6,289.4
FRANCHISE RIGHTS................................................................    16,599.4          16,533.0
OTHER INTANGIBLE ASSETS, net of accumulated amortization of $803.3 and $664.6...     1,471.7           1,686.9
OTHER NONCURRENT ASSETS, net....................................................       390.7             383.4
                                                                                  ----------       -----------
                                                                                   $36,118.8         $38,260.5
                                                                                  ==========       ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES
   Accounts payable.............................................................      $680.1            $698.2
   Accrued expenses and other current liabilities...............................     1,371.7           1,695.5
   Deferred income taxes........................................................       121.8             404.1
   Current portion of long-term debt............................................       206.9             460.2
                                                                                  ----------       -----------
       Total current liabilities................................................     2,380.5           3,258.0
                                                                                  ----------       -----------
LONG-TERM DEBT, less current portion............................................    10,543.5          11,741.6
                                                                                  ----------       -----------
DEFERRED INCOME TAXES...........................................................     6,755.2           6,375.7
                                                                                  ----------       -----------
OTHER NONCURRENT LIABILITIES....................................................     1,421.1           1,532.0
                                                                                  ----------       -----------
MINORITY INTEREST...............................................................       986.7             880.2
                                                                                  ----------       -----------
COMMITMENTS AND CONTINGENCIES (NOTE 10)
STOCKHOLDERS' EQUITY
   Class A special common stock, $1 par value - authorized,
     2,500,000,000 shares; issued, 915,707,981 and 937,256,465; outstanding,
     915,707,981and 913,931,554.................................................       915.7             913.9
   Class A common stock, $1 par value - authorized, 200,000,000 shares;
     issued, 21,591,115 and 21,829,422..........................................        21.6              21.8
   Class B common stock, $1 par value - authorized, 50,000,000 shares;
     issued, 9,444,375..........................................................         9.4               9.4
   Additional capital...........................................................    11,791.5          11,752.0
   Retained earnings............................................................     1,317.3           1,631.5
   Accumulated other comprehensive income (loss)................................       (23.7)            144.4
                                                                                  ----------       -----------
       Total stockholders' equity...............................................    14,031.8          14,473.0
                                                                                  ----------       -----------
                                                                                   $36,118.8         $38,260.5
                                                                                  ==========       ===========
See notes to condensed consolidated financial statements.

                                                          2

                                          COMCAST CORPORATION AND SUBSIDIARIES
                                                        FORM 10-Q
                                               QUARTER ENDED JUNE 30, 2002
                                   CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND
                                                    RETAINED EARNINGS
                                                       (Unaudited)

                                                                           (Amounts in millions, except per share data)
                                                                              Three Months Ended     Six Months Ended
                                                                                   June 30,              June 30,
                                                                               2002       2001      2002       2001
                                                                            ---------  ---------  ---------  ---------
REVENUES
    Service revenues.......................................................  $1,714.4   $1,462.7   $3,393.4   $2,810.7
    Net sales from electronic retailing....................................     994.5      876.0    1,988.0    1,760.0
                                                                            ---------  ---------  ---------  ---------
                                                                              2,708.9    2,338.7    5,381.4    4,570.7
                                                                            ---------  ---------  ---------  ---------
COSTS AND EXPENSES
    Operating (excluding depreciation).....................................     723.4      671.7    1,469.4    1,311.4
    Cost of goods sold from electronic retailing (excluding depreciation)..     628.8      555.2    1,260.0    1,111.8
    Selling, general and administrative....................................     490.1      418.9      977.2      820.4
    Depreciation...........................................................     342.8      273.9      676.6      514.7
    Amortization...........................................................      45.4      552.3       98.7    1,046.2
                                                                            ---------  ---------  ---------  ---------
                                                                              2,230.5    2,472.0    4,481.9    4,804.5
                                                                            ---------  ---------  ---------  ---------
OPERATING INCOME (LOSS)....................................................     478.4     (133.3)     899.5     (233.8)
OTHER INCOME (EXPENSE)
    Interest expense.......................................................    (182.6)    (178.5)    (369.3)    (360.8)
    Investment income (expense)............................................    (459.1)     502.7     (707.1)     717.4
    Equity in net losses of affiliates.....................................     (43.0)      (9.5)     (48.4)      (6.6)
    Other income (expense).................................................       9.6       (6.3)     (14.0)   1,187.9
                                                                            ---------  ---------  ---------  ---------
                                                                               (675.1)     308.4   (1,138.8)   1,537.9
                                                                            ---------  ---------  ---------  ---------
INCOME (LOSS) BEFORE INCOME TAXES, MINORITY INTEREST
    AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE.............................    (196.7)     175.1     (239.3)   1,304.1
INCOME TAX BENEFIT (EXPENSE)...............................................      32.9     (103.0)      30.2     (588.6)
                                                                            ---------  ---------  ---------  ---------
INCOME (LOSS) BEFORE MINORITY INTEREST AND CUMULATIVE EFFECT
    OF ACCOUNTING CHANGE...................................................    (163.8)      72.1     (209.1)     715.5
MINORITY INTEREST..........................................................     (45.8)     (36.9)     (89.4)     (63.6)
                                                                            ---------  ---------  ---------  ---------
INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE................    (209.6)      35.2     (298.5)     651.9
CUMULATIVE EFFECT OF ACCOUNTING CHANGE.....................................                                      384.5
                                                                            ---------  ---------  ---------  ---------
NET INCOME (LOSS)..........................................................   ($209.6)     $35.2    ($298.5)  $1,036.4
                                                                            =========  =========  =========  =========
RETAINED EARNINGS
    Beginning of period....................................................  $1,541.4   $2,040.6   $1,631.5   $1,056.5
    Net income (loss)......................................................    (209.6)      35.2     (298.5)   1,036.4
    Retirement of common stock.............................................     (14.5)                (15.7)     (17.1)
                                                                            ---------  ---------  ---------  ---------
    End of period..........................................................  $1,317.3   $2,075.8   $1,317.3   $2,075.8
                                                                            =========  =========  =========  =========
BASIC EARNINGS (LOSS) PER COMMON SHARE
    Income (loss) before cumulative effect of accounting change............    ($0.22)     $0.04     ($0.31)     $0.69
    Cumulative effect of accounting change.................................                                       0.40
                                                                            ---------  ---------  ---------  ---------
       Net income (loss)...................................................    ($0.22)     $0.04     ($0.31)     $1.09
                                                                            =========  =========  =========  =========
BASIC WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING.................     952.3      951.1      951.9      948.2
                                                                            =========  =========  =========  =========
DILUTED EARNINGS (LOSS) PER COMMON SHARE
    Income (loss) before cumulative effect of accounting change............    ($0.22)     $0.04     ($0.31)     $0.67
    Cumulative effect of accounting change.................................                                       0.40
                                                                            ---------  ---------  ---------  ---------
       Net income (loss)...................................................    ($0.22)     $0.04     ($0.31)     $1.07
                                                                            =========  =========  =========  =========
DILUTED WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING...............     952.3      965.6      951.9      965.3
                                                                            =========  =========  =========  =========

See notes to condensed consolidated financial statements.

                                                            3

                                       COMCAST CORPORATION AND SUBSIDIARIES
                                                    FORM 10-Q
                                           QUARTER ENDED JUNE 30, 2002
                                  CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                                   (Unaudited)


                                                                                         (Dollars in millions)
                                                                                       Six Months Ended June 30,
                                                                                          2002           2001
                                                                                        ---------      --------
OPERATING ACTIVITIES
   Net income (loss)................................................................      ($298.5)     $1,036.4
   Adjustments to reconcile net income (loss) to net cash provided by operating activities:
     Depreciation...................................................................        676.6         514.7
     Amortization...................................................................         98.7       1,046.2
     Non-cash interest expense, net.................................................         21.5          26.1
     Equity in net losses of affiliates.............................................         48.4           6.6
     Losses (gains) on investments and other income (expense), net..................        738.8      (1,875.5)
     Minority interest..............................................................         89.4          63.6
     Cumulative effect of accounting change.........................................                     (384.5)
     Deferred income taxes..........................................................         (4.2)       (131.9)
     Proceeds from sales of trading security........................................                      280.3
     Other..........................................................................         (9.7)         19.3
                                                                                        ---------      --------
                                                                                          1,361.0         601.3
     Changes in working capital, net of effects of acquisitions and divestitures:
       Decrease in accounts receivable, net.........................................          8.9         111.2
       Decrease (increase) in inventories, net......................................         40.5         (33.3)
       Increase in other current assets.............................................        (18.2)        (65.3)
       (Decrease) increase in accounts payable, accrued expenses and other
         current liabilities........................................................       (341.7)        360.7
                                                                                        ---------      --------
                                                                                           (310.5)        373.3
           Net cash provided by operating activities................................      1,050.5         974.6
                                                                                        ---------      --------
FINANCING ACTIVITIES
   Proceeds from borrowings.........................................................        632.1       4,554.7
   Retirements and repayments of debt...............................................     (1,169.3)     (3,206.4)
   Proceeds from settlement of interest rate exchange agreements....................         56.8
   Issuances of common stock........................................................         11.2          20.2
   Deferred financing costs.........................................................         (2.3)        (22.5)
                                                                                        ---------      --------
           Net cash (used in) provided by financing activities......................       (471.5)      1,346.0
                                                                                        ---------      --------
INVESTING ACTIVITIES
   Acquisitions, net of cash acquired...............................................        (16.1)       (872.8)
   Sales (purchases) of short-term investments, net.................................          3.0        (135.5)
   Purchases of investments.........................................................        (31.6)       (175.7)
   Proceeds from sales of investments...............................................        595.9         225.3
   Capital expenditures.............................................................       (788.9)     (1,143.7)
   Additions to intangible and other noncurrent assets..............................       (133.5)       (123.8)
                                                                                        ---------      --------
           Net cash used in investing activities....................................       (371.2)     (2,226.2)
                                                                                        ---------      --------
INCREASE IN CASH AND CASH EQUIVALENTS...............................................        207.8          94.4
CASH AND CASH EQUIVALENTS, beginning of period......................................        350.0         651.5
                                                                                        ---------      --------
CASH AND CASH EQUIVALENTS, end of period............................................       $557.8        $745.9
                                                                                        =========      ========


See notes to condensed consolidated financial statements.

                                                        4

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 2002
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

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

     SFAS No. 142
     The Financial Accounting Standards Board ("FASB") issued SFAS No. 142, "Goodwill and Other Intangible Assets," in June 2001. SFAS No. 142 addresses how intangible assets that are acquired individually or with a group of other assets should be accounted for in financial statements upon and subsequent to their acquisition. The Company adopted SFAS No. 142 on January 1, 2002, as required by the new statement. Upon adoption, the Company no longer amortizes goodwill and other indefinite lived intangible assets, which consist of cable and sports franchise rights. The Company is required to test its goodwill and intangible assets that are determined to have an indefinite life for impairment at least annually. The provisions of SFAS No. 142 require the completion of an initial transitional impairment assessment, with any impairments identified treated as a cumulative effect of a change in accounting principle. The Company completed this assessment and determined that no cumulative effect results from adopting this change in accounting principle. The provisions of SFAS No. 142 also require the completion of an annual impairment test, with any impairments recognized in current earnings. The Company completed the annual impairment test during the three months ended June 30, 2002 and determined that no impairment charge is necessary (see Note 6).

     SFAS No. 143
     The FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," in June 2001. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is effective for fiscal years beginning after June 15,

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 2002
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

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

     SFAS No. 145
     The FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections," in April 2002. SFAS No. 145 rescinds, amends or makes various technical corrections to certain existing authoritative pronouncements. Among other things, SFAS No. 145 will change the accounting for certain gains and losses resulting from extinguishments of debt by requiring that a gain or loss from extinguishments of debt be classified as an extraordinary item only if it meets the specific criteria of APB Opinion No. 30. SFAS No. 145 also requires that cash flows from all trading securities, such as the Company's investment in Sprint PCS, be classified as cash flows from operating activities in its statement of cash flows.

     The Company adopted the provisions of SFAS No. 145 effective April 1, 2002, as permitted by the new statement. The Company previously classified losses from debt extinguishments as extraordinary items in its statement of operations. Upon adoption of SFAS No. 145, the Company reclassified these losses from extraordinary items to interest expense for all periods presented in its statement of operations. The change in classification had no effect on the Company's net income (loss) or financial condition. The
     Company previously classified cash flows from purchases, sales and maturities of its investment in Sprint PCS as cash flows from investing activities in its statement of cash flows. The change in classification was to increase the Company's net cash provided by operating activities and to increase the Company's net cash used in investing activities for the six months ended June 30, 2001.

     SFAS No. 146
     The FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," in June 2002. SFAS No. 146 changes the standards for recognition of a liability for a cost associated with an exit or disposal activity. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. SFAS No. 146 establishes that fair value is the objective for initial measurement of the liability. SFAS No. 146 nullifies the guidance of Emerging Issues Task Force ("EITF") 94-3 under which an entity recognized a liability for an exit cost on the date that the entity committed itself to an exit plan. The Company will adopt the provisions of SFAS No. 146 for exit or disposal activities that are initiated after December 31, 2002, as required by the new statement. The Company does not expect the adoption of SFAS No. 146 will have a material impact on its financial condition or results of operations.

     EITF 01-9
     In November 2001, the EITF of the FASB reached a consensus on EITF 01-9, "Accounting for Consideration Given to a Customer (Including a Reseller of the Vendor's Products"). EITF 01-9 requires, among other things, that consideration paid to customers should be classified as a reduction of revenue unless certain criteria are met. Certain of the Company's content subsidiaries have paid or may pay distribution fees to cable television and satellite broadcast systems for carriage of their programming. The Company previously classified the amortization of these distribution fees as expense in its statement of operations. Upon adoption of EITF 01-9 on January 1, 2002, the Company reclassified certain of these distribution fees from expense to a revenue reduction for all periods presented in its statement of operations. The change in classification had no impact on the Company's reported operating income (loss) or financial condition. This change does not apply to distribution fees paid by the Company's consolidated subsidiary, QVC, Inc. ("QVC") as the counterparties to QVC's distribution agreements

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 2002
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

     do not make revenue payments to QVC. Amortization expense includes $5.0 million, $7.0 million, $9.6 million and $14.1 million during the three months ended June 30, 2002 and 2001 and during the six months ended June 30, 2002 and 2001, respectively, related to QVC distribution fees.

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


                                                           (Amounts in millions, except per share data)
                                                             Three Months Ended       Six Months Ended
                                                                  June 30,                June 30,
                                                               2002       2001        2002       2001
                                                             ---------  ---------   ---------  ---------
   Income (loss) before cumulative effect of accounting
     change used for Diluted EPS..........................     ($209.6)     $35.2     ($298.5)    $651.9
                                                             =========  =========   =========  =========
   Basic weighted average number of common shares
     outstanding..........................................       952.3      951.1       951.9      948.2
   Dilutive securities:
        Series B convertible preferred stock..............                                           2.1
        Stock option and restricted stock plans...........                   14.5                   15.0
                                                             ---------  ---------   ---------  ---------
   Diluted weighted average number of common shares
     outstanding..........................................       952.3      965.6       951.9      965.3
                                                             =========  =========   =========  =========
   Diluted income (loss) before cumulative effect of
     accounting change per common share...................      ($0.22)     $0.04      ($0.31)     $0.67
                                                             =========  =========   =========  =========

   Potentially dilutive securities related to the Company's Zero Coupon Debentures, stock options and restricted stock plans (see below) were excluded from the computation of Diluted EPS for the three and six months ended June 30, 2002 because their effect on loss per common share was antidilutive.

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 2002
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

   The Company's Zero Coupon Convertible Debentures due 2020 (the "Zero Coupon Debentures" - see Note 7) may be converted at any time prior to maturity if the closing sale price of the Company's Class A Special Common Stock is greater than 110% of the accreted conversion price (as defined). Diluted EPS for the three months ended June 30, 2002 and 2001 and for the six months ended June 30, 2002 and 2001, respectively, excludes approximately 19.8 million, 21.1 million, 19.8 million and 21.1 million potential common shares related to the Zero Coupon Debentures, respectively, as the weighted average closing sale price of the Company's Class A Special Common Stock was not greater than 110% of the accreted conversion price.

   Diluted EPS for the three and six months ended June 30, 2002 excludes approximately 64.7 million and 63.7 million potential common shares related to the Company's stock option and restricted stock plans because the assumed issuance of such potential common shares is antidilutive in periods in which there is a loss. Diluted EPS for the three and six months ended June 30, 2001 excludes approximately 2.3 million and 2.1 million potential common shares, respectively, related to the Company's stock option plans because the option exercise price was greater than the average market price of the Company's common stock for the period.

4. ACQUISITIONS AND OTHER SIGNIFICANT EVENTS

   Agreement and Plan of Merger with AT&T Broadband
   On December 19,  2001,  the Company  entered  into an  Agreement  and Plan of
   Merger with AT&T Corp. ("AT&T") pursuant to which the Company agreed to a transaction which will result in the combination of the Company and a holding company of AT&T's broadband business ("AT&T Broadband") that AT&T will spin off to its shareholders immediately prior to the combination. As of June 30, 2002, AT&T Broadband served approximately 13.3 million subscribers. Under the terms of the transaction, the combined company will issue approximately 1.235 billion shares of its voting common stock to AT&T Broadband shareholders in exchange for all of AT&T's interests in AT&T Broadband, and approximately 115 million shares of its common stock to Microsoft Corporation ("Microsoft") in exchange for AT&T Broadband shares that Microsoft will receive immediately prior to the completion of the transaction for settlement of their $5 billion aggregate principal amount in quarterly income preferred securities.
   Excluding AT&T Broadband's exchangeable notes, which are mandatorily redeemable at AT&T Broadband's option into shares of certain publicly traded companies held by AT&T Broadband, the Company currently estimates that the combined company will require approximately $20 billion of assumed, refinanced and new indebtedness upon completion of the AT&T Broadband transaction. For each share of a class of common stock of Comcast that they hold at the time of the merger, each Comcast shareholder will receive one share of a corresponding class of stock of the combined company. The Company expects that the transaction will qualify as tax-free to both the Company and to AT&T. The Company will account for the transaction as an acquisition under the purchase method of accounting, with the Company as the acquiring entity. Consideration of facts and circumstances leading to the identification of the Company as the acquiring entity is described in Note 5 to the financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001. On July 10, 2002, shareholders of both the Company and AT&T approved the transaction. The transaction is subject to customary closing conditions and regulatory and other approvals. The Company expects to close the transaction by the end of 2002.

   Unaudited Pro Forma Information
   The following unaudited pro forma information has been presented as if the acquisitions made by the Company in 2001 each occurred on January 1, 2001. For a discussion of the Company's 2001 acquisitions, refer to the financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001. This information is based on historical results of operations and has been adjusted for acquisition costs. This information is not necessarily indicative of what the results would have been had the Company operated the entities acquired since January 1, 2001.

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 2002
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)


                                                                       (Amounts in millions,
                                                                       except per share data)
                                                                          Six Months Ended
                                                                           June 30, 2001
                                                                       ----------------------

          Revenues......................................................      $4,806.1
          Income before cumulative effect of accounting change..........        $605.9
          Net income....................................................        $990.4
          Diluted EPS...................................................         $1.03

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

5.   INVESTMENTS

                                                                                June 30,       December 31,
                                                                                  2002             2001
                                                                             ---------------  ------------
                                                                                  (Dollars in millions)
           Fair value method
                  AT&T Corp............................................               $444.2      $1,514.9
                  Sprint Corp. PCS Group...............................                758.2       2,109.5
                  Other................................................                100.8         227.2
                                                                             ---------------  ------------
                                                                                     1,303.2       3,851.6
           Cost method.................................................                128.3         143.6
           Equity method...............................................                353.7         307.2
                                                                             ---------------  ------------
                  Total investments....................................              1,785.2       4,302.4

           Less, current investments...................................              1,057.6       2,623.2
                                                                             ---------------  ------------
           Non-current investments.....................................               $727.6      $1,679.2
                                                                             ===============  ============

     Fair Value Method
     The Company holds unrestricted equity investments in certain publicly traded companies which it accounts for as available for sale or trading securities. The unrealized pre-tax gains on available for sale investments as of June 30, 2002 and December 31, 2001 of $32.4 million and $280.3 million, respectively, have been reported in the Company's balance sheet principally as a component of accumulated other comprehensive income
     (loss), net of related deferred income taxes of $11.3 million and $95.3 million, respectively.

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 2002
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

     The cost, fair value and gross unrealized gains and losses related to the Company's available for sale securities are as follows:


                                                               June 30,          December 31,
                                                                 2002                2001
                                                              -----------         -----------
                                                                   (Dollars in millions)

     Cost................................................          $469.7            $1,355.0
     Gross unrealized gains..............................            33.1               283.2
     Gross unrealized losses.............................            (0.7)               (2.9)
                                                              -----------         -----------

     Fair value..........................................          $502.1            $1,635.3
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

     The unrealized pre-tax losses on cash flow hedges as of June 30, 2002 and December 31, 2001 of $1.7 million and $0.9 million have been reported in the Company's balance sheet as a component of accumulated other comprehensive income (loss), net of related deferred income taxes of $0.6 million and $0.3 million, respectively.

     Investment Income (Expense)
     Investment income (expense) for the interim periods includes the following (in millions):


                                                              Three Months Ended         Six Months Ended
                                                                   June 30,                  June 30,
                                                              2002         2001         2002         2001
                                                            ---------    ---------    ---------    ---------

Interest and dividend income...............................     $10.6        $17.4        $17.5        $35.0
(Losses) gains on sales and exchanges of investments, net..    (102.5)       448.0       (100.9)       459.6
Investment impairment losses...............................    (208.7)       (45.0)      (221.3)      (939.1)
Reclassification of unrealized gains.......................                                          1,092.4
Unrealized (loss) gain on Sprint PCS common stock..........    (420.2)       392.4     (1,439.7)       265.6
Mark to market adjustments on derivatives related to
     Sprint PCS common stock...............................     324.2       (317.9)     1,171.1       (191.5)
Mark to market adjustments on derivatives and
     hedged items..........................................     (62.5)         7.8       (133.8)        (4.6)
                                                            ---------    ---------    ---------    ---------

     Investment income (expense)...........................   ($459.1)      $502.7      ($707.1)      $717.4
                                                            =========    =========    =========    =========

     The investment impairment losses for the three and six months ended June 30, 2002 and the six months ended June 30, 2001 relate principally to other than temporary declines in the Company's investment in AT&T.

     The Company reclassified its investment in Sprint PCS from an available for sale security to a trading security in connection with the adoption of SFAS No. 133 on January 1, 2001. In connection with this reclassification, the Company recorded to investment income (expense) the accumulated unrealized gain of $1.092 billion on the Company's investment in Sprint PCS which was previously recorded as a component of accumulated other comprehensive income (loss).

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 2002
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

6.   GOODWILL AND INTANGIBLE ASSETS

     The changes in the  carrying  amount of goodwill by business  segment  (see
     Note 11) for the periods presented are as follows (in millions):


                                                                                      Corporate
                                                         Cable          Commerce      and Other            Total
                                                      ------------    ------------   ------------   ------------

     Balance, December 31, 2001......................     $4,688.4          $834.8         $766.2       $6,289.4
         Purchase price allocation adjustments.......          5.1                          151.8          156.9
                                                      ------------    ------------   ------------   ------------
     Balance, June 30, 2002..........................     $4,693.5          $834.8         $918.0       $6,446.3
                                                      ============    ============   ============   ============

     During the six months ended June 30, 2002, the Company recorded the final purchase price allocation related to the Company's acquisition, on October 30, 2001, of Outdoor Life Network, which resulted in an increase in goodwill and a corresponding decrease in cable and satellite television distribution rights. In addition, during the six months ended June 30, 2002, the Company recorded the final purchase price allocation related to certain of its cable system acquisitions, which resulted in an increase in goodwill and a corresponding decrease in franchise rights.

     As of June 30, 2002, the weighted average amortization period for the Company's intangible assets subject to amortization is 8.3 years and estimated related amortization expense for each of the five years ended December 31 is as follows (in millions):

          2002............................            $200.7
          2003............................            $188.4
          2004............................            $173.4
          2005............................            $159.1
          2006............................            $136.9

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 2002
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

     The following pro forma financial information for the three and six months ended June 30, 2001, and for the years ended December 31, 2001, 2000 and 1999, is presented as if SFAS No. 142 was adopted as of January 1, 1999 (amounts in millions, except per share data):


                                                 Three        Six
                                                 Months      Months
                                                 Ended       Ended
                                                June 30,    June 30,         Years Ended December 31,
                                                  2001        2001         2001        2000        1999
                                               ----------- -----------   ---------   ---------   ---------
Net Income
   As reported...............................      $35.2    $1,036.4        $608.6    $2,021.5    $1,065.7
     Amortization of goodwill................       81.8       154.4         334.8       303.5       128.5
     Amortization of equity method goodwill..        6.8        11.1          15.0        15.2         4.4
     Amortization of franchise rights........      274.7       529.4       1,083.7       858.1       258.3
                                               ---------   ---------     ---------   ---------   ---------
   As adjusted...............................     $398.5    $1,731.3      $2,042.1    $3,198.3    $1,456.9
                                               =========   =========     =========   =========   =========

   Income before extraordinary items
     and cumulative effect of
     accounting change, as adjusted..........     $398.5    $1,346.8      $1,659.1    $3,221.9    $1,507.9
                                               =========   =========     =========   =========   =========
Basic EPS
   As reported...............................      $0.04       $1.09         $0.64       $2.24       $1.38
     Amortization of goodwill................       0.08        0.17          0.35        0.34        0.17
     Amortization of equity method goodwill..       0.01        0.01          0.02        0.02        0.01
     Amortization of franchise rights........       0.29        0.56          1.14        0.96        0.35
                                               ---------   ---------     ---------   ---------   ---------
   As adjusted...............................      $0.42       $1.83         $2.15       $3.56       $1.91
                                               =========   =========     =========   =========   =========

Diluted EPS
   As reported...............................      $0.04       $1.07         $0.63       $2.13       $1.30
     Amortization of goodwill................       0.08        0.16          0.35        0.32        0.16
     Amortization of equity method goodwill..       0.01        0.01          0.02        0.02        0.01
     Amortization of franchise rights........       0.28        0.55          1.12        0.90        0.31
                                               ---------   ---------     ---------   ---------   ---------
   As adjusted...............................      $0.41       $1.79         $2.12       $3.37       $1.78
                                               =========   =========     =========   =========   =========

7.   LONG-TERM DEBT

     Commercial Paper
     The Company's senior bank credit facility consists of a $2.25 billion, five-year revolving credit facility and a $1.925 billion, 364-day revolving credit facility (together, the "Comcast Cable Revolver"). The 364-day revolving credit facility supports the commercial paper program of Comcast Cable Communications, Inc., a wholly owned subsidiary of the Company. Amounts outstanding under the commercial paper program are classified as long-term in the Company's balance sheet as of June 30, 2002 and December 31, 2001 as the Company has both the ability and the intent to refinance these obligations, if necessary, on a long-term basis with amounts available under the Comcast Cable Revolver.

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 2002
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

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

     Holders may require the Company to repurchase the Zero Coupon Debentures on December 19, 2002, 2003, 2005, 2010 and 2015. Holders may surrender the Zero Coupon Debentures for conversion at any time prior to maturity if the closing price of the Company's Class A Special Common Stock is greater than 110% of the accreted conversion price for at least 20 trading days of the 30 trading days prior to conversion. Amounts outstanding under the Zero Coupon Debentures are classified as long-term in the Company's balance sheet as of June 30, 2002 and December 31, 2001 as the Company has both the ability and the intent to refinance the Zero Coupon Debentures on a long-term basis with amounts available under the Comcast Cable Revolver in the event holders of the Zero Coupon Debentures exercise their rights to require the Company to repurchase the Zero Coupon Debentures in December 2002.

     ZONES
     At maturity, holders of the Company's 2.0% Exchangeable Subordinated Debentures due 2029 (the "ZONES") are entitled to receive in cash an amount equal to the higher of the principal amount of the ZONES or the market value of Sprint PCS common stock.

     Prior to maturity, each ZONES is exchangeable at the holders' option for an amount of cash equal to 95% of the market value of Sprint PCS Stock. As of June 30, 2002, the number of Sprint PCS shares held by the Company exceeded the number of ZONES outstanding.

     As of June 30, 2002 and December 31, 2001, long-term debt includes $689.1 million and $1.613 billion, respectively, of ZONES. Upon adoption of SFAS No. 133, the Company split the accounting for the ZONES into derivative and debt components. The Company records the change in the fair value of the derivative component of the ZONES (see Note 5) and the increase in the carrying value of the debt component of the ZONES as follows (in millions):


                                                            Three Months             Six Months
                                                               Ended                    Ended
                                                              June 30,                June 30,
                                                          2002        2001        2002        2001
                                                        --------     -------     -------     -------
Increase (decrease) in derivative component to
     investment income (expense).....................    ($271.3)     $245.0     ($935.0)     $175.6
Increase in debt component to interest expense.......       $5.8        $5.5       $11.5       $11.0

     New Credit Facilities
     On May 3, 2002, AT&T Broadband Corp. and AT&T Comcast Corporation, a company owned 50% each by AT&T and the Company ("AT&T Comcast"), entered into definitive credit agreements with a syndicate of lenders for an aggregate of $12.825 billion of new indebtedness in order to obtain the financing necessary to complete the AT&T Broadband transaction (see Note 4) and for the combined company's financing needs after the transaction. This financing requires subsidiary guarantees, including guarantees by certain of the Company's wholly owned subsidiaries and by subsidiaries of AT&T Broadband. Under the terms of the new credit facilities, the obligations of the lenders to provide the financing upon the completion of the AT&T Broadband transaction are subject to a number of conditions, including the condition that the combined company holds investment-grade credit ratings from both the Standard & Poor's and Moody's rating agencies at the time of closing. Accordingly, there can be no

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 2002
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

     assurance that AT&T Broadband Corp. and AT&T Comcast will be able to obtain the financing necessary to complete the AT&T Broadband transaction.

     Interest Rates
     Excluding the derivative component of the ZONES whose changes in fair value are recorded to investment income (expense), the Company's effective weighted average interest rate on its long-term debt outstanding was 6.35% and 6.03% as of June 30, 2002 and December 31, 2001, respectively.

     Interest Rate Risk Management
     During the six months ended June 30, 2002, the Company settled $950.0 million aggregate notional amount of fixed to variable interest rate exchange agreements ("Swaps") and received proceeds of $56.8 million. This amount is being recognized as an adjustment to interest expense over the term of the related debt. During the six months ended June 30, 2002, variable to fixed Swaps with an aggregate notional amount of $70.2 million expired. As of June 30, 2002, the Company has variable to fixed Swaps with an aggregate notional amount of $180.1 million with an average pay rate of 4.9% and an average receive rate of 1.9%. The Swaps mature between 2002 and 2003.

     In June 2002, the Company entered into interest rate lock agreements ("Rate Locks") to hedge the risk that the cash flows related to the interest payments on an anticipated issuance or assumption of certain fixed rate debt in connection with the AT&T Broadband transaction may be adversely affected by interest rate fluctuations. The Rate Locks mature in the fourth quarter of 2002, the timing of the anticipated issuance or assumption of the fixed rate debt. To the extent the Rate Locks are effective in offsetting the variability of the hedged cash flows, changes in the fair value of the Rate Locks will not be included in earnings but will be reported as a component of accumulated other comprehensive income (loss). Upon the issuance or assumption of the debt, the value of the Rate Locks will be recognized as an adjustment to interest expense over the same period in which the related interest costs on the debt are recognized in earnings.

     Lines and Letters of Credit
     As of June 30, 2002, certain subsidiaries of the Company had unused lines of credit of $3.363 billion under their respective credit facilities.

     As of June 30, 2002, the Company and certain of its subsidiaries had unused irrevocable standby letters of credit totaling $85.4 million to cover potential fundings under various agreements.

8.   STOCKHOLDERS' EQUITY

     Retirement of Shares
     In March 2002, as a result of the merger of a wholly owned subsidiary into the Company, approximately 23.3 million shares of the Company's Class A Special Common Stock held by the subsidiary were retired and returned to authorized but unissued status.

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 2002
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

     Comprehensive Income (Loss)
     The Company's total comprehensive income (loss) for the interim periods was as follows (in millions):


                                                             Three Months Ended       Six Months Ended
                                                                  June 30,                June 30,
                                                               2002        2001       2002        2001
                                                             ---------  ----------  ---------  ----------
     Net income (loss)....................................     ($209.6)      $35.2    ($298.5)   $1,036.4
     Unrealized (losses) gains on marketable securities...      (223.0)       82.3     (364.3)      196.9
     Reclassification adjustments for losses (gains)
       included in net income (loss)......................       198.4       (65.4)     203.1      (329.1)
     Unrealized gains (losses) on the effective portion
       of cash flow hedges................................         3.7        (0.5)      (0.5)       (1.7)
     Foreign currency translation gains (losses)..........         5.2         2.7       (6.4)       (6.7)
                                                             ---------  ----------  ---------  ----------
     Comprehensive income (loss)..........................     ($225.3)      $54.3    ($466.6)     $895.8
                                                             =========  ==========  =========  ==========

9.   STATEMENT OF CASH FLOWS - SUPPLEMENTAL INFORMATION

     The fair values of the assets and liabilities acquired by the Company through noncash transactions during the six months ended June 30, 2001 are as follows (in millions):


                  Current assets..............................        $56.6
                  Property, plant & equipment.................        686.1
                  Intangible assets...........................      2,755.8
                  Current liabilities.........................        (37.0)
                                                                -----------
                       Net assets acquired....................     $3,461.5
                                                                ===========

     The Company made cash payments for interest and income taxes during the interim periods as follows (in millions):


                                                                  Three Months Ended      Six Months Ended
                                                                       June 30,               June 30,
                                                                   2002         2001      2002        2001
                                                                 --------     --------  --------    --------
Interest........................................................   $237.5       $193.5    $347.3      $296.7
Income taxes....................................................   $128.9       $111.3    $158.4      $126.4

10.  COMMITMENTS AND CONTINGENCIES

     Certain   litigation  has  been  filed,   and  other  litigation  has  been
     threatened, against the Company as a result of alleged conduct of the Company with respect to its investment in and distribution relationship with At Home Corporation ("At Home"). At Home was a provider of high-speed Internet access and content services, which filed for bankruptcy protection in September 2001. Filed actions are: (i) class action lawsuits against the Company, Brian L. Roberts (the Company's President and a director), AT&T (the former controlling shareholder of At Home and also a former distributor of the At Home service) and other corporate and individual defendants in the Superior Court of San Mateo County, California, alleging breaches of fiduciary duty on the part of the Company and the other defendants in connection with transactions agreed to in March 2000 among At Home, the Company, AT&T, Cox Communications, Inc. ("Cox," also an investor in At Home and a former distributor of the At Home service); and (ii) class action lawsuits against the Company, AT&T and others in the United States District Court for the Southern District of New York, alleging securities law violations and common law fraud in connection with disclosures made by At Home in 2001. The actions in San Mateo County, California have been stayed by the United States Bankruptcy Court for the Northern District of California, the court in which At Home filed for bankruptcy,

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 2002
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

     as violating the automatic bankruptcy stay. The plaintiffs have submitted an amended complaint to the Bankruptcy Court, which is expected to decide in September 2002 whether the amended complaint can proceed. In the Southern District of New York actions, the court has ordered the actions consolidated into a single action. It is expected that an amended consolidated complaint will be served in mid-October 2002.

     In the At Home bankruptcy proceeding, certain creditors of At Home have been threatening, and have negotiated for themselves the right to bring, claims against the Company, AT&T and Cox arising from the March 2000 agreements and for alleged breaches of fiduciary duty. Further, the creditors have negotiated for the right to bring claims against the Company and Cox seeking recovery of alleged short-swing profits pursuant to Section 16(b) of the Securities Exchange Act of 1934 purported to have arisen in connection with certain transactions relating to At Home stock effected pursuant to the March 2000 agreements.

     Following closing of the AT&T Broadband transaction, the Company may be contractually liable for 50% of the liabilities of AT&T relating to At Home (AT&T would be liable for the other 50% of such liabilities). The Company denies any wrongdoing in connection with these actual and potential claims, and intends to defend all such claims vigorously. In management's opinion, the final disposition of all such claims (including taking into account any liability of the Company on account of AT&T as described in the second preceding sentence), will not have a material adverse effect on the Company's or, following the closing of the AT&T Broadband transaction, the combined company's consolidated financial condition or results of operations.

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

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 2002
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

11.  FINANCIAL DATA BY BUSINESS SEGMENT

     The following represents the Company's significant business segments, "Cable" and "Commerce." The components of net income (loss) below operating income (loss) are not separately evaluated by the Company's management on a segment basis (dollars in millions).

                                                                                       Corporate and
                                                                 Cable       Commerce    Other (1)     Total
                                                                 -----       --------    ---------     -----
Three Months Ended June 30, 2002
--------------------------------
Revenues (2)................................................    $1,540.8       $994.5      $173.6    $2,708.9
Operating income before depreciation and
     amortization (3).......................................       653.2        194.5        18.9       866.6
Depreciation and amortization...............................       298.1         28.1        62.0       388.2
Operating income (loss) ....................................       355.1        166.4       (43.1)      478.4
Interest expense............................................       141.8          2.9        37.9       182.6
Capital expenditures........................................       330.6         50.6         8.6       389.8

Three Months Ended June 30, 2001
--------------------------------
Revenues (2)................................................    $1,325.9       $876.0      $136.8    $2,338.7
Operating income (loss) before
     depreciation and amortization (3)......................       548.6        159.8       (15.5)      692.9
Depreciation and amortization...............................       740.8         36.8        48.6       826.2
Operating income (loss) ....................................      (192.2)       123.0       (64.1)     (133.3)
Interest expense............................................       128.9          7.1        42.5       178.5
Capital expenditures........................................       513.2         41.9        71.7       626.8

Six Months Ended June 30, 2002
------------------------------
Revenues (2)................................................    $3,010.2     $1,988.0      $383.2    $5,381.4
Operating income before depreciation and
     amortization (3).......................................     1,250.7        386.8        37.3     1,674.8
Depreciation and amortization...............................       590.7         55.5       129.1       775.3
Operating income (loss).....................................       660.0        331.3       (91.8)      899.5
Interest expense............................................       287.3          6.4        75.6       369.3
Capital expenditures........................................       688.7         82.4        17.8       788.9

Six Months Ended June 30, 2001
------------------------------
Revenues (2)................................................    $2,520.3     $1,760.0      $290.4    $4,570.7
Operating income (loss) before
     depreciation and amortization (3)......................     1,035.7        332.5       (41.1)    1,327.1
Depreciation and amortization...............................     1,424.8         71.4        64.7     1,560.9
Operating income (loss).....................................      (389.1)       261.1      (105.8)     (233.8)
Interest expense............................................       261.7         15.1        84.0       360.8
Capital expenditures........................................       950.9         68.0       124.8     1,143.7

As of June 30, 2002
-------------------
Assets......................................................   $28,840.3     $2,800.9    $4,477.6   $36,118.8
Long-term debt, less current portion........................     8,147.7          1.4     2,394.4    10,543.5

As of December 31, 2001
-----------------------
Assets......................................................   $29,084.6     $2,809.2    $6,366.7   $38,260.5
Long-term debt, less current portion........................     8,363.2         62.7     3,315.7    11,741.6

_______________


                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 2002
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONCLUDED
                                   (Unaudited)

     (1) Other includes segments not meeting certain quantitative guidelines for reporting including the Company's content and business communications operations as well as elimination entries related to the segments presented. Corporate and other assets consist primarily of the Company's investments (see Note 5).
     (2) Revenues include $151.4 million, $113.1 million, $296.6 million and $234.4 million during the three months ended June 30, 2002 and 2001 and during the six months ended June 30, 2002 and 2001, respectively, of non-US revenues, principally related to the Company's commerce segment. No single customer accounted for a significant amount of the Company's revenues in any period.
     (3) Operating income (loss) before depreciation and amortization is commonly referred to in the Company's businesses as "operating cash flow (deficit)." Operating cash flow is a measure of a company's ability to generate cash to service its obligations, including debt service obligations, and to finance capital and other expenditures. In part due to the capital intensive nature of the Company's businesses and the resulting significant level of non-cash depreciation and amortization expense, operating cash flow is frequently used as one of the bases for comparing businesses in the Company's industries, although the Company's measure of operating cash flow may not be comparable to similarly titled measures of other companies. Operating cash flow is the primary basis used by the Company's management to measure the operating performance of its businesses. Operating cash flow does not purport to represent net income or net cash provided by operating activities, as those terms are defined under generally accepted accounting principles, and should not be considered as an alternative to such measurements as an indicator of the Company's performance.

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 2002


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

     We have both the ability and intent to redeem the $1.1 billion outstanding Zero Coupon Debentures with amounts available under subsidiary credit facilities if holders exercise their rights to require us to repurchase the Zero Coupon Debentures in December 2002. As of June 30, 2002, certain of our subsidiaries had unused lines of credit of $3.363 billion under their respective credit facilities.

     Refer to Note 7 to our financial statements included in Item 1 for a discussion of our Zero Coupon Debentures. Refer to Note 10 to our financial statements included in Item 1 for a discussion of our commitments and contingencies.

     AT&T Broadband Transaction

     Excluding AT&T Broadband's exchangeable notes, which are mandatorily redeemable at AT&T Broadband's option into shares of certain publicly traded companies held by AT&T Broadband, we currently estimate that the combined company will require approximately $20 billion of assumed, refinanced and new indebtedness upon completion of the AT&T Broadband transaction. Of this $20 billion of indebtedness, approximately $7 billion to $8 billion will be assumed indebtedness of AT&T Broadband's subsidiaries, $9 billion to $10 billion will retire amounts we expect AT&T Broadband will owe AT&T Corp. ("AT&T") at, and will be required to pay, upon closing of the AT&T Broadband transaction, and $2 billion to $4 billion will be needed to refinance AT&T Broadband debt that will become due on or shortly after the closing of the AT&T Broadband transaction and to provide appropriate cash reserves to fund AT&T Broadband's operations and capital expenditures. We can not provide assurances that the actual amount of this indebtedness will not exceed $20 billion.

     On August 12, 2002, AT&T, AT&T Comcast Corporation ("AT&T Comcast"), AT&T Broadband, our wholly owned subsidiary Comcast Cable Communications, Inc. ("Comcast Cable"), and two of AT&T's broadband subsidiaries filed a registration statement with the Securities and Exchange Commission detailing a potential exchange offer for some of AT&T's existing public indebtedness. The exchange offer is designed to satisfy one of the conditions to the AT&T Broadband transaction and, if successful, would result in the assumption of a portion of AT&T's indebtedness by AT&T Broadband. The exchange offer is subject to market conditions and the resolution of continued negotiations between us and AT&T. The $9 billion to $10 billion that we expect AT&T Broadband will be required to pay AT&T upon closing of the AT&T Broadband transaction would be reduced based upon the amount of AT&T indebtedness assumed by AT&T Broadband in the exchange in an amount to be mutually agreed.

     On May 3, 2002, AT&T Broadband Corp. and

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 2002


AT&T Comcast entered into definitive credit agreements with a syndicate of lenders for an aggregate of $12.825 billion to provide the financing to complete the AT&T Broadband transaction and for the combined company's financing needs after the transaction. The amount of AT&T's indebtedness assumed by AT&T Broadband in the exchange offer, if any, will not reduce the amounts available under these credit agreements.

     Refer to Note 7 to our financial statements included in Item 1 for a discussion of the new credit facilities.

     In addition to any assumption of AT&T indebtedness by AT&T Broadband in the exchange offer and amounts available under the new credit agreements, we may also use other available sources of financing to fund these requirements, including:

     o    our existing cash, cash equivalents and short- term investments,

     o amounts available under our subsidiaries' lines of credit, which totaled $3.363 billion as of June 30, 2002, and

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

     Cash, Cash Equivalents and Short-term Investments

     We  have  traditionally   maintained   significant  levels  of  cash,  cash
equivalents and short-term investments to meet our short-term liquidity requirements. Our cash equivalents and short-term investments are recorded at fair value. Cash, cash equivalents and short-term investments as of June 30, 2002 were $1.615 billion, substantially all of which is unrestricted.

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

     Financing

     As of June 30, 2002 and December 31, 2001, our long-term debt, including current portion, was $10.750 billion and $12.202 billion, respectively.

     The $1.452 billion decrease from December 31, 2001 to June 30, 2002 results principally from the $923.5 million aggregate reduction to the carrying value of our ZONES during 2002, and the effects of our net repayments during 2002.

     Excluding the effects of interest rate risk management instruments, 12.1% and 13.4% of our long-term debt as of June 30, 2002 and December 31, 2001, respectively, was at variable rates.

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

     During the 2002 and 2001 interim periods, the change in the fair value of our investment in Sprint PCS common stock, classified as a trading security, were substantially offset by the changes in the fair values of the

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 2002


Equity Collars, the derivative components of the ZONES, and the Prepaid Forward Sales. See "Results of Operations - Investment Income (Expense)" below.

     Interest Rate Risk

     During the six months ended June 30, 2002, we settled $950.0 million aggregate notional amount of our fixed to variable interest rate exchange agreements ("Swaps") and received proceeds of $56.8 million. This amount is being recognized as an adjustment to interest expense over the term of the related debt. During the six months ended June 30, 2002, variable to fixed Swaps with an aggregate notional amount of $70.2 million expired. As of June 30, 2002, we have $180.1 million aggregate notional amount of variable to fixed Swaps with an average pay rate of 4.9% and an average receive rate of 1.9%. The Swaps mature between 2002 and 2003.

     In June 2002, we entered into interest rate lock agreements ("Rate Locks") to hedge the risk that the cash flows related to the interest payments on an anticipated issuance or assumption of certain fixed rate debt in connection with the AT&T Broadband transaction may be adversely affected by interest rate fluctuations. The Rate Locks mature in the fourth quarter of 2002, the timing of the anticipated issuance or assumption of the fixed rate debt.

     Accumulated Other Comprehensive Income (Loss)

     The change in accumulated other comprehensive income (loss) from December 31, 2001 to June 30, 2002 is principally attributable to declines in unrealized gains on our investments classified as available for sale held throughout the period, and to realized losses on sales of investments and investment impairment losses on investments classified as available for sale during the six months ended June 30, 2002. Refer to Note 5 to our financial statements included in
Item 1.

                            _________________________

Statement of Cash Flows

     Cash and cash equivalents increased $207.8 million as of June 30, 2002 from December 31, 2001. The increase in cash and cash equivalents resulted from cash flows from operating, financing and investing activities which are explained below.

     Net cash provided by operating activities amounted to $1.051 billion for the six months ended June 30, 2002, due principally to our operating income before depreciation and amortization (see "Results of Operations"), and by changes in working capital as a result of the timing of receipts and disbursements and the effects of net interest and current income tax expense.

     Net cash used in financing activities includes borrowings and repayments of debt, proceeds from settlement of Swaps, as well as proceeds from the issuances of our common stock. Net cash used in financing activities was $471.5 million for the six months ended June 30, 2002. During the six months ended June 30, 2002, we borrowed $632.1 million, consisting of:

     o    $223.9 million under Comcast Cable's commercial paper program, and

     o    $408.2 million under revolving credit facilities.

     During the six months ended June 30, 2002, we repaid $1.169 billion of our long-term debt, consisting of:

     o    $240.2 million under Comcast Cable's commercial paper program,

     o    $200.0 million of our 9.625% Senior Notes due 2002, and

     o    $729.1 million on certain of our revolving credit facilities.

     In addition, during the six months ended June 30, 2002, we received proceeds of $56.8 million from settlement of certain of our Swaps and proceeds of $11.2 million from issuances of our common stock.

     Net cash used in investing activities includes the effects of acquisitions, net of cash acquired, purchases of investments, capital expenditures, and additions to intangible and other noncurrent assets, offset by proceeds from sales of investments. Net cash used in investing activities was $371.2 million for the six months ended June 30, 2002, consisting primarily of capital expenditures of $788.9 million and additions to intangible and other noncurrent assets of $133.5 million, including $62.3 million related to the satellite and cable television affiliation agreements of QVC and our content subsidiaries. Such amounts were offset, in part, by proceeds from sales of investments of $595.9 million.

                             _______________________

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 2002


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

     Our summarized financial information for the interim periods is as follows (dollars in millions, "NM" denotes percentage is not meaningful):


                                                                 Three Months Ended
                                                                      June 30,          Increase / (Decrease)
                                                                  2002        2001          $           %
                                                                ---------   ---------   ---------   ---------
Revenues.......................................................  $2,708.9    $2,338.7      $370.2        15.8%
Cost of goods sold from electronic retailing...................     628.8       555.2        73.6        13.3
Operating, selling, general and administrative expenses........   1,213.5     1,090.6       122.9        11.3
Depreciation...................................................     342.8       273.9        68.9        25.2
Amortization...................................................      45.4       552.3      (506.9)      (91.8)
                                                                ---------   ---------   ---------   ---------
Operating income (loss)........................................     478.4      (133.3)      611.7          NM
                                                                ---------   ---------   ---------   ---------
Interest expense...............................................    (182.6)     (178.5)        4.1         2.3
Investment income (expense)....................................    (459.1)      502.7      (961.8)         NM
Equity in net losses of affiliates.............................     (43.0)       (9.5)       33.5       352.6
Other income (expense).........................................       9.6        (6.3)       15.9          NM
Income tax benefit (expense)...................................      32.9      (103.0)      135.9          NM
Minority interest..............................................     (45.8)      (36.9)        8.9        24.1
                                                                ---------   ---------   ---------   ---------
Income (loss) before cumulative effect of accounting change....   ($209.6)      $35.2     ($244.8)         NM
                                                                =========   =========   =========   =========
Operating income before depreciation and amortization (1)......    $866.6      $692.9      $173.7        25.1%
                                                                =========   =========   =========   =========


                                                                  Six Months Ended
                                                                      June 30,          Increase / (Decrease)
                                                                  2002        2001          $           %
                                                                ---------   ---------   ---------   ---------
Revenues.......................................................  $5,381.4    $4,570.7      $810.7        17.7%
Cost of goods sold from electronic retailing...................   1,260.0     1,111.8       148.2        13.3
Operating, selling, general and administrative expenses........   2,446.6     2,131.8       314.8        14.8
Depreciation...................................................     676.6       514.7       161.9        31.5
Amortization...................................................      98.7     1,046.2      (947.5)      (90.6)
                                                                ---------   ---------   ---------   ---------
Operating income (loss)........................................     899.5      (233.8)    1,133.3          NM
                                                                ---------   ---------   ---------   ---------
Interest expense...............................................    (369.3)     (360.8)        8.5         2.4
Investment income (expense)....................................    (707.1)      717.4    (1,424.5)         NM
Equity in net losses of affiliates.............................     (48.4)       (6.6)       41.8       633.3
Other income (expense).........................................     (14.0)    1,187.9    (1,201.9)         NM
Income tax benefit (expense)...................................      30.2      (588.6)     (618.8)         NM
Minority interest..............................................     (89.4)      (63.6)       25.8        40.6
                                                                ---------   ---------   ---------   ---------
Income (loss) before cumulative effect of accounting change....   ($298.5)     $651.9     ($950.4)         NM
                                                                =========   =========   =========   =========
Operating income before depreciation and amortization (1)......  $1,674.8    $1,327.1      $347.7        26.2%
                                                                =========   =========   =========   =========

____________
(1) Operating income before depreciation and amortization is commonly referred to in our businesses as "operating cash flow." Operating cash flow is a measure of a company's ability to generate cash to service its obligations,


                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 2002


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


Consolidated Operating Results

     Revenues

     The increases in consolidated revenues for the interim periods from 2001 to 2002 are primarily attributable to increases in service revenues in our Cable segment and to increases in net sales in our Commerce segment (see "Operating Results by Business Segment" below). The remaining increases are primarily the result of increases in revenues from our content operations, principally due to growth in our historical operations and the effects of our acquisitions.

     On January 1, 2002, we adopted Emerging Issues Task Force ("EITF") 01-9, "Accounting for Consideration Given to a Customer (Including a Reseller of the Vendor's Products)" and EITF 01-14, "Income Statement Characterization of Reimbursements Received for 'Out-of-Pocket' Expenses Incurred."

     EITF 01-9 requires, among other things, that consideration paid to customers should be classified as a reduction of revenue unless certain criteria are met. Certain of our content subsidiaries have paid or may pay distribution fees to cable television and satellite broadcast systems for carriage of their programming. Upon adoption of EITF 01-9, we reclassified certain of these distribution fees from expense to a revenue reduction for all periods presented in our statement of operations. This change does not apply to distribution fees paid by our consolidated subsidiary, QVC, Inc. ("QVC") as the counterparties to QVC's distribution agreements do not make revenue payments to QVC.

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

     Operating, selling, general and administrative expenses

     The increases in consolidated operating, selling, general and administrative expenses for the interim periods from 2001 to 2002 are primarily attributable to increases in expenses in our Cable segment and, to a lesser extent, to increases in expenses in our Commerce segment (see "Operating Results by Business Segment" below). The remaining increases are primarily the result of increased expenses in our content operations, principally due to growth in our historical operations and the effects of our acquisitions.

     Depreciation

     The increases in depreciation expense for the interim periods from 2001 to 2002 in our Cable segment are primarily due to the effects of our recent acquisitions and our capital expenditures. The increases in depreciation expense for the interim periods from 2001 to 2002 in our Commerce segment are primarily due to the effects of our capital expenditures. The remaining increases are primarily the result of increases in depreciation in our

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 2002


content operations, principally due to the effects of our acquisitions.

     Amortization

     Of the $506.9 million and $947.5 million decreases in amortization expense for the interim periods from 2001 and 2002, $504.3 million and $968.8 million are attributable to the adoption of SFAS No. 142 on January 1, 2002. The remaining changes are primarily the result of increases in amortization expense in our content operations, principally due to the effects of our acquisitions. Refer to Note 6 to our financial statements included in Item 1 for the pro forma impact of adoption of SFAS No. 142 on amortization expense.

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

Cable                                                             Three Months Ended
                                                                       June 30,            Increase/(Decrease)
                                                                   2002        2001           $           %
                                                                 ---------   ---------    ---------    --------
Video........................................................     $1,186.6    $1,059.5       $127.1        12.0%
High-speed Internet..........................................        139.6        64.8         74.8       115.4
Advertising sales............................................         99.9        85.7         14.2        16.6
Other........................................................         64.4        67.7         (3.3)       (4.9)
Franchise fees...............................................         50.3        48.2          2.1         4.4
                                                                 ---------   ---------    ---------    --------
     Revenues................................................      1,540.8     1,325.9        214.9        16.2
Operating, selling, general and administrative expenses......        887.6       777.3        110.3        14.2
                                                                 ---------   ---------    ---------    --------
Operating income before depreciation
     and amortization (a)....................................       $653.2      $548.6       $104.6        19.1%
                                                                 =========   =========    =========    ========


                                                                   Six Months Ended
                                                                       June 30,                 Increase
                                                                   2002        2001           $           %
                                                                 ---------   ---------    ---------    --------
Video........................................................     $2,336.2    $2,044.3       $291.9        14.3%
High-speed Internet..........................................        259.2       119.3        139.9       117.3
Advertising sales............................................        181.0       151.9         29.1        19.2
Other........................................................        132.3       113.4         18.9        16.7
Franchise fees...............................................        101.5        91.4         10.1        11.1
                                                                 ---------   ---------    ---------    --------
     Revenues................................................      3,010.2     2,520.3        489.9        19.4
Operating, selling, general and administrative expenses......      1,759.5     1,484.6        274.9        18.5
                                                                 ---------   ---------    ---------    --------
Operating income before depreciation
     and amortization (a)....................................     $1,250.7    $1,035.7       $215.0        20.8%
                                                                 =========   =========    =========    ========

_______________
(a) See footnote (1) on page 22.

     Video revenue consists of our basic, expanded basic, premium, pay-per-view, equipment and digital subscriptions. Of the $127.1 million and $291.9 million increases in video revenues for the interim periods from 2001 to 2002, $50.2 million and $142.5 million are attributable to the effects of our acquisitions of cable systems and $76.9 million and $149.4 million relate to increased rates and subscriber growth in our historical operations, driven principally by growth in digital subscriptions. During the three and six months ended June 30, 2002, we added approximately 197,900 and 401,600 digital subscriptions.

     The increases in high-speed Internet revenue for the interim periods from 2001 to 2002 are primarily due to the addition of approximately 128,400 and 220,800 high-speed Internet subscribers during the three and six months ended June 30, 2002, and to the effects of rate increases.

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 2002


     The increases in advertising sales revenue for the interim periods from 2001 to 2002 are primarily attributable to the effects of a stronger advertising market and the continued leveraging of our market-wide fiber interconnects.

     Other revenue includes installation revenues, guide revenues, commissions from electronic retailing, revenues of our regional sports programming networks and revenue from other product offerings. The increase for the six month period from 2001 to 2002 is primarily attributable to the effects of our acquisitions and to growth in our regional sports programming networks. The decrease for the three month period from 2001 to 2002 is primarily attributable to a decrease in installation revenue.

     The increases in franchise fees collected from our cable subscribers under the terms of our franchise agreements for the interim periods from 2001 to 2002 are attributable to the increases in our revenues upon which the fees apply.

     The increases in operating, selling, general and administrative expense for the interim periods from 2001 to 2002 are primarily due to the effects of our acquisitions of cable systems, as well as to the effects of increases in the costs of cable programming, high-speed Internet subscriber growth, and, to a lesser extent, increases in labor costs and other volume related expenses in our historical operations.

     Our cost of programming increases as a result of changes in rates, subscriber growth, additional channel offerings and our acquisitions. We anticipate the cost of cable programming will increase in the future as cable programming rates increase and additional sources of cable programming become available.

Commerce (QVC, Inc. and Subsidiaries)                             Three Months Ended
                                                                       June 30,                 Increase
                                                                   2002        2001           $           %
                                                                 ---------   ---------    ---------    --------
Net sales from electronic retailing..........................       $994.5      $876.0       $118.5        13.5%
Cost of goods sold from electronic retailing.................        628.8       555.2         73.6        13.3
Operating, selling, general and administrative
     expenses................................................        171.2       161.0         10.2         6.3
                                                                 ---------   ---------    ---------    --------
Operating income before depreciation
     and amortization (a)....................................       $194.5      $159.8        $34.7        21.7%
                                                                 =========   =========    =========    ========
Gross margin.................................................         36.8%       36.6%
                                                                 =========   =========


                                                                   Six Months Ended
                                                                       June 30,                 Increase
                                                                   2002        2001           $           %
                                                                 ---------   ---------    ---------    --------
Net sales from electronic retailing..........................     $1,988.0    $1,760.0       $228.0        13.0%
Cost of goods sold from electronic retailing.................      1,260.0     1,111.8        148.2        13.3
Operating, selling, general and administrative
     expenses................................................        341.2       315.7         25.5         8.1
                                                                 ---------   ---------    ---------    --------
Operating income before depreciation
     and amortization (a)....................................       $386.8      $332.5        $54.3        16.3%
                                                                 =========   =========    =========    ========
Gross margin.................................................         36.6%       36.8%
                                                                 =========   =========

_______________
(a) See footnote (1) on page 22.

     Of the $118.5 million and $228.0 million increases in net sales from electronic retailing for the interim periods from 2001 to 2002, $80.6 million and $166.5 million are attributable to increases in net sales in the United States. This growth is principally the result of increases over the prior year interim period in the average number of homes receiving QVC services and in net sales per home as follows:

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 2002

                                                                  Three Months          Six Months
                                                                      Ended                Ended
                                                                  June 30, 2002        June 30, 2002
                                                                -----------------     ---------------
Increase in average number of homes..........................             3.5%                  3.6%
Increase in net sales per home...............................             6.9%                  7.2%

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

     The remaining increases of $37.9 million and $61.5 million in net sales from electronic retailing for the interim periods from 2001 to 2002 are primarily attributable to increases in net sales in Germany and Japan, and to the effects of fluctuations in foreign currency exchange rates during the periods.

     The increases in cost of goods sold are primarily related to the growth in net sales. The changes in gross margin are primarily due to the effects of shifts in sales mix.

     The increases in operating, selling, general and administrative expenses are primarily attributable to higher variable costs and personnel costs associated with the increases in sales volume.

Consolidated Analysis

     Interest Expense

     The increases in interest expense for the interim periods from 2001 to 2002 are primarily due to the effects of Comcast Cable's senior notes offerings in May and June 2001.

     We anticipate that, for the foreseeable future, interest expense will be a significant cost to us. We believe we will continue to be able to meet our obligations through our ability both to generate operating income before depreciation and amortization and to obtain external financing.
                             _______________________

     Investment Income (Expense)

     Investment income (expense) for the interim periods includes the following (in millions):

                                                                   Three Months         Six Months Ended
                                                                  Ended June 30,            June 30,
                                                                 2002       2001        2002       2001
                                                               ---------  ---------   ---------  ---------

Interest and dividend income..................................     $10.6      $17.4       $17.5      $35.0
(Losses) gains on sales and exchanges of investments, net.....    (102.5)     448.0      (100.9)     459.6
Investment impairment losses..................................    (208.7)     (45.0)     (221.3)    (939.1)
Reclassification of unrealized gains..........................                                     1,092.4
Unrealized (loss) gain on Sprint PCS common stock.............    (420.2)     392.4    (1,439.7)     265.6
Mark to market adjustments on derivatives
     related to Sprint PCS common stock.......................     324.2     (317.9)    1,171.1     (191.5)
Mark to market adjustments on derivatives and
     hedged items.............................................     (62.5)       7.8      (133.8)      (4.6)
                                                               ---------  ---------   ---------  ---------

     Investment income (expense)..............................   ($459.1)    $502.7     ($707.1)    $717.4
                                                               =========  =========   =========  =========

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 2002


     The investment impairment losses for the three and six months ended June 30, 2002 and the six months ended June 30, 2001 relate principally to other than temporary declines in our investment in AT&T.

     In connection with the reclassification of our investment in Sprint PCS from an available for sale security to a trading security, we recorded to investment income (expense) the accumulated unrealized gain of $1.092 billion on our investment in Sprint PCS which was previously recorded as a component of accumulated other comprehensive income (loss).

     Equity in Net Losses of Affiliates

     The increases in equity in net losses of affiliates for the interim periods from 2001 to 2002 are primarily attributable to effects of the consolidation of The Golf Channel in June 2001, the effects of our additional investments and to changes in the net income or loss of our equity method investees, offset, in part, by decreases in the amortization of equity method goodwill as a result of the adoption of SFAS No. 142 on January 1, 2002.

     Other Income (Expense)

     On January 1, 2001, we completed our cable systems exchange with Adelphia Communications Corporation ("Adelphia"). We received cable systems serving approximately 445,000 subscribers from Adelphia and Adelphia received certain of our cable systems serving approximately 441,000 subscribers. We recorded to other income (expense) a pre-tax gain of $1.199 billion, representing the difference between the estimated fair value of $1.799 billion as of the closing date of the transaction and our cost basis in the systems exchanged.

     Income Tax Benefit (Expense)

     The changes in income tax benefit (expense) for the interim periods from 2001 to 2002 are primarily the result of the effects of changes in our income before taxes, minority interest and cumulative effect of accounting change.

     Minority Interest

     The increases in minority interest for the interim periods from 2001 to 2002 are attributable to the effects of changes in the net income or loss of our less than wholly owned consolidated subsidiaries.

     Cumulative Effect of Accounting Change

     In connection with the adoption of SFAS No. 142, we completed an initial transitional impairment assessment of goodwill and other indefinite lived intangible assets, which consist of our cable and sports franchise rights. Based upon further guidance provided by the EITF, we determined that no cumulative effect results from adopting this change in accounting principle.

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

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 2002


PART II.  OTHER INFORMATION
--------  -----------------

ITEM 1.   LEGAL PROCEEDINGS

     Certain   litigation  has  been  filed,   and  other  litigation  has  been
     threatened, against the Company as a result of alleged conduct of the Company with respect to its investment in and distribution relationship with At Home Corporation ("At Home"). At Home was a provider of high-speed Internet access and content services, which filed for bankruptcy protection in September 2001. Filed actions are: (i) class action lawsuits against the Company, Brian L. Roberts (the Company's President and a director), AT&T (the former controlling shareholder of At Home and also a former distributor of the At Home service) and other corporate and individual defendants in the Superior Court of San Mateo County, California, alleging breaches of fiduciary duty on the part of the Company and the other defendants in connection with transactions agreed to in March 2000 among At Home, the Company, AT&T, Cox Communications, Inc. ("Cox," also an investor in At Home and a former distributor of the At Home service); and (ii) class action lawsuits against the Company, AT&T and others in the United States District Court for the Southern District of New York, alleging securities law violations and common law fraud in connection with disclosures made by At Home in 2001. The actions in San Mateo County, California have been stayed by the United States Bankruptcy Court for the Northern District of California, the court in which At Home filed for bankruptcy, as violating the automatic bankruptcy stay. The plaintiffs have submitted an amended complaint to the Bankruptcy Court, which is expected to decide in September 2002 whether the amended complaint can proceed. In the Southern District of New York actions, the court has ordered the actions consolidated into a single action. It is expected that an amended consolidated complaint will be served in mid-October 2002.

     In the At Home bankruptcy proceeding, certain creditors of At Home have been threatening, and have negotiated for themselves the right to bring, claims against the Company, AT&T and Cox arising from the March 2000 agreements and for alleged breaches of fiduciary duty. Further, the creditors have negotiated for the right to bring claims against the Company and Cox seeking recovery of alleged short-swing profits pursuant to Section 16(b) of the Securities Exchange Act of 1934 purported to have arisen in connection with certain transactions relating to At Home stock effected pursuant to the March 2000 agreements.

     Following closing of the AT&T Broadband transaction, the Company may be contractually liable for 50% of the liabilities of AT&T relating to At Home (AT&T would be liable for the other 50% of such liabilities). The Company denies any wrongdoing in connection with these actual and potential claims, and intends to defend all such claims vigorously. In management's opinion, the final disposition of all such claims (including taking into account any liability of the Company on account of AT&T as described in the second preceding sentence), will not have a material adverse effect on the Company's or, following the closing of the AT&T Broadband transaction, the combined company's consolidated financial condition or results of operations.

     The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to such actions is not expected to materially affect the financial condition, results of operations or liquidity of the Company.

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 2002


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At the Annual Meeting on July 10, 2002, the shareholders approved the following proposals:

     To elect ten directors to serve for the ensuing year and until their respective successors shall have been duly elected and qualified.


                   Director            Class of Stock             For                Withheld
                   --------            --------------             ---                --------

     Ralph J. Roberts                     Class A             18,098,310              30,377
                                          Class B            141,665,625
     Julian A. Brodsky                    Class A             18,104,463              24,224
                                          Class B            141,665,625
     Brian L. Roberts                     Class A             18,109,917              18,770
                                          Class B            141,665,625
     Decker Anstrom                       Class A             18,111,843              16,844
                                          Class B            141,665,625
     Sheldon M. Bonovitz                  Class A             18,090,050              38,637
                                          Class B            141,665,625
     Joseph L. Castle II                  Class A             18,107,111              21,576
                                          Class B            141,665,625
     Felix G. Rohatyn                     Class A             18,100,304              28,383
                                          Class B            141,665,625
     Bernard C. Watson                    Class A             18,117,675              11,012
                                          Class B            141,665,625
     Irving A. Wechsler                   Class A             18,098,290              30,397
                                          Class B            141,665,625
     Anne Wexler                          Class A             18,082,491              46,196
                                          Class B            141,665,625

     To ratify the appointment of Deloitte & Touche LLP as the Company's independent auditors for the 2002 fiscal year.


                    Class of Stock                  For                   Against               Abstain
                    --------------                  ---                   -------               -------
                       Class A                    18,067,949               94,439               72,721
                       Class B                   141,665,625

     To consider a proposal to approve an amendment to the Comcast Corporation 1996 Stock Option Plan.


                    Class of Stock                  For                   Against               Abstain
                    --------------                  ---                   -------               -------
                       Class A                    17,455,304              645,438               134,367
                       Class B                   141,665,625

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 2002


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits required to be filed by Item 601 of Regulation S-K:

          10.1 Comcast Corporation 1996 Stock Option Plan, as amended and restated, effective April 29, 2002.

          10.2 Comcast Corporation 1997 Deferred Stock Option Plan, as amended and restated, effective April 29, 2002.

          10.3 Comcast Corporation 1996 Deferred Compensation Plan, as amended and restated, effective July 9, 2002.

          99.1   Certifications   of  Chief   Executive   Officer  and  Co-Chief
                 Financial Officers of Comcast Corporation pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

     (b)  Reports on Form 8-K:

          (i) We filed a Current Report on Form 8-K under Items 5 and 7(c) on May 3, 2002 reporting the results of our operations for the three months ended March 31, 2002.

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 2002

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                              COMCAST CORPORATION
                                              ----------------------------------



                                               /S/ LAWRENCE J. SALVA
                                              ----------------------------------
                                              Lawrence J. Salva
                                              Senior Vice President
                                              (Principal Accounting Officer)


Date: August 14, 2002