Form 10-Q
period 2002-09-30
COMCAST CORP
filed 2002-10-30
CIK 22301

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

(X) Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended:
                               SEPTEMBER 30, 2002
                                       OR
( ) Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from ________ to ________.

                          Commission File Number 1-15471

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

         Yes  X                                          No
             ---                                            ---
                           __________________________

As of September 30, 2002, there were 915,871,552 shares of Class A Special Common Stock, 21,591,115 shares of Class A Common Stock and 9,444,375 shares of Class B Common Stock outstanding.

                                         COMCAST CORPORATION AND SUBSIDIARIES
                                                       FORM 10-Q
                                           QUARTER ENDED SEPTEMBER 30, 2002
                                                   TABLE OF CONTENTS
                                                                                                       Page Number
                                                                                                       -----------
PART I.    FINANCIAL INFORMATION

           ITEM 1.    Financial Statements
                      Condensed Consolidated Balance Sheet as of September 30, 2002
                      and December 31, 2001 (Unaudited)......................................................2
                      Condensed Consolidated Statement of Operations for the Three and Nine Months
                      Ended September 30, 2002 and 2001 (Unaudited)..........................................3
                      Condensed Consolidated Statement of Cash Flows for the Nine Months
                      Ended September 30, 2002 and 2001 (Unaudited)..........................................4
                      Notes to Condensed Consolidated Financial Statements (Unaudited)..................5 - 20
           ITEM 2.    Management's Discussion and Analysis of Financial Condition
                      and Results of Operations........................................................21 - 30
           ITEM 4.    Evaluation of Disclosure Controls and Procedures......................................31
PART II.   OTHER INFORMATION
           ITEM 1.    Legal Proceedings................................................................31 - 32
           ITEM 6.    Exhibits and Reports on Form 8-K......................................................32
           SIGNATURE........................................................................................33
           CERTIFICATIONS..............................................................................34 - 36

                       ___________________________________

     This Quarterly Report on Form 10-Q is for the three months ended September 30, 2002. This Quarterly Report modifies and supersedes documents filed prior to this Quarterly Report. The SEC allows us to "incorporate by reference" information that we file with them, which means that we can disclose important information to you by referring you directly to those documents. Information incorporated by reference is considered to be part of this Quarterly Report. In addition, information that we file with the SEC in the future will automatically update and supersede information contained in this Quarterly Report. In this Quarterly Report, "Comcast," "we," "us" and "our" refer to Comcast Corporation and its subsidiaries.

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

Factors Affecting Future Operations

     On December 19, 2001, we entered into an Agreement and Plan of Merger with AT&T Corp. ("AT&T") pursuant to which we agreed to a transaction which will result in the combination of Comcast and a holding company of AT&T's broadband business ("AT&T Broadband"). On July 10, 2002, the shareholders of both Comcast and AT&T approved the transaction. The transaction, which is subject to customary closing conditions and regulatory and other approvals, is expected to close by the end of November 2002. Upon closing of the transaction, we will own cable systems in new communities in which we do not have established relationships with the cable subscribers, franchising authority and community leaders. Further, a substantial number of new employees must be integrated into our business practices and operations. Our results of operations may be significantly affected by our ability to efficiently and effectively manage these changes.

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

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 2002

PART I.     FINANCIAL INFORMATION
-------     ---------------------

ITEM 1.     FINANCIAL STATEMENTS

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

                                                                            (Dollars in millions, except share data)
                                                                                September 30,       December 31,
                                                                                     2002               2001
                                                                                --------------     --------------
ASSETS
------
CURRENT ASSETS
   Cash and cash equivalents....................................................      $569.8            $350.0
   Investments..................................................................       905.9           2,623.2
   Accounts receivable, less allowance for doubtful accounts of $174.1 and $153.9      932.8             967.4
   Inventories, net.............................................................       482.7             454.5
   Deferred income taxes........................................................       132.9             128.7
   Other current assets.........................................................       171.5             153.7
                                                                                  ----------       -----------
       Total current assets.....................................................     3,195.6           4,677.5
                                                                                  ----------       -----------
INVESTMENTS.....................................................................       585.6           1,679.2
PROPERTY AND EQUIPMENT, net of accumulated depreciation of $3,496.5 and $2,725.7     7,035.6           7,011.1
GOODWILL........................................................................     6,446.3           6,289.4
FRANCHISE RIGHTS................................................................    16,601.5          16,533.0
OTHER INTANGIBLE ASSETS, net of accumulated amortization of $890.3 and $664.6...     1,414.6           1,686.9
OTHER NONCURRENT ASSETS, net....................................................       498.1             383.4
                                                                                  ----------       -----------
                                                                                   $35,777.3         $38,260.5
                                                                                  ==========       ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES
   Accounts payable.............................................................      $806.1            $698.2
   Accrued expenses and other current liabilities...............................     1,805.8           1,660.4
   Deferred income taxes........................................................        69.7             404.1
   Current portion of long-term debt............................................       113.9             460.2
                                                                                  ----------       -----------
       Total current liabilities................................................     2,795.5           3,222.9
                                                                                  ----------       -----------
LONG-TERM DEBT, less current portion............................................     9,927.9          11,741.6
                                                                                  ----------       -----------
DEFERRED INCOME TAXES...........................................................     6,665.0           6,375.7
                                                                                  ----------       -----------
OTHER NONCURRENT LIABILITIES....................................................     1,419.9           1,567.1
                                                                                  ----------       -----------
MINORITY INTEREST...............................................................     1,027.4             880.2
                                                                                  ----------       -----------
COMMITMENTS AND CONTINGENCIES (NOTE 10)
STOCKHOLDERS' EQUITY
   Class A special common stock, $1 par value - authorized,
     2,500,000,000 shares; issued, 915,871,552 and 937,256,465; outstanding,
     915,871,552 and 913,931,554................................................       915.9             913.9
   Class A common stock, $1 par value - authorized, 200,000,000 shares;
     issued, 21,591,115 and 21,829,422..........................................        21.6              21.8
   Class B common stock, $1 par value - authorized, 50,000,000 shares;
     issued, 9,444,375..........................................................         9.4               9.4
   Additional capital...........................................................    11,800.8          11,752.0
   Retained earnings............................................................     1,391.6           1,631.5
   Accumulated other comprehensive income (loss)................................      (197.7)            144.4
                                                                                  ----------       -----------
       Total stockholders' equity...............................................    13,941.6          14,473.0
                                                                                  ----------       -----------
                                                                                   $35,777.3         $38,260.5
                                                                                  ==========       ===========
See notes to condensed consolidated financial statements.

                                                       2

                                       COMCAST CORPORATION AND SUBSIDIARIES
                                                     FORM 10-Q
                                         QUARTER ENDED SEPTEMBER 30, 2002
                                  CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                                                     (Unaudited)

                                                                         (Amounts in millions, except per share data)
                                                                           Three Months Ended   Nine Months Ended
                                                                             September 30,        September 30,
                                                                             2002      2001      2002      2001
                                                                           --------- --------- --------- ---------
REVENUES
    Service revenues....................................................... $1,692.9  $1,505.7  $5,086.3  $4,316.4
    Net sales from electronic retailing....................................  1,011.8     895.1   2,999.8   2,655.1
                                                                           --------- --------- --------- ---------
                                                                             2,704.7   2,400.8   8,086.1   6,971.5
                                                                           --------- --------- --------- ---------
COSTS AND EXPENSES
    Operating (excluding depreciation).....................................    722.0     678.4   2,191.4   1,989.8
    Cost of goods sold from electronic retailing (excluding depreciation)..    643.1     573.8   1,903.1   1,685.6
    Selling, general and administrative....................................    513.8     448.0   1,491.0   1,268.4
    Depreciation...........................................................    338.9     314.7   1,015.5     829.4
    Amortization...........................................................     56.4     564.1     155.1   1,610.3
                                                                           --------- --------- --------- ---------
                                                                             2,274.2   2,579.0   6,756.1   7,383.5
                                                                           --------- --------- --------- ---------
OPERATING INCOME (LOSS)....................................................    430.5    (178.2)  1,330.0    (412.0)
OTHER INCOME (EXPENSE)
    Interest expense.......................................................   (174.2)   (190.7)   (543.5)   (551.5)
    Investment income (expense)............................................    (53.3)    328.3    (760.4)  1,045.7
    Equity in net losses of affiliates.....................................    (11.5)    (19.5)    (59.9)    (26.1)
    Other income (expense).................................................      3.2      (7.0)    (10.8)  1,180.9
                                                                           --------- --------- --------- ---------
                                                                              (235.8)    111.1  (1,374.6)  1,649.0
                                                                           --------- --------- --------- ---------
INCOME (LOSS) BEFORE INCOME TAXES, MINORITY INTEREST
    AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE.............................    194.7     (67.1)    (44.6)  1,237.0
INCOME TAX EXPENSE.........................................................    (82.5)    (13.5)    (52.3)   (602.1)
                                                                           --------- --------- --------- ---------
INCOME (LOSS) BEFORE MINORITY INTEREST AND CUMULATIVE EFFECT
    OF ACCOUNTING CHANGE...................................................    112.2     (80.6)    (96.9)    634.9
MINORITY INTEREST..........................................................    (36.6)    (26.2)   (126.0)    (89.8)
                                                                           --------- --------- --------- ---------
INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE................     75.6    (106.8)   (222.9)    545.1
CUMULATIVE EFFECT OF ACCOUNTING CHANGE.....................................                                  384.5
                                                                           --------- --------- --------- ---------
NET INCOME (LOSS)..........................................................    $75.6   ($106.8)  ($222.9)   $929.6
                                                                           ========= ========= ========= =========

BASIC EARNINGS (LOSS) PER COMMON SHARE
    Income (loss) before cumulative effect of accounting change............    $0.08    ($0.11)   ($0.23)    $0.58
    Cumulative effect of accounting change.................................                                   0.40
                                                                           --------- --------- --------- ---------
       Net income (loss)...................................................    $0.08    ($0.11)   ($0.23)    $0.98
                                                                           ========= ========= ========= =========
DILUTED EARNINGS (LOSS) PER COMMON SHARE
    Income (loss) before cumulative effect of accounting change............    $0.08    ($0.11)   ($0.23)    $0.56
    Cumulative effect of accounting change.................................                                   0.40
                                                                           --------- --------- --------- ---------
       Net income (loss)...................................................    $0.08    ($0.11)   ($0.23)    $0.96
                                                                           ========= ========= ========= =========

See notes to condensed consolidated financial statements.

                                                         3

                                        COMCAST CORPORATION AND SUBSIDIARIES
                                                     FORM 10-Q
                                          QUARTER ENDED SEPTEMBER 30, 2002
                                   CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                                    (Unaudited)


                                                                                       (Dollars in millions)
                                                                                  Nine Months Ended September 30,
                                                                                      2002             2001
                                                                                    ---------        ---------
OPERATING ACTIVITIES
   Net income (loss)............................................................      ($222.9)          $929.6
   Adjustments to reconcile net income (loss) to net cash provided by operating activities:
     Depreciation...............................................................      1,015.5            829.4
     Amortization...............................................................        155.1          1,610.3
     Non-cash interest expense, net.............................................         31.7             33.5
     Equity in net losses of affiliates.........................................         59.9             26.1
     Losses (gains) on investments and other (income) expense, net..............        799.5         (2,172.8)
     Minority interest..........................................................        126.0             89.8
     Cumulative effect of accounting change.....................................                        (384.5)
     Deferred income taxes......................................................        (59.5)          (141.7)
     Proceeds from sales of trading security....................................                         367.1
     Other......................................................................        (40.4)             1.7
                                                                                    ---------        ---------
                                                                                      1,864.9          1,188.5
     Changes in working capital, net of effects of acquisitions and divestitures:
       Decrease in accounts receivable, net.....................................         33.1            110.3
       Increase in inventories, net.............................................        (28.2)           (65.8)
       Increase in other current assets.........................................        (33.0)           (44.5)
       Increase in accounts payable, accrued expenses and other current
         liabilities............................................................        163.4            394.1
                                                                                    ---------        ---------
                                                                                        135.3            394.1
           Net cash provided by operating activities............................      2,000.2          1,582.6
                                                                                    ---------        ---------
FINANCING ACTIVITIES
   Proceeds from borrowings.....................................................        876.2          5,030.9
   Retirements and repayments of debt...........................................     (2,009.0)        (3,791.1)
   Proceeds from settlement of interest rate exchange agreements................         56.8
   Issuances of common stock....................................................         15.0             23.2
   Repurchases of common stock..................................................                         (27.1)
   Equity contributions from minority partner to a subsidiary...................         10.9              6.4
   Deferred financing costs.....................................................         (2.3)           (22.5)
                                                                                    ---------        ---------
           Net cash (used in) provided by financing activities..................     (1,052.4)         1,219.8
                                                                                    ---------        ---------
INVESTING ACTIVITIES
   Acquisitions, net of cash acquired...........................................        (15.8)          (917.5)
   Sales (purchases) of short-term investments, net.............................          3.8           (173.3)
   Purchases of investments.....................................................        (48.1)          (238.7)
   Increase in notes receivable.................................................                        (400.0)
   Proceeds from sales and settlements of investments...........................        733.5            784.4
   Capital expenditures.........................................................     (1,145.8)        (1,681.2)
   Additions to intangible and other noncurrent assets..........................       (255.6)          (169.2)
                                                                                    ---------        ---------
           Net cash used in investing activities................................       (728.0)        (2,795.5)
                                                                                    ---------        ---------
INCREASE IN CASH AND CASH EQUIVALENTS ..........................................        219.8              6.9
CASH AND CASH EQUIVALENTS, beginning of period..................................        350.0            651.5
                                                                                    ---------        ---------
CASH AND CASH EQUIVALENTS, end of period........................................       $569.8           $658.4
                                                                                    =========        =========



See notes to condensed consolidated financial statements.

                                                         4

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 2002
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     Basis of Presentation
     Comcast Corporation and its subsidiaries ("Comcast" or the "Company") has prepared these unaudited condensed consolidated financial statements based upon Securities and Exchange Commission ("SEC") rules that permit reduced disclosure for interim periods.

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

     SFAS No. 142
     The Financial Accounting Standards Board ("FASB") issued SFAS No. 142, "Goodwill and Other Intangible Assets," in June 2001. SFAS No. 142 addresses how intangible assets that are acquired individually or with a group of other assets should be accounted for in financial statements upon and subsequent to their acquisition. The Company adopted SFAS No. 142 on January 1, 2002, as required by the new statement. Upon adoption, the Company no longer amortizes goodwill and other indefinite lived intangible assets, which consist of cable and sports franchise rights. The Company is required to test its goodwill and intangible assets that are determined to have an indefinite life for impairment at least annually. The provisions of SFAS No. 142 require the completion of an initial transitional impairment assessment, with any impairments identified treated as a cumulative effect of a change in accounting principle. The Company completed this assessment and determined that no cumulative effect results from adopting this change in accounting principle. The provisions of SFAS No. 142 also require the completion of an annual impairment test, with any impairments recognized in current earnings. The Company completed the annual impairment test during the quarter ended June 30, 2002 and determined that no impairment charge is necessary (see Note 6).

     SFAS No. 143
     The FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," in June 2001. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is effective for fiscal years beginning after June 15,

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 2002
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

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

     SFAS No. 145
     The FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections," in April 2002. SFAS No. 145 rescinds, amends or makes various technical corrections to certain existing authoritative pronouncements. Among other things, SFAS No. 145 changes the accounting for certain gains and losses resulting from extinguishments of debt by requiring that a gain or loss from extinguishments of debt be classified as an extraordinary item only if it meets the specific criteria of APB Opinion No. 30. SFAS No. 145 also requires that cash flows from all trading securities, such as the Company's investment in Sprint PCS, be classified as cash flows from operating activities in its statement of cash flows.

     The Company adopted the provisions of SFAS No. 145 effective April 1, 2002, as permitted by the new statement. The Company previously classified losses from debt extinguishments as extraordinary items in its statement of operations. Upon adoption of SFAS No. 145, the Company reclassified these losses from extraordinary items to interest expense for all periods presented in its statement of operations. The change in classification had no effect on the Company's net income (loss) or financial condition. The
     Company previously classified cash flows from purchases, sales and maturities of its investment in Sprint PCS as cash flows from investing activities in its statement of cash flows. The change in classification was to increase the Company's net cash provided by operating activities and to increase the Company's net cash used in investing activities for the nine months ended September 30, 2001.

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

     EITF 01-9
     In November 2001, the EITF of the FASB reached a consensus on EITF 01-9, "Accounting for Consideration Given to a Customer (Including a Reseller of the Vendor's Products"). EITF 01-9 requires, among other things, that consideration paid to customers should be classified as a reduction of revenue unless certain criteria are met. Certain of the Company's content subsidiaries have paid or may pay distribution fees to cable television and satellite broadcast systems for carriage of their programming. The Company previously classified the amortization of these distribution fees as expense in its statement of operations. Upon adoption of EITF 01-9 on January 1, 2002, the Company reclassified certain of these distribution fees from expense to a revenue reduction for all periods presented in its statement of operations. The change in classification had no impact on the Company's reported operating income (loss) or financial condition. This change does not apply to distribution fees paid by the Company's consolidated subsidiary, QVC, Inc. ("QVC") as the counterparties to QVC's distribution agreements do not make revenue payments to QVC. Amortization expense includes $5.7 million, $5.3 million, $15.3 million

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 2002
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

     and $19.4 million during the three months ended September 30, 2002 and 2001 and during the nine months ended September 30, 2002 and 2001, respectively, related to QVC distribution fees.

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

     The Company's potentially dilutive securities include potential common shares related to the Company's Zero Coupon Convertible Debentures due 2020 (the "Zero Coupon Debentures" - see Note 7), stock options, restricted stock and, in 2001, Series B convertible preferred stock. Diluted EPS considers the impact of potentially dilutive securities except in periods in which there is a loss as the inclusion of the potential common shares would have an antidilutive effect. Diluted EPS excludes the impact of potential common shares related to the Company's Zero Coupon Debentures in periods in which the weighted average closing sale price of the Company's Class A Special Common Stock during the period is not greater than 110% of the accreted conversion price. Diluted EPS excludes the impact of potential common shares related to the Company's stock options in periods in which the option exercise price is greater than the average market price of the Company's common stock for the period.

     Diluted EPS for the three months ended September 30, 2002 and 2001 and for the nine months ended September 30, 2002 and 2001, respectively, excludes approximately 16.9 million, 21.1 million, 18.8 million and 21.1 million potential common shares related to the Zero Coupon Debentures, respectively, as the weighted average closing sale price of the Company's Class A Special Common Stock was not greater than 110% of the accreted conversion price.

     Diluted EPS for the three months ended September 30, 2001 and the nine months ended September 30, 2002 excludes approximately 54.2 million and
     64.1 million potential common shares related to the Company's stock option and restricted stock plans, respectively, because the assumed issuance of such potential common shares is antidilutive in periods in which there is a loss.

     Diluted EPS for the three months ended September 30, 2002 and the nine months ended September 30, 2001 excludes approximately 41.6 million and 4.5 million potential common shares, respectively, related to the Company's stock option plans because the option exercise price was greater than the average market price of the Company's common stock for the period.

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 2002
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

     The following table reconciles the numerator and denominator of the computations of diluted earnings (loss) per common share ("Diluted EPS") for income (loss) before cumulative effect of accounting change for the interim periods presented.


                                                       (Amounts in millions, except per share data)
                                                  Three Months Ended                 Three Months Ended
                                                  September 30, 2002                 September 30, 2001
                                           ---------------------------------  --------------------------------
                                                                 Per Share                          Per Share
                                            Income     Shares      Amount       Loss      Shares     Amount
                                           ---------  --------- ------------  ---------  --------- -----------

Basic EPS................................      $75.6      952.9      $0.08      ($106.8)     951.5     ($0.11)
Effect of Dilutive Securities
   Assumed exercise of stock option
     and restricted stock plans..........                   6.3
                                           ---------  --------- ----------    ---------  --------- ----------
Diluted EPS..............................      $75.6      959.2      $0.08      ($106.8)     951.5     ($0.11)
                                           =========  ========= ==========    =========  ========= ==========

                                                   Nine Months Ended                 Nine Months Ended
                                                  September 30, 2002                 September 30, 2001
                                           ---------------------------------  --------------------------------
                                                                 Per Share                          Per Share
                                             Loss      Shares      Amount      Income     Shares     Amount
                                           ---------  --------- ------------  ---------  --------- -----------

Basic EPS................................    ($222.9)     952.2     ($0.23)      $545.1      949.3      $0.58

Effect of Dilutive Securities
   Assumed conversion of Series B
     convertible preferred stock.........                                                      1.4
   Assumed exercise of stock option
      and restricted stock plans.........                                                     14.0
                                           ---------  --------- ----------    ---------  --------- ----------
Diluted EPS..............................    ($222.9)     952.2     ($0.23)      $545.1      964.7      $0.56
                                           =========  ========= ==========    =========  ========= ==========

4.   ACQUISITIONS AND OTHER SIGNIFICANT EVENTS

     Agreement and Plan of Merger with AT&T Broadband
     On December 19, 2001, the Company entered into an Agreement and Plan of Merger with AT&T Corp. ("AT&T") pursuant to which the Company agreed to a transaction which will result in the combination of the Company and AT&T Broadband Corp. ("Broadband"), a holding company of AT&T's broadband business ("AT&T Broadband") that AT&T will spin off to its shareholders immediately prior to the combination. On July 10, 2002, shareholders of both the Company and AT&T approved the transaction. As of September 30, 2002, AT&T Broadband served approximately 13.1 million subscribers.

     The consideration to complete the AT&T Broadband transaction will consist of shares of the combined company's common stock, assumed debt of Broadband's subsidiaries, intercompany indebtedness Broadband must pay AT&T upon closing, the Company's transaction costs directly related to the AT&T Broadband transaction, and, pursuant to an amendment to the original agreement as discussed below, the assumption of certain AT&T indebtedness.

     Under the terms of the AT&T Broadband transaction, each Comcast shareholder will receive one share of a corresponding class of stock of the combined company for each share of a class of common stock of Comcast held at the time of the transaction. The combined company will issue approximately
     1.235 billion shares of its voting common stock to AT&T Broadband shareholders in exchange for all of AT&T's interests in AT&T Broadband, and approximately 115 million shares of its common stock to Microsoft Corporation ("Microsoft") in exchange for

                      COMCAST CORPORATION AND SUBSIDIARIES
                                   FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 2002
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                  (Unaudited)

     AT&T Broadband shares that Microsoft will receive immediately prior to the completion of the transaction for settlement of their $5 billion aggregate principal amount in quarterly income preferred securities.

     Excluding AT&T Broadband's exchangeable notes, which are mandatorily redeemable at AT&T Broadband's option into shares of certain publicly traded companies held by AT&T Broadband, the Company currently estimates that the combined company will require approximately $20 billion of assumed, refinanced and new indebtedness upon completion of the AT&T Broadband transaction.

     Subsequent to the original merger agreement, economic and business factors led the Company and AT&T to agree to change the form of consideration to be paid in the AT&T Broadband transaction. On August 12, 2002, AT&T filed a registration statement with the SEC for a proposed exchange offer relating to $11.8 billion aggregate principal amount of AT&T's existing debt securities. The exchange offer, if successful, would result in the assumption of a portion of AT&T's indebtedness by AT&T Broadband (and a corresponding decrease in the amount of intercompany indebtedness Broadband must pay AT&T upon closing). The exchange offer is subject to market conditions and is expected to close in November 2002.

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

     Modification of the original merger agreement to provide for the assumption of a portion of AT&T's debt securities by Broadband and the related reduction in the intercompany indebtedness represents a substantive change in the non-equity, or "other," consideration being paid in the AT&T Broadband transaction, resulting in a new measurement date for determining the value of the Comcast common stock used to value the combined company securities to be issued in the AT&T Broadband transaction. Absent the modification of the original merger agreement, the measurement date would have been the date the terms of the merger agreement were agreed to and announced. The new measurement date is established as of the date of the substantive modification of the original merger agreement and applies irrespective of whether the exchange offer is completed. The fair value of the shares to be issued for AT&T Broadband will be based on a price per share of $18.80 which reflects the weighted average market price of Comcast common stock during the period beginning two days before and ending two days after the new measurement date.

     In limited circumstances, the number of shares of combined company stock to be issued to certain AT&T security holders in connection with the AT&T Broadband transaction is subject to adjustment. If this occurs, the fair value of all of the shares to be issued would be based on the market price of Comcast common stock on the closing date of the AT&T Broadband transaction.

     The Company expects that the AT&T Broadband transaction will qualify as tax-free to both the Company and to AT&T. The transaction is subject to customary closing conditions and regulatory and other approvals. The Company expects to close the AT&T Broadband transaction by the end of November 2002.

     AT&T  Broadband  holds  an  approximate   27.6%  interest  in  Time  Warner
     Entertainment Company L.P. ("TWE"). On August 21, 2002, AT&T and the Company announced that they had entered into an agreement with AOL Time Warner providing for the restructuring of TWE. The restructuring agreement is intended to provide for a more orderly and timely disposition of AT&T Broadband's ownership interest in TWE than would likely be available under the registration rights provisions of the existing TWE partnership agreement. As part of the restructuring, TWE will distribute to AOL Time Warner all of TWE's major content assets, which include Home Box Office, Warner Bros., and stakes in The WB Network, Comedy Central and Court TV, and receive in exchange therefor AOL Time Warner's cable assets not currently held through TWE. Upon closing of the restructuring agreement, AT&T Broadband will receive $1.5 billion in common stock of AOL Time Warner (valued at the time of the closing and subject to certain limitations), and an approximate 21% equity interest in the successor entity to TWE

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 2002
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

     ("Time Warner Cable", which will then hold all of AOL Time Warner's cable properties), in exchange for its approximate 27.6% interest in TWE. AT&T Broadband will also receive $2.1 billion in cash. Upon consummation of the AT&T Broadband transaction, the combined company will assume all of AT&T Broadband's interest in TWE. Time Warner Cable is expected to conduct an initial public offering of common stock following closing under the restructuring agreement. Also, under the restructuring agreement, the combined company will have registration rights enabling it to dispose of its shares in Time Warner Cable and in AOL Time Warner.

     As part of the process of obtaining approval of the AT&T Broadband transaction from the Federal Communications Commission ("FCC"), AT&T and the Company will, at the closing of the AT&T Broadband transaction, place AT&T's entire interest in TWE in trust for orderly disposition. Any non-cash consideration received in respect of such interest as a result of the TWE restructuring, including the AOL Time Warner and Time Warner Cable common stock, will remain in trust until disposed of or FCC approval is obtained to remove such interests from the trust.

     As a condition of the closing of the TWE restructuring, the combined company will enter into a three-year nonexclusive agreement with AOL Time Warner under which the AOL High-Speed Broadband service would be made available over a three-year period on certain of the combined company's cable systems which pass approximately 10 million homes.

     The TWE restructuring is subject to receipt of certain regulatory approvals and other closing conditions, and is expected to close during the first quarter of 2003. If the restructuring agreement is terminated without the restructuring being consummated, the parties will return to the registration rights process under the TWE partnership agreement.

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

                                                                   (Amounts in millions,
                                                                   except per share data)
                                                                     Nine Months Ended
                                                                     September 30, 2001
                                                                  ------------------------

          Revenues................................................       $7,222.8
          Income before cumulative effect of accounting change....         $487.9
          Net income..............................................         $872.4
          Diluted EPS.............................................          $0.90

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

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 2002
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

5.   INVESTMENTS


                                                                              September 30,    December 31,
                                                                                  2002             2001
                                                                             ---------------  --------------
                                                                                  (Dollars in millions)
           Fair value method
                  AT&T Corp............................................               $498.6      $1,514.9
                  Sprint Corp. PCS Group...............................                439.7       2,109.5
                  Other................................................                 71.7         227.2
                                                                             ---------------  ------------
                                                                                     1,010.0       3,851.6
           Cost method.................................................                124.2         143.6
           Equity method...............................................                357.3         307.2
                                                                             ---------------  ------------
                  Total investments....................................              1,491.5       4,302.4
           Less, current investments...................................                905.9       2,623.2
                                                                             ---------------  ------------
           Non-current investments.....................................               $585.6      $1,679.2
                                                                             ===============  ============

     Fair Value Method
     The Company holds unrestricted equity investments in certain publicly traded companies which it accounts for as available for sale or trading securities. The unrealized pre-tax gains on available for sale investments as of September 30, 2002 and December 31, 2001 of $71.1 million and $280.3 million, respectively, have been reported in the Company's balance sheet principally as a component of accumulated other comprehensive income
     (loss), net of related deferred income taxes of $24.9 million and $95.3 million, respectively.

     The cost, fair value and gross unrealized gains and losses related to the Company's available for sale securities are as follows:


                                                                           September 30,       December 31,
                                                                               2002                2001
                                                                            -----------         -----------
                                                                                 (Dollars in millions)

     Cost.............................................................           $470.8            $1,355.0
     Gross unrealized gains...........................................             73.9               283.2
     Gross unrealized losses..........................................             (2.8)               (2.9)
                                                                            -----------         -----------

     Fair value.......................................................           $541.9            $1,635.3
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

     The unrealized pre-tax losses on cash flow hedges as of September 30, 2002 and December 31, 2001 of $305.4 million and $0.9 million have been reported in the Company's balance sheet as a component of accumulated other comprehensive income (loss), net of related deferred income taxes of $106.9 million and $0.3 million, respectively. The unrealized pre-tax losses on cash flow hedges as of September 30, 2002 consist primarily of the unrealized pre-tax loss of $297.6 million related to the Company's interest rate lock agreements ("Rate Locks") which has been

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 2002
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

     reported as a component of accumulated other comprehensive income (loss), net of related deferred income taxes of $104.2 million (see Note 7).

     Investment Income (Expense)
     Investment income (expense) for the interim periods includes the following (in millions):


                                                              Three Months Ended         Nine Months Ended
                                                                 September 30,             September 30,
                                                               2002        2001          2002        2001
                                                             ---------   ---------     ---------   ---------
Interest and dividend income................................      $8.6       $25.6         $26.1       $60.6
Gains (losses) on sales and exchanges of investments, net...       0.3        17.2        (100.6)      476.8
Investment impairment losses................................      (5.9)      (15.7)       (227.2)     (954.8)
Reclassification of unrealized gains........................                 237.9                   1,330.3
Unrealized (loss) gain on Sprint PCS common stock...........    (181.2)      154.5      (1,620.9)      420.1
Mark to market adjustments on derivatives related
     to Sprint PCS common stock.............................     138.7      (120.2)      1,309.8      (311.7)
Mark to market adjustments on derivatives and
     hedged items...........................................     (13.8)       29.0        (147.6)       24.4
                                                             ---------   ---------     ---------   ---------

     Investment income (expense)............................    ($53.3)     $328.3       ($760.4)   $1,045.7
                                                             =========   =========     =========   =========

     The investment impairment losses for the nine months ended September 30, 2002 and 2001 relate principally to other than temporary declines in the Company's investment in AT&T.

     During the three months ended September 30, 2001, the Company wrote-off its investment in Excite@Home common stock based upon a decline in the investment that was considered other than temporary. In connection with the realization of this impairment loss, the Company reclassified to investment income the accumulated unrealized gain of $237.9 million on the Company's investment in Excite@Home common stock which was previously recorded as a component of accumulated other comprehensive income (loss). The Company recorded this accumulated unrealized gain prior to the Company's designation of its right under a stockholders agreement as a hedge of the Company's investment in the Excite@Home common stock.

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

6.   GOODWILL AND INTANGIBLE ASSETS

     The changes in the  carrying  amount of goodwill by business  segment  (see
     Note 11) for the periods presented are as follows (in millions):


                                                                                      Corporate
                                                         Cable          Commerce      and Other            Total
                                                      ------------    ------------   ------------   ------------

     Balance, December 31, 2001......................     $4,688.4          $834.8         $766.2       $6,289.4
         Purchase price allocation adjustments.......          5.1                          151.8          156.9
                                                      ------------    ------------   ------------   ------------
     Balance, September 30, 2002.....................     $4,693.5          $834.8         $918.0       $6,446.3
                                                      ============    ============   ============   ============

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 2002
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

     During the nine months ended September 30, 2002, the Company recorded the final purchase price allocation related to the Company's acquisition, on October 30, 2001, of Outdoor Life Network, which resulted in an increase in goodwill and a corresponding decrease in cable and satellite television distribution rights. In addition, during the nine months ended September 30, 2002, the Company recorded the final purchase price allocation related to certain of its cable system acquisitions, which resulted in an increase in goodwill and a corresponding decrease in franchise rights.

     As of September 30, 2002, the weighted average amortization period for the Company's intangible assets subject to amortization is 8.1 years and estimated related amortization expense for each of the five years ended December 31 is as follows (in millions):


               2002............................            $208.2
               2003............................            $202.3
               2004............................            $181.8
               2005............................            $162.4
               2006............................            $138.0

     The following pro forma financial information for the three and nine months ended September 30, 2001 is presented as if SFAS No. 142 was adopted as of January 1, 2001 (amounts in millions, except per share data):


                                                             Three Months            Nine Months
                                                                 Ended                  Ended
                                                             September 30,          September 30,
                                                                  2001                   2001
                                                           -----------------      -----------------
Net Income (Loss)
   As reported.........................................           ($106.8)               $929.6
     Amortization of goodwill..........................              79.4                 233.8
     Amortization of equity method goodwill............               1.9                  13.0
     Amortization of franchise rights..................             283.9                 813.3
                                                           --------------         -------------
   As adjusted.........................................            $258.4              $1,989.7
                                                           ==============         =============

   Income before cumulative effect of
     accounting change, as adjusted....................            $258.4              $1,605.2
                                                           ==============         =============
Basic EPS
   As reported.........................................            ($0.11)                $0.98
     Amortization of goodwill..........................              0.08                  0.25
     Amortization of equity method goodwill............                                    0.01
     Amortization of franchise rights..................              0.30                  0.86
                                                           --------------         -------------
   As adjusted.........................................             $0.27                 $2.10
                                                           ==============         =============

Diluted EPS
   As reported.........................................            ($0.11)                $0.96
     Amortization of goodwill..........................              0.08                  0.24
     Amortization of equity method goodwill............                                    0.01
     Amortization of franchise rights..................              0.30                  0.85
                                                           --------------         -------------
   As adjusted.........................................             $0.27                 $2.06
                                                           ==============         =============

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 2002
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

7.   LONG-TERM DEBT

     Commercial Paper
     The Company's senior bank credit facility consists of a $2.25 billion, five-year revolving credit facility and a $1.925 billion, 364-day revolving credit facility (together, the "Comcast Cable Revolver"). The 364-day revolving credit facility supports the commercial paper program of Comcast Cable Communications, Inc., a wholly owned subsidiary of the Company. Amounts outstanding under the commercial paper program are classified as long-term in the Company's balance sheet as of September 30, 2002 and December 31, 2001 as the Company has both the ability and the intent to refinance these obligations, if necessary, on a long-term basis with amounts available under the Comcast Cable Revolver.

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

     Holders may require the Company to repurchase the Zero Coupon Debentures on December 19, 2002, 2003, 2005, 2010 and 2015. Holders may surrender the Zero Coupon Debentures for conversion at any time prior to maturity if the closing price of the Company's Class A Special Common Stock is greater than 110% of the accreted conversion price for at least 20 trading days of the 30 trading days prior to conversion. During the three months ended September 30, 2002, the Company repurchased from holders an aggregate of $167.1 million accreted value of Zero Coupon Debentures for cash. The Company financed the redemption with available cash. As of September 30, 2002, $939.2 million of Zero Coupon Debentures remain outstanding.

     Amounts outstanding under the Zero Coupon Debentures are classified as long-term in the Company's balance sheet as of September 30, 2002 and December 31, 2001 as the Company has both the ability and the intent to refinance the Zero Coupon Debentures on a long-term basis with amounts available under the Comcast Cable Revolver in the event holders of the Zero Coupon Debentures exercise their rights to require the Company to repurchase the Zero Coupon Debentures in December 2002.

     ZONES
     At maturity, holders of the Company's 2.0% Exchangeable Subordinated Debentures due 2029 (the "ZONES") are entitled to receive in cash an amount equal to the higher of the principal amount of the ZONES or the market value of Sprint PCS common stock.

     Prior to maturity, each ZONES is exchangeable at the holders' option for an amount of cash equal to 95% of the market value of Sprint PCS Stock. As of September 30, 2002, the number of Sprint PCS shares held by the Company exceeded the number of ZONES outstanding.

     As of September 30, 2002 and December 31, 2001, long-term debt includes $577.2 million and $1.613 billion, respectively, of ZONES. Upon adoption of SFAS No. 133, the Company split the accounting for the ZONES into derivative and debt components. The Company records the change in the fair value of the derivative component of the ZONES (see Note 5) and the increase in the carrying value of the debt component of the ZONES as follows (in millions):

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 2002
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)


                                                     Three Months Ended             Nine Months Ended
                                                       September 30,                  September 30,
                                                    2002           2001            2002           2001
                                                 -----------    -----------     ----------     -----------
Balance at Beginning of Period:
    Debt component............................        $478.9         $456.2         $467.4          $445.2
    Derivative component......................         210.2        1,136.9        1,145.2           961.3
                                                 -----------    -----------     ----------     -----------
          Total ..............................         689.1        1,593.1        1,612.6         1,406.5

Increase in debt component
    to interest expense.......................           5.9            5.6           17.4            16.6
Increase (decrease) in derivative component
    to investment income/expense..............        (117.8)          98.5       (1,052.8)          274.1

Balance at End of Period:
    Debt component............................         484.8          461.8          484.8           461.8
    Derivative component......................          92.4        1,235.4           92.4          1,235.4
                                                 -----------    -----------     ----------     -----------
          Total ..............................        $577.2       $1,697.2         $577.2        $1,697.2
                                                 ===========    ===========     ==========     ===========


     New Credit Facilities
     On May 3, 2002, Broadband and AT&T Comcast Corporation, a company owned 50% each by AT&T and the Company ("AT&T Comcast"), entered into definitive credit agreements with a syndicate of lenders for an aggregate of $12.825 billion of financing to complete the AT&T Broadband transaction (see Note
     4) and to provide for the combined company's financing needs after the transaction. Under the terms of the new credit facilities, the obligation of the lenders to provide the financing upon completion of the AT&T Broadband transaction is subject to a number of conditions, including a condition that the combined company holds investment-grade credit ratings from both Standard & Poor's ("S&P") and Moody's Investor Services ("Moody's") ratings agencies at the time of closing. On September 30, 2002, the Company announced that AT&T Comcast had received investment-grade credit ratings from each of S&P and Moody's allowing AT&T Comcast to access all amounts under the credit facilities upon closing of the AT&T Broadband transaction.

     Interest Rates
     Excluding the derivative component of the ZONES whose changes in fair value are recorded to investment income (expense), the Company's effective weighted average interest rate on its long-term debt outstanding was 6.58% and 6.03% as of September 30, 2002 and December 31, 2001, respectively.

     Interest Rate Risk Management
     During the nine months ended September 30, 2002, the Company settled $950.0 million aggregate notional amount of fixed to variable interest rate exchange agreements ("Swaps") and received proceeds of $56.8 million. This amount is being recognized as an adjustment to interest expense over the term of the related debt. During the nine months ended September 30, 2002, variable to fixed Swaps with an aggregate notional amount of $106.9 million expired. As of September 30, 2002, the Company has variable to fixed Swaps with an aggregate notional amount of $143.4 million with an average pay rate of 4.8% and an average receive rate of 1.8%. The Swaps mature between 2002 and 2003.

     In June and July 2002, the Company entered into Rate Locks to hedge the risk that the cash flows related to the interest payments on an anticipated issuance or assumption of certain fixed rate debt in connection with the AT&T Broadband transaction may be adversely affected by interest rate fluctuations (see Note 4). The Rate Locks mature in the fourth quarter of 2002, the timing of the anticipated issuance or assumption of the fixed rate debt. To the extent the Rate Locks are effective in offsetting the variability of the hedged cash flows, changes in the fair value of the Rate Locks are not included in earnings but are reported as a component of accumulated other comprehensive

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 2002
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

     income (loss) (see Note 5). Upon the issuance or assumption of the debt, the value of the Rate Locks will be recognized as an adjustment to interest expense over the same period in which the related interest costs on the debt are recognized in earnings.

     Lines and Letters of Credit
     As of September 30, 2002, certain subsidiaries of the Company had unused lines of credit of $3.722 billion under their respective credit facilities.

     As of September 30, 2002, the Company and certain of its subsidiaries had unused irrevocable standby letters of credit totaling $88.1 million to cover potential fundings under various agreements.

8.   STOCKHOLDERS' EQUITY

     Retirement of Shares
     In March 2002, as a result of the merger of a wholly owned subsidiary into the Company, approximately 23.3 million shares of the Company's Class A Special Common Stock held by the subsidiary were retired and returned to authorized but unissued status.

     Comprehensive Income (Loss)
     The Company's total comprehensive income (loss) for the interim periods was as follows (in millions):


                                                             Three Months Ended       Nine Months Ended
                                                                September 30,           September 30,
                                                               2002        2001       2002        2001
                                                             ---------  ----------  ---------  ----------
     Net income (loss)....................................       $75.6     ($106.8)   ($222.9)     $929.6
     Unrealized gains (losses) on marketable securities...        24.7        69.0     (339.6)      265.9
     Reclassification adjustments for losses (gains)
       included in net income (loss)......................         0.2      (157.4)     203.3      (486.5)
     Unrealized losses on the effective portion of
       cash flow hedges...................................      (197.5)       (1.4)    (198.0)       (3.1)
     Foreign currency translation losses..................        (1.4)       (2.7)      (7.8)       (9.4)
                                                             ---------  ----------  ---------  ----------
     Comprehensive income (loss)..........................      ($98.4)    ($199.3)   ($565.0)     $696.5
                                                             =========  ==========  =========  ==========

9.   STATEMENT OF CASH FLOWS - SUPPLEMENTAL INFORMATION

     The fair values of the assets and liabilities acquired by the Company through noncash transactions during the nine months ended September 30, 2001 are as follows (in millions):


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
                                                        ===========

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 2002
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

     The Company made cash payments for interest and income taxes during the interim periods as follows (in millions):


                                                                     Three Months           Nine Months
                                                                         Ended                 Ended
                                                                     September 30,         September 30,
                                                                   2002         2001      2002        2001
                                                                 --------     --------  --------    --------

     Interest...................................................   $103.8       $129.8    $451.1      $426.5
     Income taxes...............................................    $53.4        $10.4    $211.9      $136.8

10.  COMMITMENTS AND CONTINGENCIES

     Certain litigation has been filed against the Company as a result of alleged conduct of the Company with respect to its investment in and distribution relationship with At Home Corporation ("At Home"). At Home was a provider of high-speed Internet access and content services, which filed for bankruptcy protection in September 2001. Filed actions are: (i) class action lawsuits against the Company, Brian L. Roberts (the Company's President and a director), AT&T (the former controlling shareholder of At Home and also a former distributor of the At Home service) and other corporate and individual defendants in the Superior Court of San Mateo County, California, alleging breaches of fiduciary duty on the part of the Company and the other defendants in connection with transactions agreed to in March 2000 among At Home, the Company, AT&T and Cox Communications, Inc. ("Cox," also an investor in At Home and a former distributor of the At Home service); (ii) class action lawsuits against the Company, AT&T and others in the United States District Court for the Southern District of New York, alleging securities law violations and common law fraud in connection with disclosures made by At Home in 2001; and (iii) a lawsuit brought in the United States District Court for the District of Delaware in the name of At Home by certain At Home bondholders against the Company, Brian L. Roberts, Cox and others, alleging breaches of fiduciary duty relating to the March 2000 transactions and seeking recovery of alleged short-swing profits of at least $600 million pursuant to Section 16(b) of the Securities Exchange Act of 1934 purported to have arisen in connection with certain transactions relating to At Home stock effected pursuant to the March 2000 agreements. The actions in San Mateo County, California have been stayed by the United States Bankruptcy Court for the Northern District of California, the court in which At Home filed for bankruptcy, as violating the automatic bankruptcy stay. In the Southern District of New York actions, the court has ordered the actions consolidated into a single action; an amended consolidated complaint is required to be served by October 31, 2002.

     Since September 2001, certain creditors of At Home have threatened to commence litigation against AT&T relating to the conduct of AT&T or its designees on the At Home Board in connection with At Home's declaration of bankruptcy and At Home's subsequent aborted efforts to dispose of some of its businesses or assets in the bankruptcy court-supervised auction, as well as in connection with other aspects of AT&T's relationship with At Home. No such lawsuits have been filed to date. The plan of liquidation in the At Home bankruptcy, approved in October 2002, implements a creditor settlement and provides that all claims of the bankrupt estate of At Home against AT&T and other shareholders will be transferred to a liquidating trust funded with at least $12 million, and as much as $17 million, to finance the litigation of those claims.

     Following closing of the AT&T Broadband transaction, the Company will be contractually liable for 50% of any liabilities of AT&T relating to At Home, including any resulting from any such pending or threatened litigation (the "AT&T At Home Potential Liabilities"). AT&T will be liable for the other 50% of such liabilities.

     The Company denies any wrongdoing in connection with the claims which have been made directly against the Company, its subsidiaries and Brian L. Roberts, and intends to defend all such claims vigorously. In management's opinion, the final disposition of such claims is not expected to have a material adverse effect on the Company's or, following the closing of the AT&T Broadband transaction, the combined company's, consolidated financial position, but could possibly be material to the consolidated results of operations of any one period. Further, no assurance can be given that any adverse outcome would not be material to such consolidated financial position.

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 2002
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

     Management has no basis for any expectation that the Company's 50% share of the AT&T At Home Potential Liabilities would have a material adverse effect on the combined company's consolidated financial position or results of operations, although no assurance can be given that any adverse outcome would not be material.

     The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to such actions is not expected to have a material adverse effect on the financial position or results of operations of the Company.

     In connection with a license awarded to an affiliate, the Company is contingently liable in the event of nonperformance by the affiliate to reimburse a bank which has provided a performance guarantee. The amount of the performance guarantee is approximately $225 million; however the
     Company's current estimate of the amount of future expenditures (principally in the form of capital expenditures) that will be made by the affiliate necessary to comply with the performance requirements will not exceed $75 million.

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 2002
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

11.  FINANCIAL DATA BY BUSINESS SEGMENT

     The following represents the Company's significant business segments, "Cable" and "Commerce." The components of net income (loss) below operating income (loss) are not separately evaluated by the Company's management on a segment basis (dollars in millions).

                                                                                     Corporate and
                                                         Cable         Commerce        Other (1)         Total
                                                         -----         --------        ---------         -----
Three Months Ended September 30, 2002
-------------------------------------
Revenues (2).........................................    $1,548.0        $1,011.8         $144.9       $2,704.7
Operating income (loss) before depreciation
     and amortization (3)............................       645.2           185.4           (4.8)         825.8
Depreciation and amortization........................       309.1            27.1           59.1          395.3
Operating income (loss)..............................       336.1           158.3          (63.9)         430.5
Interest expense.....................................       140.1             2.6           31.5          174.2
Capital expenditures.................................       322.0            28.1            6.8          356.9

Three Months Ended September 30, 2001
-------------------------------------
Revenues (2).........................................    $1,378.5          $895.1         $127.2       $2,400.8
Operating income (loss) before depreciation
     and amortization (3)............................       574.7           153.7          (27.8)         700.6
Depreciation and amortization........................       770.1            35.2           73.5          878.8
Operating income (loss)..............................      (195.4)          118.5         (101.3)        (178.2)
Interest expense.....................................       143.9             6.7           40.1          190.7
Capital expenditures.................................       450.0            39.4           48.1          537.5

Nine Months Ended September 30, 2002
------------------------------------
Revenues (2).........................................    $4,558.2        $2,999.8         $528.1       $8,086.1
Operating income before depreciation and
     amortization (3)................................     1,895.9           572.2           32.5        2,500.6
Depreciation and amortization........................       899.8            82.6          188.2        1,170.6
Operating income (loss)..............................       996.1           489.6         (155.7)       1,330.0
Interest expense.....................................       427.4             9.0          107.1          543.5
Capital expenditures.................................     1,010.7           110.5           24.6        1,145.8

Nine Months Ended September 30, 2001
------------------------------------
Revenues (2).........................................    $3,898.8        $2,655.1         $417.6       $6,971.5
Operating income (loss) before depreciation
     and amortization (3)............................     1,610.4           486.2          (68.9)       2,027.7
Depreciation and amortization........................     2,194.9           106.6          138.2        2,439.7
Operating income (loss)..............................      (584.5)          379.6         (207.1)        (412.0)
Interest expense.....................................       405.6            21.8          124.1          551.5
Capital expenditures.................................     1,400.9           107.4          172.9        1,681.2

As of September 30, 2002
------------------------
Assets...............................................   $28,768.4        $2,891.7       $4,117.2      $35,777.3
Long-term debt, less current portion.................     7,811.0             1.4        2,115.5        9,927.9

As of December 31, 2001
-----------------------
Assets...............................................   $29,084.6        $2,809.2       $6,366.7      $38,260.5
Long-term debt, less current portion.................     8,363.2            62.7        3,315.7       11,741.6

     _______________


                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 2002
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONCLUDED
                                   (Unaudited)

     (1) Other includes segments not meeting certain quantitative guidelines for reporting including the Company's content and business communications operations as well as elimination entries related to the segments presented. Corporate and other assets consist primarily of the Company's investments, and cable and satellite television distribution rights and goodwill of the Company's content operations (see Notes 5 and 6).
     (2) Revenues include $162.6 million, $114.0 million, $459.2 million and $348.4 million during the three months ended September 30, 2002 and 2001 and during the nine months ended September 30, 2002 and 2001, respectively, of non-US revenues, principally related to the Company's commerce segment. No single customer accounted for a significant amount of the Company's revenues in any period.
     (3) Operating income (loss) before depreciation and amortization is commonly referred to in the Company's businesses as "operating cash flow (deficit)." Operating cash flow is a measure of a company's ability to generate cash to service its obligations, including debt service obligations, and to finance capital and other expenditures. In part due to the capital intensive nature of the Company's businesses and the resulting significant level of non-cash depreciation and amortization expense, operating cash flow is frequently used as one of the bases for comparing businesses in the Company's industries, although the Company's measure of operating cash flow may not be comparable to similarly titled measures of other companies. Operating cash flow is the primary basis used by the Company's management to measure the operating performance of its businesses. Operating cash flow does not purport to represent net income or net cash provided by operating activities, as those terms are defined under generally accepted accounting principles, and should not be considered as an alternative to such measurements as an indicator of the Company's performance.

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 2002


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

     We have both the ability and intent to redeem the $939.2 million outstanding Zero Coupon Debentures with amounts available under subsidiary credit facilities if holders exercise their rights to require us to repurchase the Zero Coupon Debentures in December 2002. As of September 30, 2002, certain of our subsidiaries had unused lines of credit of $3.722 billion under their respective credit facilities.

     Refer to Note 7 to our financial statements included in Item 1 for a discussion of our Zero Coupon Debentures. Refer to Note 10 to our financial statements included in Item 1 for a discussion of our commitments and contingencies.

     AT&T Broadband Transaction

     Excluding AT&T Broadband's exchangeable notes, which are mandatorily redeemable at AT&T Broadband's option into shares of certain publicly traded companies held by AT&T Broadband, we currently estimate that the combined company will require approximately $20 billion of assumed, refinanced and new indebtedness upon completion of the AT&T Broadband transaction. Of this $20 billion of indebtedness, approximately $7 billion to $8 billion will be assumed indebtedness of AT&T Broadband's subsidiaries, $9 billion to $10 billion will retire amounts we expect AT&T Broadband Corp. ("Broadband") will owe AT&T Corp. ("AT&T") at, and will be required to pay, upon closing of the AT&T Broadband transaction (subject to offset for amounts of AT&T indebtedness assumed at closing as described in the following paragraph), and $2 billion to $4 billion will be needed to refinance AT&T Broadband debt that will become due on or shortly after the closing of the AT&T Broadband transaction and to provide appropriate cash reserves to fund AT&T Broadband's operations and capital expenditures. We cannot provide assurances that the actual amount of this indebtedness will not exceed $20 billion.

     Subsequent to the original merger agreement, economic and business factors led us and AT&T to agree to change the form of consideration to be paid in the AT&T Broadband transaction. On August 12, 2002, AT&T Comcast Corporation ("AT&T Comcast"), along with AT&T, Broadband, two of AT&T's cable subsidiaries and our wholly owned cable subsidiary, Comcast Cable Communications, Inc. ("Comcast Cable") filed a registration statement with the Securities and Exchange Commission for a proposed exchange offer relating to $11.8 billion aggregate principal amount of AT&T's existing debt securities. The exchange offer, if successful, would result in the assumption of a portion of AT&T's indebtedness by AT&T Broadband (and a corresponding decrease in the amount of intercompany indebtedness Broadband must pay AT&T upon closing). The exchange offer is subject to market conditions and is expected to close in November 2002.

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 2002


     On May 3, 2002, Broadband and AT&T Comcast entered into definitive credit agreements with a syndicate of lenders for an aggregate of $12.825 billion of financing to complete the AT&T Broadband transaction and to provide for the combined company's financing needs after the transaction. Under the terms of the new credit facilities, the obligation of the lenders to provide the financing upon completion of the AT&T Broadband transaction is subject to a number of conditions, including a condition that the combined company holds investment-grade credit ratings from both Standard & Poor's ("S&P") and Moody's Investor Services ("Moody's") ratings agencies at the time of closing. On September 30, 2002, we announced that AT&T Comcast had received investment-grade credit ratings from each of S&P and Moody's allowing AT&T Comcast to access all amounts under the credit facilities upon closing of the AT&T Broadband transaction. We therefore expect that we will be able to obtain the necessary financing to complete the AT&T Broadband transaction.

     We may also use other immediately available sources of financing to fund these requirements, including:

     o    our existing cash, cash equivalents and short- term investments,

     o amounts available under our subsidiaries' lines of credit, which totaled $3.722 billion as of September 30, 2002, and

     o    proceeds from the sales of our and AT&T Broadband's investments.

     In addition, as more fully described in Note 4 to our financial statements included in Item 1 (see "Agreement and Plan of Merger with AT&T Broadband"), upon closing of the Time Warner Entertainment L.P. ("TWE") restructuring agreement, AT&T Broadband will receive $1.5 billion in common stock of AOL Time Warner, an approximate 21% equity interest in Time Warner Cable and $2.1 billion in cash.

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

     Cash, Cash Equivalents and Short-term Investments

     We  have  traditionally   maintained   significant  levels  of  cash,  cash
equivalents and short-term investments to meet our short-term liquidity requirements. Our cash equivalents and short-term investments are recorded at fair value. Cash, cash equivalents and short-term investments as of September 30, 2002 were $1.476 billion, substantially all of which is unrestricted.

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

     Financing

     As of  September  30, 2002 and  December  31,  2001,  our  long-term  debt,
including   current   portion,   was  $10.042   billion  and  $12.202   billion,
respectively.

     The $2.160 billion decrease from December 31, 2001 to September 30, 2002 results principally from the $1.035 billion aggregate reduction to the carrying value of our ZONES during 2002, and the effects of our net repayments during 2002.

     Excluding the effects of interest rate risk management instruments, 8.7% and 13.4% of our long- term debt as of September 30, 2002 and December 31, 2001, respectively, was at variable rates.

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

     Equity Price Risk

     We have entered into cashless collar agreements (the "Equity Collars") and prepaid forward sales agreements

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 2002


("Prepaid Forward Sales") which we account for at fair value. The Equity Collars and Prepaid Forward Sales limit our exposure to and benefits from price fluctuations in Sprint PCS common stock.

     During the 2002 and 2001 interim periods, the change in the fair value of our investment in Sprint PCS common stock, classified as a trading security, were substantially offset by the changes in the fair values of the Equity Collars, the derivative components of the ZONES, and the Prepaid Forward Sales. See "Results of Operations - Investment Income (Expense)" below.

     Interest Rate Risk

     During the nine months ended September 30, 2002, we settled $950.0 million aggregate notional amount of our fixed to variable interest rate exchange agreements ("Swaps") and received proceeds of $56.8 million. This amount is being recognized as an adjustment to interest expense over the term of the related debt. During the nine months ended September 30, 2002, variable to fixed Swaps with an aggregate notional amount of $106.9 million expired. As of September 30, 2002, we have $143.4 million aggregate notional amount of variable to fixed Swaps with an average pay rate of 4.8% and an average receive rate of 1.8%. The Swaps mature between 2002 and 2003.

     In June and July 2002, we entered into interest rate lock agreements ("Rate Locks") to hedge the risk that the cash flows related to the interest payments on an anticipated issuance or assumption of certain fixed rate debt in connection with the AT&T Broadband transaction may be adversely affected by interest rate fluctuations. The Rate Locks mature in the fourth quarter of 2002, the timing of the anticipated issuance or assumption of the fixed rate debt.

     Accumulated Other Comprehensive Income (Loss)

     The change in accumulated other comprehensive income (loss) from December 31, 2001 to September 30, 2002 is principally attributable to the unrealized loss on our Rate Locks classified as cash flow hedges entered into in 2002, to declines in unrealized gains on our investments classified as available for sale held throughout the period, and to realized losses on sales of investments and investment impairment losses on investments classified as available for sale during the nine months ended September 30, 2002. Refer to Note 5 to our financial statements included in Item 1.

                            _________________________

Statement of Cash Flows

     Cash and cash equivalents increased $219.8 million as of September 30, 2002 from December 31, 2001. The increase in cash and cash equivalents resulted from cash flows from operating, financing and investing activities which are explained below.

     Net cash provided by operating activities amounted to $2.0 billion for the nine months ended September 30, 2002, due principally to our operating income before depreciation and amortization (see "Results of Operations"), and by changes in working capital as a result of the timing of receipts and disbursements and the effects of net interest and current income tax expense.

     Net cash used in financing activities consists primarily of borrowings and repayments of debt, proceeds from settlement of Swaps, and proceeds from the issuances of our common stock. Net cash used in financing activities was $1.052 billion for the nine months ended September 30, 2002. During the nine months ended September 30, 2002, we borrowed $876.2 million, consisting of:

     o    $443.1 million under Comcast Cable's commercial paper program, and

     o    $433.1 million under revolving credit facilities.

     During the nine months ended September 30, 2002, we repaid $2.009 billion of our long-term debt, consisting of:

     o    $441.3 million under Comcast Cable's commercial paper program,

     o    $200.0 million of our 9.625% Senior Notes due 2002,

     o    $1.201 billion on certain of our revolving credit facilities, and

     o    $167.1 million of our Zero Coupon Debentures.

     In addition, during the nine months ended September 30, 2002, we received proceeds of $56.8 million from settlement of certain of our Swaps and proceeds of $15.0 million from issuances of our common stock.

     Net cash used in investing activities includes the effects of acquisitions, net of cash acquired, purchases of investments, capital expenditures, and additions to

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 2002


intangible and other noncurrent assets, offset by proceeds from sales of investments. Net cash used in investing activities was $728.0 million for the nine months ended September 30, 2002, consisting primarily of capital expenditures of $1.146 billion and additions to intangible and other noncurrent assets of $255.6 million, including $55.5 million related to the satellite and cable television affiliation agreements of QVC and our content subsidiaries. Such amounts were offset, in part, by proceeds from sales of investments of $733.5 million.

                             _______________________

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

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 2002


     Our summarized financial information for the interim periods is as follows (dollars in millions, "NM" denotes percentage is not meaningful):


                                                                 Three Months Ended
                                                                    September 30,       Increase / (Decrease)
                                                                  2002        2001          $           %
                                                                ---------   ---------   ----------  ---------
Revenues.....................................................    $2,704.7    $2,400.8       $303.9       12.7%
Cost of goods sold from electronic retailing.................       643.1       573.8         69.3       12.1
Operating, selling, general and administrative expenses......     1,235.8     1,126.4        109.4        9.7
Depreciation.................................................       338.9       314.7         24.2        7.7
Amortization.................................................        56.4       564.1       (507.7)     (90.0)
                                                                ---------   ---------   ----------  ---------
Operating income (loss)......................................       430.5      (178.2)       608.7         NM
                                                                ---------   ---------   ----------  ---------
Interest expense.............................................      (174.2)     (190.7)       (16.5)      (8.7)
Investment income (expense)..................................       (53.3)      328.3       (381.6)        NM
Equity in net losses of affiliates...........................       (11.5)      (19.5)        (8.0)     (41.0)
Other income (expense).......................................         3.2        (7.0)        10.2         NM
Income tax expense...........................................       (82.5)      (13.5)        69.0      511.1
Minority interest............................................       (36.6)      (26.2)        10.4       39.7
                                                                ---------   ---------   ----------  ---------
Income (loss) before cumulative effect of accounting change..       $75.6     ($106.8)      $182.4         NM
                                                                =========   =========   ==========  =========
Operating income before depreciation and amortization (1)....      $825.8      $700.6       $125.2       17.9%
                                                                =========   =========   ==========  =========


                                                                  Nine Months Ended
                                                                    September 30,       Increase / (Decrease)
                                                                  2002        2001          $           %
                                                                ---------   ---------   ---------   ---------
Revenues.....................................................    $8,086.1    $6,971.5    $1,114.6        16.0%
Cost of goods sold from electronic retailing.................     1,903.1     1,685.6       217.5        12.9
Operating, selling, general and administrative expenses......     3,682.4     3,258.2       424.2        13.0
Depreciation.................................................     1,015.5       829.4       186.1        22.4
Amortization.................................................       155.1     1,610.3    (1,455.2)      (90.4)
                                                                ---------   ---------   ---------   ---------
Operating income (loss)......................................     1,330.0      (412.0)    1,742.0          NM
                                                                ---------   ---------   ---------   ---------
Interest expense.............................................      (543.5)     (551.5)       (8.0)       (1.5)
Investment income (expense)..................................      (760.4)    1,045.7    (1,806.1)         NM
Equity in net losses of affiliates...........................       (59.9)      (26.1)       33.8       129.5
Other income (expense).......................................       (10.8)    1,180.9    (1,191.7)         NM
Income tax expense...........................................       (52.3)     (602.1)     (549.8)      (91.3)
Minority interest............................................      (126.0)      (89.8)       36.2        40.3
                                                                ---------   ---------   ---------   ---------
Income (loss) before cumulative effect of accounting
 change......................................................     ($222.9)     $545.1     ($768.0)         NM
                                                                =========   =========   ==========  =========
Operating income before depreciation and amortization (1)....    $2,500.6    $2,027.7      $472.9        23.3%
                                                                =========   =========   ==========  =========

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

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 2002



Consolidated Operating Results

     Revenues

     The increases in consolidated revenues for the interim periods from 2001 to 2002 are primarily attributable to increases in service revenues in our Cable segment and to increases in net sales in our Commerce segment (see "Operating Results by Business Segment" below). The remaining increases are primarily the result of increases in revenues from our content operations, principally due to the effects of our acquisitions and growth in our historical operations.

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

     Operating, selling, general and administrative expenses

     The increases in consolidated operating, selling, general and administrative expenses for the interim periods from 2001 to 2002 are primarily attributable to increases in expenses in our Cable segment and, to a lesser extent, to increases in expenses in our Commerce segment (see "Operating Results by Business Segment" below). The remaining changes are primarily the result of increased expenses in our content operations, principally due to the effects of our acquisitions and growth in our historical operations, and to decreased expenses in our international operations principally due to the deconsolidation of certain of our investees.

     Depreciation

     The increases in depreciation expense for the interim periods from 2001 to 2002 are primarily attributable to our Cable segment and are primarily due to the effects of our recent acquisitions and our capital expenditures.

     Amortization

     Of the $507.7 million and $1.455 billion decreases in amortization expense for the interim periods from 2001 and 2002, $516.1 million and $1.485 billion are attributable to the adoption of SFAS No. 142 on January 1, 2002. The remaining changes are primarily the result of increases in amortization expense in our content operations, principally due to the effects of our acquisitions. Refer to Note 6 to our financial statements included in Item 1 for the pro forma impact of adoption of SFAS No. 142 on amortization expense.

Operating Results by Business Segment

     The following represent the operating results of our significant business segments, "Cable" and "Commerce." The remaining components of our operations are not

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 2002


independently significant to our consolidated financial condition or results of operations. Refer to Note 11 to our financial statements included in Item 1 for a summary of our financial data by business segment (dollars in millions).

Cable                                                             Three Months Ended
                                                                     September 30,        Increase / (Decrease)
                                                                   2002        2001           $           %
                                                                 ---------   ---------    ---------    --------
Video.......................................................      $1,180.5    $1,110.2        $70.3         6.3%
High-speed Internet.........................................         155.5        83.4         72.1        86.5
Advertising sales...........................................          93.2        83.3          9.9        11.9
Other.......................................................          69.4        50.4         19.0        37.7
Franchise fees..............................................          49.4        51.2         (1.8)       (3.5)
                                                                 ---------   ---------    ---------    --------
     Revenues................................................      1,548.0     1,378.5        169.5        12.3
Operating, selling, general and administrative expenses......        902.8       803.8         99.0        12.3
                                                                 ---------   ---------    ---------    --------
Operating income before depreciation
     and amortization (a)....................................       $645.2      $574.7        $70.5        12.2%
                                                                 =========   =========    =========    ========


                                                                   Nine Months Ended
                                                                     September 30,              Increase
                                                                   2002        2001           $           %
                                                                 ---------   ---------    ---------    --------
Video.......................................................      $3,516.7    $3,154.5       $362.2        11.5%
High-speed Internet.........................................         414.7       202.7        212.0       104.6
Advertising sales...........................................         274.2       235.2         39.0        16.6
Other.......................................................         201.7       163.8         37.9        23.1
Franchise fees..............................................         150.9       142.6          8.3         5.8
                                                                 ---------   ---------    ---------    --------
     Revenues................................................      4,558.2     3,898.8        659.4        16.9
Operating, selling, general and administrative expenses......      2,662.3     2,288.4        373.9        16.3
                                                                 ---------   ---------    ---------    --------
Operating income before depreciation
     and amortization (a)....................................     $1,895.9    $1,610.4       $285.5        17.7%
                                                                 =========   =========    =========    ========

_______________
(a) See footnote (1) on page 25.

     Video revenue consists of our basic, expanded basic, premium, pay-per-view, equipment and digital subscriptions. Of the $70.3 million and $362.2 million increases in video revenues for the interim periods from 2001 to 2002, zero and $138.7 million are attributable to the effects of our acquisitions of cable systems and $70.3 million and $223.5 million relate to increased rates and subscriber growth in our historical operations, driven principally by growth in digital boxes. During the three and nine months ended September 30, 2002, we added approximately 205,400 and 607,000 digital boxes.

     The increases in high-speed Internet revenue for the interim periods from 2001 to 2002 are primarily due to the addition of approximately 169,800 and 390,600 high-speed Internet subscribers during the three and nine months ended September 30, 2002, and to the effects of rate increases.

     The increases in advertising sales revenue for the interim periods from 2001 to 2002 are primarily attributable to the effects of a stronger advertising market and the continued leveraging of our market-wide fiber interconnects.

     Other revenue includes installation revenues, guide revenues, commissions from electronic retailing, revenues of our regional sports programming networks and revenue from other product offerings. The increases for the interim periods from 2001 to 2002 are primarily attributable to the effects of our acquisitions, to increases in commissions from electronic retailing and to growth in our regional sports programming networks.

     The decrease in franchise fees collected from our cable subscribers for the three month period from 2001 to 2002 is primarily attributable to the effects of franchise fees related to high-speed Internet revenue during the three months ended September 30, 2001. We no longer collect franchise fees for high-speed Internet service. The

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 2002


increase for the nine month period from 2001 to 2002 is attributable to the increases in our revenues upon which the fees apply.

     The increases in operating, selling, general and administrative expense for the interim periods from 2001 to 2002 are primarily due to the effects of increases in the costs of cable programming, high-speed Internet subscriber growth, and, to a lesser extent, increases in labor costs and other volume related expenses in our historical operations. The increase for the nine month period from 2001 to 2002 is also attributable to the effects of our acquisitions of cable systems.

     Our cost of programming increases as a result of changes in rates, subscriber growth, additional channel offerings and our acquisitions. We anticipate the cost of cable programming will increase in the future as cable programming rates increase and additional sources of cable programming become available.

Commerce (QVC, Inc. and Subsidiaries)                             Three Months Ended
                                                                     September 30,              Increase
                                                                   2002        2001           $           %
                                                                 ---------   ---------    ---------    --------
Net sales from electronic retailing..........................     $1,011.8      $895.1       $116.7        13.0%
Cost of goods sold from electronic retailing.................        643.1       573.8         69.3        12.1
Operating, selling, general and administrative
     expenses................................................        183.3       167.6         15.7         9.4
                                                                 ---------   ---------    ---------    --------
Operating income before depreciation
     and amortization (a)....................................       $185.4      $153.7        $31.7        20.6%
                                                                 =========   =========    =========    ========
Gross margin.................................................         36.4%       35.9%
                                                                 =========   =========


                                                                   Nine Months Ended
                                                                     September 30,              Increase
                                                                   2002        2001           $           %
                                                                 ---------   ---------    ---------    --------
Net sales from electronic retailing..........................     $2,999.8    $2,655.1       $344.7        13.0%
Cost of goods sold from electronic retailing.................      1,903.1     1,685.6        217.5        12.9
Operating, selling, general and administrative
     expenses................................................        524.5       483.3         41.2         8.5
                                                                 ---------   ---------    ---------    --------
Operating income before depreciation
     and amortization (a)....................................        572.2      $486.2        $86.0        17.7%
                                                                 =========   =========    =========    ========
Gross margin.................................................         36.6%       36.5%
                                                                 =========   =========

_______________
(a) See footnote (1) on page 25.

     Of the $116.7 million and $344.7 million increases in net sales from electronic retailing for the interim periods from 2001 to 2002, $68.5 million and $235.1 million are attributable to increases in net sales in the United States. This growth is principally the result of increases over the prior year interim period in the average number of homes receiving QVC services and in net sales per home as follows:

                                                                  Three Months          Nine Months
                                                                      Ended                Ended
                                                               September 30, 2002    September 30, 2002
                                                              --------------------- --------------------

Increase in average number of homes..........................            3.6%                  3.6%
Increase in net sales per home...............................            4.9%                  6.4%

     It is unlikely that the number of homes receiving the QVC service domestically will continue to grow at rates comparable to prior periods given that the QVC service is already received by approximately 97% of all U.S. cable television homes and substantially all satellite television homes in the U.S. Future growth in sales will depend increasingly on continued additions of new customers from homes already receiving the QVC service

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 2002


and continued growth in repeat sales to existing customers.

     The remaining increases of $48.2 million and $109.6 million in net sales from electronic retailing for the interim periods from 2001 to 2002 are primarily attributable to increases in net sales in Germany, Japan, and the United Kingdom, and to the effects of fluctuations in foreign currency exchange rates during the periods.

     The increases in cost of goods sold are primarily related to the growth in net sales. The increases in gross margin are primarily due to the effects of shifts in sales mix.

     The increases in operating, selling, general and administrative expenses are primarily attributable to higher variable costs and personnel costs associated with the increases in sales volume.

Consolidated Analysis

     Interest Expense

     The decreases in interest expense for the interim periods from 2001 to 2002 are primarily due to the effects of our net debt repayments during the nine months ended September 30, 2002.

     We anticipate that, for the foreseeable future, interest expense will be a significant cost to us. We believe we will continue to be able to meet our obligations through our ability both to generate operating income before depreciation and amortization and to obtain external financing.

                             _______________________

     Investment Income (Expense)
     Investment income (expense) for the interim periods includes the following (in millions):


                                                                Three Months Ended      Nine Months Ended
                                                                   September 30,          September 30,
                                                                 2002        2001        2002       2001
                                                               ---------  ----------   ---------  ---------

Interest and dividend income.................................       $8.6       $25.6       $26.1      $60.6
Gains (losses) on sales and exchanges of investments, net....        0.3        17.2      (100.6)     476.8
Investment impairment losses.................................       (5.9)      (15.7)     (227.2)    (954.8)
Reclassification of unrealized gains.........................                  237.9                1,330.3
Unrealized (loss) gain on Sprint PCS common stock............     (181.2)      154.5    (1,620.9)     420.1
Mark to market adjustments on derivatives
     related to Sprint PCS common stock......................      138.7      (120.2)    1,309.8     (311.7)
Mark to market adjustments on derivatives and
     hedged items............................................      (13.8)       29.0      (147.6)      24.4
                                                               ---------  ----------   ---------  ---------

     Investment income (expense).............................     ($53.3)     $328.3     ($760.4)  $1,045.7
                                                               =========  ==========   =========  =========

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 2002


     The investment impairment losses for the nine months ended September 30, 2002 and 2001 relate principally to other than temporary declines in our investment in AT&T.

     During the three months ended September 30, 2001, we wrote-off our investment in Excite@Home common stock based upon a decline in the investment that was considered other than temporary. In connection with the realization of this impairment loss, we reclassified to investment income the accumulated unrealized gain of $237.9 million on our investment in Excite@Home common stock which was previously recorded as a component of accumulated other comprehensive income (loss). We recorded this accumulated unrealized gain prior to our designation of our right under a stockholders agreement as a hedge of our investment in the Excite@Home common stock.

     In connection with the reclassification of our investment in Sprint PCS from an available for sale security to a trading security, we recorded to investment income (expense) the accumulated unrealized gain of $1.092 billion on our investment in Sprint PCS which was previously recorded as a component of accumulated other comprehensive income (loss).

     Equity in Net Losses of Affiliates

     The decrease in equity in net losses of affiliates for the three month period from 2001 to 2002 is primarily attributable to the effects of changes in the net income or loss of our equity method investees and to the effects of the decrease in the amortization of equity method goodwill as a result of the adoption of SFAS No. 142 on January 1, 2002. The increase for the nine month period from 2001 to 2002 is primarily attributable to the effects of the operations of our international investees and to the effects of the consolidation of The Golf Channel in June 2001, offset, in part, by decreases in the amortization of equity method goodwill.

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

     Income Tax Expense

     The changes in income tax expense for the interim periods from 2001 to 2002 are primarily the result of the effects of changes in our income before taxes, minority interest and cumulative effect of accounting change.

     Minority Interest

     The increases in minority interest for the interim periods from 2001 to 2002 are attributable to the effects of changes in the net income or loss of our less than wholly owned consolidated subsidiaries.

     Cumulative Effect of Accounting Change

     In connection with the adoption of SFAS No. 142, we completed an initial transitional impairment assessment of goodwill and other indefinite lived intangible assets, which consist of our cable and sports franchise rights, and we determined that no cumulative effect results from adopting this change in accounting principle.

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

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 2002


ITEM 4.   EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

     (a) Evaluation of disclosure controls and procedures. Our chief executive officer and our co-chief financial officers, after evaluating the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) as of a date (the "Evaluation Date") within 90 days before the filing date of this quarterly report, have concluded that as of the Evaluation Date, our disclosure controls and procedures were adequate and designed to ensure that material information relating to us and our consolidated subsidiaries would be made known to them by others within those entities.

     (b) Changes in internal controls. There were no significant changes in our internal controls or to our knowledge, in other factors that could significantly affect our internal controls and procedures subsequent to the Evaluation Date.

PART II.  OTHER INFORMATION
--------  -----------------

ITEM 1.   LEGAL PROCEEDINGS

     Certain litigation has been filed against the Company as a result of alleged conduct of the Company with respect to its investment in and distribution relationship with At Home Corporation ("At Home"). At Home was a provider of high-speed Internet access and content services, which filed for bankruptcy protection in September 2001. Filed actions are: (i) class action lawsuits against the Company, Brian L. Roberts (the Company's President and a director), AT&T (the former controlling shareholder of At Home and also a former distributor of the At Home service) and other corporate and individual defendants in the Superior Court of San Mateo County, California, alleging breaches of fiduciary duty on the part of the Company and the other defendants in connection with transactions agreed to in March 2000 among At Home, the Company, AT&T and Cox Communications, Inc. ("Cox," also an investor in At Home and a former distributor of the At Home service); (ii) class action lawsuits against the Company, AT&T and others in the United States District Court for the Southern District of New York, alleging securities law violations and common law fraud in connection with disclosures made by At Home in 2001; and (iii) a lawsuit brought in the United States District Court for the District of Delaware in the name of At Home by certain At Home bondholders against the Company, Brian L. Roberts, Cox and others, alleging breaches of fiduciary duty relating to the March 2000 transactions and seeking recovery of alleged short-swing profits of at least $600 million pursuant to Section 16(b) of the Securities Exchange Act of 1934 purported to have arisen in connection with certain transactions relating to At Home stock effected pursuant to the March 2000 agreements. The actions in San Mateo County, California have been stayed by the United States Bankruptcy Court for the Northern District of California, the court in which At Home filed for bankruptcy, as violating the automatic bankruptcy stay. In the Southern District of New York actions, the court has ordered the actions consolidated into a single action; an amended consolidated complaint is required to be served by October 31, 2002.

     Since September 2001, certain creditors of At Home have threatened to commence litigation against AT&T relating to the conduct of AT&T or its designees on the At Home Board in connection with At Home's declaration of bankruptcy and At Home's subsequent aborted efforts to dispose of some of its businesses or assets in the bankruptcy court-supervised auction, as well as in connection with other aspects of AT&T's relationship with At Home. No such lawsuits have been filed to date. The plan of liquidation in the At Home bankruptcy, approved in October 2002, implements a creditor settlement and provides that all claims of the bankrupt estate of At Home against AT&T and other shareholders will be transferred to a liquidating trust funded with at least $12 million, and as much as $17 million, to finance the litigation of those claims.

     Following closing of the AT&T Broadband transaction, the Company will be contractually liable for 50% of any liabilities of AT&T relating to At Home, including any resulting from any such pending or threatened litigation (the "AT&T At Home Potential Liabilities"). AT&T will be liable for the other 50% of such liabilities.

     The Company denies any wrongdoing in connection with the claims which have been made directly against the Company, its subsidiaries and Brian L. Roberts, and intends to defend all such claims vigorously. In management's

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 2002


     opinion, the final disposition of such claims is not expected to have a material adverse effect on the Company's or, following the closing of the AT&T Broadband transaction, the combined company's, consolidated financial position, but could possibly be material to the consolidated results of operations of any one period. Further, no assurance can be given that any adverse outcome would not be material to such consolidated financial position.

     Management has no basis for any expectation that the Company's 50% share of the AT&T At Home Potential Liabilities would have a material adverse effect on the combined company's consolidated financial position or results of operations, although no assurance can be given that any adverse outcome would not be material.

     The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to such actions is not expected to have a material adverse effect on the financial position or results of operations of the Company.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits required to be filed by Item 601 of Regulation S-K:

          None.

     (b)  Reports on Form 8-K:

          (i) We filed a Current Report on Form 8-K under Items 5 and 7(c) on July 10, 2002 announcing shareholder approval of the AT&T Broadband transaction.

          (ii) We filed a Current Report on Form 8-K under Items 7(c) and 9 on August 1, 2002 submitting to the Securities and Exchange Commission the Statements Under Oath of the Principal Executive Officer and the Principal Financial Officers of Comcast Regarding Facts and Circumstances Relating to Exchange Act Filings.

          (iii)We filed a Current Report on Form 8-K under Items 5 and 7(b) on September 26, 2002 announcing a change in the measurement date for the AT&T Broadband transaction.

          (iv) We filed a Current Report on Form 8-K under Items 5 and 7(b) on October 4, 2002 announcing the new measurement date for the AT&T Broadband transaction is established as of the date of the substantive modification of the merger agreement related to the change in the "other" consideration being paid.

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 2002


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



                                         COMCAST CORPORATION
                                         ---------------------------------------



                                          /S/ LAWRENCE J. SALVA
                                         ---------------------------------------
                                          Lawrence J. Salva
                                          Senior Vice President
                                          (Principal Accounting Officer)


Date: October 30, 2002

                                 CERTIFICATIONS

I, Brian L. Roberts, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of Comcast Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a)  designed  such  disclosure  controls  and  procedures  to  ensure  that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)  presented  in  this  quarterly   report  our   conclusions   about  the
         effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: October 30, 2002



/s/ BRIAN L. ROBERTS
--------------------------------------------
Name: Brian L. Roberts
Chief Executive Officer

I, Lawrence S. Smith, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of Comcast Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a)  designed  such  disclosure  controls  and  procedures  to  ensure  that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)  presented  in  this  quarterly   report  our   conclusions   about  the
         effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: October 30, 2002



/s/ LAWRENCE S. SMITH
-------------------------------------------
Name: Lawrence S. Smith
Co-Chief Financial Officer

I, John R. Alchin, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of Comcast Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a)  designed  such  disclosure  controls  and  procedures  to  ensure  that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)  presented  in  this  quarterly   report  our   conclusions   about  the
         effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: October 30, 2002



/s/ JOHN R. ALCHIN
--------------------------------------------
Name: John R. Alchin
Co-Chief Financial Officer