Form 10-K
period 2002-12-31
COMCAST HOLDINGS CORP
filed 2003-03-28
CIK 22301

--------------------------------------------------------------------------------

                                    FORM 10-K
                         ______________________________

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
        (Mark One)
           [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934
               FOR THE FISCAL YEAR ENDED

                                DECEMBER 31, 2002

                                       OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
               FOR THE TRANSITION PERIOD FROM ___________ TO ____________

                        Commission file number 001-15471

                          COMCAST HOLDINGS CORPORATION
                         (formerly Comcast Corporation)
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

       Registrant's telephone number, including area code: (215) 665-1700
                        ________________________________

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
               2.0% Exchangeable Subordinated Debentures due 2029
                        _________________________________

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                                      NONE
                          ____________________________
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
                    Yes     X                           No ____

                           __________________________

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K.
                                                              [ Not Applicable ]

                                            __________________________

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

                    Yes                                 No      X

As of the end of its fiscal year, all of the Registrant's voting and non-voting common equity securities were held either directly or indirectly by its affiliate, Comcast Corporation.

                           __________________________

As of December 31, 2002, there were 21,591,115 shares of Class A Common Stock, 916,198,519 shares of Class A Special Common Stock and 9,444,375 shares of Class B Common Stock outstanding.

                           __________________________

The Registrant meets the conditions set forth in General Instructions I (1)(a) and (b) of Form 10-K and is therefore filing this form with the reduced disclosure format.

                           __________________________

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      NONE

--------------------------------------------------------------------------------

                                          COMCAST HOLDINGS CORPORATION
                                          2002 FORM 10-K ANNUAL REPORT
                                               TABLE OF CONTENTS

                                                     PART I
Item 1   Business........................................................................................... 2
Item 2   Properties.........................................................................................14
Item 3   Legal Proceedings..................................................................................15
Item 4   Submission of Matters to a Vote of Security Holders................................................17

                                                    PART II
Item 5   Market for the Registrant's Common Equity and Related Stockholder Matters..........................17
Item 6   Selected Financial Data............................................................................17
Item 7   Management's Discussion and Analysis of Financial Condition and Results of Operations..............18
Item 7A  Quantitative and Qualitative Disclosures About Market Risk.........................................26
Item 8   Financial Statements and Supplementary Data........................................................27
Item 9   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...............64

                                                    PART III
Item 10  Directors and Executive Officers of the Registrant.................................................64
Item 11  Executive Compensation.............................................................................64
Item 12  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.....64
Item 13  Certain Relationships and Related Transactions.....................................................64

                                                    PART IV
Item 14  Controls and Procedures ...........................................................................64
Item 15  Exhibits, Financial Statement Schedules, and Reports on Form 8-K...................................64
SIGNATURES..................................................................................................67
CERTIFICATIONS..............................................................................................70


     This Annual Report on Form 10-K is for the year ended December 31, 2002. This Annual Report modifies and supersedes documents filed prior to this Annual Report. Information that we file with the SEC in the future will automatically update and supersede information contained in this Annual Report. In this Annual Report, "Comcast Holdings," "we," "us," "our" and the "Company" refer to Comcast Holdings Corporation and its subsidiaries, and "Comcast" refers to Comcast Corporation.

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

Factors Affecting Future Operations

     Factors that may cause our actual results to differ materially from any of our forward-looking statements presented in this Annual Report include, but are not limited to:

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

                                     PART I
ITEM 1    BUSINESS

     We are a Pennsylvania corporation that was organized in 1969.

     We are involved in three principal lines of business:

     o Cable-through the development, management and operation of broadband communications networks, including video, high-speed Internet and phone service,
     o    Commerce-through QVC, our electronic retail- ing subsidiary, and
     o Content-through our consolidated programming investments, including Comcast Spectacor, Comcast SportsNet, Comcast SportsNet Mid-Atlantic, Cable Sports Southeast, E! Entertainment Television, Style, The Golf Channel, Outdoor Life Network, G4, and through our other programming investments.

     We are an indirect, wholly-owned subsidiary of Comcast Corporation, the largest cable operator in the United States, and have deployed digital cable and high- speed Internet service to the substantial majority of our cable systems.

     Our consolidated cable operations served approximately 8.5 million subscribers, passed approximately 14.2 million homes, and provided digital cable to more than 2.2 million subscribers and high-speed Internet to more than 1.5 million subscribers in the United States as of December 31, 2002.

     Through QVC, we market a wide variety of products directly to consumers primarily on merchandise-focused television programs. As of December 31, 2002, QVC was available, on a full and part-time basis, to 85.9 million homes in the United States, 11.4 million homes in the United Kingdom, 25.8 million homes in Germany and 8.4 million homes in Japan.

     We have our principal executive offices at 1500 Market Street, Philadelphia, PA 19102-2148. Our telephone number is (215) 665-1700. Comcast has a world wide web site at http://www.comcast.com. Copies of the annual, quarterly and current reports we file with the SEC, and any amendments to those reports, are available on Comcast's web site. The information posted on Comcast's web site is not incorporated into this Annual Report.

                  FINANCIAL INFORMATION ABOUT BUSINESS SEGMENTS

     Refer to Note 12 to our consolidated financial statements included in Item 8 for information about our operations by business segment.

                      GENERAL DEVELOPMENTS OF OUR BUSINESS

Comcast's Acquisition of Broadband

     On November 18, 2002, Comcast consummated the acquisition of AT&T Corp.'s broadband business, which we refer to as the Broadband acquisition. In connection with the closing of the Broadband acquisition, our shareholders received shares of Comcast Class A common stock, Class A Special common stock and Class B common stock in exchange for shares of our Class A common stock, Class A Special common stock and Class B common stock, respectively, based on an exchange ratio of 1 to 1. Comcast also issued stock options to purchase shares of Comcast common stock in exchange for all of our outstanding stock options, based on an exchange ratio of 1 to 1. As a result of Comcast's acquisition of Broadband, we are now an indirect, wholly owned subsidiary of Comcast. On
November 18, 2002, Comcast changed its name from AT&T Comcast Corporation to Comcast Corporation and we changed our name from Comcast Corporation to Comcast Holdings Corporation.

The Cross-Guarantee Structure

     To simplify Comcast's capital structure, effective with the acquisition of Broadband, Comcast and four of its cable holding company subsidiaries, including our wholly owned subsidiary Comcast Cable Communications, Inc., fully and unconditionally guaranteed each other's debt securities and other indebtedness for borrowed money. Comcast Holdings is not a guarantor, and none of its debt is guaranteed. As of December 31, 2002, $24.729 billion of Comcast's and Comcast's subsidiaries' debt securities were entitled to the benefits of the cross-guarantee structure, including $7.897 billion of Comcast Cable's debt. Comcast MO of Delaware, Inc. (formerly, MediaOne of Delaware, Inc. and Continental Cablevision, Inc.) was not originally part of the cross-guarantee structure. On March 12, 2003, Comcast announced the successful completion of a bondholder consent solicitation related to Comcast MO of Delaware's $1.7 billion aggregate principal amount in debt securities to permit it to become part of the cross- guarantee structure.

                          DESCRIPTION OF OUR BUSINESSES

We are involved in three principal lines of business: Cable, Commerce and Content. The following section describes each of these lines of business.

Cable

The table below summarizes certain information for our cable systems as of December 31 (homes and subscribers in thousands):

                                               2002     2001(1)   2000(1)  1999(1)      1998
                                            ---------- --------- ------------------- ----------
Cable
    Homes Passed (2).......................    14,189    13,929    12,679    9,522       7,382
    Subscribers (3)........................     8,539     8,471     7,607    5,720       4,511
    Penetration............................      60.2%     60.8%     60.0%    60.1%       61.1%

Digital Cable
    "Digital Ready" Subscribers (4)........     8,539     8,375     7,258    4,637       1,570
    Subscribers (5)........................     2,246     1,741     1,207      454          72
    Penetration............................      26.3%     20.8%     16.6%     9.8%        4.6%

High-Speed Internet
    "Available" Homes (6)..................    12,611    10,400     6,360    3,259       1,804
    Subscribers............................     1,526       948       400      142          51
    Penetration............................      12.1%      9.1%      6.3%     4.4%        2.8%

Phone (7)
    "Available" Homes (6)..................       274
    Subscribers............................        40
    Penetration............................      14.4%

(1) In April 1999, we acquired a controlling interest in Jones Intercable, Inc. In January 2000, we acquired Lenfest Communications, Inc. and began consolidating the results of Comcast Cablevision of Garden State, L.P. In August 2000, we acquired Prime Communications LLC. On December 31, 2000 and January 1, 2001, we completed our cable systems exchanges with AT&T and Adelphia Communications, respectively. In April and June 2001, we acquired cable systems serving an aggregate of approximately 697,000 subscribers from AT&T. The subscriber information as of December 31, 2000 excludes the effects of our exchange with AT&T.
(2) A home is "passed" if we can connect it to our distribution system without further extending the transmission lines. As described in Note 3 below, in the case of certain multiple dwelling units, or MDUs, homes "passed" are counted on an adjusted basis.
(3) Generally, a dwelling or commercial unit with one or more television sets connected to a system counts as one cable subscriber. In the case of certain MDUs, we count cable subscribers on an FCC equivalent basis.
(4) A subscriber is "digital ready" if the subscriber is in a market where we have launched our digital cable service.
(5) A dwelling with one or more digital converter boxes counts as one digital cable subscriber. On average, as of December 31, 2002, each digital cable subscriber had 1.4 digital set-top boxes.
(6) A home is "available" if we can connect it to our distribution system without further upgrading the transmission lines and we offer the service in that area.
(7) Prior to 2002, the number of phone "available" homes and subscribers was not material.

     Cable Services

     We offer a variety of services over our cable networks, including traditional analog video, digital cable, high-speed Internet and phone service. Available service offerings depend on the bandwidth capacity of the cable system. The greater the bandwidth, the greater the information carrying capacity of the system. As of December 31, 2002, 86% of our cable subscribers were served by a system with a capacity of at least 750-MHz and 95% with a capacity of at least 550-MHz and capable of handling two-way communications. By deploying fiber optic cable and upgrading the technical quality of our cable networks, we can increase the reliability and capacity of our systems and we can deliver additional video programming and other services such as enhanced digital video, high-speed Internet and phone.

     Traditional Analog Video Services

     We receive the majority of our revenues from subscription services. Subscribers typically pay us on a monthly basis and generally may discontinue services at any time. Monthly subscription rates and related charges vary according to the type of service selected and the type of equipment used by subscribers.

     We offer a full range of traditional analog video services. We tailor both our basic channel line-up and our additional channel offerings to each system according to demographics, programming preferences and local regulation. Our analog service offerings include the following:

     Basic programming. Our basic cable service typically consists of between 10-20 channels of programming. This service generally consists of programming provided by national television networks, local broadcast television stations, locally-originated programming, including governmental and public access, and limited satellite-delivered programming.

     Expanded basic programming. Our expanded basic cable service, which may vary in size depending on the system's channel capacity, generally includes a group of satellite-delivered or non-broadcast channels in addition to the basic channel line-up.

     Premium services. Our premium services generally offer, without commercial interruption, feature motion pictures, live and taped sporting events, concerts and other special features. The charge for premium services depends upon the type and number of premium channels selected by the subscriber.

     Pay-per-view programming. Our pay-per-view service permits our subscribers to order, for a separate fee, individual feature motion pictures and special event programs, such as professional boxing, professional wrestling and concerts on an unedited, commercial-free basis.

     Digital Cable Services

     Digital compression technology enables us to substantially increase the number of channels our cable systems can carry, thereby providing a significant number of additional programming choices to our subscribers. Digital compression technology can convert up to twelve analog signals into a digital format and compress these signals into the bandwidth normally occupied by one analog signal. At the home, a set-top video terminal, often referred to as a "digital set-top box," converts the digital signal into analog signals that can be viewed on a television set.

     Subscribers typically pay us on a monthly basis for digital cable services and generally may discontinue services at any time. Monthly rates vary generally according to the level of service and the number of digital set-top boxes selected by the subscriber.

     Subscribers to our digital cable service receive one or more of the following:

     o    an interactive program guide,

     o    multiple channels of digital music,

     o    basic and expanded basic programming,

     o "multiplexes" of premium channels which are varied as to time of broadcast or programming content theme,

     o additional pay-per-view programming, such as more pay-per-view options and/or frequent showings of the most popular films,

     o video-on-demand service, commonly known as VOD, including popular television programs at no additional charge, and

     o    high-definition television.

     We have and will continue to upgrade our cable systems so that we are able to provide these and other new services such as interactive television to our subscribers.

     High-Speed Internet Services

     Residential subscribers can connect their personal computers via cable modems to access online information, including the Internet, at faster speeds than that of conventional modems. Prior to March 2002, in areas served by our cable systems we marketed high-speed Internet services operated by a third-party Internet service provider. By March 2002, we had moved all of our high-speed Internet subscribers to our own high- speed Internet gateway. In addition to offering our own high-speed Internet service, we have agreements with a number of third-party Internet service providers, or ISPs under which we make available access to our facilities and the ISP markets a high-speed Internet service that is provided over our cable systems. We also provide businesses with Internet connectivity solutions and networked business applications.

     Phone Services

     In some of the areas where cable plant has been upgraded, we use our cable network to provide local telephone services and to resell third-party long distance services to our phone subscribers.

     Advertising Sales

     We generate revenues from the sale of advertising time to local, regional and national advertisers on non- broadcast channels we carry over our cable systems.

     Other Revenue Sources

     We also generate revenues from installation services, commissions from third-party electronic retailing and from other services.

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

     o    growth in the number of subscribers,

     o    expansion of the number of channels provided to subscribers, and

     o    increases in contract rates from programming suppliers.

     We attempt to secure long-term programming contracts with volume discounts and/or marketing support and incentives from programming suppliers. Our programming contracts are generally for a fixed period of time and are subject to negotiated renewal. We expect our programming costs to remain our largest single expense item for the foreseeable future. In recent years, the cable and satellite video industries have experienced a substantial increase in the cost of programming, particularly sports programming. We expect this increase to continue, and we may not be able to pass programming cost increases on to our subscribers. The inability to pass these programming cost increases on to our subscribers would have a material adverse impact on our operating results. In addition, as we upgrade the channel capacity of our systems and add programming to our basic, expanded basic and digital programming tiers, we may face increased programming costs.

     We also expect to be subject to increasing financial and other demands by broadcasters to obtain the required consent for the retransmission of broadcast programming to our subscribers. We cannot predict the financial impact of these negotiations or the effect on our subscribers should we be required to stop offering this programming.

     Customer Service

     We have organized most of our cable systems into geographic clusters. Clustering improves our ability to sell advertising, enhances our ability to efficiently introduce and market new products, and allows us to more efficiently and effectively provide customer service and support. As part of our clustering strategy, we have consolidated our local customer service operations of our historical operations into large regional call centers. These regional call centers have technologically advanced telephone systems that provide 24-hour per day, 7-day per week call answering capability, telemarketing and other services.

     Competition

     Analog Video and Digital Cable Services

     Our cable systems compete with a number of different sources which provide news, information and entertainment programming to consumers, including:

     o program distributors that use direct broadcast satellite, or DBS, systems that transmit satellite signals containing video programming, data and other information to receiving dishes of varying sizes located on the subscriber's premises,

     o local television broadcast stations that provide off-air programming which can be received using an antenna and a television set,

     o satellite master antenna television systems, commonly known as SMATVs, which generally serve condominiums, apartment and office complexes and residential developments,

     o other operators who build and operate wireline communications systems in the same communities that we serve, including those operating as franchised cable operations or under an alternative regulatory scheme known as Open Video Systems, or OVS,

     o interactive online computer services, including Internet distribution of movies,

     o    newspapers, magazines and book stores,

     o    movie theaters,

     o    live concerts and sporting events, and

     o    video stores and home video products.

     In recent years, Congress has enacted legislation and the FCC has adopted regulatory policies intended to provide a favorable operating environment for existing competitors and for potential new competitors to our cable systems. These competitors include DBS, wireline communications providers, also known as overbuilders, SMATVs and Multichannel Multipoint Distribution Service, or MMDS. The FCC has recently created a new wireless service, known as Multichannel Video Distribution and Data Service, or MVDDS, that we also expect to compete with our cable systems. In order to compete effectively, our cable systems strive to provide, at a reasonable price to subscribers, new products and services, superior technical performance, superior customer service and a greater variety of video programming.

     DBS Systems. According to recent government and industry reports, conventional, medium and high-power satellites currently provide video programming to over 20 million customers in the United States. DBS providers with high-power satellites typically offer to their subscribers more than 300 channels of programming, including programming services substantially similar to those provided by our cable systems. Two companies, DIRECTV and EchoStar, provide service to substantially all of these DBS subscribers.

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

     Federal legislation establishes, among other things, a permanent compulsory copyright license that permits satellite carriers to retransmit local broadcast television signals to subscribers who reside in the local television station's market. These companies are transmitting local broadcast signals in most markets which we serve. As a result, satellite carriers are competitive to cable system operators like us because they offer programming which closely resembles what we offer. These satellite carriers are attempting to expand their service offerings to include, among other things, high-speed Internet service.

     SMATV. Our cable systems also compete for subscribers with SMATV systems. SMATV system operators typically are not subject to regulation like local franchised cable system operators. SMATV systems offer subscribers both improved reception of local television stations and many of the same satellite- delivered programming services offered by franchised cable systems. In addition, some SMATV operators are developing and/or offering packages of telephony, data and video services to private residential and commercial developments. SMATV system operators often enter into exclusive service agreements with building owners or homeowners' associations, although some states have enacted laws to provide cable systems access to these complexes.

     Overbuilds. We operate our cable systems pursuant to a non-exclusive franchise that is issued by the community's governing body such as a city council, a county board of supervisors or a state regulatory agency. Federal law prohibits franchising authorities from unreasonably denying requests for additional franchises, and it permits franchising authorities to operate cable systems. Companies that traditionally have not provided cable services and that have substantial financial resources (such as public utilities that own certain of the poles to which our cables are attached) may also obtain cable franchises and may provide competing communications services. Certain facilities-based competitors offer cable and other communications services in various areas where we hold franchises. We anticipate that facilities-based competitors will develop in other franchise areas that we serve.

     Local telephone companies. Federal law allows local telephone companies to provide, directly to subscribers, a wide variety of services that are competitive with our cable services, including video and Internet services within and outside their telephone service areas. Telephone companies and other businesses construct and operate communications facilities that provide access to the Internet and distribute interactive computer-based services, data and other non-video services to homes and businesses.

     High-Speed Internet Services

     Most of our cable systems are currently offering high-speed Internet services to subscribers. These systems compete with a number of other companies, many of whom have substantial resources, such as:

     o    existing ISPs,

     o    local telephone companies, and

     o    long distance telephone companies.

     The deployment of digital subscriber line, or DSL, technology allows Internet access to be provided to subscribers over telephone lines at data transmission speeds substantially greater than that of conventional analog modems. Numerous companies, including telephone companies, have introduced DSL service, and certain telephone companies are seeking to provide high- speed Internet services without regard to present service boundaries and other regulatory restrictions. The FCC recently adopted an order that will reduce the obligations of local telephone companies to offer their broadband facilities on a wholesale basis to competitors, and the FCC is considering further measures to deregulate the retail broadband offerings of local telephone companies, as well. Congress may also consider measures to deregulate such broadband offerings.

     A number of cable operators have reached agreements to provide unaffiliated ISPs access to their cable systems in the absence of regulatory requirements. We reached "access" agreements with several national and regional third-party ISPs. In addition, in connection with the restructuring of Time Warner Entertainment Company, L.P., or TWE, in which Comcast owns a 27.6% interest as a result of the Broadband acquisition, Comcast will enter into a three-year non-exclusive access agreement with AOL Time Warner. The Company also has agreed to offer Microsoft an access agreement on terms no less favorable than those provided to other ISPs with respect to specified cable systems. We cannot provide any assurance, however, that regulatory authorities will not impose "open access" or similar requirements on us as part of an industry-wide requirement. These requirements could adversely affect our results of operations.

     Phone Services

     Our phone service competes against incumbent local exchange carriers, cellular telephone service providers and competitive local exchange carriers (including established long distance companies) in the provision of local voice services. Many of these carriers are expanding their offerings to include high-speed Internet service, such as DSL. The incumbent local exchange carriers have substantial capital and other resources, longstanding customer relationships and extensive existing facilities and network rights-of-way. A few competitive local exchange carriers also have existing local networks and significant financial resources.

     We expect advances in communications technology, as well as changes in the marketplace and the regulatory and legislative environment to occur in the future. We refer you to page 10 for a detailed discussion of legislative and regulatory factors. Other new technologies and services may develop and may compete with services that our cable systems offer. Consequently, we are unable to predict the effect that ongoing or future developments might have on our business and operations.

Commerce

     QVC is a domestic and international electronic media general merchandise retailer which produces and distributes merchandise-focused television programs, via satellite, to affiliated video program distributors for retransmission to subscribers. At QVC, program hosts and guests describe and demonstrate the products and viewers place orders directly with QVC. As of December 31, 2002, QVC was available, on a full and part-time basis, to 85.9 million homes in the United States, 11.4 million homes in the United Kingdom ("UK"), 25.8 million homes in Germany and 8.4 million homes in Japan. We estimate that 13.3 million homes in Germany have programmed their television sets to receive this service. We own approximately 57% of QVC.

     On March 3, 2003, Comcast announced that Liberty Media Corporation delivered a notice to us, pursuant to the stockholders agreement between us and Liberty, that triggers an exit rights process with respect to Liberty's approximate 42% interest in QVC. We and Liberty will attempt to negotiate the fair market value of QVC prior to March 31, 2003. If we and Liberty cannot agree, an appraisal process will determine the value of QVC. We will then have the right to purchase Liberty's interest in QVC at the determined value. We may pay Liberty for the QVC stock in cash, in a promissory note maturing not more than three years after issuance, in Comcast's equity securities or in a combination of these, subject to Liberty's right to request payment in all equity securities and the parties' obligation to use reasonable efforts to consummate the purchase in the most tax efficient method available (provided that Comcast is not required to issue securities representing more than 4.9% of the outstanding equity or vote of its common stock). If we elect not to purchase Liberty's interest in QVC, Liberty then will have a similar right to purchase our approximate 57% interest in QVC. If neither we nor Liberty elect to purchase the interest of the other, then we and Liberty are required to use our best efforts to sell QVC; either company is permitted to be a purchaser in any such sale. We and Liberty may agree not to enter into a transaction, or may agree to a transaction other than that specified in the stockholders agreement. Under the current terms of the stockholders agreement between us and Liberty, we would no longer control QVC if we elect not to purchase Liberty's interest in QVC.

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

     Distribution Channels

     In the United States, QVC is transmitted live 24 hours a day, 7 days a week, to 65.5 million cable television homes. An additional 0.4 million cable television homes receive QVC on a less than full time basis and 20.0 million home satellite dish users receive QVC programming. The QVC program schedule consists of one-hour and multi-hour program segments. Each program theme is devoted to a particular category of product or lifestyle. From time to time, special program segments are devoted to merchandise associated with a particular celebrity, event, geographical region or seasonal interest.

     QVC also offers an interactive shopping service, QVC.com, on the Internet. QVC.com offers a diverse array of merchandise, on-line, 24 hours a day, 7 days a week. QVC.com also maintains a mailing list which e- mails product news to customers who choose to receive it.

     QVC Transmission

     A transponder on a communications satellite transmits the QVC domestic signal. QVC subleases transponders for the transmission of its signals to the UK, Germany and Japan. QVC has made arrangements in the U.S. for redundant coverage through other satellites in case of a failure. To date, QVC has never had an interruption in programming due to transponder failure. We cannot offer assurances that there will not be an interruption or termination of satellite transmission due to transponder failure. Interruption or termination could have a material adverse effect on QVC's results of operations.

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

     QVC's business depends on its affiliation with programming distributors for the transmission of QVC programming. If a significant number of homes were no longer served because of termination or non-renewal of affiliation agreements, our financial results could be adversely affected. QVC has incentive programs to induce programming distributors to enter into or extend affiliation agreements, to increase the number of homes under existing affiliation agreements, or to enhance channel placement of the QVC programming. These incentives include various forms of marketing, carriage and launch support. QVC will continue to recruit additional programming distributors and seek to enlarge its audience.

     Competition

     QVC operates in a highly competitive environment. As a general merchandise retailer, QVC competes for consumer expenditures with the entire retail industry, including department, discount, warehouse and specialty stores, mail order and other direct sellers, Internet retailers, shopping center and mall tenants and conventional retail stores. On television, QVC competes with other programs for channel space and viewer loyalty against similar electronic retailing programming, as well as against alternative programming supplied by other sources, including news, public affairs, entertainment and sports programmers. The use of digital compression provides programming distributors with greater channel capacity. While greater channel capacity increases the opportunity for QVC to be distributed, it also may adversely impact QVC's ability to compete for television viewers to the extent it results in higher channel position, placement of QVC in separate programming tiers, or the addition of competitive channels.

Content

     We have made investments in cable television networks and other programming-related enterprises as a means of generating additional revenues and subscriber interest. Our consolidated programming investments as of December 31, 2002 include:

                                         Economic
                                         Ownership
Investment                              Percentage                                Description
---------------------------------------------------------------------------------------------------------------
Comcast Spectacor                         66.3%           Live sporting events, concerts and other events
Comcast SportsNet                         78.3            Regional sports programming and events
Comcast SportsNet Mid-Atlantic           100.0            Regional sports programming and events
Cable Sports Southeast                    62.2            Regional sports programming and events
E! Entertainment                          39.7            Entertainment-related news and original programming
Style                                     39.7            Lifestyle-related programming
The Golf Channel                          91.3            Golf-related programming
Outdoor Life Network                     100.0            Outdoor sports and leisure programming
CN8-The Comcast Network                  100.0            Regional and local programming
G4                                        93.6            Programming focused on video and computer games

                                            ---------------------------

     Consolidated Programming Investments

     Comcast Spectacor. Comcast Spectacor is our group of businesses that perform live sporting events and that own or manage facilities and venues for sports activities, sports events, concerts and other special events. Comcast Spectacor consists principally of the Philadelphia Flyers NHL hockey team, the Philadelphia 76ers NBA basketball team and two large multi-purpose arenas in Philadelphia.

     We and the minority owner group in Comcast Spectacor each have the right to initiate an "exit" process under which the fair market value of Comcast Spectacor would be determined by appraisal. Following such determination, we would have the option to acquire the interests in Comcast Spectacor owned by the minority owner group based on the appraised fair market value. If we do not exercise this option, we and the minority owner group would then be required to use our best efforts to sell Comcast Spectacor.

     Comcast SportsNet. Comcast SportsNet, or CSN, is our 24-hour terrestrially-delivered network which provides sports-related programming, including the Philadelphia Flyers NHL hockey team, the Philadelphia 76ers NBA basketball team and the Philadelphia Phillies MLB baseball team to approximately
2.9 million subscribers in the Philadelphia region. The exit process described in the previous paragraph includes the minority owner group's interest in CSN.

     Comcast SportsNet Mid-Atlantic. Comcast SportsNet Mid-Atlantic, or CSN Mid-Atlantic, is our 24-hour satellite-delivered network which provides sports-related programming, including the Baltimore Orioles MLB baseball team, the Washington Wizards NBA basketball team and the Washington Capitals NHL hockey team. CSN Mid-Atlantic serves approximately 4.3 million subscribers primarily in Delaware, Maryland, Pennsylvania, Virginia, Washington, D.C. and West Virginia.

     Cable Sports Southeast. Cable Sports Southeast, or CSS, is a satellite-delivered network which provides sports-related programming and sports news geared toward college athletics to approximately 3.9 million subscribers primarily in Alabama, Arkansas, Florida, Georgia, Kentucky, Mississippi, North Carolina, South Carolina and Tennessee.

     E! Entertainment. E! Entertainment is our 24-hour network with programming dedicated to the world of entertainment. Programming formats include behind-the-scenes specials, original movies and series, news, talk shows and comprehensive coverage of entertainment industry awards shows and film festivals worldwide. The network has distribution to approximately 71 million subscribers in the United States.

     We hold the majority of our interest in E! Entertainment through Comcast Entertainment Holdings, LLC, which is owned 50.1% by us and 49.9% by The Walt Disney Company. Under a limited liability company agreement between Disney and us, we control E! Entertainment's operations. As a result of the Broadband acquisition and in certain other circumstances, under the agreement Disney is entitled to trigger a potential exit process in which Entertainment Holdings would have the right to purchase Disney's entire interest in Entertainment Holdings at its then fair market value (as determined by an appraisal process). If Disney exercises this right within a specified time period, and Entertainment Holdings elects not to purchase Disney's interest, Disney then has the right to purchase, at appraised fair market value, either our entire interest in Entertainment Holdings or all of the shares of stock of E! Entertainment held by Entertainment Holdings. In the event that Disney exercises its right and neither Disney's nor our interest is purchased, Entertainment Holdings will continue to be owned as it is today, as if the exit process had not been triggered.

     Style. Style, a division of E! Entertainment, is our 24- hour network dedicated to fashion, home design, beauty, health, fitness and more, with distribution to approximately 24 million subscribers in the United States.

     The Golf Channel. The Golf Channel is our 24-hour network devoted exclusively to golf programming with distribution to approximately 47 million subscribers in the United States. The programming schedule includes live tournaments, golf instruction programs and golf news.

     Outdoor Life Network. Outdoor Life Network is our 24-hour network devoted exclusively to outdoor adventure sports and outdoor leisure recreation with distribution to approximately 43 million subscribers in the United States. Its programming features the premiere events and series in a wide range of outdoor activities including biking, sailing, skiing, snowboarding, professional bullriding and fishing.

     CN8-The Comcast Network. CN8-The Comcast Network is our regional programming network delivered to approximately 6 million cable subscribers in Maryland, Delaware, Pennsylvania, New Jersey, Connecticut, Massachusetts and New Hampshire. CN8 provides exclusive original programs, including news, talk, high school, college and professional sports, cooking, music, comedy and other family-oriented entertainment.

     G4. G4 is our 24-hour network dedicated to the world of video games. Targeted to young viewers 12-34, G4 is committed to creating a lifestyle brand that is the source of entertainment, news and information about electronic games, including video, computer, online and wireless platforms. We launched G4 in April 2002. G4 has distribution to approximately 9 million subscribers.

     Other Programming Interests. We also own other non-controlling interests in programming investments including iN DEMAND, a pay-per-view and video-on- demand service, and the Discovery Health Channel.

                           ---------------------------

                           LEGISLATION AND REGULATION

     Our cable and phone businesses are subject to numerous regulatory requirements, prohibitions and limitations imposed by various federal and state laws, local ordinances and our franchise agreements. Our commerce and content businesses are generally not subject to direct governmental regulation. Our high-speed Internet business, while not currently regulated, may be subject to regulation in the future. Laws and regulations affect the prices we can charge for some services, such as basic cable service and associated customer-premises equipment, the costs we incur - for example, for attaching our wires to poles owned by utility companies, the relationships we establish with our suppliers, subscribers and competitors, and many other aspects of our business.

     The most significant federal law affecting our cable businesses is the Communications Act of 1934, as amended. The provisions of the Communications Act and the manner in which the FCC, state and local authorities, and the courts implement and interpret those provisions, affect our ability to develop and execute business plans, our ability to raise capital and the competitive dynamics between and among different sectors of the communications and entertainment industries in which we operate. The FCC also has the authority to enforce its regulations through the imposition of substantial fines, the issuance of cease and desist orders and the imposition of other administrative sanctions, such as the revocation of FCC licenses needed to operate some of the transmission facilities we use in connection with our cable businesses.

     We believe we are currently in substantial compliance with all applicable statutory and regulatory requirements imposed by, or under, the Communications Act, but caution that the precise requirements of the law are not always clear. Moreover, many laws and regulations can be interpreted in after-the-fact enforcement proceedings or private party litigation in a manner that is inconsistent with the judgments we have made. We also note that regulators at all levels of government frequently consider changing, and sometimes do change, existing rules or interpretations of existing rules, or prescribe new ones. Judicial decisions often alter the regulatory framework in ways that are inconsistent with regulator, business and investor expectations. In addition, our cable business can be significantly affected by the enactment of new legislation. Owing in part to the "public interest" ramifications traditionally associated with ownership of electronic media, Congress seriously considers the enactment of new legislative requirements virtually every year. Even though new laws infrequently result, we always face the risk that Congress will approve legislation significantly affecting the cable industry.

     A major objective of Congress and the FCC is to increase competition in all communications services, including those central to our business. For example, over the last ten years, Congress removed barriers to local telephone companies offering video services in their local service areas, and the FCC has authorized MVDDS, a new wireless service for providing multichannel video programming, and may soon consider a proposal that could allow utility power lines to be used to provide video and high-speed Internet services. Our cable business could be affected by any new competitors that enter the video marketplace as a result of these and similar efforts by Congress or the FCC. In particular, we could be materially disadvantaged if we are subject to new regulations that do not equally affect our satellite, wireline and wireless competitors.

     There are potential risks associated with various proceedings that are currently pending at the FCC, in the courts, and before federal and state legislatures and local franchise authorities. We believe few of these proceedings hold the potential to materially affect our ability to conduct our cable business. Among the more substantial areas of exposure are the following:

     Broadband Acquisition. The FCC approved the Broadband acquisition in November 2002 subject to various conditions. The most significant are a requirement for the divestiture of Comcast's interest in TWE, a requirement that the TWE interest be placed in trust pending divesture, and safeguards that limit Comcast's involvement in the programming-related activities of TWE and two partnerships held jointly by Comcast and TWE. Complying with these conditions will limit Comcast's flexibility as to the timing and nature of a sale of the TWE interest and, in the interim, will constrain our business dealings with TWE and AOL Time Warner. Comcast has fully complied with those conditions, and is committed to meeting its obligations under the FCC's merger order going-forward.

     Ownership Limits. The FCC is considering imposing "horizontal ownership limits" that would limit the percentage of multichannel video subscribers - those that subscribe to cable, DBS, MMDS and other multichannel distributors - that any single provider could serve nationwide. A federal appellate court struck down the previous 30% limit, and the FCC is now considering this issue anew. As Comcast already serves nearly 29% of multichannel video subscribers, limits similar to those originally imposed would restrict our ability to take advantage of future growth opportunities. The FCC is also assessing whether it should reinstate "vertical ownership limits" on the number of affiliated programming services a cable operator may carry on its cable systems (the previous limit of 40% of the first 75 channels had also been invalidated by the federal appellate court). While our video programming interests are modest, new vertical limits could affect our content- related business plans. Finally, the FCC is considering revisions to its ownership attribution rules that would affect which cable subscribers are counted under any horizontal ownership limit and which programming interests are counted for purposes of a vertical ownership limit.

     Pricing. The Communications Act and the FCC's regulations and policies limit the prices that cable systems may charge for basic services and equipment in communities that are not subject to effective competition, as defined by federal law. Failure to comply with these rate rules could result in rate reductions and refunds for subscribers. In addition, various advocacy groups are urging Congress to impose new rate regulations on the cable industry. We cannot now predict whether or when Congress may agree to these or similar proposals. Also, various competitors are trying to persuade the FCC and the Justice Department to limit our ability to respond to increased competition by offering promotions or other discounts in an effort to retain existing subscribers or regain those we have lost. We believe our competitive pricing practices are lawful and pro-competitive. If we cannot make individualized offers to subscribers that would otherwise choose a different provider, our subscriber attrition may increase, or our overall prices may need to be reduced, or both.

     High-Speed Internet Service. Ever since high-speed cable Internet service was introduced, some local governments and various competitors sought to impose regulatory requirements on how we deal with third-party ISPs. Thus far, only a few local governments have imposed such requirements, and the courts have invalidated all of them. Likewise, the FCC has refused to treat our service as a common carrier "telecommunications service," but has instead classified it as an "interstate information service," which has historically meant that no regulations apply. Nonetheless, the FCC's decision remains subject to judicial review - a decision by a federal appellate court is expected later this year. In addition, the FCC itself is still considering whether it should impose any regulatory requirements and also whether local franchising authorities should be permitted to impose fees or other requirements, such as service quality or customer service standards. A few franchising authorities have sued us seeking payment of franchise fees on high-speed Internet service revenues. Further, a number of software and content providers and electronic retailers are now urging the FCC to adopt certain "nondiscrimination principles" that purport to be intended to allow Internet customers access to the Internet content of their choosing (something we already provide). We cannot now predict whether these or similar regulations will be adopted and, if so, what effects, if any, they would have on our business.

     Internet Regulation. Congress and federal regulators have adopted a wide range of measures affecting Internet use, including, for example, consumer privacy, copyright protection, defamation liability, taxation and obscenity, and state and local governmental organizations have adopted Internet-related regulations, as well. These various governmental jurisdictions are also considering additional regulations in these and other areas, such as service pricing, service and product quality, and intellectual property ownership. The adoption of new laws or the adaptation of existing laws to the Internet could have a material adverse effect on our Internet business.

     Must-Carry/Retransmission Consent. Cable companies are currently subject to a requirement that they carry, without compensation, the programming transmitted by most commercial and non-commercial local television stations. Alternatively, local television stations may negotiate for "retransmission consent," that is, terms and conditions to govern our ability to transmit the TV broadcast signals that cable subscribers expect to receive. As broadcasters transition from analog to digital transmission technologies, the FCC is considering whether to require cable companies to simultaneously carry both analog and digital signals of a single broadcaster, and once digital carriage is required, whether cable companies may be required to carry multiple digital program streams that each broadcaster may transmit. If either of those questions is answered in the affirmative, we would have less freedom to allocate the usable spectrum of our cable plant to provide the services that we believe will be of greatest interest to our subscribers. This could diminish our ability to attract and retain subscribers. We cannot now predict whether the FCC will impose these or similar carriage obligations on us.

     Program Access. The Communications Act and the FCC's "program access" rules prevent satellite video programmers affiliated with cable operators from favoring cable operators over competing multichannel video distributors, such as DBS, and limit the ability of such programmers to offer exclusive programming arrangements to cable operators. The FCC recently extended the exclusivity restrictions through October 2007. The FCC has concluded that the program access rules do not apply to programming services, such as Comcast SportsNet, that are delivered terrestrially. However, the FCC has indicated that it may reconsider how it regulates cable operators with regional sports programming interests in its cable ownership rulemaking. Any decision by the FCC or Congress to single out for new regulation cable operators like us, who have regional sports programming interests, could have an adverse impact on our cable and programming businesses. Some initiatives are underway to enact program access-type regulations at the state or local level. We believe any such regulations would be preempted by federal law or otherwise unlawful, but we cannot predict at this time whether such regulations will be enacted or enforceable.

     Consumer Electronics Equipment Compatibility. The FCC has launched a rulemaking to implement a recent agreement between the cable and consumer electronics industries aimed at promoting the manufacture of "plug- and-play" TV sets that can connect directly to the cable network without the need for a set-top box. The FCC is considering adopting a number of proposed rules that would, among other things: direct cable operators to implement technical standards in their networks to support these digital television sets; require operators to provide a sufficient supply of conditional access devices to subscribers who want to receive scrambled programming services on their digital television sets; and require operators to support basic home recording rights and copy protection rules for digital programming content. Failure by the FCC to implement the agreement could adversely affect our relationships with consumer electronics retail outlets (where DBS has traditionally enjoyed an advantage) and slow the growth of subscribership to our digital cable service.

     Phone Service. Our phone business is subject to federal, state and local regulation. In general, the Communications Act imposes interconnection requirements and universal service obligations on all telecommunications service providers, including those that provide traditional circuit-switched phone service over cable facilities, and more significant regulations on incumbent local exchange carriers, such as Verizon and SBC. The FCC has initiated several rulemakings which, in the aggregate, could significantly change the rules that apply to telephone competition, including the relationship between wireless and wireline providers, long distance and local providers, and incumbents and new entrants, and it is unclear how those proceedings will affect our phone business. We are also conducting trials of Internet Protocol phone service on our cable network, and will begin a limited commercial offering in 2003. While the FCC and most state public utility commissions have thus far refrained from regulating Internet Protocol phone service, it is uncertain whether regulators will continue to follow that approach.

     Franchise Matters. Cable operators generally operate their cable systems pursuant to non-exclusive franchises granted by a franchising authority or other state or local governmental entity. While the terms and conditions of franchises vary materially from jurisdiction to jurisdiction, these franchises typically last for a fixed term, obligate the franchisee to pay franchise fees and meet service quality, customer service, and other requirements, and are terminable if the franchisee fails to comply with material provisions. The Communications Act includes provisions governing the franchising process, including, among other things, renewal procedures designed to protect incumbent franchisees against arbitrary denials of renewal. We anticipate that our future franchise renewal prospects generally will be favorable.

     State Taxes. Some states are considering imposing new taxes, including sales taxes, on cable service. We cannot predict at this time whether such taxes will be enacted or what impact they might have on our business.

     Other Regulatory Issues. There are a number of other regulatory matters under review by Congress, the FCC, and other federal agencies that could affect our cable business. We briefly highlight those issues below:

     o Cable/Broadcast Cross-Ownership: The FCC eliminated regulations precluding the cross- ownership of a national broadcasting network and a cable system and, pursuant to a federal court order, the FCC recently repealed its regulations prohibiting the common ownership of other broadcasting interests and cable systems in the same geographical areas.

     o Tier Buy Through: The Communications Act requires cable operators to allow subscribers to purchase premium or pay-per-view services without the necessity of subscribing to any tier of service, other than the basic service tier. The applicability of this rule in certain situations remains unclear, and adverse decisions by the FCC on this issue could affect our pricing and packaging of such services.

     o Leased Access/PEG: The Communications Act permits franchising authorities to require cable operators to set aside channels for public, educational and governmental access programming, and requires a cable system with 36 or more activated channels to designate a significant portion of its channel capacity for commercial leased access by third parties to provide programming that may compete with services offered by the cable operator. Neither Congress nor the FCC is considering changes to these requirements, but it is always possible that revisions could be made that would place further burdens on the channel capacity of our cable systems.

     o Obscenity: The Communications Act prohibits the transmission of obscene programming over cable systems. Some members of Congress and the FCC and some consumers have expressed concerns about the distribution of certain adult programming over cable systems.

     o Set-Top Box Regulation: Current FCC rules bar cable operators from leasing subscribers integrated digital set-top boxes effective January 1, 2005. We have urged elimination of the ban on the grounds that it will limit consumer choice, increase the cost of set-top box equipment, and slow the deployment of digital cable services, but there is no assurance that the FCC will accept our position.

     o MDU Access: The FCC has adopted rules to promote competitive entry into the MDU market. These rules are intended to make it easier for new multichannel video service providers to compete with established cable operators. Although the FCC has declined to prohibit exclusive MDU service agreements held by incumbent cable operators including us, that decision could be appealed and possibly changed.

     o Pole Attachments: The Communications Act requires that utilities provide cable systems with nondiscriminatory access to any pole, conduit or right-of-way controlled by the utility, and the FCC has adopted rules, upheld by the courts, that regulate the rates utilities may charge for such access. The utilities continue to litigate various aspects of the FCC's pole attachment rulemakings, and recent court decisions leave open the possibility that the FCC could alter the pole attachment rate levels paid by cable operators that provide high-speed Internet and cable television offerings over those attachments, although the FCC has given no indication that it will do so. Adverse decisions in these proceedings could potentially increase our pole attachment costs.

     o Privacy Regulation: The Communications Act generally restricts the nonconsensual collection and disclosure of subscribers' personal information by cable operators. A strict interpretation of the Communications Act could severely limit the ability of service providers to collect and use personal information for commercial purposes. In addition, the Federal Trade Commission has adopted rules that will place sharp limits on the telemarketing practices of cable operators, and the FCC is considering adopting similar rules, as well.

     o Copyright Regulation. In exchange for filing certain reports and contributing a percentage of their revenue to a U.S. federal copyright royalty pool, cable operators can obtain blanket permission to retransmit copyrighted material on broadcast signals. The U.S. Copyright Office has recommended that Congress revise this compulsory licensing scheme, although Congress has thus far declined to do so. The elimination or substantial modification of the cable compulsory license could adversely affect our ability to obtain certain programming and substantially increase our programming costs. In addition, we pay standard industry licensing fees to use music in the programs we provide to subscribers, including local advertising, local origination programming and pay-per-view events. These licensing fees have been the source of litigation between the cable industry and music performance rights organizations in the past, and we cannot predict with certainty whether license fee disputes may arise in the future.

     o Other Areas: The FCC actively regulates other aspects of our cable business, including, among other things: (1) the blackout of syndicated, network, and sports programming; (2) customer service standards; (3) advertising in children's programming; (4) political advertising; (5) origination cablecasting; (6) sponsorship identification; (7) closed captioning of video programming; (8) equal employment opportunity; (9) lottery programming; (10) emergency alert systems; and (11) technical standards relating to operation of the cable network. The FCC is not considering any significant revisions to these rules at this time, but we are unable to predict how these regulations might be changed in the future and how any such changes might affect our business.

     In all these areas and a variety of others, we face the potential of increased regulation. Given the intensely competitive nature of every aspect of our business, we believe that increased regulation is not warranted. We can not provide any assurance, however, that regulation of our business will not increase.
                                    EMPLOYEES

     As of December 31, 2002, we had approximately 42,000 employees. Of these employees, approximately 20,000 were associated with cable, approximately 15,000 were associated with commerce and approximately 7,000 were associated with our other divisions. Approximately 1,000 of our employees are covered by collective bargaining agreements or have organized but are not covered by collective bargaining agreements. We believe that our relationships with our employees are good.

ITEM 2       PROPERTIES

     Cable

     A central receiving apparatus, distribution cables, servers, analog and digital converters, cable modems, customer service call centers and local business offices are the principal physical assets of a cable system. We own or lease the receiving and distribution equipment of each system and own or lease parcels of real property for the receiving sites, customer service call centers and local business offices.

     Commerce

     Television studios, customer service call centers, business offices, product warehouses and distribution centers are the principal physical assets of our commerce operations. These assets include QVC's studios and offices, Studio Park, located in West Chester, Pennsylvania, and office, customer service call centers and warehouses in the US, UK, Germany and Japan. QVC owns the majority of these assets. In order to keep pace with technological advances, QVC is maintaining, periodically upgrading and rebuilding the physical components of our commerce operations.

     Content

     Two large multi-purpose arenas, television studios and business offices are the principal physical assets of our content operations. We own the arenas and own or lease the television studios and business offices of our content operations.

     We believe that substantially all of our physical assets are in good operating condition.

ITEM 3       LEGAL PROCEEDINGS

     Litigation has been filed against us as a result of our alleged conduct with respect to our investment in and distribution relationship with At Home Corporation. At Home was a provider of high-speed Internet access and content services which filed for bankruptcy protection in September 2001. Filed actions are: (i) class action lawsuits against us, Brian L. Roberts (our President and Chief Executive Officer and a director), AT&T (the former controlling shareholder of At Home and also a former distributor of the At Home service) and other corporate and individual defendants in the Superior Court of San Mateo County, California, alleging breaches of fiduciary duty on the part of us and the other defendants in connection with transactions agreed to in March 2000 among At Home, us, AT&T and Cox Communications, Inc. (Cox is also an investor in At Home and a former distributor of the At Home service); (ii) class action lawsuits against Comcast Cable Communications, Inc., AT&T and others in the United States District Court for the Southern District of New York, alleging securities law violations and common law fraud in connection with disclosures made by At Home in 2001; and (iii) a lawsuit brought in the United States District Court for the District of Delaware in the name of At Home by certain At Home bondholders against us, Brian L. Roberts, Cox and others, alleging breaches of fiduciary duty relating to the March 2000 transactions and seeking recovery of alleged short- swing profits of at least $600 million pursuant to Section 16(b) of the Securities Exchange Act of 1934 purported to have arisen in connection with certain transactions relating to At Home stock effected pursuant to the March 2000 agreements. The actions in San Mateo County, California have been stayed by the United States Bankruptcy Court for the Northern District of California, the court in which At Home filed for bankruptcy, as violating the automatic bankruptcy stay. In the Southern District of New York actions, the court ordered the actions consolidated into a single action. An amended consolidated class action complaint was filed on November 8, 2002. All of the defendants served motions to dismiss on February 11, 2003.

     We deny any wrongdoing in connection with the claims which have been made against us, our subsidiaries and Brian L. Roberts, and intend to defend all of these claims vigorously. In management's opinion, the final disposition of these claims is not expected to have a material adverse effect on our consolidated financial position, but could possibly be material to our consolidated results of operations of any one period. Further, no assurance can be given that any adverse outcome would not be material to our consolidated financial position.

     Some of the entities formerly attributed to Broadband which are now subsidiaries of Comcast are parties to an affiliation term sheet with Starz Encore Group LLC, an affiliate of Liberty Media Corporation, which extends to 2022. The term sheet requires annual fixed price payments, subject to adjustment for various factors, including inflation. The term sheet also requires Comcast to pay two-thirds of Starz Encore's programming costs above levels designated in the term sheet.

     By letter dated May 29, 2001, Broadband disputed the enforceability of the excess programming pass- through provisions of the Starz Encore term sheet and questioned the validity of the term sheet as a whole. Broadband also has raised certain issues concerning the uncertainty of the provisions of the term sheet and the contractual interpretation and application of certain of its provisions to, among other things, the acquisition and disposition of cable systems. In July 2001, Starz Encore filed a lawsuit in Colorado state court seeking payment of the 2001 excess programming costs and a declaration that the term sheet is a binding and enforceable contract. In October 2001, Broadband and Starz Encore agreed to delay any further proceedings in the litigation until August 31, 2002 to allow the parties time to continue negotiations toward a potential business resolution of this dispute. As part of this standstill agreement, Broadband and Starz Encore settled Starz Encore's claim for the 2001 excess programming costs, and Broadband agreed to continue to make the standard monthly payments due under the term sheet, with a full reservation of rights with respect to these payments. In connection with the standstill agreement, the court granted a stay on October 30, 2001. The terms of the stay order allowed either party to petition the court to lift the stay after April 30, 2002 and to proceed with the litigation. Broadband and Starz Encore agreed to extend the standstill agreement to and including January 31, 2003, with a requirement that the parties attempt to mediate the dispute. A mediation session held in January 2003 did not result in any resolution of the matter.

     On November 18, 2002, Comcast filed suit against Starz Encore Group LLC in the United States District Court for the Eastern District of Pennsylvania. We seek a declaratory judgment that, pursuant to our rights under a March 17, 1999 contract with a predecessor of Starz Encore, upon the completion of the Broadband acquisition that contract now provides the terms under which Starz Encore programming is acquired and transmitted by Comcast's cable systems. On January 8, 2003, Starz Encore filed a motion to dismiss the lawsuit on the grounds that claims asserted by Comcast raised issues of state law that the United States District Court should decline to decide. We and Comcast have responded, contesting these assertions The motion has been submitted to the Court for decision.

     On January 31, 2003, Starz Encore filed an amended complaint in its lawsuit against Broadband in Colorado state court. The amended complaint adds us and Comcast as defendants and adds new claims against us, Comcast and Broadband asserting alleged breaches of, and interference with, the standstill agreement relating to the lawsuit filed by us and Comcast in federal District Court in Pennsylvania and to the defendants' position that since the completion of the Broadband acquisition the March 17, 1999 contract provides the terms under which Starz Encore programming is acquired and transmitted by our cable systems.

     On March 3, 2003, Starz Encore filed a motion for leave to file a second amended complaint that would add allegations that Broadband has breached certain joint-marketing obligations under the term sheet and that we and Comcast have breached certain joint-marketing obligations under the March 17, 1999 contract and other agreements. We, Comcast and Broadband intend to oppose Starz Encore's motion for leave to file a second amended complaint and, in light of Starz Encore's pending motion for leave to amend, have sought an extension of time from the Court to respond to Starz Encore's amended complaint.

     An entity formerly attributed to Broadband, which is now Comcast's subsidiary, is party to a master agreement that may not expire until December 31, 2012, under which it purchases certain billing services from CSG Systems, Inc. The master agreement requires monthly payments, subject to adjustment for inflation. The master agreement also contains a most favored nation provision that may affect the amounts paid thereunder.

     On May 10, 2002, Broadband filed a demand for arbitration against CSG before the American Arbitration Association asserting, among other things, the right to terminate the master agreement and seeking damages under the most favored nation provision or otherwise. On May 31, 2002, CSG answered Broadband's arbitration demand and asserted various counterclaims, including for (i) breach of the master agreement; (ii) a declaration that Comcast is now bound by the master agreement to use CSG as its exclusive provider for certain billing and customer care services; (iii) tortious interference with prospective contractual relations; and (iv) civil conspiracy. A hearing in the arbitration is scheduled to commence on May 5, 2003.

     On June 21, 2002, CSG filed a lawsuit against us in federal court in Denver, Colorado asserting claims related to the master agreement and the pending arbitration. On November 4, 2002, CSG withdrew its complaint against us without prejudice. On November 15, 2002, Comcast initiated a lawsuit against CSG in federal court in Philadelphia, Pennsylvania asserting that cable systems owned by us are not required to use CSG as a billing service or customer care provider pursuant to the master agreement, and that the former Broadband cable systems Comcast now owns may be added to a billing service agreement between Comcast and CSG. CSG moved to dismiss or stay the lawsuit on the ground that the issues raised by the complaint could be wholly or substantially determined by the above-mentioned arbitration. By Order dated February 10, 2003, the Court stayed the lawsuit until further notice.

     In management's opinion, the final disposition of the Starz Encore and CSG contractual disputes is not expected to have a material adverse effect on our consolidated financial position or results of operations. However, no assurance can be given that any adverse outcome would not be material to our consolidated financial position or results of operations.

     We are subject to other legal proceedings and claims which arise in the ordinary course of our business. In the opinion of our management, the amount of ultimate liability with respect to such actions is not expected to materially affect our financial condition, results of operations or liquidity.

ITEM 4         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Information for this Item is omitted pursuant to SEC General Instruction I to Form 10-K.


                                     PART II

ITEM 5         MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
               MATTERS

Common Stock

     Absence of Trading Market

     Through the closing of Comcast's acquisition of Broadband on November 18, 2002, our Class A common stock was included on Nasdaq under the symbol CMCSA and our Class A Special common stock was included on Nasdaq under the symbol CMCSK. There was no established public trading market for our Class B common stock. Subsequent to the closing of the Broadband acquisition, our common stock is not publicly traded. Therefore, there is no established public trading market for our common stock, and none is expected to develop in the foreseeable future.

     Holders

     All of our shares of common stock are owned directly or indirectly by Comcast.

     Dividends

     None.





ITEM 6         SELECTED FINANCIAL DATA

Information for this Item is omitted pursuant to SEC General Instruction I to Form 10-K.

ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Information for this item is omitted pursuant to SEC General Instruction I to Form 10-K, except as noted below.

     We are an indirect, wholly owned subsidiary of Comcast Corporation ("Comcast").

Overview

     We have grown significantly in recent years through both strategic acquisitions and growth in our existing businesses. We have historically met our cash needs for operations through our cash flows from operating activities. We have generally financed our acquisitions and capital expenditures through issuances of our common stock, borrowings of long-term debt, sales of investments and from existing cash, cash equivalents and short-term investments.

General Developments of Business

     Refer to "General Developments of Our Business" in Part I and Note 4 to our financial statements included in Item 8 for a discussion of our acquisitions and other significant events.

Significant and Subjective Estimates

     The following discussion and analysis of our results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We base our judgments on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making estimates about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

     Refer to Note 2 to our financial statements included in Item 8 for a discussion of our accounting policies with respect to these and other items.

Results of Operations

     The effects of our 2001 and 2000 acquisitions and cable systems exchanges were to increase our revenues and expenses, resulting in increases in our operating income before depreciation and amortization.

     Refer to Notes 4 and 10 to our financial statements included in Item 8 for a discussion of our acquisitions and cable systems exchanges, and of the effect of these transactions on our balance sheet.

     We adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Intangible Assets," on January 1, 2002, as required by the new statement. See "Amortization" on page 20 for a discussion of the impact the adoption of the new statement had on our consolidated results of operations.

     Our summarized consolidated financial information for the three years ended December 31, 2002 is as follows (dollars in millions, "NM" denotes percentage is not meaningful):

                                                                        Year Ended
                                                                       December 31,         Increase/(Decrease)
                                                                     2002         2001          $          %
                                                                  ----------    ---------   ---------  ---------
Revenues........................................................     $11,276       $9,836      $1,440       14.6%
Cost of goods sold from electronic retailing....................       2,793        2,514         279       11.1
Operating, selling, general and administrative expenses.........       4,933        4,652         281        6.0
Depreciation....................................................       1,425        1,211         214       17.7
Amortization....................................................         213        2,205      (1,992)     (90.3)
                                                                  ----------    ---------   ---------  ---------
Operating income (loss).........................................       1,912         (746)      2,658         NM
                                                                  ----------    ---------   ---------  ---------
Interest expense................................................        (725)        (734)         (9)      (1.2)
Investment income (expense).....................................        (658)       1,062      (1,720)        NM
Equity in net losses of affiliates..............................        (103)         (29)         74      255.2
Other income....................................................          (4)       1,301      (1,305)    (100.3)
Income tax expense..............................................        (246)        (470)       (224)     (47.7)
Minority interest...............................................        (196)        (160)         36       22.5
                                                                  ----------    ---------   ---------  ---------
Income (loss) before cumulative effect of accounting change.....        ($20)        $224       ($244)    (108.9%)
                                                                  ==========    =========   =========  =========
Operating income before depreciation and amortization (1) ......      $3,550       $2,670        $880       33.0%
                                                                  ==========    =========   =========  =========

                                                                        Year Ended
                                                                       December 31,         Increase/(Decrease)
                                                                     2001         2000          $          %
                                                                  ----------    ---------   ---------  ---------
Revenues........................................................      $9,836       $8,357      $1,479       17.7%
Cost of goods sold from electronic retailing....................       2,514        2,285         229       10.0
Operating, selling, general and administrative expenses.........       4,652        3,614       1,038       28.7
Depreciation....................................................       1,211          837         374       44.7
Amortization....................................................       2,205        1,782         423       23.7
                                                                  ----------    ---------   ---------  ---------
Operating loss..................................................        (746)        (161)        585      363.4
                                                                  ----------    ---------   ---------  ---------
Interest expense................................................        (734)        (728)          6        0.8
Investment income...............................................       1,062          984          78        7.9
Income related to indexed debt..................................                      666        (666)    (100.0)
Equity in net losses of affiliates..............................         (29)         (22)          7       31.8
Other income....................................................       1,301        2,826      (1,525)     (54.0)
Income tax expense..............................................        (470)      (1,429)       (959)     (67.1)
Minority interest...............................................        (160)        (115)         45       39.1
                                                                  ----------    ---------   ---------  ---------
Income before cumulative effect of accounting change............        $224       $2,021     ($1,797)     (88.9%)
                                                                  ==========    =========   =========  =========
Operating income before depreciation and amortization (1) ......      $2,670       $2,458        $212        8.6%
                                                                  ==========    =========   =========  =========

____________
(1) Operating income before depreciation and amortization is commonly referred to in our businesses as "EBITDA." EBITDA is a measure of a company's ability to generate cash to service its obligations, including debt service obligations, and to finance capital and other expenditures. In part due to the capital intensive nature of our businesses and the resulting significant level of non-cash depreciation and amortization expense, EBITDA is frequently used as one of the bases for comparing businesses in our industries, although our measure of EBITDA may not be comparable to similarly titled measures of other companies. EBITDA is the primary basis used by our management to measure the operating performance of our businesses. EBITDA does not purport to represent net income or net cash provided by operating activities, as those terms are defined under generally accepted accounting principles, and should not be considered as an alternative to such measurements as an indicator of our performance.

Consolidated Operating Results

     Revenues

     The increases in consolidated revenues from 2001 to 2002 and from 2000 to 2001 are primarily attributable to increases in service revenues in our Cable segment and to increases in net sales in our Commerce segment (see "Operating Results by Business Segment" below). The remaining increases are primarily the result of increases in revenues from our content operations, principally due to growth in our historical operations and the effects of our acquisitions in 2001.

     On January 1, 2002, we adopted EITF 01-9, "Accounting for Consideration Given to a Customer (Including a Reseller of the Vendor's Products)" and EITF 01-14, "Income Statement Characterization of Reimbursements Received for
'Out-of-Pocket' Expenses Incurred." We have reclassified our statement of operations for all periods presented to reflect the adoption of EITF 01-9 and EITF 01-14. The changes in classification had no impact on our reported operating income (loss) or financial condition. Refer to Note 2 to our financial statements included in Item 8 for a discussion of EITF 01-9 and EITF 01-14.

     Cost of goods sold from electronic retailing

     Refer to the "Commerce" section of "Operating Results by Business Segment" below for a discussion of the increases in cost of goods sold from electronic retailing.

     Operating, selling, general and administrative expenses

     The increases in consolidated operating, selling, general and administrative expenses from 2001 to 2002 and from 2000 to 2001 are primarily attributable to increases in expenses in our Cable segment and, to a lesser extent, to increases in expenses in our Commerce segment (see "Operating Results by Business Segment" below). The remaining increases are primarily the result of increased expenses in our content operations, principally due to growth in our historical operations and the effects of our acquisitions in 2001.

     Depreciation

     The increases in depreciation expense from 2001 to 2002 and from 2000 to 2001 are primarily attributable to our Cable segment and are principally due to the effects of our recent acquisitions, our cable systems exchanges and our capital expenditures. Depreciation expense in our Commerce segment was essentially unchanged. The remaining increases in depreciation expense from 2000 to 2001 are primarily the result of increases in depreciation in our content operations, principally due to the effects of our acquisitions and increased levels of capital expenditures.

     Amortization

     Of the $1.992 billion decrease in amortization expense from 2001 to 2002, $2.002 billion is attributable to the adoption of SFAS No. 142 on January 1, 2002. The remaining change is primarily the result of increases in amortization expense in our content operations, principally due to the effects of our acquisitions. The $423 million increase in amortization expense from 2000 to 2001 is primarily due to the effects of our acquisitions. Refer to Note 6 to our financial statements included in Item 8 for the pro forma impact of adoption of SFAS No. 142 on amortization expense.

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


                           ---------------------------

     Cable
     The following table presents financial information for our Cable segment (dollars in millions).

                                                                      Year Ended
                                                                     December 31,                Increase
                                                                  2002          2001           $           %
                                                               ----------    ----------     --------    -------
Video.........................................................     $4,710        $4,278         $432       10.1%
High-speed Internet...........................................        590           294          296      100.7
Advertising sales.............................................        383           326           57       17.5
Other.........................................................        275           232           43       18.5
Franchise fees................................................        201           193            8        4.1
                                                               ----------    ----------     --------    -------
     Revenues.................................................      6,159         5,323          836       15.7

Operating, selling, general and administrative expenses.......      3,526         3,269          257        7.9
                                                               ----------    ----------     --------    -------

Operating income before depreciation and
amortization (a)..............................................     $2,633        $2,054         $579       28.2%
                                                               ==========    ==========     ========    =======

                                                                      Year Ended
                                                                     December 31,                Increase
                                                                  2001          2000           $           %
                                                               ----------    ----------     --------    -------
Video.........................................................     $4,278        $3,651         $627       17.2%
High-speed Internet...........................................        294           114          180      157.9
Advertising sales.............................................        326           290           36       12.4
Other.........................................................        232           153           79       51.6
Franchise fees................................................        193           154           39       25.3
                                                               ----------    ----------     --------    -------
     Revenues.................................................      5,323         4,362          961       22.0

Operating, selling, general and administrative expenses.......      3,269         2,459          810       32.9
                                                               ----------    ----------     --------    -------

Operating income before depreciation and
     amortization (a).........................................     $2,054        $1,903         $151        7.9%
                                                               ==========    ==========     ========    =======

_______________
(a) See footnote (1) on page 18.

     Video revenue consists of our basic, expanded basic, premium, pay-per-view, equipment and digital cable services. Of the $432 million and $627 million increases in video revenues from 2001 to 2002 and from 2000 to 2001, $139 million and $339 million, respectively, are attributable to the effects of our acquisitions of cable systems and $293 million and $288 million, respectively, relate to changes in rates and subscriber growth in our historical operations, driven principally by growth in digital subscribers, and to a lesser extent, to the effects of a higher- priced digital service offering made in the second half of 2000. During 2002, we added approximately 505,000 digital subscribers through growth in our historical operations. During 2001 and 2000, through acquisitions and growth in our historical operations, we added approximately 534,000 and 753,000 digital subscribers, respectively.

     The  increases in  high-speed  Internet  revenue from 2001 to 2002 and from
2000  to  2001  are  primarily  due  to  the  addition  of  high-speed  Internet subscribers. During 2002, we added approximately 578,000 high-speed Internet subscribers through growth in our historical operations. During 2001 and 2000, through acquisitions and growth in our historical operations, we added approximately 548,000 and 258,000 high-speed Internet subscribers, respectively.

     The increase in advertising sales revenue from 2001 to 2002 is due to the effects of a stronger advertising market and the continued leveraging of our market-wide fiber interconnects. The increase in advertising sales revenue from 2000 to 2001 was attributable to the effects of new advertising contracts, market-wide fiber interconnects and the continued leveraging of our existing fiber networks, helping to offset an otherwise weak advertising environment.

     Other revenue includes phone revenues, installation revenues, guide revenues, commissions from electronic retailing, revenues of our regional sports programming networks and revenue from other product offerings. The increase from 2001 to 2002 in other revenue is primarily attributable to growth in our historical operations. The increase from 2000 to 2001 in other revenue is primarily attributable to the effects of our acquisition of Home Team Sports (now known as CSN Mid-Atlantic). The remaining increases from 2000 to 2001 are attributable to growth in our historical operations.

     The increase in operating, selling, general and administrative expenses from 2001 to 2002 is primarily attributable to the effects of increases in the costs of cable programming, increases in labor costs and other volume- related expenses in our historical operations, and, to a lesser extent, to the effects of high-speed Internet subscriber growth. This increase was partially offset by the effects of management fees charged by the Company to subsidiaries of Comcast during 2002.

     On September 28, 2001, At Home Corporation ("At Home"), our former provider of high-speed Internet services, filed for protection under Chapter 11 of the U.S. Bankruptcy Code. In October 2001, we amended our agreement with At Home to continue service to our existing and new subscribers during October and November 2001. We agreed to be charged a higher rate than we had incurred under our previous agreement. On December 3, 2001, we reached a definitive agreement, approved by the Bankruptcy Court, with At Home pursuant to which At Home agreed to continue to provide high-speed Internet services to our existing and new subscribers through February 28, 2002. In December 2001, we began to transfer our high-speed Internet subscribers from the At Home network to our new Comcast-owned and managed network. We completed this transition in February 2002. Operating expenses in our consolidated statement of operations for the year ended December 31, 2001 include $140 million of net incremental expenses incurred in the fourth quarter of 2001 in the continuation of service to and transition of our high-speed Internet subscribers from At Home's network to our network.

     The remaining increases from 2000 to 2001 in operating, selling, general and administrative expenses are primarily due to the effects of our acquisitions and exchanges of cable systems, as well as to the effects of increases in the costs of cable programming, high-speed Internet subscriber growth, and, to a lesser extent, increases in labor costs and other volume related expenses in our historical operations.

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

     Commerce

     The following table sets forth the operating results for our Commerce segment, which consists of QVC, Inc. and subsidiaries (dollars in millions):

                                                                       Year Ended
                                                                      December 31,                Increase
                                                                   2002           2001          $          %
                                                                 ---------      --------     -------     ------
Net sales from electronic retailing...........................      $4,381        $3,917        $464       11.8%
Cost of goods sold from electronic retailing..................       2,793         2,514         279       11.1
Operating, selling, general and administrative expenses.......         730           681          49        7.2
                                                                 ---------      --------     -------     ------
Operating income before depreciation and
     amortization (a).........................................        $858          $722        $136       18.7%
                                                                 =========      ========     =======     ======
Gross margin..................................................        36.3%         35.8%
                                                                 =========      ========

                                                                       Year Ended
                                                                      December 31,                Increase
                                                                   2001           2000          $          %
                                                                 ---------      --------     -------     ------
Net sales from electronic retailing...........................      $3,917        $3,536        $381       10.8%
Cost of goods sold from electronic retailing..................       2,514         2,285         229       10.0
Operating, selling, general and administrative expenses.......         681           632          49        7.8
                                                                 ---------      --------     -------     ------
Operating income before depreciation and
     amortization (a).........................................        $722          $619        $103       16.7%
                                                                 =========      ========     =======     ======
Gross margin..................................................        35.8%         35.4%
                                                                 =========      ========

_______________
(a) See footnote (1) on page 18.

     Of the $464 million and $381 million increases in net sales from electronic retailing from 2001 to 2002 and from 2000 to 2001, $296 million and $332 million, respectively, is attributable to increases in net sales in the United States. This growth is principally the result of increases in the average number of homes receiving QVC services and in net sales per home as follows:

                                                                        Year Ended December 31,
                                                                      2002                  2001
                                                              --------------------- ---------------------
Increase in average number of homes in U.S....................         3.6%                  3.8%
Increase in net sales per home in U.S.........................         5.3%                  6.5%

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

     The remaining increases of $168 million and $49 million in net sales from electronic retailing from 2001 to 2002 and from 2000 to 2001 are primarily attributable to increases in net sales in Germany, Japan and the United Kingdom, offset, in part, by the effects of fluctuations in foreign currency exchange rates during the periods.

     The increases in cost of goods sold from 2001 to 2002 and from 2000 to 2001 are primarily related to the growth in net sales. The increases in gross margin are primarily due to the effects of increases in product margins.

     The increases in operating, selling, general and administrative expenses from 2001 to 2002 and from 2000 to 2001 are primarily attributable to higher variable costs and personnel costs associated with the increase in sales volume.

                                            ---------------------------

     Consolidated Analysis

     Interest Expense

     We anticipate that, for the foreseeable future, interest expense will be significant. We believe we will continue to be able to meet our obligations through our ability both to generate operating income before depreciation and amortization and to obtain external financing.

     Investment Income (Expense)

     Investment income (expense) includes the following (in millions):

                                                                              Year Ended December 31,
                                                                           2002        2001        2000
                                                                         ---------   ---------   ---------
Interest and dividend income...........................................        $45         $77        $171
(Losses) gains on sales and exchanges of investments, net..............        (48)        485         887
Investment impairment losses...........................................       (247)       (972)        (74)
Reclassification of unrealized gains...................................                  1,330
Unrealized (loss) gain on trading securities...........................     (1,446)        285
Mark to market adjustments on derivatives related
     to trading securities.............................................      1,182        (185)
Mark to market adjustments on derivatives and hedged items.............       (144)         42
                                                                         ---------   ---------   ---------

     Investment income (expense).......................................      ($658)     $1,062        $984
                                                                         =========   =========   =========

     The investment impairment losses for the years ended December 31, 2002 and 2001 relate principally to an other than temporary decline in our investment in AT&T Corp.

     During the year ended December 31, 2001, we wrote-off our investment in At Home common stock based upon a decline in the investment that was considered other than temporary. In connection with the realization of this impairment loss, we reclassified to investment income (expense) the accumulated unrealized gain of $238 million on our investment in At Home common stock which was previously recorded as a component of accumulated other comprehensive income
(loss). We recorded this accumulated unrealized gain prior to our designation of our right under a stockholders' agreement as a hedge of our investment in the At Home common stock.

     In June 2001, we and AT&T entered into an Amended and Restated Share Issuance Agreement (the "Share Issuance Agreement"). AT&T issued to us approximately 80.3 million unregistered shares of AT&T common stock and we agreed to settle our right under the Share Exchange Agreement to exchange an aggregate 31.2 million At Home shares and warrants held by us for shares of AT&T common stock. Under the terms of the Share Issuance Agreement, we retained the At Home shares and warrants held by us. We recorded to investment income (expense) a pre-tax gain of $296 million, representing the fair value of the increased consideration received by us to settle our right under the Share Exchange Agreement.

     In connection with the reclassification of our investment in Sprint PCS from an available for sale security to a trading security in 2001, we reclassified to investment income (expense) the accumulated unrealized gain of $1.092 billion on our investment in Sprint PCS which was previously recorded as a component of accumulated other comprehensive income (loss).

     Income Related to Indexed Debt

     Prior to the adoption of SFAS No. 133 on January 1, 2001, we accounted for the ZONES as an indexed debt instrument since the maturity value is dependent upon the fair value of Sprint PCS common stock. During the year ended December 31, 2000, we recorded income related to indexed debt of $666 million to reflect the fair value of the underlying Sprint PCS stock.

     Equity in Net Losses of Affiliates

     The increase in equity in net losses of affiliates from 2001 to 2002 is primarily due to other than temporary declines in certain of our equity method investees, the effects of our additional investments, changes in the net income or loss of our equity method investees, as well as to the effects of the discontinuance of amortization of equity method goodwill as a result of the adoption of SFAS No. 142 on January 1, 2002. The increase from 2000 to 2001 is primarily attributable to the effects of our additional investments, as well as the effects of changes in the net income or loss of our equity method investees.

     Other Income

     On October 30, 2001, we acquired from Fox Entertainment Group, Inc. ("Fox Entertainment") the approximate 83.2% interest in Outdoor Life Network ("OLN") not previously owned by us. Upon closing of the acquisition, we exchanged our 14.5% interest in Speedvision Network ("SVN"), together with a previously made loan, for Fox Entertainment's interest in OLN. In connection with the exchange of our interest in SVN, we recorded a pre-tax gain of $107 million, representing the difference between the estimated fair value of our interest in SVN as of the closing date of the transaction and our cost basis in SVN.

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

     On December 31, 2000, we completed our cable systems exchange with AT&T. We received cable systems serving approximately 770,000 subscribers from AT&T and AT&T received certain of our cable systems serving approximately 700,000 subscribers. We recorded a pre-tax gain of $1.711 billion, representing the difference between the estimated fair value of $2.840 billion as of the closing date of the transaction and our cost basis in the systems exchanged.

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

     In August 2000, we exchanged all of the capital stock of a wholly owned subsidiary which held certain wireless licenses for approximately 3.2 million shares of AT&T common stock. In connection with the exchange, we recognized a pre-tax gain of $98 million, representing the difference between the fair value of the AT&T shares received of $100 million and our cost basis in the subsidiary.

     Income Tax Expense

     The decreases in income tax expense from 2001 to 2002 and from 2000 to 2001 are primarily the result of the effects of changes in our income before taxes and minority interest, and non-deductible goodwill amortization.

     Minority Interest

     The increase in minority interest from 2001 to 2002 is attributable to increases in the net income of our less than wholly owned consolidated subsidiaries. The increase in minority interest from 2000 to 2001 is primarily attributable to the effects of changes in the net income or loss of our less than wholly owned consolidated subsidiaries.

     Cumulative Effect of Accounting Change

     Upon adoption of SFAS No. 133, we recognized as income a cumulative effect of accounting change, net of related income taxes, of $385 million during the year ended December 31, 2001. The income consisted of a $400 million adjustment to record the debt component of our ZONES at a discount from its value at maturity and $192 million principally related to the reclassification of gains previously recognized as a component of accumulated other comprehensive income
(loss) on our equity derivative instruments, net of related deferred income taxes of $207 million.

     We believe that our operations are not materially affected by inflation.

                           ---------------------------

ITEM 7A         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

     We use interest rate exchange agreements ("Swaps") to exchange, at specified intervals, the difference between fixed and variable interest amounts calculated by reference to an agreed-upon notional principal amount. We use interest rate lock agreements ("Rate Locks") to hedge the risk that cash flows related to the interest payments on an anticipated issuance or assumption of fixed rate debt may be adversely affected by interest rate fluctuations. We use interest rate cap agreements ("Caps") to lock in a maximum interest rate should variable rates rise, but enable us to otherwise pay lower market rates. We use interest rate collar agreements ("Collars") to limit our exposure to and benefits from interest rate fluctuations on variable rate debt to within a certain range of rates.

The table set forth below summarizes the fair values and contract terms of financial instruments subject to interest rate risk maintained by us as of December 31, 2002 (dollars in millions):

                                                                                                              Fair
                                                                                                            Value at
                                      2003    2004      2005     2006    2007   Thereafter     Total        12/31/02
                                      ----    ----      ----     ----    ----   ----------     -----        --------
Debt
Fixed Rate..........................     $13     $324      $709     $650   $988       $5,749      $8,433        $8,650
   Average Interest Rate............    8.8%     7.8%      8.4%     7.1%   8.3%         7.3%        7.5%

Variable Rate.......................     $10               $835                           $2        $847          $847
   Average Interest Rate............    2.8%               2.9%                         7.4%        2.9%

Interest Rate Instruments
Variable to Fixed Swaps.............     $72                                                         $72           ($2)
   Average Pay Rate.................    4.9%                                                        4.9%
   Average Receive Rate.............    1.4%                                                        1.4%

                           ---------------------------


     The notional amounts of interest rate instruments, as presented in the table above, are used to measure interest to be paid or received and do not represent the amount of exposure to credit loss. The estimated fair value approximates the costs to settle the outstanding contracts. We estimate interest rates on variable debt using the average implied forward London Interbank Offer Rate ("LIBOR") rates for the year of maturity based on the yield curve in effect at December 31, 2002, plus the borrowing margin in effect for each credit facility at December 31, 2002. We estimate average receive rates on the Variable to Fixed Swaps using the average implied forward LIBOR rates for the year of maturity based on the yield curve in effect at December 31, 2002. While Swaps, Rate Locks, Caps and Collars represent an integral part of our interest rate risk management program, their incremental effect on interest expense for the years ended December 31, 2002, 2001 and 2000 was not significant.

     Equity Price Risk Management

     We have entered into cashless collar agreements (the "Equity Collars") and prepaid forward sales agreements ("Prepaid Forward Sales") which we account for at fair value. The Equity Collars and Prepaid Forward Sales limit our exposure to and benefits from price fluctuations in the Sprint PCS common stock accounted for as trading securities. Refer to Note 5 to our financial statements included in Item 8 for a discussion of our Prepaid Forward Sales.

     During 2002 and 2001, the change in the fair value of our investment in Sprint PCS common stock was substantially offset by the changes in the fair value of the Equity Collars and the derivative components of the ZONES and the Prepaid Forward Sales. See "Results of Operations - Investment Income (Expense)."

ITEM 8        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA





INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
Comcast Holdings Corporation
Philadelphia, Pennsylvania

We have audited the accompanying consolidated balance sheet of Comcast Holdings Corporation (formerly known as Comcast Corporation) and its subsidiaries (the "Company") as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Comcast Holdings Corporation and its subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, effective January 1, 2001, and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," effective January 1, 2002.





Deloitte & Touche LLP

Philadelphia, Pennsylvania
March 17, 2003

COMCAST HOLDINGS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET
(Dollars in millions, except share data)


                                                                                          December 31,
                                                                                     2002              2001
                                                                                   ---------         ---------
ASSETS
CURRENT ASSETS
   Cash and cash equivalents..................................................          $676              $350
   Investments................................................................           525             2,623
   Accounts receivable, less allowance for doubtful accounts of $160 and $154          1,015               967
   Inventories, net...........................................................           479               455
   Deferred income taxes......................................................           129               129
   Other current assets.......................................................           153               154
                                                                                   ---------         ---------
       Total current assets...................................................         2,977             4,678
                                                                                   ---------         ---------
NOTE RECEIVABLE FROM AFFILIATE................................................           191
INVESTMENTS...................................................................           627             1,679
PROPERTY AND EQUIPMENT, net of accumulated depreciation of $3,604 and  $2,726.         6,916             7,011
FRANCHISE RIGHTS..............................................................        16,611            16,533
GOODWILL......................................................................         6,446             6,289
OTHER INTANGIBLE ASSETS, net of accumulated amortization of $975 and $665.....         1,481             1,687
OTHER NONCURRENT ASSETS, net..................................................           440               384
                                                                                   ---------         ---------
                                                                                     $35,689           $38,261
                                                                                   =========         =========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts payable...........................................................          $792              $698
   Accrued expenses and other current liabilities.............................         1,874             1,661
   Due to affiliates..........................................................            76
   Deferred income taxes......................................................            46               404
   Current portion of long-term debt..........................................            23               460
                                                                                   ---------         ---------
       Total current liabilities..............................................         2,811             3,223
                                                                                   ---------         ---------
LONG-TERM DEBT, less current portion..........................................         9,257            11,742
                                                                                   ---------         ---------
NOTE PAYABLE TO AFFILIATE.....................................................            22
                                                                                   ---------         ---------
DEFERRED INCOME TAXES.........................................................         6,836             6,376
                                                                                   ---------         ---------
OTHER NONCURRENT LIABILITIES..................................................         1,265             1,567
                                                                                   ---------         ---------
MINORITY INTEREST.............................................................         1,133               880
                                                                                   ---------         ---------
COMMITMENTS AND CONTINGENCIES (NOTE 11)
STOCKHOLDERS' EQUITY
   Preferred stock - authorized 20,000,000 shares; issued, zero...............
   Class A common stock, $1.00 par value - authorized,
     200,000,000 shares; issued, 21,591,115 and 21,829,422 ...................            22                22
   Class A special common stock, $1.00 par value - authorized,
     2,500,000,000 shares; issued 916,198,519 and 937,256,465; outstanding,
     916,198,519 and 913,931,554..............................................           916               914
   Class B common stock, $1.00 par value - authorized, 50,000,000
          shares; issued, 9,444,375 ..........................................             9                 9
   Additional capital.........................................................        11,818            11,752
   Retained earnings..........................................................         1,595             1,632
   Accumulated other comprehensive income.....................................             5               144
                                                                                   ---------         ---------
       Total stockholders' equity.............................................        14,365            14,473
                                                                                   ---------         ---------
                                                                                     $35,689           $38,261
                                                                                   =========         =========


See notes to consolidated financial statements.

COMCAST HOLDINGS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS
(Amounts in millions)

                                                                                            Year Ended December 31,
                                                                                            2002      2001      2000
                                                                                          --------  --------  --------
REVENUES
   Service revenues......................................................................   $6,895    $5,919    $4,821
   Net sales from electronic retailing...................................................    4,381     3,917     3,536
                                                                                          --------  --------  --------
                                                                                            11,276     9,836     8,357
                                                                                          --------  --------  --------
COSTS AND EXPENSES
   Operating (excluding depreciation)....................................................    3,015     2,906     2,210
   Cost of goods sold from electronic retailing (excluding depreciation).................    2,793     2,514     2,285
   Selling, general and administrative...................................................    1,918     1,746     1,404
   Depreciation..........................................................................    1,425     1,211       837
   Amortization..........................................................................      213     2,205     1,782
                                                                                          --------  --------  --------
                                                                                             9,364    10,582     8,518
                                                                                          --------  --------  --------
OPERATING INCOME (LOSS)..................................................................    1,912      (746)     (161)
OTHER INCOME (EXPENSE)
   Interest expense......................................................................     (725)     (734)     (728)
   Investment income (expense)...........................................................     (658)    1,062       984
   Income related to indexed debt........................................................                          666
   Equity in net losses of affiliates....................................................     (103)      (29)      (22)
   Other income (expense)................................................................       (4)    1,301     2,826
                                                                                          --------  --------  --------
                                                                                            (1,490)    1,600     3,726
                                                                                          --------  --------  --------
INCOME BEFORE INCOME TAXES, MINORITY INTEREST AND CUMULATIVE
   EFFECT OF ACCOUNTING CHANGE...........................................................      422       854     3,565
INCOME TAX EXPENSE.......................................................................     (246)     (470)   (1,429)
                                                                                          --------  --------  --------
INCOME BEFORE MINORITY INTEREST AND CUMULATIVE
   EFFECT OF ACCOUNTING CHANGE...........................................................      176       384     2,136
MINORITY INTEREST........................................................................     (196)     (160)     (115)
                                                                                          --------  --------  --------
INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE..............................      (20)      224     2,021
CUMULATIVE EFFECT OF ACCOUNTING CHANGE...................................................                385
                                                                                          --------  --------  --------
NET INCOME (LOSS)........................................................................     ($20)     $609    $2,021
                                                                                          ========  ========  ========

See notes to consolidated financial statements.

COMCAST HOLDINGS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS
(Dollars in millions)


                                                                                 Year Ended December 31,
                                                                             2002         2001         2000
                                                                           ---------    ---------    ---------
OPERATING ACTIVITIES
   Net income (loss)....................................................        ($20)        $609       $2,021
   Adjustments to reconcile net income (loss) to net cash provided by operating activities:
     Depreciation.......................................................       1,425        1,211          837
     Amortization.......................................................         213        2,205        1,782
     Non-cash interest expense, net.....................................          42           43           14
     Non-cash income related to indexed debt............................                                  (666)
     Equity in net losses of affiliates.................................         103           29           22
     Losses (gains) on investments and other (income) expense, net......         704       (2,303)      (3,679)
     Minority interest..................................................         196          160          115
     Cumulative effect of accounting change.............................                     (385)
     Deferred income taxes..............................................          30         (241)       1,075
     Proceeds from sales of trading securities..........................                      367
     Other..............................................................           5           55           63
                                                                           ---------    ---------    ---------
                                                                               2,698        1,750        1,584
     Changes in working capital, net of effects of acquisitions and divestitures
       Increase in accounts receivable, net.............................         (49)         (16)        (196)
       Increase in inventories, net.....................................         (25)         (16)         (36)
       (Increase) decrease in other current assets......................         (53)         (27)          14
       Increase (decrease) in accounts payable, accrued expenses and other
         current liabilities............................................         319         (114)        (177)
                                                                           ---------    ---------    ---------
                                                                                 192         (173)        (395)

       Net cash provided by operating activities........................       2,890        1,577        1,189
                                                                           ---------    ---------    ---------

FINANCING ACTIVITIES
   Proceeds from borrowings.............................................       1,579        5,687        5,435
   Retirements and repayments of debt...................................      (3,594)      (4,188)      (5,356)
   Proceeds from settlement of interest rate exchange agreements........          57
   Proceeds from note payable to affiliate..............................          22
   Capital distributions to parent......................................        (212)
   Net transactions with affiliates.....................................          76
   Issuances of common stock and sales of put options on common stock...          19           27           31
   Repurchases of common stock..........................................                      (27)        (325)
   Equity contributions from a minority partner to a subsidiary.........          13           19           30
   Deferred financing costs.............................................          (2)         (23)         (56)
                                                                           ---------    ---------    ---------

       Net cash (used in) provided by financing activities..............      (2,042)       1,495         (241)
                                                                           ---------    ---------    ---------

INVESTING ACTIVITIES
   Acquisitions, net of cash acquired...................................         (17)      (1,329)        (187)
   Proceeds from sales of (purchases of) short-term investments, net....           9           (6)       1,028
   Capital contributions to and purchases of investments................         (56)        (317)      (1,011)
   Proceeds from sales and settlements of investments...................       1,241          806          997
   Capital expenditures.................................................      (1,478)      (2,182)      (1,637)
   Additions to intangible and other noncurrent assets..................        (221)        (346)        (409)
                                                                           ---------    ---------    ---------

       Net cash used in investing activities............................        (522)      (3,374)      (1,219)
                                                                           ---------    ---------    ---------


INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS........................         326         (302)        (271)

CASH AND CASH EQUIVALENTS, beginning of year............................         350          652          923
                                                                           ---------    ---------    ---------

CASH AND CASH EQUIVALENTS, end of year..................................        $676         $350         $652
                                                                           =========    =========    =========


See notes to consolidated financial statements.

COMCAST HOLDINGS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(Dollars in millions)


                                                                                            Accumulated Other
                                                                                              Comprehensive
                                                                                              Income (Loss)
                                                                                           -------------------
                                                        Common Stock                       Retained     Unreal-
                                         Series B  -------------------------                Earnings     ized  Cumulative
                                         Preferred          Class A           Additional  (Accumulated   Gains Translation
                                          Stock   Class A   Special   Class B   Capital      Deficit)  (Losses) Adjustments   Total
                                         ------------------------------------------------------------------------------------------
BALANCE, JANUARY 1, 2000 ................   $570     $26     $716        $9     $3,527      ($620)      $6,120       ($7)  $10,341
Comprehensive loss:
   Net income............................                                                   2,021
   Unrealized losses on marketable
     securities, net of deferred
     taxes of $2,789.....................                                                               (5,180)
   Reclassification adjustments for
     gains included in net income,
     net of deferred taxes of $266                                                                        (494)
   Cumulative translation adjustments....                                                                             (6)
Total comprehensive loss.................                                                                                   (3,659)
   Acquisitions..........................                     156                7,585                                       7,741
   Stock compensation plans..............                       3                   54        (28)                              29
   Retirement of common stock............             (3)      (6)                 (42)      (274)                            (325)
   Conversion of Series B preferred......   (533)              38                  495
   Series B preferred dividends..........     23                                   (23)
   Share exchange........................             (1)       1                   44        (44)
   Temporary equity related to put
     options ............................                                          (41)                                        (41)
                                            -----  -----   ------     -----    -------     ------       ------    ------   -------

BALANCE, DECEMBER 31, 2000...............     60      22      908         9     11,599      1,055          446       (13)   14,086
Comprehensive income:
   Net income............................                                                     609
   Unrealized gains on marketable
     securities, net of deferred
     taxes of $114.......................                                                                  212
   Reclassification adjustments for
     gains included in net income, net
     of deferred taxes of $264 ..........                                                                 (491)
   Unrealized losses on effective
     portion of cash flow hedges, net
     of deferred taxes of $0.3                                                                              (1)
   Cumulative translation adjustments....                                                                             (9)
Total comprehensive income...............                                                                                      320
   Stock compensation plans..............                       3                   52        (16)                              39
   Retirement of common stock............                      (1)                 (10)       (16)                             (27)
   Conversion of Series B preferred......    (60)               4                   56
   Temporary equity related to put
     options ............................                                           55                                          55
                                            -----  -----   ------     -----    -------     ------       ------    ------   -------

BALANCE, DECEMBER 31, 2001...............             22      914         9     11,752      1,632          166       (22)   14,473
Comprehensive loss:
   Net loss..............................                                                     (20)
   Unrealized losses on marketable
     securities, net of deferred
     taxes of $165.......................                                                                 (307)
   Reclassification adjustments for
     losses included in net loss, net
     of deferred taxes of $92 ...........                                                                  169
   Unrealized losses on effective
     portion of cash flow hedges,
     net of deferred taxes of $0.3.......                                                                  (1)
   Cumulative translation adjustments....
Total comprehensive loss.................                                                                                     (159)
   Stock compensation plans..............                       2                   48        (17)                              33
   Employee stock purchase plan..........                                           10                                          10
   Net capital contribution from parent..                                            8                                           8
                                            -----  -----   ------     -----    -------     ------       ------    ------   -------

BALANCE, DECEMBER 31, 2002...............   $        $22     $916        $9    $11,818     $1,595          $27      ($22)  $14,365
                                            =====  =====   ======     =====    =======     ======       ======    ======   =======



See notes to consolidated financial statements.

COMCAST HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000


1.   ORGANIZATION AND BUSINESS

     On  November  18,  2002,   Comcast   Corporation   (formerly  AT&T  Comcast
     Corporation) ("Comcast") consummated the acquisition of AT&T Corp.'s ("AT&T") broadband business (the "Broadband acquisition"). In connection with the closing of the Broadband acquisition, shareholders of Comcast Holdings Corporation (formerly Comcast Corporation) and its subsidiaries (the "Company") received shares of Comcast Class A common stock, Class A Special common stock and Class B common stock in exchange for shares of the Company's Class A common stock, Class A Special common stock and Class B common stock, respectively, based on an exchange ratio of 1 to 1. Comcast also issued stock options to purchase shares of Comcast common stock in exchange for all of the Company's outstanding stock options, based on an exchange ratio of 1 to 1. As a result of Comcast's acquisition of Broadband, the Company is now an indirect, wholly owned subsidiary of Comcast. On November 18, 2002, Comcast changed its name from AT&T Comcast Corporation to Comcast Corporation and the Company changed its name from Comcast Corporation to Comcast Holdings Corporation.

     The Company is involved in three principal lines of business: cable, commerce and content. The Company's cable business is principally involved in the development, management and operation of broadband communications networks in the United States. The Company's consolidated cable operations served approximately 8.5 million subscribers and passed approximately 14.2 million homes as of December 31, 2002.

     The Company conducts its commerce business through its consolidated subsidiary, QVC, Inc. ("QVC"). QVC, an electronic retailer, markets a wide variety of products directly to consumers primarily on merchandise-focused television programs. QVC was available, on a full and part-time basis, to approximately 85.9 million homes in the US, approximately 11.4 million homes in the United Kingdom ("UK"), approximately 25.8 million homes in Germany and approximately 8.4 million homes in Japan as of December 31, 2002.

     The Company's content business is provided through the Company's consolidated subsidiaries, including Comcast Spectacor, E! Entertainment Television, Inc. ("E! Entertainment"), The Golf Channel ("TGC"), Outdoor Life Network ("OLN") and G4 Media, LLC ("G4"), and through other programming investments (see Note 4). The Company's content business also includes the Company's three 24-hour regional sports programming networks, Comcast SportsNet ("CSN"), Comcast SportsNet Mid-Atlantic ("CSN Mid-Atlantic") and Cable Sports Southeast ("CSS"). The Company's regional sports programming networks are included in the Company's cable segment as they derive a substantial portion of their revenues from the Company's cable operations and are managed by cable segment management.

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

     Variable Interest Entities
     The Company accounts for its interests in variable interest entities in accordance with Financial Accounting Standards Board ("FASB") Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). The Company consolidates all variable interest entities for which it is the primary beneficiary and for which the entities do not effectively disperse risks among parties involved. Variable interest entities that effectively disperse risks are not consolidated unless the Company holds an interest or combination of interests that effectively recombines risks

COMCAST HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000 (Continued)


     that were previously dispersed. The Company adopted the initial recognition and measurement provisions of FIN 46 effective January 1, 2002, as permitted by the Interpretation. The adoption of FIN 46 had no impact on the Company's financial condition or results of operations.

     Management's Use of Estimates
     The Company prepares its financial statements in conformity with accounting principles generally accepted in the United States which require management to make estimates and assumptions that affect the reported amounts and disclosures. Actual results could differ from those estimates. Estimates are used when accounting for certain items such as sales returns and allowances, allowances for doubtful accounts, reserves for inventory obsolescence, investments and derivative financial instruments, depreciation and amortization, asset impairment, non-monetary transactions, certain acquisition-related liabilities, pensions and other postretirement benefits, income taxes and contingencies.

     Fair Values
     The Company has determined the estimated fair value amounts presented in these consolidated financial statements using available market information and appropriate methodologies. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. The estimates presented in these consolidated financial statements are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. The Company based these fair value estimates on pertinent information available to management as of December 31, 2002 and 2001. The Company has not comprehensively updated these fair value estimates for purposes of these consolidated financial statements since such dates.

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

     Investments in entities in which the Company has the ability to exercise significant influence over the operating and financial policies of the investee are accounted for under the equity method. Equity method investments are recorded at original cost and adjusted periodically to recognize the Company's proportionate share of the investees' net income or losses after the date of investment, additional contributions made and dividends received, and impairment losses resulting from adjustments to net realizable value. Prior to the adoption of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142") on January 1, 2002, the goodwill resulting from differences between the Company's recorded investments and its proportionate interests in the book value of the investees' net assets were amortized to equity in net income or loss, primarily over a period of 20 years. Subsequent to the adoption of SFAS No. 142, the Company no longer amortizes such equity method goodwill (see Note 6).

     Unrestricted publicly traded investments are classified as available for sale or trading securities and recorded at their fair value. Unrealized gains or losses resulting from changes in fair value between measurement dates for available for sale securities are recorded as a component of other comprehensive income (loss). Unrealized gains or losses resulting from changes in fair value between measurement dates for trading securities are recorded as a component of investment income (expense). Cash flows from all trading securities are classified as cash flows from operating

COMCAST HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000 (Continued)


     activities while cash flows from all other investment securities are classified as cash flows from investing activities in the Company's statement of cash flows.

     Restricted publicly traded investments and investments in privately held companies are stated at cost, adjusted for any known diminution in value (see Note 5).

     Property and Equipment
     The Company records property and equipment at cost. Depreciation is provided by the straight-line method over estimated useful lives as follows:

               Buildings and improvements.........................2-40 years
               Operating facilities...............................2-12 years
               Other equipment....................................2-15 years

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

     Intangible Assets
     Cable franchise rights represent the value attributed to agreements with local authorities that allow access to homes in cable service areas acquired in connection with a business combination. The Company capitalizes these contractual rights. Prior to the adoption of SFAS No. 142 on January 1, 2002, the Company amortized them over periods related to the term of the related franchise agreements. Subsequent to the adoption of SFAS No. 142, the Company no longer amortizes cable franchise rights as the Company has determined that they have an indefinite life. Costs incurred by the Company in negotiating and renewing cable franchise agreements are included in other intangible assets and are amortized on a straight-line basis over the term of the franchise renewal period, generally 10 to 15 years.

     Goodwill is the excess of the acquisition cost of an acquired entity over the fair value of the identifiable net assets acquired. Prior to the adoption of SFAS No. 142 on January 1, 2002, the Company amortized goodwill over estimated useful lives ranging principally from 20 to 30 years. Subsequent to the adoption of SFAS No. 142, the Company no longer amortizes goodwill.

     Other intangible assets consist principally of cable and satellite television distribution rights, cable franchise renewal costs, contractual operating rights, computer software, programming costs and rights and non-competition agreements. The Company capitalizes these costs and amortizes them on a straight-line basis over the term of the related agreements or estimated useful life.

     Certain of the Company's content subsidiaries and QVC have entered into multi-year affiliation agreements with various cable and satellite system operators for carriage of their respective programming. The Company capitalizes cable or satellite distribution rights and amortizes them on a straight-line basis over the term of the related distribution agreements of 5 to 15 years. The Company classifies the amortization of distribution fees paid by its content subsidiaries pursuant to Emerging Issues Task Force ("EITF") 01-9, "Accounting for Consideration Given to a Customer (Including a Reseller of the Vendors Products"). Under EITF 01-9, the amortization of such fees is classified as a reduction of revenue unless the content subsidiary receives, or will receive, an identifiable benefit from the cable or satellite system operator separate from the distribution fee, in which case the Company recognizes the fair value of the identified benefit as an operating expense in the period in which it is received. The Company classifies the amortization of distribution fees paid by QVC as amortization expense as the counterparties to QVC's

COMCAST HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000 (Continued)


     distribution agreements do not make revenue payments to QVC. Amortization expense includes $23 million, $24 million and $28 million for 2002, 2001 and 2000, respectively, related to QVC distribution fees.

     See Note 6 for additional information related to goodwill and intangible assets.

     Valuation of Long-Lived and Indefinite-Lived Assets
     The Company periodically evaluates the recoverability of its long-lived assets, including property and equipment and intangible assets subject to amortization, whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Such evaluations include analyses based on the cash flows generated by the underlying assets, profitability information, including estimated future operating results, trends or other determinants of fair value. If the total of the expected future undiscounted cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and the carrying value of the asset. Unless presented separately, the loss is included as a component of either depreciation expense or amortization expense, as appropriate.

     The Company evaluates the recoverability of its goodwill and indefinite life intangible assets annually or more frequently whenever events or changes in circumstances indicate that the asset might be impaired. The Company performs an impairment assessment of its goodwill one level below the segment level for its businesses, except for its cable business. In its cable business, components with similar economic characteristics are aggregated into one reporting unit at the cable segment level. The Company performs an impairment assessment of its cable franchise rights at the cable segment level based on how the Company operates its cable operations.

     The Company estimates the fair value of its cable franchise rights primarily based on a multiple of operating income before depreciation and amortization ("EBITDA") generated by the underlying assets. The EBITDA multiple used in the Company's evaluation is determined based on the
     Company's analyses of current market transactions, profitability information, including estimated future operating results, trends or other determinants of fair value. The Company also considers other valuation methods such as discounted cash flow analyses. If the value of the Company's cable franchise rights determined by these evaluations is less than its carrying amount, an impairment charge would be recognized for the difference between the estimated fair value and the carrying value of the assets.

     Foreign Currency Translation
     The Company translates assets and liabilities of its foreign subsidiaries, where the functional currency is the local currency, into US dollars at the December 31 exchange rate and records the related translation adjustments as a component of other comprehensive income (loss). The Company translates revenues and expenses using average exchange rates prevailing during the year. Foreign currency transaction gains and losses are included in other income.

     Revenue Recognition
     The Company recognizes video, high-speed Internet, and phone revenues as service is provided. The Company manages credit risk by disconnecting services to customers who are delinquent. The Company recognizes advertising sales revenue at estimated realizable values when the advertising is aired. Installation revenues obtained from the connection of subscribers to the broadband communications network are less than related direct selling costs. Therefore, such revenues are recognized as connections are completed. Revenues derived from other sources are recognized when services are provided or events occur. Under the terms of its franchise agreements, the Company is generally required to pay up to 5% of its gross revenues derived from providing cable services to the local franchising authority. The Company normally passes these fees through to its cable subscribers. The Company classifies fees collected from cable subscribers as a component of service revenues pursuant to EITF 01-14, "Income Statement Characterization of Reimbursements Received for 'Out-of-Pocket' Expenses Incurred."

     The Company recognizes net sales from electronic retailing at the time of shipment to customers. The Company classifies all amounts billed to a customer for shipping and handling within net sales from electronic retailing. The

COMCAST HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000 (Continued)


     Company's policy is to allow customers to return merchandise for up to thirty days after date of shipment. An allowance for returned merchandise is provided as a percentage of sales based on historical experience.

     The Company's content businesses recognize affiliate fees from cable and satellite system operators as programming is provided. Advertising revenue is recognized in the period in which commercial announcements or programs are telecast in accordance with the broadcast calendar. In certain instances, the Company's content businesses guarantee viewer ratings for their programming. A liability for deferred revenue is provided for estimated shortfalls, which are primarily settled by providing additional advertising time.

     Programming Costs
     The Company's cable subsidiaries have received or may receive distribution fees from programming networks for carriage of their programming. The
     Company reflects the deferred portion of these fees within noncurrent liabilities and recognizes the fees as a reduction of programming costs (which are included in operating expenses) over the term of the programming contract.

     Stock-Based Compensation
     The Company accounts for stock-based compensation in accordance with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations, as permitted by SFAS No. 123, "Accounting for Stock-Based Compensation," as amended. Compensation expense for stock options is measured as the excess, if any, of the quoted market price of the stock at the date of the grant over the amount an employee must pay to acquire the stock. The Company records compensation expense for restricted stock awards based on the quoted market price of the stock at the date of the grant and the vesting period. The Company records compensation expense for stock appreciation rights based on the changes in quoted market prices of the stock or other determinants of fair value at the end of the year (see Notes 3 and 8).

     The following table illustrates the effect on net income (loss) if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation (dollars in millions, except per share data):


                                                                             Year Ended December 31,
                                                                         2002          2001          2000
                                                                      ----------    ----------    ----------
     Net income (loss), as reported..................................       ($20)         $609        $2,021

     Deduct: Total stock-based compensation
          expense determined under fair value based method
          for all awards, net of related tax effects.................       (143)         (127)         (103)
                                                                      ----------    ----------    ----------

     Pro forma, net income (loss)....................................      ($163)         $482        $1,918
                                                                      ==========    ==========    ==========


     Total stock-based compensation expense was determined under the fair value method for all awards assuming accelerated vesting of the stock options as permitted under SFAS No. 123. Had the Company applied the fair value recognition provisions of SFAS No. 123 assuming straight-line rather than accelerated vesting of its stock options, total stock-based compensation expense, net of related tax effects, would have been $114 million, $89 million, and $67 million for 2002, 2001 and 2000, respectively.

     The weighted-average fair value at date of grant of a Class A common stock option granted under Comcast's option plans during 2002 was $10.73. The weighted-average fair value at date of grant of a Class A Special common stock option granted under the option plans during 2002, 2001 and 2000 was $14.93, $19.07 and $21.20, respectively.

COMCAST HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000 (Continued)


     The fair value of each option granted during 2002, 2001 and 2000 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:


                                                                Year Ended December 31,

                                                       2002                       2001               2000
                                         ---------------------------------  -----------------  ----------------
                                             Class A      Class A Special    Class A Special   Class A Special
                                          Common Stock      Common Stock      Common Stock       Common Stock
                                         ---------------  ----------------  -----------------  ----------------
     Dividend yield.....................          0%              0%                 0%                 0%
     Expected volatility................       29.3%           29.6%              35.7%              35.8%
     Risk-free interest rate............        4.0%            5.1%               5.1%               6.3%
     Expected option lives (in years)...        8.0             8.0                8.0                8.0
     Forfeiture rate....................        3.0%            3.0%               3.0%               3.0%

    The pro forma effect on net income (loss) for the years ended December 31, 2002, 2001 and 2000 by applying SFAS No. 123 may not be indicative of the pro forma effect on net income or loss in future years since SFAS No. 123 does not take into consideration pro forma compensation expense related to awards made prior to January 1, 1995 and since additional awards in future years are anticipated.

    Postretirement and Postemployment Benefits
    The Company charges to operations the estimated costs of retiree benefits and benefits for former or inactive employees, after employment but before retirement, during the years the employees provide services.

    Investment Income (Expense)
    Investment income (expense) includes interest income, dividend income and gains, net of losses, on the sales and exchanges of marketable securities and long-term investments. The Company recognizes gross realized gains and losses using the specific identification method. Investment income (expense) also includes unrealized gains or losses on trading securities, mark to market adjustments on derivatives and hedged items, and impairment losses resulting from adjustments to the net realizable value of certain of the Company's investments (see Note 5).

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

    Derivative Financial Instruments
    The Company uses derivative financial instruments for a number of purposes. The Company manages its exposure to fluctuations in interest rates by entering into interest rate exchange agreements ("Swaps"), interest rate lock agreements ("Rate Locks"), interest rate cap agreements ("Caps") and interest rate collar agreements ("Collars"). The Company managed the cost of its share repurchases through the sale of equity put option contracts ("Comcast Put Options"). The Company manages its exposure to fluctuations in the value of certain of its investments by entering into equity collar agreements ("Equity Collars") and equity put option agreements ("Equity Put Options"). The Company makes investments in businesses, to some degree, through the purchase of equity call option or call warrant agreements ("Equity Warrants"). The Company has issued indexed debt instruments and entered into prepaid forward sale agreements ("Prepaid Forward Sales") whose value, in part, is derived from the market value of Sprint PCS common stock, and has also sold call options on certain of its investments in equity securities in order to monetize a portion of those investments.

COMCAST HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000 (Continued)


    Prior to the adoption on January 1, 2001 of SFAS No. 133, "Accounting for Derivatives and Hedging Activities," as amended ("SFAS No. 133"), Swaps, Caps and Collars were matched with either fixed or variable rate debt and periodic cash payments were accrued on a settlement basis as an adjustment to interest expense. Any premiums associated with these instruments were amortized over their term and realized gains or losses as a result of the termination of the instruments were deferred and amortized over the remaining term of the underlying debt. Unrealized gains and losses as a result of these instruments were recognized when the underlying hedged item was extinguished or otherwise terminated. Equity Collars, Equity Put Options and Equity Warrants were marked to market on a current basis with the result included in accumulated other comprehensive income (loss) in the Company's consolidated balance sheet.

    On January 1, 2001, the Company adopted SFAS No. 133. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and hedging activities. SFAS No. 133 requires that all derivative instruments, whether designated in hedging relationships or not, be recorded on the balance sheet at their fair values. Upon adoption of SFAS No. 133, the Company recognized as income a cumulative effect of accounting change, net of related income taxes, of $385 million. The increase in income consisted of a $400 million adjustment to record the debt component of indexed debt at a discount from its value at maturity and $192 million principally related to the reclassification of gains previously recognized as a component of accumulated other comprehensive income (loss) on the Company's equity derivative instruments, net of related income taxes of $207 million.

    For derivative instruments designated and effective as fair value hedges, such as the Company's Equity Collars, Equity Put Options and Fixed to Variable Swaps, changes in the fair value of the derivative instrument are substantially offset in the consolidated statement of operations by changes in the fair value of the hedged item. For derivative instruments designated as cash flow hedges, such as the Company's Variable to Fixed Swaps and Rate Locks, the effective portion of any hedge is reported in other comprehensive income (loss) until it is recognized in earnings during the same period in which the hedged item affects earnings. The ineffective portion of all hedges is recognized in current earnings each period. Changes in the fair value of derivative instruments that are not designated as a hedge are recorded each period in current earnings.

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

    Subsequent to the adoption of SFAS No. 133, Equity Warrants and undesignated Equity Collars are marked to market on a current basis with the result included in investment income (expense) in the Company's consolidated statement of operations.

    Subsequent to the adoption of SFAS No. 133, derivative instruments embedded in other contracts, such as the Company's indexed debt instruments and Prepaid Forward Sale, are bifurcated into their host and derivative financial instrument components. The derivative component is recorded at its estimated fair value in the Company's consolidated balance sheet with changes in estimated fair value recorded in investment income (expense).

    Proceeds from sales of Comcast Put Options were recorded in stockholders' equity and an amount equal to the redemption price of the common stock was reclassified from permanent equity to temporary equity. Subsequent changes in the market value of Comcast Put Options were not recorded.

    The Company periodically examines those instruments that have been entered into by the Company to hedge exposure to interest rate and equity price risks to ensure that the instruments are matched with underlying assets or liabilities, reduce the Company's risks relating to interest rates or equity prices and, through market value and

COMCAST HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000 (Continued)


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

    Reclassifications
    Certain reclassifications have been made to the prior years' consolidated financial statements to conform to those classifications used in 2002.

3.  RECENT ACCOUNTING PRONOUNCEMENTS

    SFAS No. 143
    SFAS No. 143, "Accounting for Asset Retirement Obligations," addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The Company adopted SFAS No. 143 on January 1, 2003. The adoption of SFAS No. 143 will not have a material impact on the Company's financial condition or results of operations.

    SFAS No. 148
    The FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," in December 2002. SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 to require disclosure about the effects on reported net income of an entity's stock-based employee compensation in interim financial statements. SFAS No. 148 is effective for fiscal years beginning after December 31, 2002. The Company adopted SFAS No. 148 on January 1, 2003. The Company did not change to the fair value based method of accounting for stock-based employee compensation. Accordingly, the adoption of SFAS No. 148 would only affect the Company's financial condition or results of operations if Comcast elects to change to the fair value method specified in SFAS No. 123. The adoption of SFAS No. 148 will, however, require the Company to disclose the effects of its stock-based employee compensation in interim financial statements beginning with the first quarter of 2003.

COMCAST HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000 (Continued)


     FIN 45
     In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 expands on the accounting guidance of SFAS No.'s 5, 57, and 107 and supercedes FIN 34. FIN 45 clarifies that a guarantor is required to disclose in its interim and annual financial statements its obligations under certain guarantees that it has issued, including the nature and terms of the guarantee, the maximum potential amount of future payments under the guarantee, the carrying amount, if any, for the guarantor's obligations under the guarantee, and the nature and extent of any recourse provisions or available collateral that would enable the guarantor to recover the amounts paid under the guarantee. FIN 45 also clarifies that, for certain guarantees, a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. FIN 45 does not prescribe a specific approach for subsequently measuring the guarantor's recognized liability over the term of the related guarantee. The initial recognition and initial measurement provisions of FIN 45 apply on a prospective basis to certain guarantees issued or modified after December 31, 2002. The disclosure requirements in FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company adopted the disclosure provisions of FIN 45 in the fourth quarter of 2002 and adopted the initial recognition and measurement provisions of FIN 45 on January 1, 2003, as required by the Interpretation (see Note 11). The impact of the adoption of FIN 45 will depend on the nature and terms of guarantees entered into or modified by the Company in the future.

4.   ACQUISITIONS AND OTHER SIGNIFICANT EVENTS

     In 2002, the Company had no significant acquisitions.

     In 2001, the Company acquired the regional sports programming network Home Team Sports ("HTS") from Viacom, Inc. ("Viacom") and Affiliated Regional Communications, Ltd. ("ARC"), various cable systems serving an aggregate of 697,000 subscribers from AT&T, and additional interests in programming networks TGC and OLN from Fox Entertainment Group, Inc. ("Fox Entertainment"). Upon closing of the OLN acquisition, the Company exchanged its 14.5% interest in the Speedvision Network ("SVN"), together with a previously made loan, for Fox Entertainment's interest in OLN and recorded to other income a pre-tax gain of $107 million, representing the difference between the estimated fair value of the Company's interest in SVN as of the closing date of the transaction and the Company's cost basis in SVN. In 2001, the Company also completed its cable systems exchange with Adelphia Communications Corporation ("Adelphia"). The Company recorded to other income a pre-tax gain of $1.199 billion, representing the difference between the estimated fair value of $1.799 billion as of the closing date of the transaction and the Company's cost basis in the systems exchanged.

     In 2000, the Company acquired cable operations consisting of Lenfest Communications, Inc. ("Lenfest"), including Lenfest's 50% interest in Comcast Cablevision of Garden State, L.P. ("Garden State Cable"), from AT&T and the other Lenfest stockholders, the minority interest in Comcast MHCP Holdings, L.L.C. ("Comcast MHCP") from the California Public Employees Retirement System ("CalPERS"), the minority interest in Jones Intercable, Inc. ("Jones Intercable") from the Jones Intercable shareholders, and Prime Communications LLC ("Prime") from Prime's shareholders. In 2000, the Company also completed its cable systems exchange with AT&T. The Company recorded to other income a pre-tax gain of $1.711 billion, representing the difference between the estimated fair value of $2.840 billion as of the closing date of the transaction and the Company's cost basis in the systems exchanged.

COMCAST HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000 (Continued)


     The acquisitions completed by the Company during 2001 and 2000 were accounted for under the purchase method of accounting. As such, the Company's results include the operating results of the acquired businesses from the dates of acquisition. A summary of the Company's acquisitions and cable systems exchanges for 2001 and 2000 is as follows (dollars in millions):


                               % Interest
    Acquisition/Exchange        Acquired        Date             Seller                 Consideration            Value
----------------------------- ------------ --------------- ------------------- -------------------------------- --------
2001

OLN                              83.2%     October 30      Fox Entertainment   Cash and 14.5% interest in SVN       $512

AT&T Cable System                 100%     June 30         AT&T                Cash                                 $519

TGC                              30.8%     June 8          Fox Entertainment   Cash                                 $365

AT&T Cable Systems                100%     April 30        AT&T                63.9 million shares of AT&T        $1,423
                                                                               common stock

HTS                               100%     February 14     Viacom and ARC      Cable distribution of                $240
                                                                               programming

Adelphia Exchange                 100%     January 1       Adelphia            Cable systems                      $1,799

2000

AT&T Exchange                     100%     December 31     AT&T                Cable systems                      $2,840

Prime                             100%     August 1        Shareholders        Converted loans, cash and          $1,525
                                                                               assumed debt

Jones Intercable                 60.4%     March 2         Shareholders        35.6 million shares of Comcast     $1,727
                                                                               Holdings common stock

Comcast MHCP                      45%      February 10     CalPERS             Cash                                 $750

Lenfest and                       100%     January 18      AT&T and            120.1 million shares of Comcast    $7,340
Garden State Cable                50%                      shareholders        Holdings common stock and
                                                                               assumed debt

     The Company's cable systems exchanges with Adelphia and AT&T, and certain of the Company's acquisitions did not result in cash payments but affected recognized assets and liabilities (see Note 10).

COMCAST HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000 (Continued)


     Unaudited Pro Forma Information
     The following unaudited pro forma information has been presented as if the acquisitions and cable systems exchange made by the Company in 2001 each occurred on January 1, 2000 and the acquisitions and cable systems exchange made by the Company in 2000 each occurred on January 1, 1999. This information is based on historical results of operations, adjusted for acquisition costs, and, in the opinion of management, is not necessarily indicative of what the results would have been had the Company operated the entities acquired since such dates.


                                                                             (Amounts in millions)
                                                                            Year Ended December 31,
                                                                             2001             2000
                                                                          ----------        ---------
     Revenues...........................................................     $10,089           $9,151
     Income before cumulative effect of accounting change...............        $149           $1,629
     Net income.........................................................        $534           $1,629

     Other Income
     In August 2000, the Company obtained the right to exchange its At Home Corporation ("At Home") Series A Common Stock with AT&T and waived certain of its At Home Board level and shareholder rights under a stockholders agreement (the "Share Exchange Agreement"- see Note 5). The Company also agreed to cause its existing appointee to the At Home Board of Directors to resign. In connection with the transaction, the Company recorded to other income a pre-tax gain of $1.045 billion, representing the estimated fair value of the investment as of the closing date.

     In August 2000, the Company exchanged all of the capital stock of a wholly owned subsidiary which held certain wireless licenses for approximately 3.2 million shares of AT&T common stock. In connection with the exchange, the Company recorded to other income a pre-tax gain of $98 million, representing the difference between the fair value of the AT&T shares received of $100 million and the Company's cost basis in the subsidiary.

5.   INVESTMENTS

                                                                                     December 31,
                                                                               2002                2001
                                                                            -----------         -----------
                                                                                 (Dollars in millions)
                                                                                                -----------
     Fair value method
          AT&T Corp....................................................            $287              $1,515
          Sprint Corp. PCS Group.......................................             369               2,109
          Other........................................................              74                 136
                                                                            -----------         -----------
                                                                                    730               3,760

     Equity method.....................................................             317                 387
     Cost method.......................................................             105                 155
                                                                            -----------         -----------
          Total investments............................................           1,152               4,302

     Less, current investments.........................................             525               2,623
                                                                            -----------         -----------
     Non-current investments...........................................            $627              $1,679
                                                                            ===========         ===========

     Fair Value Method
     The Company holds unrestricted equity investments in certain publicly traded companies, which it accounts for as available for sale or trading securities. The net unrealized pre-tax gains on investments accounted for as available for sale securities as of December 31, 2002 and 2001 of $70 million and $280 million, respectively, have been

COMCAST HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000 (Continued)


     reported in the Company's consolidated balance sheet principally as a component of other comprehensive income (loss), net of related deferred income taxes of $25 million and $95 million, respectively.

     The cost, fair value and gross unrealized gains and losses related to the Company's available for sale securities are as follows:


                                                                                     December 31,
                                                                               2002                2001
                                                                            -----------         -----------
                                                                                 (Dollars in millions)
     Cost.............................................................             $269              $1,355
     Gross unrealized gains...........................................               71                 283
     Gross unrealized losses..........................................               (1)                 (3)
                                                                            -----------         -----------

     Fair value.......................................................             $339              $1,635
                                                                            ===========         ===========

     Equity Method
     The Company's recorded investments exceed its proportionate interests in the book value of the investees' net assets by $149 million as of December 31, 2002 (principally related to the Company's investment in Susquehanna Cable). As a result of the adoption of SFAS No. 142, the Company does not amortize the goodwill resulting from this excess but rather will continue to test such excess for impairment in accordance with APB Opinion 18, "The Equity Method of Accounting for Investments in Common Stock."

     Equity in net losses of affiliates for the year ended December 31, 2002 includes impairment losses of $53 million, related principally to other than temporary declines in the Company's investments in and advances to certain of the Company's equity method investees.

     The Company does not have any additional significant contractual commitments with respect to any of its investments. However, to the extent the Company does not fund its investees' capital calls, it exposes itself to dilution of its ownership interests.

     Investment Income (Expense)
     Investment income (expense) includes the following (in millions):


                                                                              Year Ended December 31,
                                                                           2002        2001        2000
                                                                         ---------   ---------   ---------
Interest and dividend income...........................................        $45         $77        $171
(Losses) gains on sales and exchanges of investments, net..............        (48)        485         887
Investment impairment losses...........................................       (247)       (972)        (74)
Reclassification of unrealized gains...................................                  1,330
Unrealized (loss) gain on trading securities...........................     (1,446)        285
Mark to market adjustments on derivatives related to trading
     securities........................................................      1,182        (185)
Mark to market adjustments on derivatives and hedged items.............       (144)         42
                                                                         ---------   ---------   ---------
     Investment income (expense).......................................      ($658)     $1,062        $984
                                                                         =========   =========   =========

     The investment impairment losses for the years ended December 31, 2002 and 2001 relate principally to other than temporary declines in the Company's investment in AT&T.

COMCAST HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000 (Continued)


     During the year ended December 31, 2001, the Company wrote-off its investment in At Home common stock based upon a decline in the investment that was considered other than temporary. In connection with the realization of this impairment loss, the Company reclassified to investment income (expense) the accumulated unrealized gain of $238 million on the Company's investment in At Home common stock which was previously recorded as a component of accumulated other comprehensive income (loss). The Company recorded this accumulated unrealized gain prior to the Company's designation of its right under the Share Exchange Agreement as a hedge of the Company's investment in the At Home common stock (see Note 4 - Other Income).

     In June 2001, the Company and AT&T entered into an Amended and Restated Share Issuance Agreement (the "Share Issuance Agreement"). AT&T issued to the Company approximately 80.3 million unregistered shares of AT&T common stock and the Company agreed to settle its right under the Share Exchange Agreement (see Note 4 - Other Income) to exchange an aggregate 31.2 million At Home shares and warrants held by the Company for shares of AT&T common stock. Under the terms of the Share Issuance Agreement, the Company retained the At Home shares and warrants held by it. The Company recorded to investment income (expense) a pre-tax gain of $296 million, representing the fair value of the increased consideration received by the Company to settle its right under the Share Exchange Agreement.

     In August 2001, the Company entered into a ten year Prepaid Forward Sale of
     4.0 million shares of Sprint PCS common stock held by the Company with a fair value of approximately $98 million and the Company received $78 million in cash. At maturity, the counterparty is entitled to receive between 2.5 million and 4.0 million shares of Sprint PCS common stock, or an equivalent amount of cash at the Company's option, based upon the market value of Sprint PCS common stock at that time. The Company split the Prepaid Forward Sale into its liability and derivative components and recorded both components of the Prepaid Forward Sale obligation in other long-term liabilities. The Company records the change in the fair value of the derivative component and the accretion of the liability component to investment income (expense).

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

6.   GOODWILL AND INTANGIBLE ASSETS

     The changes in the  carrying  amount of goodwill by business  segment  (see
     Note 12) for the periods presented are as follows (in millions):


                                                                                      Corporate
                                                         Cable          Commerce      and Other            Total
                                                      ------------    ------------   ------------   ------------
     Balance, December 31, 2001......................       $4,688            $835           $766         $6,289
     Purchase price allocation adjustments...........            5                            152            157
                                                      ------------    ------------   ------------   ------------
     Balance, December 31, 2002......................       $4,693            $835           $918         $6,446
                                                      ============    ============   ============   ============

     During 2002, the Company recorded the final purchase price allocation related to the Company's acquisition of OLN, which resulted in an increase in goodwill and a corresponding decrease in cable and satellite television distribution rights. In addition, during 2002, the Company recorded the final purchase price allocation related to certain of its cable system acquisitions, which resulted in an increase in goodwill and a corresponding decrease in franchise rights.

COMCAST HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000 (Continued)


     The gross carrying amount and accumulated amortization of the Company's intangible assets subject to amortization for the periods presented are as follows (in millions):


                                              As of December 31, 2002            As of December 31, 2001
                                          --------------------------------   -------------------------------
                                              Gross                              Gross
                                            Carrying         Accumulated       Carrying       Accumulated
                                             Amount         Amortization        Amount        Amortization
                                          -------------    ---------------   -------------  ----------------
Cable and satellite television
     distribution rights.................        $1,529             ($491)          $1,588           ($316)

Cable franchise renewal costs and
     contractual operating rights........           314              (100)             267             (70)

Computer software........................           138               (53)             125             (45)

Programming costs and rights.............           194              (144)             162            (117)

Non-competition agreements and other.....           281              (187)             210            (117)
                                          -------------    --------------    -------------  --------------
                                                 $2,456             ($975)          $2,352           ($665)
                                          =============    ==============    =============  ==============

COMCAST HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000 (Continued)


     As of December 31, 2002, the weighted average amortization period for the Company's intangible assets subject to amortization is 8.7 years and estimated related amortization expense for each of the five years ended December 31 is as follows (in millions):


               2003.............................        $231
               2004.............................        $212
               2005.............................        $191
               2006.............................        $161
               2007.............................        $111

     The following pro forma financial information for 2002, 2001 and 2000 is presented as if SFAS No. 142 was adopted as of January 1, 2000 (amounts in millions, except per share data):


                                                                         Years Ended December 31,
                                                                   2002            2001            2000
                                                                -----------     ----------     ------------
Net Income (Loss)
   As reported.........................................                ($20)          $609           $2,021
     Amortization of goodwill..........................                                335              304
     Amortization of equity method goodwill............                                 15               15
     Amortization of franchise rights..................                              1,083              858
                                                                -----------     ----------     ------------
   As adjusted.........................................                ($20)        $2,042           $3,198
                                                                ===========     ==========     ============

   Income (loss) before cumulative effect of
     accounting change, as adjusted....................                ($20)        $1,657           $3,198
                                                                ===========     ==========     ============

7. LONG-TERM DEBT

                                                                                            December 31,
                                                                                         2002          2001
                                                                                      ----------    ----------
                                                                                           (in millions)
     Commercial Paper.............................................................        $                397
     Notes payable to banks due in installments through 2009......................           837         1,223
     6.20% - 6-7/8% Senior notes, due 2006-2011...................................         3,053         3,054
     7-1/8% - 7-5/8% Senior notes, due 2008-2013..................................         1,105         1,103
     8-1/8% - 8-7/8% Senior notes, due 2004-2027..................................         2,653         2,660
     9-5/8% Senior notes, due 2002................................................                         200
     8-1/4% - 10-5/8% Senior subordinated debentures, due 2006-2012...............           521           521
     Zero Coupon Convertible Debentures, due 2020.................................            86         1,096
     ZONES at principal amount, due 2029..........................................           699         1,613
     Other, including capital lease obligations...................................           326           335
                                                                                      ----------    ----------
                                                                                           9,280        12,202
     Less current portion.........................................................            23           460
                                                                                      ----------    ----------
                                                                                           9,257       $11,742
                                                                                      ==========    ==========


COMCAST HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000 (Continued)


     Maturities of long-term debt outstanding as of December 31, 2002 for the four years after 2003 are as follows (in millions):

                        2004...............................         $324
                        2005...............................       $1,544
                        2006...............................         $650
                        2007...............................         $988

     The Cross-Guarantee Structure
     To simplify Comcast's capital structure, effective with the acquisition of Broadband, Comcast and four of its cable holding company subsidiaries, including our wholly owned subsidiary Comcast Cable Communications, Inc. ("Comcast Cable"), fully and unconditionally guaranteed each other's debt securities (the "Cross-Guarantee Structure"). Comcast Holdings is not a guarantor, and none of its debt is guaranteed. As of December 31, 2002, $24.729 billion of Comcast's debt securities were entitled to the benefits of the Cross-Guarantee Structure, including $7.897 billion of Comcast Cable's debt securities.

     Comcast MO of Delaware, Inc. (formerly, MediaOne of Delaware, Inc. and Continental Cablevision, Inc.) was not originally a part of the
     Cross-Guarantee Structure. On March 12, 2003, Comcast announced the successful completion of a bondholder consent solicitation related to Comcast MO of Delaware, Inc.'s $1.7 billion aggregate principal amount in debt securities to permit it to become part of the Cross-Guarantee Structure.

     Zero Coupon Convertible Debentures
     The Company's Zero Coupon Debentures have a yield to maturity of 1.25%, computed on a semi-annual bond equivalent basis. The Zero Coupon Debentures may be converted, subject to certain restrictions, into shares of Comcast's Class A Special common stock at the option of the holder at a conversion rate of 14.2566 shares per $1,000 principal amount at maturity, representing an initial conversion price of $54.67 per share. The Zero Coupon Debentures are senior unsecured obligations. The Company may redeem for cash, at their accreted value, all or part of the Zero Coupon Debentures on or after December 19, 2005.

     Holders may require the Company to repurchase, at their accreted value, the Zero Coupon Debentures on December 19, 2003, 2005, 2010 and 2015. The Company may choose to pay the repurchase price for 2003 and 2005 repurchases in cash or shares of Comcast's Class A Special common stock or a combination of cash and shares of Comcast's Class A Special common stock. The Company may pay the repurchase price for the 2010 and 2015 repurchases in cash only.

     Holders may surrender the Zero Coupon Debentures for conversion at any time prior to maturity if the closing price of Comcast's Class A Special common stock is greater than 110% of the accreted conversion price for at least 20 trading days of the 30 trading days prior to conversion. During the year ended 2002, the Company repurchased from holders an aggregate of $1.023 billion accreted value of Zero Coupon Debentures for cash. The Company refinanced the redemption primarily with borrowings under its credit facilities.

     Amounts outstanding under the Zero Coupon Debentures are classified as long-term in the Company's consolidated balance sheet as of December 31, 2002 and 2001 as the Company has both the ability and the intent to refinance the Zero Coupon Debentures on a long-term basis with amounts available under the Company's credit facilities in the event holders of the Zero Coupon Debentures exercise their rights to require the Company to repurchase the Zero Coupon Debentures in December 2003.

     ZONES
     At maturity, holders of the Company's 2.0% Exchangeable Subordinated Debentures due 2029 (the "ZONES") are entitled to receive in cash an amount equal to the higher of the principal amount of the ZONES of $1.807 billion or the market value of Sprint PCS Stock. Prior to maturity, each ZONES is exchangeable at the holder's option for

COMCAST HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000 (Continued)


     an amount of cash equal to 95% of the market value of Sprint PCS Stock. As of December 31, 2002, the number of Sprint PCS shares held by the Company exceeded the number of ZONES outstanding.

     Prior to the adoption of SFAS No. 133 on January 1, 2001, the Company accounted for the ZONES as an indexed debt instrument since the maturity value is dependent upon the fair value of Sprint PCS Stock. Therefore, the carrying value of the ZONES was adjusted each balance sheet date to reflect the fair value of the underlying Sprint PCS Stock with the change included in income related to indexed debt in the Company's consolidated statement of operations.

     Upon adoption of SFAS No. 133, the Company split the accounting for the ZONES into derivative and debt components. The Company records the change in the fair value of the derivative component of the ZONES (see Note 5) and the change in the carrying value of the debt component of the ZONES as follows (in millions):


                                                                                 Year Ended
                                                                             December 31, 2002
                                                                            --------------------
Balance at Beginning of Year:
Debt component.............................................................         $  468
Derivative component.......................................................          1,145
                                                                                  --------
Total......................................................................          1,613

Increase in debt component to interest expense.............................             23
Decrease in derivative component to investment income/expense..............           (937)

Balance at End of Year:
Debt component.............................................................            491
Derivative component.......................................................            208
                                                                                  --------
Total......................................................................           $699
                                                                                  ========

     Interest Rates
     Bank debt interest rates vary based upon one or more of the following rates at the option of the Company:

         Prime rate to prime plus .625%;
         Federal Funds rate plus .5% to 1.125%; and LIBOR plus .14% to 1.625%.

     Excluding the derivative component of the ZONES whose changes in fair value are recorded to investment income (expense), the Company's effective weighted average interest rate on its total debt outstanding was 7.07% and 6.31% as of December 31, 2002 and 2001, respectively.

     Interest Rate Risk Management
     The Company is exposed to the market risk of adverse changes in interest rates. To manage the volatility relating to these exposures, the Company's policy is to maintain a mix of fixed and variable rate debt and to enter into various interest rate derivative transactions as described below.

     Using Swaps, the Company agrees to exchange, at specified intervals, the difference between fixed and variable interest amounts calculated by reference to an agreed-upon notional principal amount. Rate Locks are used to hedge the risk that the cash flows related to the interest payments on an anticipated issuance or assumption of fixed rate debt may be adversely affected by interest rate fluctuations. Caps are used to lock in a maximum interest rate should variable rates rise, but enable the Company to otherwise pay lower market rates. Collars limit the Company's exposure to and benefits from interest rate fluctuations on variable rate debt to within a certain range of rates.

COMCAST HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000 (Continued)


     All derivative transactions must comply with a board-approved derivatives policy. In addition to prohibiting the use of derivatives for trading purposes or that increase risk, this policy requires quarterly monitoring of the portfolio, including portfolio valuation, measuring counterparty exposure and performing sensitivity analyses.

     The following table summarizes the terms of the Company's existing Swaps (dollars in millions):


                                     Notional                       Average           Average        Estimated
                                      Amount        Maturities      Pay Rate       Receive Rate     Fair Value
                                   -------------  --------------  ------------   ----------------- -------------
     As of December 31, 2002
     Variable to Fixed Swaps            $72            2003           4.9%             1.6%            ($2)

     As of December 31, 2001
     Variable to Fixed Swaps           $250         2002-2003         4.9%             2.2%            ($6)
     Fixed to Variable Swaps           $950         2004-2008         3.6%             7.5%             $47


     The notional amounts of interest rate instruments, as presented in the above table, are used to measure interest to be paid or received and do not represent the amount of exposure to credit loss. The estimated fair value approximates the proceeds (costs) to settle the outstanding contracts. While Swaps, Rate Locks, Caps and Collars represent an integral part of the Company's interest rate risk management program, their incremental effect on interest expense for the years ended December 31, 2002, 2001 and 2000 was not significant.

     Estimated Fair Value
     The Company's debt had estimated fair values of $9.497 billion and $12.559 billion as of December 31, 2002 and 2001, respectively. The estimated fair value of the Company's publicly traded debt is based on quoted market prices for that debt. Interest rates that are currently available to the Company for issuance of debt with similar terms and remaining maturities are used to estimate fair value for debt issues for which quoted market prices are not available.

     Debt Covenants
     Certain of the Company's subsidiaries' loan agreements contain financial covenants which require that certain ratios and cash flow levels be maintained and contain certain restrictions on dividend payments and advances of funds to the Company. The Company and its subsidiaries were in compliance with all financial covenants for all periods presented.

     As  of  December  31,  2002,   restricted   net  assets  of  the  Company's
     subsidiaries were approximately $1.433 billion.

     Lines and Letters of Credit
     As of December 31, 2002, certain subsidiaries of the Company had unused lines of credit of $3.601 billion under their respective credit facilities.

     As of December 31, 2002, the Company and certain of its subsidiaries had unused irrevocable standby letters of credit totaling $68 million to cover potential fundings under various agreements.

8.   STOCKHOLDERS' EQUITY

     Preferred Stock
     The Company is authorized to issue, in one or more series, up to a maximum of 20 million shares of preferred stock. The shares can be issued with such designations, preferences, qualifications, privileges, limitations, restrictions, options, conversion rights and other special or related rights as the Company's board of directors shall from time to time fix by resolution.

COMCAST HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000 (Continued)


     The Company's Series B Preferred Stock had a 5.25% pay-in-kind annual dividend. Dividends were paid quarterly through the issuance of additional shares of Series B Preferred Stock (the "Additional Shares") and were cumulative from the issuance date (except that dividends on the Additional Shares accrued from the date such Additional Shares were issued). The Series B Preferred Stock, including the Additional Shares, was convertible, at the option of the holder, into approximately 43 million shares of the Company's Class A Special common stock, subject to adjustment in certain limited circumstances, which equaled an initial conversion price of $11.77 per share, increasing as a result of the Additional Shares to $16.96 per share on June 30, 2004. The Series B Preferred Stock was mandatorily redeemable on June 30, 2017, or, at the option of the Company beginning on June 30, 2004 or at the option of the holder on June 30, 2004 or on June 30, 2012. Upon redemption, the Company, at its option, could redeem the Series B Preferred Stock with cash, Class A Special common stock or a combination thereof. The Series B Preferred Stock was generally non-voting. In December 2000, the Company issued approximately 38.3 million shares of its Class A Special common stock to the holder in connection with the holder's election to convert $533 million at redemption value of Series B Preferred Stock. In March 2001, the Company issued approximately 4.2 million shares of its Class A Special common stock to the holder in connection with the holder's election to convert the remaining $60 million at redemption value of Series B Preferred Stock.

     Common Stock
     The Company's Class A Special common stock is generally nonvoting and each share of the Company's Class A common stock is entitled to one vote. Each share of the Company's Class B common stock is entitled to fifteen votes. The Class B common stock is convertible, share for share, into Class A or Class A Special common stock, subject to certain restrictions.

     Board-Authorized Repurchase Programs
     The following table summarizes the Company's repurchases and sales of Comcast Put Options under its Board- authorized share repurchase programs (shares and dollars in millions):

                                                                            Year Ended December 31,
                                                                               2001        2000
                                                                             ---------   ---------
Shares repurchased........................................................           1           9
Aggregate consideration...................................................         $27        $325
Comcast Put Options sold..................................................                       2

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

COMCAST HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000 (Continued)


     The following table summarizes the Company's share activity for the three years ended December 31, 2002:


                                                                                  Common Stock
                                                                 ----------------------------------------------
                                                   Series B
                                                   Preferred                          Class A
                                                     Stock           Class A          Special        Class B
                                                  ------------   ----------------  -------------  -------------
     Balance, January 1, 2000...................       569,640         25,993,380    716,442,482      9,444,375

     Acquisitions...............................                                     155,702,851
     Stock compensation plans...................                             (330)     2,599,151
     Retirement of common stock.................                       (3,106,500)    (6,006,800)
     Conversion of Series B Preferred...........      (533,685)                       38,278,558
     Series B preferred dividends...............        23,495
     Share exchange.............................                       (1,054,300)       998,950
                                                  ------------   ----------------  -------------  -------------

     Balance, December 31, 2000.................        59,450         21,832,250    908,015,192      9,444,375

     Stock compensation plans...................                           (2,828)     2,515,538
     Retirement of common stock.................                                        (808,000)
     Conversion of Series B Preferred...........       (59,450)                        4,208,824
                                                  ------------   ----------------  -------------  -------------

     Balance, December 31, 2001.................                       21,829,422    913,931,554      9,444,375

     Stock compensation plans...................                                       1,803,330
     Retirement of common stock.................                         (238,307)
     Employee Stock Purchase Plan...............                                         463,635
                                                  ------------   ----------------  -------------  -------------

     Balance, December 31, 2002.................                       21,591,115    916,198,519      9,444,375
                                                  ============   ================  =============  =============

    Stock-Based Compensation Plans
    Prior to the Broadband acquisition, the Company and its subsidiaries had several stock-based compensation plans for directors and certain employees designated by the applicable compensation committees of the boards of directors of the Company and its subsidiaries. The Company's subsidiaries' plans remain active as of December 31, 2002. These plans are described below.

    Comcast Option Plans. Through November 18, 2002, the Company sponsored stock option plans for directors and certain employees under which fixed stock options are granted and the option price is generally not less than the fair value of a share of the underlying stock at the date of grant (collectively, the "Comcast Option Plans"). Option terms are generally from five to 10 1/2 years, with options generally becoming exercisable between two and 9 1/2 years from the date of grant. Upon completion of the Broadband acquisition, the Company's plans were adopted by Comcast.

COMCAST HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000 (Continued)


     The following table summarizes the activity of the Comcast Option Plans (options in thousands):

                                           2002                     2001                       2000
                                    ------------------      ---------------------     -----------------------
                                             Weighted-                   Weighted-                 Weighted-
                                              Average                     Average                   Average
                                             Exercise                    Exercise                  Exercise
                                    Options    Price         Options       Price       Options       Price
                                    ------- -----------     ---------   -----------   ---------   -----------
Class A Common Stock
--------------------
Outstanding at beginning of year.
Granted..........................       339    $23.86
Outstanding at end of year.......       339     23.86
                                    =======
Exercisable at end of year.......
                                    =======


Class A Special Common Stock
----------------------------
Outstanding at beginning of year...  55,521    $26.89         49,618     $23.69          40,416       $16.01
Granted............................  13,857     32.29         10,084      37.52          15,300        39.43
Exercised..........................  (2,347)     8.83         (3,360)     10.62          (4,805)        8.60
Canceled...........................  (2,141)    30.38           (821)     30.69          (1,293)       25.98
                                    -------                ---------                  ---------
Outstanding at end of year.........  64,890     28.57         55,521      26.89          49,618        23.69
                                    =======                =========                  =========
Exercisable at end of year.........  22,798     21.08         16,892      15.57          13,267        11.35
                                    =======                =========                  =========


     As of December 31, 2002, outstanding options on Class A and Class A Special common stock include approximately 67,000 options and 42.3 million options, respectively, relating to former employees of the Company who, subsequent to the Broadband acquisition, are employees of Comcast.

COMCAST HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000 (Continued)


     The following table summarizes information about the options outstanding under the Comcast Option Plans as of December 31, 2002 (options in thousands):


                                                     Options Outstanding                 Options Exercisable
                                          ------------------------------------------  -------------------------
                                                                       Weighted-
                                                            Average       Weighted-                 Weighted-
     Range of                                Number        Remaining       Average      Number       Average
     Exercise                              Outstanding    Contractual     Exercise    Exercisable    Exercise
     Prices                                at 12/31/02       Life           Price     at 12/31/02     Price
     -------------------                  ------------- ---------------  -----------  -----------  ------------

     Class A Common Stock
     --------------------
     $16.11 - $27.74                              339       10.0 years      $23.86
                                            =========


     Class A Special Common Stock
     ----------------------------
     $6.00 - $15.66                            10,963        2.9 years       $9.97         8,751         $9.96
     $16.94 - $25.58                           13,431        6.5 years       18.39         6,367         17.03
     $27.04 - $35.49                           16,968        8.1 years       34.13         3,241         32.15
     $35.53 - $45.94                           22,042        7.8 years       38.26         3,810         39.13
     $46.00 - $53.13                            1,486        6.9 years       50.53           629         50.40
                                            ---------                                  ---------
                                               64,890                                     22,798
                                            =========                                  =========


     Subsidiary Option Plans. Certain of the Company's subsidiaries maintain combination stock option/stock appreciation rights ("SAR") plans (collectively, the "Tandem Plans") for employees, officers, directors and other designated persons. Under the Tandem Plans, the option price is generally not less than the fair value, as determined by an independent appraisal, of a share of the underlying common stock at the date of grant. If the eligible participant elects the SAR feature of the Tandem Plans, the participant receives 75% of the excess of the fair value of a share of the underlying common stock over the exercise price of the option to which it is attached at the exercise date. The holders of a majority of the outstanding options have stated an intention not to exercise the SAR feature of the Tandem Plans. Because the exercise of the option component is more likely than the exercise of the SAR feature, compensation expense is measured based on the stock option component. Under the Tandem Plans, option/SAR terms are ten years from the date of grant, with options/SARs generally becoming exercisable over four to five years from the date of grant.

COMCAST HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000 (Continued)


     The QVC Tandem Plan is the most significant of the Tandem Plans. The following table summarizes information related to the QVC Tandem Plan (options/SARs in thousands):

                                                                             At December 31,
                                                                   2002            2001           2000
                                                                -----------     ----------     -----------
Options/SARs outstanding at end
   of year......................................................        240            253             219
                                                                ===========     ==========     ===========

Weighted-average exercise price of
   options/SARs outstanding
   at end of year...............................................  $1,086.37        $913.88         $789.51
                                                                ===========     ==========     ===========

Options/SARs exercisable at end
   of year......................................................        115            113              79
                                                                ===========     ==========     ===========

Weighted-average exercise price
   of options/SARs exercisable
   at end of year...............................................    $839.59        $706.51         $606.92
                                                                ===========     ==========     ===========

     As of the latest valuation date, the fair value of a share of QVC Common Stock was $1,768.15.

     Other Stock-Based Compensation Plans
     Prior to the Broadband acquisition, the Company maintained a restricted stock plan under which management employees were granted restricted share awards of the Company's Class A Special common stock (the "Restricted Stock Plan"). The share awards vest annually, generally over a period not to exceed five years from the date of the award, and do not have voting rights.

     The Company also had a deferred stock option plan for directors and certain employees which provided the optionees with the opportunity to defer the receipt of shares of the Company's Class A Special common stock which would otherwise be deliverable upon exercise by the optionees of their stock options.

     Upon the closing of the Broadband acquisition, the Restricted Stock Plan and the deferred stock option plan were adopted by Comcast.

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

COMCAST HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000 (Continued)


     The following table summarizes information related to the Company's Restricted Stock Plan and subsidiary SAR Plans:


                                                                     Year Ended December 31,
                                                                2002           2001           2000
                                                              ---------      ---------       -------
Restricted Stock Plan
Shares granted (in thousands)...............................         61            157           504
Weighted-average fair value per share at date of grant......     $28.47         $39.52        $37.80
Compensation expense (in millions)..........................         $8             $9            $9

SAR Plans
Compensation expense (in millions)..........................         $3             $4            $2

9.   INCOME TAXES

     Prior to Comcast's acquisition of Broadband, the Company joined with its 80% or more owned subsidiaries and filed a consolidated federal income tax return. Effective with the date of the Broadband acquisition, the Company and its 80% or more owned subsidiaries have joined with Comcast and Broadband in filing a consolidated federal income tax return.

     Subsequent to the Broadband acquisition, Comcast allocates income tax expense or benefit to the Company as if the Company were filing separate income tax returns. Tax benefits from both losses and tax credits are made available to the Company as it is able to realize such benefits on a separate return basis. The Company pays Comcast for income taxes an amount equal to the amount of tax it would pay if it filed a separate tax return. QVC and E! Entertainment each file separate consolidated federal income tax returns. Income tax expense consists of the following components (in millions):

                                                                               Year Ended December 31,
                                                                         2002           2001           2000
                                                                       ---------      ---------      ---------
     Current expense
     Federal.........................................................       $152           $622           $309
     State...........................................................         59             85             43
     Foreign.........................................................          5              3              2
                                                                       ---------      ---------      ---------
                                                                             216            710            354
                                                                       ---------      ---------      ---------

     Deferred expense (benefit)
     Federal.........................................................         18           (255)           999
     State...........................................................         13             15             76
     Foreign.........................................................         (1)
                                                                       ---------      ---------      ---------
                                                                              30           (240)         1,075
                                                                       ---------      ---------      ---------
     Income tax expense..............................................       $246           $470         $1,429
                                                                       =========      =========      =========

COMCAST HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000 (Continued)


     The Company's effective income tax expense differs from the statutory amount because of the effect of the following items (in millions):


                                                                               Year Ended December 31,
                                                                         2002           2001            2000
                                                                       ---------      ---------      ----------
     Federal tax at statutory rate...................................       $148           $299          $1,248
     Non-deductible depreciation and amortization....................                       107             102
     State income taxes, net of federal benefit......................         47             65              77
     Foreign losses and equity in net losses of affiliates...........         13              7               8
     Increase in valuation allowance.................................         12
     Adjustment to prior year accrual................................         25
     Other...........................................................          1             (8)             (6)
                                                                       ---------      ---------      ----------

     Income tax expense..............................................       $246           $470          $1,429
                                                                       =========      =========      ==========


     The Company's net deferred tax liability consists of the following components (in millions):


                                                                                December 31,
                                                                           2002             2001
                                                                       ---------        ---------
     Deferred tax assets:
        Net operating loss carryforwards.............................       $314             $243
        Allowances for doubtful accounts and excess
         and obsolete inventory......................................        105              109
        Differences between book and tax basis of investments........         94
        Non- deductible accruals and other...........................        181              167
        Less: Valuation allowance....................................        (12)
                                                                       ---------        ---------
                                                                             682              519
                                                                       =========        =========

     Deferred tax liabilities:
        Temporary differences, principally book and tax basis
          of property and equipment and intangible assets............      6,859            6,329
        Differences between book and tax basis
          of investments.............................................                         645
        Differences between book and tax basis of
          indexed debt securities....................................        576              196
                                                                       ---------        ---------
                                                                           7,435            7,170
                                                                       ---------        ---------
     Net deferred tax liability......................................     $6,753           $6,651
                                                                       =========        =========

     The Company recorded a decrease of ($144) million, ($149) million and ($3.055) billion to deferred income tax liabilities in 2002, 2001 and 2000, respectively, in connection with unrealized losses on marketable securities which are included in other comprehensive income (loss). The Company recorded $207 million of deferred income tax liabilities in 2001 in connection with the cumulative effect of accounting change related to the adoption of SFAS No. 133 (see Note 2).

     The Company has recorded net deferred tax assets of $83 million and net deferred tax liabilities of $275 million, as of December 31, 2002 and 2001, respectively, which have been included in current assets and liabilities, related

COMCAST HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000 (Continued)


     primarily to current investments. The Company has federal net operating loss carryforwards of approximately $350 million and various state net operating loss carryforwards, which expire in periods through 2022.

10.  STATEMENT OF CASH FLOWS - SUPPLEMENTAL INFORMATION

     The  following  table   summarizes  the  fair  values  of  the  assets  and
     liabilities associated with acquisitions by the Company through noncash transactions (see Note 4) (in millions):

                                                                           Year Ended December 31,
                                                                             2001           2000
                                                                          -----------   ------------
     Current assets.................................................              $57           $216
     Investments....................................................                             437
     Property and equipment.........................................              580          1,296
     Intangible assets..............................................            3,043         15,400
     Other noncurrent assets........................................
     Current liabilities............................................              (37)          (277)
     Long-term debt.................................................                          (2,147)
     Deferred income taxes..........................................              (77)        (3,308)
                                                                          -----------   ------------
          Net assets acquired.......................................           $3,566        $11,617
                                                                          ===========   ============

     During 2002, Comcast made a noncash capital contribution to the Company of $220 million. In addition, during 2002, the Company transferred certain assets to Comcast in exchange for a note receivable of $191 million (see
     Note 13).

     The following table summarizes the Company's cash payments for interest and income taxes (in millions):


                                                                                 Year Ended December 31,
                                                                                2002      2001        2000
                                                                              --------  --------    --------
Interest.................................................................         $683      $660        $706
Income taxes.............................................................         $287      $561        $709

11.  COMMITMENTS AND CONTINGENCIES

     Commitments
     The Company's programming networks have entered into license agreements for programs and sporting events which will be available for telecast subsequent to December 31, 2002. In addition, the Company, through Comcast-Spectacor, has employment agreements with both players and coaches of its professional sports teams. Certain of these employment agreements, which provide for payments that are guaranteed regardless of employee injury or termination, are covered by disability insurance if certain conditions are met.

     The following table summarizes the Company's minimum annual programming commitments under network launch and program license agreements, the Company's future commitments under long-term professional sports contracts, and the Company's minimum annual rental commitments for office space, equipment and transponder service agreements under noncancellable operating and capital leases as of December 31, 2002 (in millions):

COMCAST HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000 (Continued)



                                                           Professional
                                           Programming        Sports      Operating
                                            Agreements       Contracts      Leases      Total
                                          --------------   -------------  ----------  ----------

         2003...........................       $104           $126          $123        $353
         2004...........................         98            113            92        $303
         2005...........................         97             84            69        $250
         2006...........................        101             50            52        $203
         2007...........................         83             24            44        $151
         Thereafter.....................        485              8           124        $617

     The following table summarizes the Company's rental expense charged to operations (in millions):


                                                                                 Year Ended December 31,
                                                                                2002      2001        2000
                                                                              --------  --------    --------
Rental expense.............................................................     $155      $121        $98

     Contingencies
     On March 3, 2003, Comcast announced that Liberty Media Corporation ("Liberty") delivered a notice to the Company, pursuant to the stockholders agreement between the Company and Liberty, that triggers an exit rights process with respect to Liberty's approximate 42% interest in QVC. The Company and Liberty will attempt to negotiate the fair market value of QVC prior to March 31, 2003. If the Company and Liberty cannot agree, an appraisal process will determine the value of QVC. The Company will then have the right to purchase Liberty's interest in QVC at the determined value. The Company may pay Liberty for the QVC stock in cash, in a promissory note maturing not more than three years after issuance, in Comcast's equity securities or in a combination of these, subject to Liberty's right to request payment in all equity securities and the parties' obligation to use reasonable efforts to consummate the purchase in the most tax efficient method available (provided that Comcast is not required to issue securities representing more than 4.9% of the outstanding equity or vote of Comcast's common stock). If the Company elects not to purchase Liberty's interest in QVC, Liberty then will have a similar right to purchase the Company's approximate 57% interest in QVC. If neither the Company nor Liberty elect to purchase the interest of the other, then the Company and Liberty are required to use their best efforts to sell QVC; either company is permitted to be a purchaser in any such sale. The Company and Liberty may agree not to enter into a transaction, or may agree to a transaction other than that specified in the stockholders agreement. Under the current terms of the stockholders agreement between the Company and Liberty, the Company would no longer control QVC if it elects not to purchase Liberty's interest in QVC.

     The Company and the minority owner group in Comcast Spectacor each have the right to initiate an "exit" process under which the fair market value of Comcast Spectacor would be determined by appraisal. Following such determination, the Company would have the option to acquire the interests in Comcast Spectacor owned by the minority owner group based on the appraised fair market value. In the event the Company does not exercise this option, the Company and the minority owner group would then be required to use their best efforts to sell Comcast Spectacor. This exit process includes the minority owner group's interest in CSN.

     The Company holds the majority of its interest in E! Entertainment through Comcast Entertainment Holdings, LLC ("Entertainment Holdings"), which is owned 50.1% by the Company and 49.9% by The Walt Disney Company ("Disney"). Under a limited liability company agreement between the Company and Disney, the Company controls E! Entertainment's operations. As a result of the Broadband acquisition and in certain other circumstances, under the agreement Disney is entitled to trigger a potential exit process in which Entertainment Holdings would have the right to purchase Disney's entire interest in Entertainment Holdings at its then fair market value (as determined by an appraisal process). If Disney exercises this right within a specified time period, and Entertainment Holdings elects not to purchase Disney's interest, Disney then has the right to purchase, at appraised fair market value, either

COMCAST HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000 (Continued)


     the Company's entire interest in Entertainment Holdings or all of the shares of stock of E! Entertainment held by Entertainment Holdings. In the event that Disney exercises its right and neither Disney's nor the Company's interest is purchased, Entertainment Holdings will continue to be owned as it is today, as if the exit process had not been triggered.

     Litigation has been filed against the Company as a result of alleged conduct of the Company with respect to its investment in and distribution relationship with At Home Corporation. At Home was a provider of high-speed Internet access and content services which filed for bankruptcy protection in September 2001. Filed actions are: (i) class action lawsuits against the Company, Brian L. Roberts (the Company's President and Chief Executive Officer and a director), AT&T (the former controlling shareholder of At
     Home and also a former distributor of the At Home service) and other corporate and individual defendants in the Superior Court of San Mateo County, California, alleging breaches of fiduciary duty on the part of the Company and the other defendants in connection with transactions agreed to in March 2000 among At Home, the Company, AT&T and Cox Communications, Inc. (Cox is also an investor in At Home and a former distributor of the At Home service); (ii) class action lawsuits against Comcast Cable Communications, Inc., AT&T and others in the United States District Court for the Southern District of New York, alleging securities law violations and common law fraud in connection with disclosures made by At Home in 2001; and (iii) a lawsuit brought in the United States District Court for the District of Delaware in the name of At Home by certain At Home bondholders against the Company, Brian L. Roberts, Cox and others, alleging breaches of fiduciary duty relating to the March 2000 transactions and seeking recovery of alleged short- swing profits of at least $600 million pursuant to Section 16(b) of the Securities Exchange Act of 1934 purported to have arisen in connection with certain transactions relating to At Home stock effected pursuant to the March 2000 agreements. The actions in San Mateo County, California have been stayed by the United States Bankruptcy Court for the Northern District of California, the court in which At Home filed for bankruptcy, as violating the automatic bankruptcy stay. In the Southern District of New York actions, the court ordered the actions consolidated into a single action. An amended consolidated class action complaint was filed on November 8, 2002. All of the defendants served motions to dismiss on February 11, 2003.

     The Company denies any wrongdoing in connection with the claims which have been made against the Company, its subsidiaries and Brian L. Roberts, and intends to defend all of these claims vigorously. In management's opinion, the final disposition of these claims is not expected to have a material adverse effect on the Company's consolidated financial position, but could possibly be material to the Company's consolidated results of operations of any one period. Further, no assurance can be given that any adverse outcome would not be material to such consolidated financial position.

     Some of the entities formerly attributed to Broadband which are now subsidiaries of Comcast are parties to an affiliation term sheet with Starz Encore Group LLC, an affiliate of Liberty Media Corporation, which extends to 2022. The term sheet requires annual fixed price payments, subject to adjustment for various factors, including inflation. The term sheet also requires Comcast to pay two-thirds of Starz Encore's programming costs above levels designated in the term sheet.

     By letter dated May 29, 2001, Broadband disputed the enforceability of the excess programming pass-through provisions of the Starz Encore term sheet and questioned the validity of the term sheet as a whole. Broadband also has raised certain issues concerning the uncertainty of the provisions of the term sheet and the contractual interpretation and application of certain of its provisions to, among other things, the acquisition and disposition of cable systems. In July 2001, Starz Encore filed a lawsuit in Colorado state court seeking payment of the 2001 excess programming costs and a declaration that the term sheet is a binding and enforceable contract. In October 2001, Broadband and Starz Encore agreed to delay any further proceedings in the litigation until August 31, 2002 to allow the parties time to continue negotiations toward a potential business resolution of this dispute. As part of this standstill agreement, Broadband and Starz Encore settled Starz Encore's claim for the 2001 excess programming costs, and Broadband agreed to continue to make the standard monthly payments due under the term sheet, with a full reservation of rights with respect to these payments. In connection with the standstill agreement,

COMCAST HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000 (Continued)


     the court granted a stay on October 30, 2001. The terms of the stay order allowed either party to petition the court to lift the stay after April 30, 2002 and to proceed with the litigation. Broadband and Starz Encore agreed to extend the standstill agreement to and including January 31, 2003, with a requirement that the parties attempt to mediate the dispute. A mediation session held in January 2003 did not result in any resolution of the matter.

     On November 18, 2002, the Company and Comcast filed suit against Starz Encore Group LLC in the United States District Court for the Eastern District of Pennsylvania. The Company and Comcast seek a declaratory judgment that, pursuant to their rights under a March 17, 1999 contract with a predecessor of Starz Encore, upon the completion of the Broadband acquisition that contract now provides the terms under which Starz Encore programming is acquired and transmitted by Comcast's cable systems. On January 8, 2003, Starz Encore filed a motion to dismiss the lawsuit on the grounds that claims asserted by the Company and Comcast raised issues of state law that the United States District Court should decline to decide. The Company and Comcast have responded contesting these assertions. That motion has been submitted to the Court for decision.

     On January 31, 2003, Starz Encore filed an amended complaint in its lawsuit against Broadband in Colorado state court. The amended complaint adds the Company and Comcast as defendants and adds new claims against the Company, Comcast and Broadband asserting alleged breaches of, and interference with, the standstill agreement relating to the lawsuit filed by the Company and Comcast in federal District Court in Pennsylvania and to the defendants' position that since the completion of the Broadband acquisition, the March 17, 1999 contract now provides the terms under which Starz Encore programming is acquired and transmitted by the Company's cable systems.

     On March 3, 2003, Starz Encore filed a motion for leave to file a second amended complaint that would add allegations that Broadband has breached certain joint-marketing obligations under the term sheet and that the Company and Comcast have breached certain joint-marketing obligations under the March 17, 1999 contract and other agreements. The Company, Comcast and Broadband intend to oppose Starz Encore's motion for leave to file a second amended complaint and, in light of Starz Encore's pending motion for leave to amend, have sought an extension of time from the Court to respond to Starz Encore's amended complaint.

     An entity formerly attributed to Broadband, which is now Comcast's subsidiary, is party to a master agreement that may not expire until December 31, 2012, under which it purchases certain billing services from CSG Systems, Inc. The master agreement requires monthly payments, subject to adjustment for inflation. The master agreement also contains a most favored nation provision that may affect the amounts paid thereunder.

     On May 10, 2002, Broadband filed a demand for arbitration against CSG before the American Arbitration Association asserting, among other things, the right to terminate the master agreement and seeking damages under the most favored nation provision or otherwise. On May 31, 2002, CSG answered Broadband's arbitration demand and asserted various counterclaims, including for (i) breach of the master agreement; (ii) a declaration that Comcast is now bound by the master agreement to use CSG as its exclusive provider for certain billing and customer care services; (iii) tortious interference with prospective contractual relations; and (iv) civil conspiracy. A hearing in the arbitration is scheduled to commence on May 5, 2003.

     On June 21, 2002, CSG filed a lawsuit against the Company in federal court in Denver, Colorado asserting claims related to the master agreement and the pending arbitration. On November 4, 2002, CSG withdrew its complaint against the Company without prejudice. On November 15, 2002, Comcast initiated a lawsuit against CSG in federal court in Philadelphia,
     Pennsylvania asserting that cable systems owned by the Company are not required to use CSG as a billing service or customer care provider pursuant to the master agreement, and that the former Broadband cable systems owned by Comcast may be added to a billing service agreement between Comcast and CSG. CSG moved to dismiss or stay the lawsuit on the ground that the issues raised by the complaint could be wholly or substantially determined by the above-mentioned arbitration. By Order dated February 10, 2003, the Court stayed the lawsuit until further notice.

COMCAST HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000 (Continued)


     In management's opinion, the final disposition of the Starz Encore and CSG contractual disputes is not expected to have a material adverse effect on the Company's consolidated financial position or results of operations. However, no assurance can be given that any adverse outcome would not be material to such consolidated financial position or results of operations.

     The Company is subject to other legal proceedings and claims which arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to such actions is not expected to materially affect the financial condition, results of operations or liquidity of the Company.

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

COMCAST HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000 (Continued)


12.  FINANCIAL DATA BY BUSINESS SEGMENT

     The following represents the Company's significant business segments, "Cable" and "Commerce." The components of net income (loss) below operating income (loss) before depreciation and amortization are not separately evaluated by the Company's management on a segment basis (dollars in millions).

                                                                                                    Corporate
                                                                            Cable      Commerce   and Other(1)     Total
                                                                          ---------   ----------  ------------- ------------
2002
Revenues (2)...........................................................      $6,159      $4,381         $736       $11,276
Operating income before depreciation and amortization (3)..............       2,633         858           59         3,550
Depreciation and amortization..........................................       1,276         119          243         1,638
Operating income (loss) ...............................................       1,357         739         (184)        1,912
Interest expense.......................................................         567          14          144           725
Assets.................................................................      29,844       3,000        2,845        35,689
Long-term debt.........................................................       7,908           1        1,348         9,257
Capital expenditures...................................................       1,317         123           38         1,478

2001
Revenues (2)...........................................................      $5,323      $3,917         $596        $9,836
Operating income (loss) before depreciation  and amortization (3)......       2,054         722         (106)        2,670
Depreciation and amortization..........................................       3,044         143          229         3,416
Operating income (loss)................................................        (990)        579         (335)         (746)
Interest expense.......................................................         546          26          162           734
Assets.................................................................      29,085       2,809        6,367        38,261
Long-term debt.........................................................       8,363          63        3,316        11,742
Capital expenditures...................................................       1,855         143          184         2,182

2000
Revenues (2)...........................................................      $4,362      $3,536         $459        $8,357
Operating income (loss) before depreciation  and amortization (3)......       1,903         619          (64)        2,458
Depreciation and amortization..........................................       2,419         126           74         2,619
Operating income (loss)................................................        (516)        493         (138)         (161)
Interest expense.......................................................         516          35          177           728
Assets.................................................................      25,764       2,632        7,478        35,874
Long-term debt.........................................................       6,711         302        3,504        10,517
Capital expenditures...................................................       1,249         156          232         1,637
______________

(1) Other includes segments not meeting certain quantitative guidelines for reporting including the Company's content (see Note 1) and business communications operations, as well as elimination entries related to the segments presented. Corporate and other assets consist primarily of the Company's investments and intangible assets related to the Company's content operations (see Notes 5 and 6).
(2) Revenues include $678 million, $508 million and $458 million in 2002, 2001 and 2000, respectively, of non-US revenues, principally related to the Company's Commerce segment. No single customer accounted for a significant amount of the Company's revenues in any period.
(3) Operating income (loss) before depreciation and amortization is commonly referred to in the Company's businesses as "EBITDA." EBITDA is a measure of a company's ability to generate cash to service its obligations, including debt service obligations, and to finance capital and other expenditures. In part due to the capital intensive nature of the Company's businesses and the resulting significant level of non-cash depreciation and amortization expense, EBITDA is frequently used as one of the bases for comparing businesses in the Company's industries, although the Company's measure of EBITDA may not be comparable to similarly titled measures of other companies. EBITDA is the primary basis used by the Company's management to measure the operating performance of its businesses. EBITDA does not purport to represent net income or net cash provided by operating activities, as those terms are defined under generally accepted accounting principles, and should not be considered as an alternative to such measurements as an indicator of the Company's performance.

COMCAST HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000 (Concluded)

13.  RELATED PARTY TRANSACTIONS

     QVC has an affiliation agreement with Comcast Cable Communications Holdings, Inc. (formerly AT&T Broadband Corp.), a wholly owned subsidiary of Comcast ("CCCH"), to carry QVC's programming. In return for carrying QVC programming, QVC pays CCCH an allocated portion, based upon market share, of a percentage of net sales of merchandise sold to QVC customers located in CCCH's service area. These amounts, which are included in selling, general and administrative expenses in the Company's consolidated statement of operations, were not significant during 2002.

     The Company's content businesses generate a portion of their revenues through the sale of subscriber services and advertising time to CCCH. These amounts, which are included in service revenues in the Company's consolidated statement of operations, were not significant during 2002.

     Comcast Cable, through management agreements, manages the operations of CCCH's subsidiaries, including rebuilds and upgrades. The management agreements generally provide that Comcast Cable supervise the management and operations of the CCCH cable systems and arrange for and supervise certain administrative functions. As compensation for such services, the agreements provide for Comcast Cable to charge management fees based on a percentage of gross revenues. These charges, which are recorded as a reduction of selling, general and administrative expenses in the Company's consolidated statement of operations, totaled $113 million during 2002.

     Comcast Financial Agency Corporation ("CFAC"), an indirect wholly owned subsidiary of the Company, provides cash management services to Comcast and CCCH. Under this arrangement, Comcast's and CCCH's cash receipts are deposited with and held by CFAC, as custodian and agent, which invests and disburses such funds at the direction of the Company. Interest income related to cash deposited by Comcast and CCCH in CFAC was not significant during 2002.

     The Company purchases certain other services, including insurance and employee benefits, from Comcast under cost-sharing arrangements on terms that reflect Comcast's actual cost. The Company reimburses Comcast for certain other costs (primarily salaries) under cost reimbursement arrangements. These charges, which are included in selling, general and administrative expenses in the Company's consolidated statement of operations, totaled $17 million during 2002.

     As of December 31, 2002, note receivable from affiliate consists of a $191 million principal amount note receivable from Comcast. The note receivable bears interest at a rate of 7.5% as of December 31, 2002 and is due in 2012. As of December 31, 2002, note payable to affiliate consists of a $22 million principal amount note payable to a subsidiary of Comcast. The note payable bears interest at a rate of 7.5% and is due in 2012. Interest relating to such notes as of December 31, 2002 was not significant and is included in due to affiliates in the Company's consolidated balance sheet.

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

The information called for by Item 10, Directors and Executive Officers of the Registrant, Item 11, Executive Compensation, Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, and
Item 13, Certain Relationships and Related Transactions, is omitted pursuant to SEC General Instruction I of Form 10-K.

                                     PART IV

ITEM 14       CONTROLS AND PROCEDURES

         (a) Disclosure controls and procedures. Our chief executive officer and our co-chief financial officers, after evaluating the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) as of a date (the "Evaluation Date") within 90 days before the filing date of this annual report, have concluded that as of the Evaluation Date, our disclosure controls and procedures were adequate and designed to ensure that material information relating to us and our consolidated subsidiaries would be made known to them by others within those entities.

         (b) Changes in internal controls. There were no significant changes in our internal controls or to our knowledge, in other factors that could significantly affect our internal controls and procedures subsequent to the Evaluation Date.

ITEM 15       EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) The following consolidated financial statements of the Company are included in Part II, Item 8:

              Independent Auditors' Report.................................27
              Consolidated Balance Sheet--December 31, 2002 and 2001.......28
              Consolidated Statement of Operations--Years
                Ended December 31, 2002, 2001 and 2000.....................29
              Consolidated Statement of Cash Flows--Years
                Ended December 31, 2002, 2001 and 2000.....................30
              Consolidated Statement of Stockholders' Equity--
                Years Ended December 31, 2002, 2001 and 2000...............31
              Notes to Consolidated Financial Statements...................32

     (b) (i) The following financial statement schedules required to be filed by Items 8 and 14(d) of Form 10-K are included in Part IV:

              Schedule II - Valuation and Qualifying Accounts

              All other schedules are omitted because they are not applicable, not required or the required information is included in the consolidated financial statements or notes thereto.

     (c)      Reports on Form 8-K:

         (i) We filed a Current Report on Form 8-K under Item 5 on November 18, 2002 announcing that, in connection with the closing of the transaction combining Comcast Holdings Corporation and AT&T's broadband business, we amended our articles of incorporation to change our name from "Comcast Corporation" to "Comcast Holdings Corporation."

     (d) Exhibits required to be filed by Item 601 of Regulation S-K:

          2.1 Composite copy of Agreement and Plan of Merger dated as of December 19, 2001, as amended, among Comcast Holdings Corporation (f/k/a Comcast Corporation), AT&T Corp., Comcast Cable Communications Holdings, Inc. (f/k/a AT&T Broadband Corp.), Comcast Corporation (f/k/a AT&T Comcast Corporation) and the other parties signatory thereto (incorporated by reference to Exhibit 2.1 to the Comcast Corporation Current Report on Form 8-K12g3 filed on November 18, 2002).
          2.2 Support Agreement dated as of December 19, 2001, as amended, among AT&T Corp., Comcast Holdings Corporation (f/k/a Comcast Corporation), Comcast Corporation (f/k/a AT&T Comcast Corporation), Sural LLC and Brian L. Roberts (incorporated by reference to Exhibit 2.3 to the Comcast Corporation registration statement on Form S-4 filed on February 11, 2002).
          2.3 Exchange Agreement dated as of December 7, 2001, as amended, between Microsoft Corporation and Comcast Holdings Corporation (f/k/a Comcast Corporation) (incorporated by reference to Exhibit 2.6 to the Comcast Corporation registration statement on Form S-4 filed on February 11,
                     2002).
          3.1        Amended and Restated By-Laws  (incorporated by reference to
                     Exhibit 3.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 1999).
          4.1 Amended and Restated Five-Year Revolving Credit Agreement effective as of November 18, 2002, amending and restating the Five-Year Revolving Credit Agreement dated as of August 24, 2000, among Comcast Cable Communications, Inc., Comcast Corporation (f/k/a AT&T Comcast Corporation), the Lenders party thereto and Bank of America, N.A., as Administrative Agent. (incorporated by reference to Annex I of Exhibit
                     10.3 to the Comcast Cable Communications, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2002).
          4.2 First Amendment to Amended and Restated Five-Year Revolving Credit Agreement dated as of February 7, 2003, among Comcast Cable Communications, Inc., Comcast Corporation (f/k/a AT&T Comcast Corporation), the Lenders party thereto and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 4.7 to the Comcast Corporation Annual Report on Form 10-K for the year ended December 31, 2002).
          4.3 Amended and Restated 364-Day Revolving Credit Agreement effective as of November 18, 2002, amending and restating the 364-Day Revolving Credit Agreement dated as of August 24, 2000, among Comcast Cable Communications, Inc., Comcast Corporation (f/k/a AT&T Comcast Corporation), the Lenders party thereto and Bank of America, N.A., as Administrative Agent. (incorporated by reference to Annex I of Exhibit
                     10.4 to the Comcast Cable Communications, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2002).
          4.4 First Amendment to Amended and Restated 364-Day Revolving Credit Agreement dated as of February 7, 2003, among Comcast Cable Communications, Inc., Comcast Corporation (f/k/a AT&T Comcast Corporation), the Lenders party to thereto and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 4.9 to the Comcast Corporation Annual Report on Form 10-K for the year ended December 31, 2002).
          4.5 Indenture, dated as of October 17, 1991, between Comcast Holdings Corporation (f/k/a Comcast Corporation) and Bank of Montreal/Harris Trust (successor to Morgan Guaranty Trust Company of New York), as Trustee, relating to Comcast Holdings' 10-5/8% Senior Subordinated Debentures due 2012 (incorporated by reference to Exhibit 2 to our Current Report on Form 8-K filed on October 31, 1991).
          4.6 Form of Debenture relating to Comcast Holdings Corporation's (f/k/a Comcast Corporation) 10- 5/8% Senior Subordinated Debentures due 2012 (incorporated by reference to Exhibit 4(17) to our Annual Report on Form 10-K for the year ended December 31, 1992).
          4.7 Senior Indenture dated as of June 15, 1999 between Comcast Holdings Corporation (f/k/a Comcast Corporation) and The Bank of New York (as successor in interest to Bank of Montreal Trust Company), as Trustee (incorporated by reference to Exhibit 4.1 to our registration statement on Form S-3 filed on June 23, 1999).
          4.8 Form of Debenture relating to Comcast Holdings Corporation's (f/k/a Comcast Corporation) Zero Coupon Convertible Debentures due 2020 (incorporated by reference to Exhibit 4.7 to our Annual Report on Form 10-K for the year ended December 31, 2000).

          4.9 Indenture dated as of May 1, 1997, between Comcast Cable Communications, Inc. and The Bank of New York (as successor in interest to Bank of Montreal Trust Company), as Trustee, relating to Comcast Cable Communications, Inc.'s 8-1/8% Notes due 2004, 8-3/8% Notes due 2007, 8- 7/8% Notes due 2017, 8-1/2% Notes due 2027, 6.20% Notes due 2008, 6.375%
                     Notes due 2006, 6.75% Notes due 2011, 6.875% Notes due 2009
                     and 7.125%  Notes due 2013  (incorporated  by  reference to
                     Exhibit 4.1(a) to the registration statement on Form S-4 of Comcast Cable Communications, Inc. filed on June 3, 1997).
          4.10 Form of Comcast Cable Communications Inc.'s 8-1/8% Notes due 2004, 8-3/8% Notes due 2007, 8-7/8% Notes due 2017 and
                     8-1/2% Notes due 2027,  6.20% Notes due 2008,  6.375% Notes
                     due 2006,  6.75% Notes due 2011,  6.875% Notes due 2009 and
                     7.125% Notes due 2013 (incorporated by reference to Exhibit 4.1(b) to the registration statement on Form S-4 of Comcast Cable Communications, Inc. filed on June 3, 1997).
          4.11 Form of Indenture among Comcast Corporation (f/k/a AT&T Comcast Corporation), Comcast Cable Communications, Inc., Comcast Cable Communications Holdings, Inc. (f/k/a AT&T Broadband Corp.), Comcast Cable Holdings, LLC (f/k/a AT&T
                     Broadband, LLC), Comcast MO Group, Inc. (f/k/a MediaOne Group, Inc.), and The Bank of New York, as Trustee relating to Comcast Cable Communications Holdings, Inc.'s 8.375% Notes due March 15, 2013 and 9.455% Notes Due November 15, 2022 (incorporated by reference to Exhibit 4.18 to the amended registration statement on Form S-4/A of Comcast Corporation filed on September 26, 2002).
          4.12 Form of Indenture among Comcast Corporation (f/k/a AT&T Comcast Corporation), Comcast Cable Communications, Inc., Comcast Cable Communications Holdings, Inc. (f/k/a AT&T Broadband Corp.), Comcast Cable Holdings, LLC (f/k/a AT&T
                     Broadband, LLC), Comcast MO Group, Inc. (f/k/a MediaOne Group, Inc.), and The Bank of New York, as Trustee relating to Comcast Corporation's 5.85% Notes due 2010 and 6.50% Notes Due 2015 (incorporated by reference to Exhibit 4.5 to the registration statement on Form S-3 of Comcast Corporation filed on December 16, 2002).
          4.13 Form of Subordinated Indenture between Comcast Holdings Corporation (f/k/a Comcast Corporation) and Bankers Trust Company, as Trustee, relating to Comcast Holdings Corporation's 2.0% Exchangeable Subordinated Debentures Due 2029 and 2.0% Exchangeable Subordinated Debentures Due November 2029 (incorporated by reference to Exhibit 4.2 to our registration statement on Form S-3 filed on June 23,
                     1999).
          4.14 Form of Comcast Holdings Corporation's (f/k/a Comcast Corporation) 2.0% Exchangeable Subordinated Debentures Due 2029 (ZONES I) (incorporated by reference to Exhibit 4 to our Current Report on Form 8-K filed on October 14, 1999).
          4.15 Form of Comcast Holdings Corporation's (f/k/a Comcast Corporation) 2.0% Exchangeable Subordinated Debentures Due November 2029 (ZONES II) (incorporated by reference to
                     Exhibit 4 to our Current Report on Form 8-K filed on November 3, 1999).
          10.1 Amended and Restated Stockholders Agreement, dated as of February 9, 1995, among the Company, Comcast QVC, Inc., QVC Programming Holdings, Inc., Liberty Media Corporation, QVC Investment, Inc. and Liberty QVC, Inc. (incorporated by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 1995).


__________
Pursuant to Item 601(4)(iii)(A) of Regulation S-K, the registrant agrees to furnish upon request to the Securities and Exchange Commission other instruments defining the rights of holders of long-term debt.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in Philadelphia, Pennsylvania on March 28, 2003.

                                                          Comcast Holdings Corporation
                                                          By:  /s/ Brian L. Roberts
                                                               ----------------------------------------------------
                                                                Brian L. Roberts
                                                               President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


               Signature                                           Title                                    Date

/s/ Brian L. Roberts                          President and Chief Executive Officer; Director          March 28, 2003
-------------------------                              (Principal Executive Officer)
Brian L. Roberts

/s/ Lawrence S. Smith                                Executive Vice President; Director                March 28, 2003
-------------------------                             (Co-Principal Financial Officer)
Lawrence S. Smith

/s/ John R. Alchin                                 Executive Vice President and Treasurer              March 28, 2003
-------------------------                             (Co-Principal Financial Officer)
John R. Alchin

/s/ David L. Cohen                                   Executive Vice President; Director                March 28, 2003
-------------------------
David L. Cohen

/s/ Arthur R. Block                                   Senior Vice President; Director                  March 28, 2003
-------------------------
Arthur R. Block

/s/ Lawrence J. Salva                               Senior Vice President and Controller               March 28, 2003
-------------------------                              (Principal Accounting Officer)
Lawrence J. Salva


                          INDEPENDENT AUDITORS' REPORT





Board of Directors and Stockholders
Comcast Holdings Corporation
Philadelphia, Pennsylvania

Our audits of the financial statements referred to in our report dated March 17, 2003 (which report expresses an unqualified opinion and includes an explanatory paragraph related to the adoption of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, effective January 1, 2001, and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangibles," effective January 1, 2002) appearing in this Annual Report on Form 10-K of Comcast Holdings Corporation (formerly known as Comcast Corporation) (the "Company") for the year ended December 31, 2002 also included the financial statement schedule of the Company, listed in Item 15(b)(i). This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


Deloitte & Touche LLP

Philadelphia, Pennsylvania
March 17, 2003


                                 COMCAST HOLDINGS CORPORATION AND SUBSIDIARIES
                                 ---------------------------------------------
                                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                -----------------------------------------------
                                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
                                  --------------------------------------------
                                                 (In millions)
                                                 -------------


                                                                Additions
                                                Balance at      Charged to        Deductions        Balance
                                                 Beginning      Costs and            from            at End
                                                  of Year        Expenses        Reserves(A)        of Year
                                                -----------    ------------     --------------    ------------

Allowance for Doubtful Accounts
------------------------------------------
2002                                                $154            $107              $101             $160

2001                                                 142              86                74              154

2000                                                 137              66                61              142


Allowance for Excess and Obsolete
  Electronic Retailing Inventories
------------------------------------------

2002                                                $114             $57               $56             $115

2001                                                 105              55                46              114

2000                                                  89              46                30              105




(A) Uncollectible accounts and excess and obsolete inventory written off.

                                 CERTIFICATIONS

I, Brian L. Roberts, certify that:

1. I have reviewed this annual report on Form 10-K of Comcast Holdings Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a)  designed  such  disclosure  controls  and  procedures  to  ensure  that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 28, 2003



/s/ Brian L. Roberts
--------------------------------------------
Name: Brian L. Roberts
Chief Executive Officer

                                 CERTIFICATIONS

I, Lawrence S. Smith, certify that:

1. I have reviewed this annual report on Form 10-K of Comcast Holdings Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a)  designed  such  disclosure  controls  and  procedures  to  ensure  that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 28, 2003


/s/ Lawrence S. Smith
--------------------------------------------
Name: Lawrence S. Smith
Co-Chief Financial Officer

                                 CERTIFICATIONS

I, John R. Alchin, certify that:

1. I have reviewed this annual report on Form 10-K of Comcast Holdings Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a)  designed  such  disclosure  controls  and  procedures  to  ensure  that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 28, 2003


/s/John R. Alchin
--------------------------------------------
Name: John R. Alchin
Co-Chief Financial Officer