Form 10-Q
period 2003-03-31
COMCAST HOLDINGS CORP
filed 2003-05-15
CIK 22301

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

(X) Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended:
                                 MARCH 31, 2003
                                       OR

( ) Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from ________ to ________.

                        Commission File Number 001-15471

                          COMCAST HOLDINGS CORPORATION
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

         Yes  X                                                  No ____
                           __________________________

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12-b2 of the Exchange Act). Yes ____ No X

As of March 31, 2003, there were 21,591,115 shares of Class A Common Stock, 916,198,519 shares of Class A Special Common Stock and 9,444,375 shares of Class B Common Stock outstanding.
                           __________________________

The Registrant meets the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

                  COMCAST HOLDINGS CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 2003
                                TABLE OF CONTENTS

                                                                                            Page Number
PART I.    FINANCIAL INFORMATION

           ITEM 1.    Financial Statements

                      Condensed Consolidated Balance Sheet as of March 31, 2003
                      and December 31, 2002 (Unaudited)............................................2
                      Condensed Consolidated Statement of Operations for the Three Months
                      Ended March 31, 2003 and 2002 (Unaudited)....................................3
                      Condensed Consolidated Statement of Cash Flows for the Three Months
                      Ended March 31, 2003 and 2002 (Unaudited)....................................4
                      Notes to Condensed Consolidated Financial Statements (Unaudited).............5
           ITEM 2.    Management's Discussion and Analysis of Financial Condition
                      and Results of Operations...................................................17
           ITEM 4.    Controls and Procedures.....................................................21
PART II.   OTHER INFORMATION

           ITEM 1.    Legal Proceedings...........................................................21
           ITEM 6.    Exhibits and Reports on Form 8-K............................................23
           SIGNATURES.............................................................................24
           CERTIFICATIONS.........................................................................25
                       ___________________________________

     This Quarterly Report on Form 10-Q is for the three months ended March 31, 2003. This Quarterly Report modifies and supersedes documents filed prior to this Quarterly Report. Information that we file with the SEC in the future will automatically update and supersede information contained in this Quarterly Report. In this Quarterly Report, "Comcast Holdings," "we," "us," "our" and the "Company" refer to Comcast Holdings Corporation and its subsidiaries, and "Comcast" refers to Comcast Corporation.

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

Factors Affecting Future Operations

     Factors that may cause our actual results to differ materially from any of our forward-looking statements presented in this Quarterly Report include, but are not limited to:

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

                                 COMCAST HOLDINGS CORPORATION AND SUBSIDIARIES
                                                   FORM 10-Q
                                          QUARTER ENDED MARCH 31, 2003

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                      CONDENSED CONSOLIDATED BALANCE SHEET
                                                  (Unaudited)

                                                                           (Dollars in millions, except share data)
                                                                                   March 31,       December 31,
                                                                                     2003             2002
                                                                                   ---------       -----------
ASSETS
CURRENT ASSETS
   Cash and cash equivalents..................................................        $1,151              $676
   Investments................................................................           320               525
   Accounts receivable, less allowance for doubtful accounts of $157 and $160            961             1,015
   Inventories, net...........................................................           482               479
   Deferred income taxes......................................................           129               129
   Other current assets.......................................................           163               153
                                                                                   ---------       -----------
       Total current assets...................................................         3,206             2,977
                                                                                   ---------       -----------
NOTES RECEIVABLE FROM AFFILIATE...............................................           351               191
INVESTMENTS...................................................................           625               627
PROPERTY AND EQUIPMENT, net of accumulated depreciation of $3,872 and  $3,604          6,939             6,916
FRANCHISE RIGHTS..............................................................        16,617            16,611
GOODWILL......................................................................         6,446             6,446
OTHER INTANGIBLE ASSETS, net of accumulated amortization of $1,035 and $975            1,456             1,481
OTHER NONCURRENT ASSETS, net..................................................           452               440
                                                                                   ---------       -----------
                                                                                     $36,092           $35,689
                                                                                   =========       ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts payable...........................................................          $884              $792
   Accrued expenses and other current liabilities.............................         1,991             1,874
   Due to affiliates..........................................................           491                76
   Deferred income taxes......................................................            27                46
   Current portion of long-term debt..........................................            24                23
                                                                                   ---------       -----------
       Total current liabilities..............................................         3,417             2,811
                                                                                   ---------       -----------
LONG-TERM DEBT, less current portion..........................................         8,451             9,257
                                                                                   ---------       -----------
NOTES PAYABLE TO AFFILIATES...................................................           451                22
                                                                                   ---------       -----------
DEFERRED INCOME TAXES.........................................................         6,894             6,836
                                                                                   ---------       -----------
OTHER NONCURRENT LIABILITIES..................................................         1,224             1,265
                                                                                   ---------       -----------
MINORITY INTEREST.............................................................         1,184             1,133
                                                                                   ---------       -----------
COMMITMENTS AND CONTINGENCIES (NOTE 8)
STOCKHOLDERS' EQUITY
   Preferred stock - authorized 20,000,000 shares; issued, zero ..............
   Class A common stock, $1.00 par value - authorized,
     200,000,000 shares; issued, 21,591,115 ..................................            22                22
   Class A special common stock, $1.00 par value - authorized,
     2,500,000,000 shares; issued 916,198,519.................................           916               916
   Class B common stock, $1.00 par value - authorized, 50,000,000 shares;
     issued, 9,444,375 .......................................................             9                 9
   Additional capital.........................................................        11,818            11,818
   Retained earnings..........................................................         1,710             1,595
   Accumulated other comprehensive income (loss)..............................            (4)                5
                                                                                   ---------       -----------
       Total stockholders' equity.............................................        14,471            14,365
                                                                                   ---------       -----------
                                                                                     $36,092           $35,689
                                                                                   =========       ===========

See notes to condensed consolidated financial statements.

                                COMCAST HOLDINGS CORPORATION AND SUBSIDIARIES
                                                  FORM 10-Q
                                         QUARTER ENDED MARCH 31, 2003
                                CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                                 (Unaudited)

                                                                                      (Dollars in millions)
                                                                                   Three Months Ended March 31,
                                                                                      2003           2002
                                                                                    ---------      ---------
REVENUES
    Service revenues.........................................................          $1,875         $1,679
    Net sales from electronic retailing......................................           1,062            988
                                                                                    ---------      ---------
                                                                                        2,937          2,667
                                                                                    ---------      ---------
COSTS AND EXPENSES
    Operating (excluding depreciation).......................................             844            743
    Cost of goods sold from electronic retailing (excluding depreciation)                 673            629
    Selling, general and administrative......................................             528            487
    Depreciation.............................................................             323            334
    Amortization.............................................................              57             53
                                                                                    ---------      ---------
                                                                                        2,425          2,246
                                                                                    ---------      ---------
OPERATING INCOME.............................................................             512            421
OTHER INCOME (EXPENSE)
    Interest expense.........................................................            (172)          (187)
    Investment loss, net.....................................................             (35)          (248)
    Equity in net losses of affiliates.......................................             (13)            (5)
    Other expense............................................................              (1)           (23)
                                                                                    ---------      ---------
                                                                                         (221)          (463)
                                                                                    ---------      ---------

INCOME (LOSS) BEFORE INCOME TAXES AND MINORITY INTEREST......................             291            (42)
INCOME TAX EXPENSE...........................................................            (121)            (3)
                                                                                    ---------      ---------
INCOME (LOSS) BEFORE MINORITY INTEREST ......................................             170            (45)
MINORITY INTEREST............................................................             (55)           (44)
                                                                                    ---------      ---------
NET INCOME (LOSS)............................................................            $115           ($89)
                                                                                    =========      =========




See notes to condensed consolidated financial statements.

                              COMCAST HOLDINGS CORPORATION AND SUBSIDIARIES
                                                FORM 10-Q
                                       QUARTER ENDED MARCH 31, 2003
                              CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                               (Unaudited)


                                                                              (Dollars in millions)
                                                                          Three Months Ended March 31,
                                                                              2003            2002
                                                                          ------------    -------------
OPERATING ACTIVITIES
   Net income (loss)....................................................          $115             ($89)
   Adjustments to reconcile net income (loss) to net cash provided by operating activities:
     Depreciation.......................................................           323              334
     Amortization.......................................................            57               53
     Non-cash interest expense, net.....................................             7               12
     Equity in net losses of affiliates.................................            13                5
     Losses (gains) on investments and other (income) expense, net                  40              277
     Minority interest..................................................            55               44
     Deferred income taxes..............................................            39               17
     Proceeds from sales of trading securities..........................            32
     Other..............................................................           (29)             (37)
                                                                          ------------    -------------
                                                                                   652              616
     Changes in working capital, net of effects of acquisitions and divestitures
       Decrease (increase) in accounts receivable, net..................            54              (13)
       (Increase) decrease in inventories, net..........................            (3)              28
       Increase in other current assets.................................           (10)             (47)
       Increase (decrease) in accounts payable, accrued expenses and
         other current liabilities......................................           192              (65)
                                                                          ------------    -------------
                                                                                   233              (97)

       Net cash provided by operating activities........................           885              519
                                                                          ------------    -------------

FINANCING ACTIVITIES
   Proceeds from borrowings.............................................           210              520
   Retirements and repayments of debt...................................        (1,016)            (451)
   Net transactions with affiliates.....................................           415
   Proceeds from notes payable to affiliates............................           429
   Other................................................................                             62
                                                                          ------------    -------------

       Net cash provided by financing activities........................            38              131
                                                                          ------------    -------------

INVESTING ACTIVITIES
   Acquisitions, net of cash acquired...................................                            (12)
   Proceeds from sales of (purchases of) short-term investments, net                (8)               1
   Proceeds from sales of investments...................................           115               13
   Increase in notes receivable from affiliate..........................          (160)
   Purchases of investments.............................................           (11)              (4)
   Capital expenditures.................................................          (354)            (399)
   Additions to intangible and other noncurrent assets..................           (30)             (56)
                                                                          ------------    -------------

       Net cash used in investing activities............................          (448)            (457)
                                                                          ------------    -------------

INCREASE IN CASH AND CASH EQUIVALENTS...................................           475              193

CASH AND CASH EQUIVALENTS, beginning of period..........................           676              350
                                                                          ------------    -------------

CASH AND CASH EQUIVALENTS, end of period................................        $1,151             $543
                                                                          ============    =============


See notes to condensed consolidated financial statements.

                  COMCAST HOLDINGS CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 2003
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     Basis of Presentation
     Comcast Holdings Corporation ("Comcast Holdings") and its subsidiaries (the "Company") has prepared these unaudited condensed consolidated financial statements based upon Securities and Exchange Commission ("SEC") rules that permit reduced disclosure for interim periods. The Company is an indirect wholly owned subsidiary of Comcast Corporation ("Comcast").

     These financial statements include all adjustments that are necessary for a fair presentation of the Company's results of operations and financial condition for the interim periods shown including normal recurring accruals and other items. The results of operations for the interim periods presented are not necessarily indicative of results for the full year.

     For a more complete discussion of the Company's accounting policies and certain other information, refer to the financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

     Reclassifications
     Certain reclassifications have been made to the prior year financial statements to conform to those classifications used in 2003. In the first quarter of 2003, QVC, Inc. ("QVC") completed the sale of its infomercial operations in Mexico ("QVC Mexico"). The results of operations for QVC Mexico for the 2003 and 2002 interim periods were not significant and are included in equity in net losses of affiliates in the Company's consolidated statement of operations.

2.   RECENT ACCOUNTING PRONOUNCEMENTS

     SFAS No. 143
     The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations," in June 2001. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company adopted SFAS No. 143 on January 1, 2003, in accordance with the new statement. The adoption of SFAS No. 143 had no impact on the Company's financial condition or results of operations.

     SFAS No. 148
     The FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," in December 2002. SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 to require disclosure about the effects on reported net income of an entity's stock-based employee compensation in interim financial statements. SFAS No. 148 is effective for fiscal years beginning after December 31, 2002. The Company adopted SFAS No. 148 on January 1, 2003. The Company did not change to the fair value based method of accounting for stock-based employee compensation. Accordingly, the adoption of SFAS No. 148 would only affect the Company's financial condition or results of operations if Comcast elects to change to the fair value method specified in SFAS No. 123. The adoption of SFAS No. 148 requires the Company to disclose the effects of its stock-based employee compensation in interim financial statements beginning with the first quarter of 2003 (see Note 6).

     SFAS No. 149
     On April 30, 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS No. 149"). The Statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, for hedging relationships designated after June 30, 2003, and to certain preexisting contracts. The Company will adopt SFAS No. 149 on a

                  COMCAST HOLDINGS CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 2003
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

     prospective basis at its effective date in the fiscal third quarter. The Company is assessing the impact SFAS No. 149 may have on its financial statements.

     FIN 45
     In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 expands on the accounting guidance of SFAS No.'s 5, 57, and 107 and supercedes FIN 34. FIN 45 clarifies that a guarantor is required to disclose in its interim and annual financial statements its obligations under certain guarantees that it has issued, including the nature and terms of the guarantee, the maximum potential amount of future payments under the guarantee, the carrying amount, if any, for the guarantor's obligations under the guarantee, and the nature and extent of any recourse provisions or available collateral that would enable the guarantor to recover the amounts paid under the guarantee. FIN 45 also clarifies that, for certain guarantees, a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. FIN 45 does not prescribe a specific approach for subsequently measuring the guarantor's recognized liability over the term of the related guarantee. The initial recognition and initial measurement provisions of FIN 45 apply on a prospective basis to certain guarantees issued or modified after December 31, 2002. The disclosure requirements in FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company adopted the disclosure provisions of FIN 45 in the fourth quarter of 2002 and adopted the initial recognition and measurement provisions of FIN 45 on January 1, 2003, as required by the Interpretation. The impact of the adoption of FIN 45 will depend on the nature and terms of guarantees entered into or modified by the Company in the future. The adoption of FIN 45 in the first quarter of 2003 did not have a material impact on the Company's consolidated financial statements (see Note 8).

3.   INVESTMENTS

                                                                             March 31,         December 31,
                                                                               2003                2002
                                                                            -----------       --------------
                                                                                     (in millions)
     Fair value method
          AT&T Corp....................................................            $110                 $287
          Sprint Corp. PCS Group.......................................             334                  369
          Other .......................................................              72                   74
                                                                            -----------       --------------
                                                                                    516                  730

     Equity method.....................................................             314                  317
     Cost method.......................................................             115                  105
                                                                            -----------       --------------
          Total investments............................................             945                1,152
     Less, current investments.........................................             320                  525
                                                                            -----------       --------------
     Non-current investments...........................................            $625                 $627
                                                                            ===========       ==============

     Fair Value Method
     The Company holds unrestricted equity investments in certain publicly traded companies, which it accounts for as available for sale or trading securities. The net unrealized pre-tax gains on investments accounted for as available for sale securities as of March 31, 2003 and December 31, 2002 of $46 million and $70 million, respectively, have been reported in the Company's consolidated balance sheet principally as a component of accumulated other comprehensive income (loss), net of related deferred income taxes of $16 million and $25 million, respectively.

                  COMCAST HOLDINGS CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 2003
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

     The cost, fair value and gross unrealized gains and losses related to the Company's available for sale securities are as follows (in millions):


                                                                             March 31,         December 31,
                                                                               2003                2002
                                                                            -----------         -----------
     Cost.............................................................             $121                $269
     Gross unrealized gains...........................................               46                  71
     Gross unrealized losses..........................................                                   (1)
                                                                            -----------         -----------

     Fair value.......................................................             $167                $339
                                                                            ===========         ===========

     Investment Loss, Net
     Investment loss, net for the interim periods includes the following (in millions):


                                                                                   Three Months Ended
                                                                                       March 31,
                                                                               2003                2002
                                                                            -----------         -----------
     Interest and dividend income.........................................           $5                  $7
     Gains on sales and exchanges of investments, net                                22                   2
     Investment impairment losses.........................................          (55)                (13)
     Unrealized losses on trading securities..............................           (2)             (1,020)
     Mark to market adjustments on derivatives related
          to trading securities...........................................            3                 847
     Mark to market adjustments on derivatives and hedged items                      (8)                (71)
                                                                            -----------         -----------

          Investment loss, net............................................         ($35)              ($248)
                                                                            ===========         ===========

4.   GOODWILL

     The changes in the  carrying  amount of goodwill by business  segment  (see
     Note 9) for the periods presented are as follows (in millions):


                                                                                      Corporate
                                                         Cable          Commerce      and Other            Total
                                                      ------------    ------------   ------------   ------------
     Balance, December 31, 2002......................       $4,693            $835           $918         $6,446
         Intersegment transfers......................           20                            (20)
                                                      ------------    ------------   ------------   ------------
     Balance, March 31, 2003.........................       $4,713            $835           $898         $6,446
                                                      ============    ============   ============   ============

5.   LONG-TERM DEBT

     The Cross-Guarantee Structure
     To simplify Comcast's capital structure, effective with its acquisition of AT&T Corp.'s broadband business ("Broadband") on November 18, 2002, Comcast and four of its cable holding company subsidiaries, including the Company's wholly owned subsidiary Comcast Cable Communications, Inc. ("Comcast Cable"), fully and unconditionally guaranteed each other's debt securities (the "Cross-Guarantee Structure"). Comcast Holdings is not a guarantor, and none of its debt is guaranteed. Comcast MO of Delaware, Inc. (formerly, MediaOne of Delaware, Inc. and Continental Cablevision, Inc.) was not originally a part of the Cross-Guarantee Structure. On March 12, 2003, Comcast announced the successful completion of a bondholder consent solicitation related to

                  COMCAST HOLDINGS CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 2003
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

     Comcast MO of Delaware, Inc.'s $1.7 billion aggregate principal amount in debt securities to permit it to become part of the Cross-Guarantee Structure. As of March 31, 2003, $24.432 billion of Comcast's debt securities were entitled to the benefits of the Cross-Guarantee Structure, including $7.093 billion of Comcast Cable's debt securities.

     Repayments and Redemptions of Debt
     On March 31, 2003, in connection with the closing of the restructuring of Time Warner Entertainment Company L.P., an investment accounted for under the cost method by Comcast, Comcast received $2.1 billion in cash which was used to repay debt, including $800 million of amounts outstanding under Comcast Cable's revolving credit facility.

     On May 9, 2003, the Company redeemed, at its scheduled redemption price, the outstanding principal amount of its 8 1/4% senior subordinated notes due 2008. The Company refinanced the redemption with amounts available under the Company's existing credit facilities. As of March 31, 2003, $150 million of these notes were outstanding.

     ZONES
     At maturity, holders of the Company's 2.0% Exchangeable Subordinated Debentures due 2029 (the "ZONES") are entitled to receive in cash an amount equal to the higher of the principal amount of the ZONES or the market value of Sprint PCS common stock. Prior to maturity, each ZONES is exchangeable at the holders' option for an amount of cash equal to 95% of the market value of Sprint PCS Stock. As of March 31, 2003, the number of Sprint PCS shares held by the Company exceeded the number of ZONES outstanding.

     The Company split the accounting for the ZONES into derivative and debt components. The Company records the change in the fair value of the derivative component of the ZONES (see Note 3) and the change in the carrying value of the debt component of the ZONES as follows (in millions):


                                                                     ZONES
                                                           --------------------------
                                                               Three Months Ended
                                                                   March 31,
                                                              2003           2002
                                                           -----------    -----------
      Balance at Beginning of Period:
      Debt component................................              $491           $468
      Derivative component..........................               208          1,145
                                                           -----------    -----------
      Total                                                        699          1,613

      Increase in debt component
      to interest expense...........................                 6              6
      Decrease in derivative component
      to investment loss, net.......................                (1)          (664)

      Balance at End of Period:
      Debt component................................               497            474
      Derivative component..........................               207            481
                                                           -----------    -----------
      Total                                                       $704           $955
                                                           ===========    ===========

     Interest Rates
     Excluding the derivative component of the ZONES whose changes in fair value are recorded to investment loss, net, the Company's effective weighted average interest rate on its total debt outstanding was 7.51% and 7.07% as of March 31, 2003 and December 31, 2002, respectively.

                  COMCAST HOLDINGS CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 2003
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

     Derivatives
     The Company uses derivative financial instruments to manage its exposure to fluctuations in interest rates and securities prices. The Company has issued indexed debt instruments and prepaid forward sale agreements whose value, in part, is derived from the market value of certain publicly traded common stock.

     Lines and Letters of Credit
     As of March 31, 2003, certain subsidiaries of the Company had unused lines of credit of $4.397 billion under their respective credit facilities. On May 5, 2003, Comcast borrowed an aggregate of $2.75 billion, representing all amounts available under two new credit agreements. The new credit agreements replaced the Company's 364-day credit facility, which expired in May 2003. As a result of the refinancing, amounts available under the Company's unused lines of credit were reduced to $2.472 billion.

     As of March 31, 2003, the Company and certain of its subsidiaries had unused irrevocable standby letters of credit totaling $43 million to cover potential fundings under various agreements.

6. STOCKHOLDERS' EQUITY

     Stock-Based Compensation
     The Company accounts for stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations, as permitted by SFAS No. 123, "Accounting for Stock-Based Compensation," as amended. Compensation expense for stock options is measured as the excess, if any, of the quoted market price of the stock at the date of the grant over the amount an employee must pay to acquire the stock. The Company records compensation expense for restricted stock awards based on the quoted market price of the stock at the date of the grant and the vesting period. The Company records compensation expense for stock appreciation rights based on the changes in quoted market prices of the stock or other determinants of fair value.

     The following table illustrates the effect on net income (loss) if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation (dollars in millions):


                                                                         Three Months Ended
                                                                             March 31,
                                                                         2003          2002
                                                                      ----------    ----------
     Net income (loss), as reported..................................       $115          ($89)

     Deduct: Total stock-based compensation
          expense determined under fair value based method
          for all awards, net of related tax effects                         (21)          (33)
                                                                      ----------    ----------

     Pro forma, net income (loss)....................................        $94         ($122)
                                                                      ==========    ==========


     Total stock-based compensation expense was determined under the fair value method for all awards assuming accelerated vesting of the Company's stock options as permitted under SFAS No. 123. Had the Company applied the fair value recognition provisions of SFAS No. 123 assuming straight-line rather than accelerated vesting of its stock options, total stock-based compensation expense, net of related tax effects, would have been $19 million and $27 million for the interim periods in 2003 and 2002, respectively.

     The weighted-average fair value at date of grant of a Class A common stock option granted under Comcast's option plans during the 2003 interim period was $11.62. The weighted-average fair value at date of grant of a Class A Special common stock option granted under the option plans during the interim period in 2002 was $16.43. The

                  COMCAST HOLDINGS CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 2003
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

     fair value of each option  granted  during the interim  periods in 2003 and
     2002  was   estimated  on  the  date  of  grant  using  the   Black-Scholes
     option-pricing model with the following weighted-average assumptions:


                                           Three Months Ended March 31,
                                              2003              2002
                                         ---------------------------------
                                            Class A       Class A Special
                                          Common Stock      Common Stock
                                         ---------------  ----------------
     Dividend yield.....................         0%               0%
     Expected volatility................      29.2%            29.2%
     Risk-free interest rate............       3.8%             5.3%
     Expected option lives (in years)          8.0              8.0
     Forfeiture rate....................       3.0%             3.0%

     The pro forma effect on net income (loss) for the interim periods by applying SFAS No. 123 may not be indicative of the effect on net income or loss in future years since SFAS No. 123 does not take into consideration pro forma compensation expense related to awards made prior to January 1, 1995 and since additional awards in future years are anticipated.

     Comprehensive Income (Loss)
     The Company's total comprehensive income (loss) for the interim periods was as follows (in millions):


                                                               Three Months Ended
                                                                    March 31,
                                                               2003         2002
                                                             ---------  ----------
     Net income (loss)....................................        $115        ($89)
     Unrealized losses on marketable securities                    (37)       (141)
     Reclassification adjustments for losses
       included in net income (loss)......................          22           5
     Unrealized losses on the effective portion of
      ....................................cash flow hedges                      (4)
     Foreign currency translation gains (losses)                     6         (12)
                                                             ---------  ----------
     Comprehensive income (loss)..........................        $106       ($241)
                                                             =========  ==========

7.   STATEMENT OF CASH FLOWS - SUPPLEMENTAL INFORMATION

     The Company made cash payments for interest and income taxes during the interim periods as follows (in millions):


                                                                        Three Months Ended
                                                                            March 31,
                                                                        2003         2002
                                                                      --------     ---------
     Interest........................................................     $106          $110
     Income taxes....................................................      $36           $30

8.   COMMITMENTS AND CONTINGENCIES

     Contingencies
     On March 3, 2003, Comcast announced that Liberty Media Corporation ("Liberty") delivered a notice to it, pursuant to the stockholders agreement between the Company and Liberty, that triggers an exit rights process with respect to Liberty's approximate 42% interest in QVC. An appraisal process will determine the value of QVC. The Company will then have the right to purchase Liberty's interest in QVC based on the determined value. The

                  COMCAST HOLDINGS CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 2003
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

     Company may pay Liberty for the QVC stock in cash, in a promissory note maturing not more than three years after issuance, in Comcast's equity securities or in a combination of these, subject to Liberty's right to request payment in all equity securities and the parties' obligation to use reasonable efforts to consummate the purchase in the most tax efficient method available (provided that Comcast is not required to issue securities representing more than 4.9% of the outstanding equity or vote of Comcast's common stock). If the Company elects not to purchase Liberty's interest in QVC, Liberty then will have a similar right to purchase the Company's approximate 57% interest in QVC. If neither the Company nor Liberty elect to purchase the interest of the other, then the Company and Liberty are required to use their best efforts to sell QVC; either company is permitted to be a purchaser in any such sale. The Company and Liberty may agree not to enter into a transaction, or may agree to a transaction other than that specified in the stockholders agreement. Under the current terms of the stockholders agreement between the Company and Liberty, the Company would no longer control QVC if it elects not to purchase Liberty's interest in QVC.

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

                  COMCAST HOLDINGS CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 2003
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

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

     On November 18, 2002, the Company and Comcast filed suit against Starz Encore in the United States District Court for the Eastern District of Pennsylvania. The Company and Comcast seek a declaratory judgment that, pursuant to their rights under a March 17, 1999 contract with a predecessor of Starz Encore, upon the completion of the Broadband acquisition that contract now provides the terms under which Starz Encore programming is acquired and transmitted by Comcast's cable systems. On January 8, 2003, Starz Encore filed a motion to dismiss the lawsuit on the grounds that claims asserted by the Company and Comcast raised issues of state law that the United States District Court should decline to decide. The Company and Comcast have responded contesting these assertions. That motion has been submitted to the Court for decision.

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

     On April 3, 2003, the Company and Comcast filed a motion for summary judgment in the federal action in Pennsylvania. On April 16, 2003, Starz Encore filed a motion seeking (i) to strike the affidavit supporting the summary judgment motion or, in the alternative, (ii) a general postponement of Starz Encore's response date (or at a minimum a three week extension). On April 29, 2003, the Company and Comcast filed an opposition to Starz Encore's motion. The Court has not yet ruled on either motion.

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

     On May 10, 2002, Broadband filed a demand for arbitration against CSG before the American Arbitration Association asserting, among other things, the right to terminate the master agreement and seeking damages under the most favored nation provision or otherwise. On May 31, 2002, CSG answered Broadband's arbitration demand and asserted various counterclaims, including for (i) breach of the master agreement; (ii) a declaration that Comcast is now bound by the master agreement to use CSG as its exclusive provider for certain billing and customer care

                  COMCAST HOLDINGS CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 2003
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

     services;   (iii)  tortious   interference  with  prospective   contractual
     relations; and (iv) civil conspiracy. A hearing in the arbitration commenced on May 9, 2003.

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

     In connection with a license awarded to an affiliate, the Company is contingently liable in the event of nonperformance by the affiliate to reimburse a bank which has provided a performance guarantee. The amount of the performance guarantee is approximately $165 million; however the Company's current estimate of the amount of expenditures (principally in the form of capital expenditures) that will be made by the affiliate necessary to comply with the performance requirements will not exceed $50 million.

                  COMCAST HOLDINGS CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 2003
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

9.   FINANCIAL DATA BY BUSINESS SEGMENT

     The following represents the Company's significant business segments, "Cable" and "Commerce." The components of net income (loss) below operating income (loss) before depreciation and amortization are not separately evaluated by the Company's management on a segment basis (in millions).

                                                                                    Corporate and
                                                           Cable         Commerce       Other (1)        Total
                                                           -----         --------   -------------        -----
Three Months Ended March 31, 2003
---------------------------------
Revenues (2).........................................      $1,645          $1,062           $230         $2,937
Operating income before depreciation
     and amortization (3)............................         675             211              6            892
Depreciation and amortization........................         299              31             50            380
Operating income (loss)..............................         376             180            (44)           512
Interest expense.....................................         139               1             32            172
Capital expenditures.................................         335              13              6            354

Three Months Ended March 31, 2002
---------------------------------
Revenues (2).........................................      $1,469            $988           $210         $2,667
Operating income before depreciation
     and amortization (3)............................         597             192             19            808
Depreciation and amortization........................         293              27             67            387
Operating income (loss)..............................         304             165            (48)           421
Interest expense.....................................         146               3             38            187
Capital expenditures.................................         358              32              9            399

As of March 31, 2003
--------------------
Assets...............................................     $29,006          $3,083         $4,003        $36,092
Long-term debt, less current portion                        7,103                          1,348          8,451

As of December 31, 2002
-----------------------
Assets...............................................     $29,844          $3,000         $2,845        $35,689
Long-term debt, less current portion                        7,908               1          1,348          9,257
_______________

(1) Other includes segments not meeting certain quantitative guidelines for reporting including the Company's content operations and elimination entries related to the segments presented. Corporate and other assets consist primarily of the Company's investments and intangible assets related to the Company's content operations (see Notes 3 and 4).
(2) Revenues include $215 million and $140 million during the 2003 and 2002 interim periods, respectively, of non-US revenues, principally related to the Company's commerce segment. No single customer accounted for a significant amount of the Company's revenues in any period.
(3) Operating income before depreciation and amortization is commonly referred to in the Company's businesses as EBITDA. EBITDA is the measure of profit or loss used to evaluate performance of all of the Company's operating segments and operating units within all of the Company's segments. EBITDA is defined as operating income before depreciation and amortization and impairment charges, if any, related to fixed and intangible assets. As such, it eliminates the significant level of non-cash depreciation and amortization expense that results from the capital intensive nature of the Company's businesses and intangible assets recognized in business combinations and is unaffected by the Company's capital structure or investment activities. EBITDA is frequently used as one of the bases for comparing the Company's operating performance with other companies in the Company's industries, although the Company's measure of EBITDA may not be directly comparable to similarly titled measures of other companies. EBITDA should not be considered as a substitute for operating income (loss), net income
         (loss), net cash provided by operating activities or other measures of performance or liquidity reported in accordance with GAAP.

                  COMCAST HOLDINGS CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 2003
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)


10.  RELATED PARTY TRANSACTIONS

     QVC has an affiliation agreement with Comcast Cable Communications Holdings, Inc. ("CCCH"), a wholly owned subsidiary of Comcast, to carry QVC's programming. In return for carrying QVC programming, QVC pays CCCH an allocated portion, based upon market share, of a percentage of net sales of merchandise sold to QVC customers located in CCCH's service area. These amounts, which are included in selling, general and administrative expenses in the Company's consolidated statement of operations, totaled $4 million during the 2003 interim period. Amounts related to a similar affiliation agreement between QVC and Comcast Cable are eliminated in the Company's consolidated financial statements.

     The  Company's  content  businesses  generate a portion  of their  revenues through the sale of subscriber services to CCCH under affiliation agreements. These amounts, which are included in service revenues in the Company's consolidated statement of operations, totaled $9 million during the 2003 interim period. Amounts related to similar affiliation agreements between the Company's content businesses and Comcast Cable are eliminated in the Company's consolidated financial statements.

     Effective January 1, 2003, Comcast has entered into management agreements with the Company's cable subsidiaries. The management agreements generally provide that Comcast supervise the management and operations of the cable systems and arrange for and supervise certain administrative functions. As compensation for such services, the agreements provide for Comcast to charge management fees based on a percentage of gross revenues. These charges, which are included in selling, general and administrative expenses in the Company's consolidated statement of operations, totaled $37 million during the 2003 interim period. During the 2002 interim period, similar management agreements existed between Comcast Cable and its subsidiaries. Accordingly, amounts related to those agreements were eliminated in the Company's consolidated financial statements during the 2002 interim period.

     Effective January 1, 2003, Comcast Cable reimburses Comcast Cable Communications Management, LLC ("CCCM"), a wholly owned subsidiary of Comcast but not of the Company, for certain costs under a cost sharing agreement. These charges, which are included in selling, general and administrative expenses in the Company's consolidated statement of operations, totaled $33 million during the 2003 interim period. During the 2002 interim period, a similar cost sharing agreement existed between Comcast Cable and its subsidiaries. Accordingly, amounts related to that agreement were eliminated in the Company's consolidated financial statements during the 2002 interim period.

     Effective upon the closing of Comcast's acquisition of Broadband on November 18, 2002, the Company purchases certain other services, including insurance and employee benefits, from Comcast under cost sharing agreements on terms that reflect Comcast's actual cost. These charges, which are included in selling, general and administrative expenses in the Company's consolidated statement of operations, totaled $38 million during the 2003 interim period. During the 2002 interim period, similar cost sharing agreements existed between Comcast Holdings and Comcast Cable. Accordingly, amounts related to those agreements were eliminated in the Company's consolidated financial statements during the 2002 interim period.

     Comcast Financial Agency Corporation ("CFAC"), an indirect wholly owned subsidiary of the Company, provides cash management services to Comcast and CCCH. Under this arrangement, Comcast's and CCCH's cash receipts are deposited with and held by CFAC, as custodian and agent, which invests and disburses such funds at the direction of the Company. Interest income related to cash deposited by Comcast and CCCH in CFAC was not significant during the 2003 interim period.

     Current due to affiliates in the Company's consolidated balance sheet primarily consists of amounts due to Comcast and its affiliates under the management and cost sharing agreements described above and amounts payable to Comcast and its affiliates as reimbursements for costs incurred, in the ordinary course of business, by such affiliates on behalf of the Company.

                  COMCAST HOLDINGS CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 2003
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONCLUDED
                                   (Unaudited)

     As of March 31, 2003 and December 31, 2002, notes receivable from affiliate consist of an aggregate of $351 million and $191 million principal amount, respectively, of notes receivable from Comcast. The notes receivable bear interest at rates ranging from 5.25% to 7.5% and are due between 2012 and 2013. As of March 31, 2003 and December 31, 2002, notes payable to affiliates consist of an aggregate of $451 million and $22 million principal amount, respectively, of notes payable to Comcast and a subsidiary of CCCH. The notes payable bear interest at rates ranging from 5.25% to 7.5% and are due between 2012 and 2013. Interest relating to such notes as of March 31, 2003 and December 31, 2002 was not significant and is included in due to affiliates in the Company's consolidated balance sheet.

                  COMCAST HOLDINGS CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 2003


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Information for this item is omitted pursuant to SEC General Instruction H to Form 10-Q, except as noted below.

     We  are  an  indirect  wholly  owned  subsidiary  of  Comcast   Corporation
("Comcast").

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

     Our summarized financial information for the interim periods is as follows (dollars in millions, "NM" denotes percentage is not meaningful):


                                                                 Three Months Ended
                                                                      March 31,         Increase / (Decrease)
                                                                  2003        2002          $           %
                                                                ---------   ---------   ----------  ---------
Revenues.....................................................      $2,937      $2,667         $270       10.1%
Cost of goods sold from electronic retailing                          673         629           44        7.0
Operating, selling, general and administrative expenses             1,372       1,230          142       11.5
Depreciation and amortization................................         380         387           (7)      (1.8)
                                                                ---------   ---------   ----------  ---------
Operating income.............................................         512         421           91       21.6
Interest expense.............................................        (172)       (187)         (15)      (8.0)
Investment loss, net.........................................         (35)       (248)        (213)     (85.9)
Equity in net losses of affiliates...........................         (13)         (5)           8      160.0
Other expense................................................          (1)        (23)         (22)     (95.7)
Income tax expense...........................................        (121)         (3)         118         NM
Minority interest............................................         (55)        (44)          11       25.0
                                                                ---------   ---------   ----------  ---------
Net income (loss)............................................        $115        ($89)        $204         NM
                                                                =========   =========   ==========  =========
Operating income before depreciation and amortization (1)            $892        $808          $84       10.4%
                                                                =========   =========   ==========  =========
____________

(1) Operating income before depreciation and amortization is commonly referred to in our businesses as EBITDA. EBITDA is the measure of profit or loss used to evaluate performance of all of our operating segments and operating units within all of our segments. EBITDA is defined as operating income before depreciation and amortization and impairment charges, if any, related to fixed and intangible assets. As such, it eliminates the significant level of non-cash depreciation and amortization expense that results from the capital intensive nature of our businesses and intangible assets recognized in business combinations and is unaffected by our capital structure or investment activities. EBITDA is frequently used as one of the bases for comparing our operating performance with other companies in our industries, although our measure of EBITDA may not be directly comparable to similarly titled measures of other companies. Because we use EBITDA as the measure of our segment profit or loss, we reconcile it to operating income, the most directly comparable financial measure calculated and presented in accordance with Generally Accepted Accounting Principles
         (GAAP), in the business segment footnote to our financial statements. Therefore, we believe our measure of EBITDA is not a Non-GAAP financial measure as contemplated by Regulation G adopted by the Securities and Exchange Commission. EBITDA should not be considered as a substitute for operating income (loss), net income (loss), net cash provided by operating activities or other measures of performance or liquidity reported in accordance with GAAP.

                  COMCAST HOLDINGS CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 2003

Consolidated Operating Results

     Revenues

     The increase in consolidated revenues for the interim period from 2002 to 2003 is primarily attributable to an increase in service revenues in our Cable segment and, to a lesser extent, to an increase in net sales in our Commerce segment (see "Operating Results by Business Segment" below). The remaining increase is primarily the result of increases in revenues from our content operations, principally due to increases in distribution of our cable channels.

     Cost of goods sold from electronic retailing

     Refer to the "Commerce" section of "Operating Results by Business Segment" below for a discussion of the increase in cost of goods sold from electronic retailing.

     Operating, selling, general and administrative expenses

     The increase in consolidated operating, selling, general and administrative expenses for the interim period from 2002 to 2003 is primarily attributable to increases in expenses in our Cable segment and, to a lesser extent, to increases in expenses in our Commerce segment (see "Operating Results by Business Segment" below). The remaining increases are primarily the result of increased expenses in our content operations, principally due to growth in our historical operations.

Operating Results by Business Segment

     The following represent the operating results of our significant business segments, "Cable" and "Commerce." The remaining components of our operations are not independently significant to our consolidated financial condition or results of operations. Refer to Note 9 to our financial statements included in Item 1 for a summary of our financial data by business segment.

Cable

     The following table presents financial information for our Cable segment (dollars in millions).

                                                                  Three Months Ended
                                                                       March 31,                Increase
                                                                   2003        2002           $           %
                                                                 ---------   ---------    ---------    --------
Video........................................................       $1,230      $1,150          $80         7.0%
High-speed Internet..........................................          204         119           85        71.3
Advertising sales............................................           92          81           11        13.9
Other........................................................           68          68
Franchise fees...............................................           51          51
                                                                 ---------   ---------    ---------    --------
     Revenues................................................        1,645       1,469          176        12.0
Operating, selling, general and administrative expenses .....          970         872           98        11.3
                                                                 ---------   ---------    ---------    --------
Operating income before depreciation
     and amortization (a)....................................         $675        $597          $78        12.9%
                                                                 =========   =========    =========    ========
_______________

(a) See footnote (1) on page 17.

     Video revenue consists of our basic, expanded basic, premium, pay-per-view, equipment and digital cable services. The $80 million increase in video revenues for the interim period from 2002 to 2003 is attributable to the effects of subscriber growth, driven principally by growth in digital subscribers, and rate increases. From March 31, 2002 to March 31, 2003, we added approximately 466,000 digital subscribers or a 25.1% increase in digital subscribers. During the 2003 interim period, we added approximately 76,000 digital subscribers.

     The increase in high-speed Internet revenue for the interim period from 2002 to 2003 is primarily due to growth in high-speed Internet subscribers. From March 31, 2002 to March 31, 2003, we added approximately 678,000 high-speed Internet subscribers or a 65.1%

                  COMCAST HOLDINGS CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 2003


increase in high-speed Internet subscribers. During the 2003 interim period, we added approximately 192,000 high-speed Internet subscribers.

     The increase in advertising sales revenue for the interim period from 2002 to 2003 is primarily due to the effects of a stronger advertising market and the continued leveraging of our market-wide fiber interconnects.

     Other  revenue  includes  phone  revenues,   installation  revenues,  guide
revenues, commissions from electronic retailing, revenues of our regional sports programming networks and revenue from other product offerings.

     The increase in operating, selling, general and administrative expense for the interim period from 2002 to 2003 is primarily due to the effects of increases in the costs of cable programming, high-speed Internet subscriber growth, and, to a lesser extent, increases in labor costs and other volume related expenses.

     Our cost of programming increases as a result of changes in rates, subscriber growth, additional channel offerings and our acquisitions. We anticipate the cost of cable programming will increase in the future as cable programming rates increase and additional sources of cable programming become available.

Commerce (QVC, Inc. and Subsidiaries)                             Three Months Ended
                                                                       March 31,                Increase
                                                                   2003        2002           $           %
                                                                 ---------   ---------    ---------    --------
Net sales from electronic retailing..........................       $1,062        $988          $74         7.5%
Cost of goods sold from electronic retailing                           673         629           44         7.0
Operating, selling, general and administrative
     expenses................................................          178         167           11         6.6
                                                                 ---------   ---------    ---------    --------
Operating income before depreciation
     and amortization (a)....................................         $211        $192          $19         9.8%
                                                                 =========   =========    =========    ========
Gross margin.................................................         36.6%       36.4%
                                                                 =========   =========
_______________

(a) See footnote (1) on page 17.

     The $74 million increase in net sales from electronic retailing for the interim period from 2002 to 2003 is attributable to increases in net sales in Germany, Japan, and the United Kingdom, and to the effects of fluctuations in foreign currency exchange rates during the interim periods. Net sales from electronic retailing in the United States for the interim period in 2003 were flat as compared to the prior year period, principally as a result of a decrease in net sales per home. Changes in the average number of homes receiving QVC services and net sales per home as compared to the prior year interim period are as follows:


                                                       Three Months Ended
                                                         March 31, 2003
                                                     -----------------------


Increase in average number of homes.................          3.1%

Decrease in net sales per home......................          2.6%


     It is unlikely that the number of homes receiving the QVC service domestically will continue to grow at rates comparable to prior periods given that the QVC service is already received by approximately 97% of all U.S. cable television homes and substantially all satellite television homes in the U.S. Future growth in sales will depend increasingly on continued additions of new customers from homes already receiving the QVC service and growth in repeat sales to existing customers.

     The increase in cost of goods sold is primarily related to the growth in net sales. The increase in gross margin is primarily due to the effects of a shift in sales mix.

     The increase in operating, selling, general and administrative expenses is primarily attributable to higher variable costs and personnel costs associated with the increase in sales volume.

                  COMCAST HOLDINGS CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 2003


Consolidated Analysis

     Interest Expense

     The decrease in interest expense for the interim period from 2002 to 2003 is primarily attributable to the effects of our lower amount of outstanding debt as a result of our net debt repayments.

     We anticipate that, for the foreseeable future, interest expense will be significant. We believe we will continue to be able to meet our obligations through our ability both to generate cash flow from operations and to obtain external financing.
                             _______________________

     Investment Loss, Net
     Investment loss, net for the interim periods includes the following (in millions):


                                                                Three Months Ended
                                                                     March 31,
                                                                  2003        2002
                                                               ---------  ----------
Interest and dividend income...................................       $5          $7
Gains on sales and exchanges of investments, net                      22           2
Investment impairment losses...................................      (55)        (13)
Unrealized losses on trading securities........................       (2)     (1,020)
Mark to market adjustments on derivatives
     related to trading securities.............................        3         847
Mark to market adjustments on derivatives and hedged items            (8)        (71)
                                                               ---------  ----------

     Investment loss, net......................................     ($35)      ($248)
                                                               =========  ==========


     Other Expense

     The decrease in other expense for the interim period from 2002 to 2003 is attributable to the loss on the sale of one of our equity method investees in the 2002 interim period.

     Income Tax Expense

     The change in income tax expense for the interim period from 2002 to 2003 is primarily the result of the effects of changes in our income (loss) before taxes and minority interest.

     Minority Interest

     The increase in minority interest for the interim period from 2002 to 2003 is attributable to the effects of changes in the net income or loss of our less than wholly owned consolidated subsidiaries.

     We believe that our operations are not materially affected by inflation.

                  COMCAST HOLDINGS CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 2003


ITEM 4. CONTROLS AND PROCEDURES

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

PART II. OTHER INFORMATION
--------------------------

ITEM 1. LEGAL PROCEEDINGS

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

     By letter dated May 29, 2001, Broadband disputed the enforceability of the excess programming pass through provisions of the Starz Encore term sheet and questioned the validity of the term sheet as a whole. Broadband also has raised certain issues concerning the uncertainty of the provisions of the term sheet and the contractual interpretation and application of certain of its provisions to, among other things, the acquisition and disposition of

                  COMCAST HOLDINGS CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 2003


     cable systems. In July 2001, Starz Encore filed a lawsuit in Colorado state court seeking payment of the 2001 excess programming costs and a declaration that the term sheet is a binding and enforceable contract. In October 2001, Broadband and Starz Encore agreed to delay any further proceedings in the litigation until August 31, 2002 to allow the parties time to continue negotiations toward a potential business resolution of this dispute. As part of this standstill agreement, Broadband and Starz Encore settled Starz Encore's claim for the 2001 excess programming costs, and Broadband agreed to continue to make the standard monthly payments due under the term sheet, with a full reservation of rights with respect to these payments. In connection with the standstill agreement, the court granted a stay on October 30, 2001. The terms of the stay order allowed either party to petition the court to lift the stay after April 30, 2002 and to proceed with the litigation. Broadband and Starz Encore agreed to extend the standstill agreement to and including January 31, 2003, with a requirement that the parties attempt to mediate the dispute. A mediation session held in January 2003 did not result in any resolution of the matter.

     On November 18, 2002, Comcast filed suit against Starz Encore Group LLC in the United States District Court for the Eastern District of Pennsylvania. We seek a declaratory judgment that, pursuant to our rights under a March 17, 1999 contract with a predecessor of Starz Encore, upon the completion of the Broadband acquisition that contract now provides the terms under which Starz Encore programming is acquired and transmitted by Comcast's cable systems. On January 8, 2003, Starz Encore filed a motion to dismiss the lawsuit on the grounds that claims asserted by Comcast raised issues of state law that the United States District Court should decline to decide. We and Comcast have responded, contesting these assertions. That motion has been submitted to the Court for decision.

     On January 31, 2003, Starz Encore filed an amended complaint in its lawsuit against Broadband in Colorado state court. The amended complaint adds us and Comcast as defendants and adds new claims against us, Comcast and Broadband asserting alleged breaches of, and interference with, the standstill agreement relating to the lawsuit filed by us and Comcast in federal District Court in Pennsylvania and to the defendants' position that since the completion of the Broadband acquisition the March 17, 1999 contract now provides the terms under which Starz Encore programming is acquired and transmitted by our cable systems.

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

     On April 3, 2003, we and Comcast filed a motion for summary judgment in the federal action in Pennsylvania. On April 16, 2003, Starz Encore filed a motion seeking (i) to strike the affidavit supporting the summary judgment or, in the alternative, (ii) a general postponement of Starz Encore's response date (or at a minimum a three week extension). On April 29, 2003, we and Comcast filed an opposition to Starz Encore's motion. The Court has not yet ruled on either motion.

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

     On May 10, 2002, Broadband filed a demand for arbitration against CSG before the American Arbitration Association asserting, among other things, the right to terminate the master agreement and seeking damages under the most favored nation provision or otherwise. On May 31, 2002, CSG answered Broadband's arbitration demand and asserted various counterclaims, including for (i) breach of the master agreement; (ii) a declaration that Comcast is now bound by the master agreement to use CSG as its exclusive provider for certain billing and customer care services; (iii) tortious interference with prospective contractual relations; and (iv) civil conspiracy. A hearing in the arbitration commenced on May 9, 2003.

                  COMCAST HOLDINGS CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 2003


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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits required to be filed by Item 601 of Regulation S-K:

        None.

     (b) Reports on Form 8-K:

        None.

                  COMCAST HOLDINGS CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 2003


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      COMCAST HOLDINGS CORPORATION
                                      ----------------------------------------



                                      /S/ LAWRENCE J. SALVA
                                      ----------------------------------------
                                      Lawrence J. Salva
                                      Senior Vice President and Controller
                                      (Principal Accounting Officer)


Date: May 15, 2003

                                 CERTIFICATIONS

I, Brian L. Roberts, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Comcast Holdings Corporation;

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


Date: May 15, 2003



/s/ BRIAN L. ROBERTS
--------------------------------------------
Name: Brian L. Roberts
Chief Executive Officer

I, Lawrence S. Smith, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Comcast Holdings Corporation;

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


Date: May 15, 2003



/s/ LAWRENCE S. SMITH
-------------------------------------------
Name: Lawrence S. Smith
Co-Chief Financial Officer

I, John R. Alchin, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Comcast Holdings Corporation;

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


Date: May 15, 2003



/s/ JOHN R. ALCHIN
--------------------------------------------
Name: John R. Alchin
Co-Chief Financial Officer