Form 10-Q
period 2003-06-30
COMCAST HOLDINGS CORP
filed 2003-08-08
CIK 22301

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)
(X) Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended:

                                  JUNE 30, 2003

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

         Yes  X                                                       No
            -----                                                       -----
                           --------------------------

Indicate  by check mark  whether  the  registrant  is an  accelerated  filer (as
defined in Rule 12-b2 of the Exchange Act).  Yes                      No X
                                                 -----                  ----

As of June 30, 2003, there were 21,591,115 shares of Class A Common Stock, 916,198,519 shares of Class A Special Common Stock and 9,444,375 shares of Class B Common Stock outstanding.

                           --------------------------

The Registrant meets the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.



                                         COMCAST HOLDINGS CORPORATION AND SUBSIDIARIES
                                                           FORM 10-Q
                                                  QUARTER ENDED JUNE 30, 2003
                                                       TABLE OF CONTENTS
                                                                                                       Page Number
                                                                                                       -----------
PART I.    FINANCIAL INFORMATION

           ITEM 1.    Financial Statements

                      Condensed Consolidated Balance Sheet as of June 30, 2003
                      and December 31, 2002 (Unaudited)......................................................2
                      Condensed Consolidated Statement of Operations for the Three and Six Months
                      Ended June 30, 2003 and 2002 (Unaudited)...............................................3
                      Condensed Consolidated Statement of Cash Flows for the Six Months
                      Ended June 30, 2003 and 2002 (Unaudited)...............................................4
                      Notes to Condensed Consolidated Financial Statements (Unaudited).......................5
           ITEM 2.    Management's Discussion and Analysis of Financial Condition
                      and Results of Operations.............................................................18
           ITEM 4.    Controls and Procedures...............................................................24
PART II.   OTHER INFORMATION

           ITEM 1.    Legal Proceedings.....................................................................24
           ITEM 6.    Exhibits and Reports on Form 8-K......................................................24
           SIGNATURES.......................................................................................25

                                          -----------------------------------

     This Quarterly Report on Form 10-Q is for the three and six months ended June 30, 2003. This Quarterly Report modifies and supersedes documents filed prior to this Quarterly Report. Information that we file with the SEC in the future will automatically update and supersede information contained in this Quarterly Report. In this Quarterly Report, "Comcast Holdings," "we," "us,"
"our" and the "Company" refer to Comcast Holdings Corporation and its subsidiaries, and "Comcast" refers to Comcast Corporation.

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

Factors Affecting Future Operations

     As more fully described elsewhere in this Quarterly Report, in July 2003 we, Comcast and Liberty Media Corporation entered into an agreement pursuant to which Liberty will purchase our approximate 57% interest in QVC in a transaction we expect to close by the end of 2003.

     In addition, factors that may cause our actual results to differ materially from any of our forward-looking statements presented in this Quarterly Report include, but are not limited to:

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




                  COMCAST HOLDINGS CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 2003

PART I. FINANCIAL INFORMATION
        ---------------------

ITEM 1. FINANCIAL STATEMENTS

                                        CONDENSED CONSOLIDATED BALANCE SHEET
                                                     (Unaudited)

                                                                                (Dollars in millions, except share data)
                                                                                   June 30,        December 31,
                                                                                     2003             2002
                                                                                   ---------       -----------
ASSETS
------
CURRENT ASSETS
   Cash and cash equivalents..................................................        $1,298              $676
   Investments................................................................           179               525
   Accounts receivable, less allowance for doubtful accounts of $164  and $160           959             1,015
   Inventories, net...........................................................           506               479
   Deferred income taxes......................................................           137               129
   Due from affiliates........................................................           317
   Other current assets.......................................................           176               153
                                                                                   ---------       -----------
       Total current assets...................................................         3,572             2,977
                                                                                   ---------       -----------
NOTE RECEIVABLE FROM AFFILIATE................................................           198               191
INVESTMENTS...................................................................           694               627
PROPERTY AND EQUIPMENT, net of accumulated depreciation of $4,174  and  $3,604         6,902             6,916
FRANCHISE RIGHTS..............................................................        16,631            16,611
GOODWILL......................................................................         6,446             6,446
OTHER INTANGIBLE ASSETS, net of accumulated amortization of $1,103  and $975..         1,388             1,481
OTHER NONCURRENT ASSETS, net..................................................           362               440
                                                                                   ---------       -----------
                                                                                     $36,193           $35,689
                                                                                   =========       ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES
   Accounts payable...........................................................          $662              $792
   Accrued expenses and other current liabilities.............................         1,909             1,874
   Due to affiliates..........................................................                              76
   Deferred income taxes......................................................            45                46
   Current portion of long-term debt..........................................           378                23
                                                                                   ---------       -----------
       Total current liabilities..............................................         2,994             2,811
                                                                                   ---------       -----------
LONG-TERM DEBT, less current portion..........................................         8,108             9,257
                                                                                   ---------       -----------
NOTES PAYABLE TO AFFILIATES...................................................           565                22
                                                                                   ---------       -----------
DEFERRED INCOME TAXES.........................................................         7,016             6,836
                                                                                   ---------       -----------
OTHER NONCURRENT LIABILITIES..................................................         1,107             1,265
                                                                                   ---------       -----------
MINORITY INTEREST.............................................................         1,267             1,133
                                                                                   ---------       -----------
COMMITMENTS AND CONTINGENCIES (NOTE 9)
STOCKHOLDERS' EQUITY
   Preferred stock - authorized 20,000,000 shares; issued, zero...............
   Class A common stock, $1.00 par value - authorized,
     200,000,000 shares; issued, 21,591,115 ..................................            22                22
   Class A special common stock, $1.00 par value - authorized,
     2,500,000,000 shares; issued 916,198,519.................................           916               916
   Class B common stock, $1.00 par value - authorized, 50,000,000
   shares; issued, 9,444,375 ................................................              9                 9
   Additional capital.........................................................        12,273            11,818
   Retained earnings..........................................................         1,913             1,595
   Accumulated other comprehensive income.....................................             3                 5
                                                                                   ---------       -----------
       Total stockholders' equity.............................................        15,136            14,365
                                                                                   ---------       -----------
                                                                                     $36,193           $35,689
                                                                                   =========       ===========
See notes to condensed consolidated financial statements.

                                        2





                                     COMCAST HOLDINGS CORPORATION AND SUBSIDIARIES
                                                       FORM 10-Q
                                              QUARTER ENDED JUNE 30, 2003
                                    CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                                      (Unaudited)



                                                                                      (Dollars in millions)
                                                                             Three Months Ended     Six Months Ended
                                                                                  June 30,              June 30,
                                                                              2003       2002       2003       2002
                                                                            ---------  ---------  ---------  ---------
REVENUES
    Service revenues.......................................................    $1,927     $1,714     $3,802     $3,393
    Net sales from electronic retailing....................................     1,101        990      2,163      1,978
                                                                            ---------  ---------  ---------  ---------
                                                                                3,028      2,704      5,965      5,371
                                                                            ---------  ---------  ---------  ---------
COSTS AND EXPENSES
    Operating (excluding depreciation).....................................       793        722      1,637      1,465
    Cost of goods sold from electronic retailing (excluding depreciation)..       697        626      1,370      1,255
    Selling, general and administrative....................................       551        490      1,079        977
    Depreciation...........................................................       350        342        673        676
    Amortization...........................................................        56         46        113         99
                                                                            ---------  ---------  ---------  ---------
                                                                                2,447      2,226      4,872      4,472
                                                                            ---------  ---------  ---------  ---------
OPERATING INCOME...........................................................       581        478      1,093        899
OTHER INCOME (EXPENSE)
    Interest expense.......................................................      (170)      (182)      (342)      (369)
    Investment income (loss), net..........................................        29       (459)        (6)      (707)
    Equity in net losses of affiliates.....................................       (21)       (44)       (34)       (49)
    Other income (expense).................................................         3          9          2        (14)
                                                                            ---------  ---------  ---------  ---------
                                                                                 (159)      (676)      (380)    (1,139)
                                                                            ---------  ---------  ---------  ---------

INCOME (LOSS) BEFORE INCOME TAXES AND MINORITY INTEREST....................       422       (198)       713       (240)
INCOME TAX (EXPENSE) BENEFIT...............................................      (148)        33       (269)        30
                                                                            ---------  ---------  ---------  ---------
INCOME (LOSS) BEFORE MINORITY INTEREST.....................................       274       (165)       444       (210)
MINORITY INTEREST..........................................................       (71)       (45)      (126)       (89)
                                                                            ---------  ---------  ---------  ---------
NET INCOME (LOSS)..........................................................      $203      ($210)      $318      ($299)
                                                                            =========  =========  =========  =========

See notes to condensed consolidated financial statements.

                                        3




                                  COMCAST HOLDINGS CORPORATION AND SUBSIDIARIES
                                                    FORM 10-Q
                                           QUARTER ENDED JUNE 30, 2003
                                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                                   (Unaudited)



                                                                              (Dollars in millions)
                                                                            Six Months Ended June 30,
                                                                              2003            2002
                                                                          ------------    -------------
OPERATING ACTIVITIES
   Net income (loss)....................................................          $318            ($299)
   Adjustments to reconcile net income (loss) to net cash provided by operating activities:
     Depreciation.......................................................           673              676
     Amortization.......................................................           113               99
     Non-cash interest expense, net.....................................             5               22
     Equity in net losses of affiliates.................................            34               49
     Losses (gains) on investments and other (income) expense, net......            32              739
     Minority interest..................................................           126               89
     Deferred income taxes..............................................           123               (4)
     Proceeds from sales of trading securities..........................            85
     Other..............................................................           (36)             (10)
                                                                          ------------    -------------
                                                                                 1,473            1,361
     Changes in working capital, net of effects of acquisitions and divestitures
       Decrease in accounts receivable, net.............................            54                9
       (Increase) decrease in inventories, net..........................           (27)              40
       Increase in other current assets.................................           (39)             (18)
       Increase (decrease) in accounts payable, accrued expenses and other
         current liabilities............................................            45             (342)
                                                                          ------------    -------------
                                                                                    33             (311)

       Net cash provided by operating activities........................         1,506            1,050
                                                                          ------------    -------------

FINANCING ACTIVITIES
   Proceeds from borrowings.............................................           710              632
   Retirements and repayments of debt...................................        (1,572)          (1,169)
   Net transactions with affiliates.....................................          (333)
   Capital contribution from parent.....................................           425
   Proceeds from notes payable to affiliates............................           539
   Other................................................................                             66
                                                                          ------------    -------------

       Net cash used in financing activities............................          (231)            (471)
                                                                          ------------    -------------

INVESTING ACTIVITIES
   Acquisitions, net of cash acquired...................................           (22)             (16)
   Proceeds from sales of (purchases of) short-term investments, net....            (2)               3
   Proceeds from sales of investments...................................           212              596
   Purchases of investments.............................................           (43)             (32)
   Capital expenditures.................................................          (724)            (789)
   Additions to intangible and other noncurrent assets..................           (74)            (133)
                                                                          ------------    -------------

       Net cash used in investing activities............................          (653)            (371)
                                                                          ------------    -------------

INCREASE IN CASH AND CASH EQUIVALENTS...................................           622              208

CASH AND CASH EQUIVALENTS, beginning of period..........................           676              350
                                                                          ------------    -------------

CASH AND CASH EQUIVALENTS, end of period................................        $1,298             $558
                                                                          ============    =============

See notes to condensed consolidated financial statements.

                                        4

                  COMCAST HOLDINGS CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 2003
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


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

     SFAS No. 148
     The FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," in December 2002. SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 to require disclosure about the effects on reported net income of an entity's stock-based employee compensation in interim financial statements. SFAS No. 148 is effective for fiscal years beginning after December 31, 2002. The Company adopted SFAS No. 148 on January 1, 2003. The Company did not change to the fair value based method of accounting for stock-based employee compensation. Accordingly, the adoption of SFAS No. 148 would only affect the Company's financial condition or results of operations if Comcast elects to change to the fair value method specified in SFAS No. 123. The adoption of SFAS No. 148 requires the Company to disclose the effects of its stock-based employee compensation in interim financial statements beginning with the first quarter of 2003 (see Note 7).

     SFAS No. 149

     In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." The Statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, for hedging relationships designated after June 30, 2003, and to certain preexisting contracts. The Company adopted SFAS No. 149 on July 1, 2003 on a

                  COMCAST HOLDINGS CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 2003
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

     prospective basis in accordance with the new statement. The Company does not expect the adoption of SFAS No. 149 will have a material impact on its financial statements.

     SFAS No. 150
     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope as a liability or, in some circumstances, as an asset, with many such financial instruments having been previously classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective July 1, 2003. SFAS No. 150 is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments outstanding before the issuance date of the Statement and still existing at July 1, 2003. Restatement is not permitted. The Company is assessing the impact SFAS No. 150 may have on its financial statements.

     FIN 45
     In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 expands on the accounting guidance of SFAS No.'s 5, 57, and 107 and supercedes FIN 34. FIN 45 clarifies that a guarantor is required to disclose in its interim and annual financial statements its obligations under certain guarantees that it has issued, including the nature and terms of the guarantee, the maximum potential amount of future payments under the guarantee, the carrying amount, if any, for the guarantor's obligations under the guarantee, and the nature and extent of any recourse provisions or available collateral that would enable the guarantor to recover the amounts paid under the guarantee. FIN 45 also clarifies that, for certain guarantees, a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. FIN 45 does not prescribe a specific approach for subsequently measuring the guarantor's recognized liability over the term of the related guarantee. The initial recognition and initial measurement provisions of FIN 45 apply on a prospective basis to certain guarantees issued or modified after December 31, 2002. The disclosure requirements in FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company adopted the disclosure provisions of FIN 45 in the fourth quarter of 2002 and adopted the initial recognition and measurement provisions of FIN 45 on January 1, 2003, as required by the Interpretation. The impact of the adoption of FIN 45 will depend on the nature and terms of guarantees entered into or modified by the Company in the future. The adoption of FIN 45 in the first quarter of 2003 did not have a material impact on the Company's consolidated financial statements (see Note 9).

3.   ACQUISITIONS AND OTHER SIGNIFICANT EVENTS

     Sale of QVC
     On March 3, 2003, Comcast announced that Liberty Media Corporation ("Liberty") delivered a notice to it, pursuant to the stockholders agreement between the Company and Liberty, which triggered an exit rights process with respect to Liberty's approximate 42% interest in QVC. On June 25, 2003, the Company, Comcast and Liberty entered into an agreement (the "June 2003 Agreement") which superceded and replaced the exit rights process of the stockholders agreement, and pursuant to which Liberty had to deliver to Comcast, no later than June 30, 2003, a notice setting forth Liberty's determination of the aggregate fair value of the Company's and Liberty's interests in QVC. On June 30, 2003, Liberty delivered notice to Comcast setting the aggregate fair value of the Company's and Liberty's interests in QVC at $13.75 billion. Under the terms of the June 2003 Agreement, Comcast had to elect either to purchase Liberty's interest in QVC or sell the Company's approximate 57% interest in QVC to Liberty, based on the value determined by Liberty.

     On July 3, 2003, Comcast elected to sell its interest in QVC under a stock purchase agreement with Liberty for approximately $7.9 billion. Liberty will purchase the Company's interest in QVC in part with shares of Liberty's Series A common stock (valued at $11.71 per share) representing 7.5% of the shares of Liberty common stock outstanding (after giving effect to that issuance), or approximately 218 million shares based on the number of

                  COMCAST HOLDINGS CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 2003
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

     Liberty shares currently outstanding. The remainder of the purchase price will be paid in the form of a three-year senior unsecured note bearing interest at LIBOR plus 1.5%. The values of the shares and the note to be delivered to the Company are approximately $2.6 billion and $5.3 billion, respectively. Under the stock purchase agreement, the Company will have registration rights that should facilitate the disposal or monetization of its shares in Liberty and in the note.

     The Company expects to record a pre-tax gain on the sale of approximately $6.5 billion. The fair value of the consideration to be received from Liberty upon consummation of the transaction will be determined at the closing date and will affect the actual pre-tax gain to be recorded by the Company. The transaction is subject to customary closing conditions and regulatory approvals. The Company expects to close the transaction by the end of 2003.

     Effective in the third quarter, the Company will classify QVC as an asset held for sale and will report the results of operations for QVC in discontinued operations for all periods presented in accordance with SFAS No. 144.


4.   INVESTMENTS

                                                                             June 30,          December 31,
                                                                               2003                2002
                                                                            -----------       ------------
                                                                                     (in millions)

     Fair value method
          AT&T Corp....................................................            $                  $287
          Sprint Corp. PCS Group.......................................             357                369
          Other .......................................................              97                 74
                                                                            -----------       ------------
                                                                                    454                730

     Equity method.....................................................             306                317
     Cost method.......................................................             113                105
                                                                            -----------       ------------
          Total investments............................................             873              1,152
     Less, current investments.........................................             179                525
                                                                            -----------       ------------
     Non-current investments...........................................            $694               $627
                                                                            ===========       ============

     Fair Value Method
     The Company holds unrestricted equity investments in certain publicly traded companies, which it accounts for as available for sale or trading securities. The net unrealized pre-tax gains on investments accounted for as available for sale securities as of June 30, 2003 and December 31, 2002 of $43 million and $70 million, respectively, have been reported in the Company's consolidated balance sheet principally as a component of accumulated other comprehensive income, net of related deferred income taxes of $15 million and $25 million, respectively.

     The cost, fair value and gross unrealized gains and losses related to the Company's available for sale securities are as follows (in millions):


                                                                              June 30,         December 31,
                                                                               2003                2002
                                                                            -----------         -----------

     Cost.............................................................              $25                $269
     Gross unrealized gains...........................................               43                  71
     Gross unrealized losses..........................................                                   (1)
                                                                            -----------         -----------

     Fair value.......................................................              $68                $339
                                                                            ===========         ===========



                  COMCAST HOLDINGS CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 2003
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

     Investment Income (Loss), Net
     Investment income (loss), net for the interim periods includes the following (in millions):


                                                                      Three Months Ended      Six Months Ended
                                                                           June 30,               June 30,
                                                                       2003        2002       2003       2002
                                                                     --------    --------   --------   ---------

     Interest and dividend income....................................     $21         $11        $26         $18
     Gains (losses) on sales and exchanges of investments, net.......                (103)        22        (101)
     Investment impairment losses....................................     (14)       (208)       (69)       (221)
     Unrealized gains (losses) on trading securities.................      71        (420)        69      (1,440)
     Mark to market adjustments on derivatives related
          to trading securities......................................     (68)        324        (65)      1,171
     Mark to market adjustments on derivatives and hedged items......      19         (63)        11        (134)
                                                                     --------    ---------   --------   --------

     Investment income (loss), net...................................     $29       ($459)       ($6)      ($707)
                                                                     ========    =========   ========   ========

5.   GOODWILL

     The changes in the carrying amount of goodwill by business segment (see
     Note 10) for the periods presented are as follows (in millions):


                                                                                      Corporate
                                                         Cable          Commerce      and Other            Total
                                                      ------------    ------------   ------------   ------------

     Balance, December 31, 2002......................       $4,693            $835           $918         $6,446
         Intersegment transfers......................           20                            (20)
                                                      ------------    ------------   ------------   ------------
     Balance, June 30, 2003..........................       $4,713            $835           $898         $6,446
                                                      ============    ============   ============   ============

6.   LONG-TERM DEBT

     The Cross-Guarantee Structure
     To simplify Comcast's capital structure, effective with its acquisition of AT&T Corp.'s broadband business ("Broadband") on November 18, 2002, Comcast and certain of its cable holding company subsidiaries, including the Company's wholly owned subsidiary Comcast Cable Communications, Inc. ("Comcast Cable"), fully and unconditionally guaranteed each other's debt securities (the "Cross-Guarantee Structure"). Comcast Holdings is not a guarantor, and none of its debt is guaranteed. As of June 30, 2003, $23.766 billion of Comcast's debt securities were entitled to the benefits of the Cross-Guarantee Structure, including $6.936 billion of Comcast Cable's debt securities.

     Repayments and Redemptions of Debt
     On March 31, 2003, in connection with the closing of the restructuring of Time Warner Entertainment Company L.P., an investment accounted for under the cost method by Comcast, Comcast received $2.1 billion in cash which was used to repay debt, including $800 million of amounts outstanding under Comcast Cable's revolving credit facility.

     In May 2003, the Company redeemed, at its scheduled redemption price, the $154 million outstanding principal amount of its 8 1/4% senior subordinated notes due 2008. The Company financed the redemption with amounts available under its existing credit facilities.

                  COMCAST HOLDINGS CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 2003
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

     ZONES
     At maturity, holders of the Company's 2.0% Exchangeable Subordinated Debentures due 2029 (the "ZONES") are entitled to receive in cash an amount equal to the higher of the principal amount of the ZONES or the market value of Sprint PCS common stock. Prior to maturity, each ZONES is exchangeable at the holders' option for an amount of cash equal to 95% of the market value of Sprint PCS Stock. As of June 30, 2003, the number of Sprint PCS shares held by the Company exceeded the number of ZONES outstanding.

     The Company split the accounting for the ZONES into derivative and debt components. The Company records the change in the fair value of the derivative component of the ZONES (see Note 4) and the change in the carrying value of the debt component of the ZONES as follows (in millions):


                                                               Six Months Ended
                                                                   June 30,
                                                             2003           2002
                                                          -----------    -----------
     Balance at Beginning of Period:
        Debt component................................           $491           $468
        Derivative component..........................            208          1,145
                                                          -----------    -----------
        Total                                                     699          1,613

     Increase in debt component
        to interest expense...........................             12             11
     Increase (decrease) in derivative component
        to investment income (loss), net..............             65           (935)

     Balance at End of Period:
        Debt component................................            503            479
        Derivative component..........................            273            210
                                                          -----------    -----------
        Total                                                    $776           $689
                                                          ===========    ===========

     Interest Rates
     Excluding the derivative component of the ZONES whose changes in fair value are recorded to investment income (loss), net, the Company's effective weighted average interest rate on its total debt outstanding was 7.45% and 7.07% as of June 30, 2003 and December 31, 2002, respectively.

     Derivatives
     The Company uses derivative financial instruments to manage its exposure to fluctuations in interest rates and securities prices. The Company has issued indexed debt instruments and prepaid forward sale agreements whose value, in part, is derived from the market value of certain publicly traded common stock.

     Lines and Letters of Credit
     As of June 30, 2003, certain subsidiaries of the Company had unused lines of credit of $2.472 billion under their respective credit facilities.

     As of June 30, 2003, the Company and certain of its subsidiaries had unused irrevocable standby letters of credit totaling $43 million to cover potential fundings under various agreements.


7.   STOCKHOLDERS' EQUITY

     Stock-Based Compensation
     The Company accounts for stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations, as permitted by SFAS No. 123,

                  COMCAST HOLDINGS CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 2003
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

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

     The following table illustrates the effect on net income (loss) if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation (dollars in millions):


                                                                      Three Months Ended      Six Months Ended
                                                                           June 30,               June 30,
                                                                       2003        2002       2003       2002
                                                                     --------    --------   --------   ---------

     Net income (loss), as reported..................................    $203       ($210)      $318      ($299)

     Deduct: Total stock-based compensation
          expense determined under fair value based method
          for all awards, net of related tax effects.................     (25)        (36)       (46)       (69)
                                                                     --------    --------   --------   ---------

     Pro forma, net income (loss)....................................    $178       ($246)      $272      ($368)
                                                                     ========    ========   ========    ========

     Total stock-based compensation expense was determined under the fair value method for all awards assuming accelerated vesting of stock options as permitted under SFAS No. 123. Had the Company applied the fair value recognition provisions of SFAS No. 123 assuming straight-line rather than accelerated vesting of stock options, total stock-based compensation expense, net of related tax effects, would have been $21 million and $28 million for the three months ended June 30, 2003 and 2002, respectively, and $40 million and $55 million for the six months ended June 30, 2003 and 2002, respectively.

     The weighted-average fair value at date of grant of a Class A common stock option granted under Comcast's option plans during the three and six months ended June 30, 2003 was $7.67 and $10.53, respectively. The weighted-average fair value at date of grant of a Class A Special common stock option granted under the option plans during the three and six months ended June 30, 2002 was $12.98 and $16.30, respectively. The fair value of each option granted during the interim periods in 2003 and 2002 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:


                                             Three Months Ended June 30,          Six Months Ended June 30,
                                              2003                2002             2003               2002
                                         ---------------    ---------------- ----------------   ----------------
                                             Class A        Class A Special      Class A        Class A Special
                                          Common Stock        Common Stock     Common Stock       Common Stock
                                         ---------------    ---------------- ----------------   ----------------
     Dividend yield.....................           0%                 0%               0%                 0%
     Expected volatility................        29.8%              30.0%            29.4%              29.2%
     Risk-free interest rate............         2.1%               5.3%             3.3%               5.3%
     Expected option lives (in years)...         3.5                8.0              6.7                8.0
     Forfeiture rate....................         3.0%               3.0%             3.0%               3.0%

     The pro forma effect on net income (loss) for the interim periods by applying SFAS No. 123 may not be indicative of the effect on net income or loss in future years since SFAS No. 123 does not take into consideration pro forma compensation expense related to awards made prior to January 1, 1995 and since additional awards in future years are anticipated.

                  COMCAST HOLDINGS CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 2003
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

     Comprehensive Income (Loss)
     The Company's total comprehensive income (loss) for the interim periods was as follows (in millions):


                                                             Three Months Ended       Six Months Ended
                                                                  June 30,                June 30,
                                                               2003        2002       2003        2002
                                                             ---------  ----------  ---------  ----------
     Net income (loss)....................................        $203       ($210)      $318       ($299)
     Unrealized losses on marketable securities...........          (1)       (223)       (38)       (364)
     Reclassification adjustments for losses
       included in net income (loss)......................          (1)        198         21         203
     Unrealized gains on the effective portion
       of cash flow hedges................................                       4
     Foreign currency translation gains (losses)..........           9           5         15          (7)
                                                             ---------  ----------  ---------  ----------
     Comprehensive income (loss)..........................        $210       ($226)      $316       ($467)
                                                             =========  ==========  =========  ==========

8.   STATEMENT OF CASH FLOWS - SUPPLEMENTAL INFORMATION

     The Company made cash payments for interest and income taxes during the interim periods as follows (in millions):


                                                             Three Months Ended       Six Months Ended
                                                                  June 30,                June 30,
                                                               2003        2002       2003        2002
                                                             ---------  ----------  ---------  ----------
     Interest.............................................        $228        $237       $334        $347
     Income taxes.........................................        $152        $129       $188        $159

9.   COMMITMENTS AND CONTINGENCIES

     Contingencies
     Litigation has been filed against the Company as a result of alleged conduct of the Company with respect to its investment in and distribution relationship with At Home Corporation. At Home was a provider of high-speed Internet access and content services which filed for bankruptcy protection in September 2001. Filed actions are: (i) class action lawsuits against the Company, Brian L. Roberts (the Company's President and Chief Executive Officer and a director), AT&T (the former controlling shareholder of At
     Home and also a former distributor of the At Home service) and other corporate and individual defendants in the Superior Court of San Mateo County, California, alleging breaches of fiduciary duty on the part of the Company and the other defendants in connection with transactions agreed to in March 2000 among At Home, the Company, AT&T and Cox Communications, Inc. (Cox is also an investor in At Home and a former distributor of the At Home service); (ii) class action lawsuits against Comcast Cable Communications, Inc., AT&T and others in the United States District Court for the Southern District of New York, alleging securities law violations and common law fraud in connection with disclosures made by At Home in 2001; and (iii) a lawsuit brought in the United States District Court for the District of Delaware in the name of At Home by certain At Home bondholders against the Company, Brian L. Roberts, Cox and others, alleging breaches of fiduciary duty relating to the March 2000 transactions and seeking recovery of alleged short- swing profits of at least $600 million pursuant to Section 16(b) of the Securities Exchange Act of 1934 purported to have arisen in connection with certain transactions relating to At Home stock effected pursuant to the March 2000 agreements. The actions in San Mateo County, California have been stayed by the United States Bankruptcy Court for the Northern District of California, the court in which At Home filed for bankruptcy, as violating the automatic bankruptcy stay. In the Southern District of New York actions, the court ordered the actions consolidated into a single action. An amended consolidated class action complaint was filed on November 8, 2002. All of the defendants served motions to dismiss on February 11, 2003.

                  COMCAST HOLDINGS CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 2003
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

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

     Some of the entities formerly attributed to Broadband which are now subsidiaries of Comcast are parties to an affiliation term sheet with Starz Encore Group LLC, an affiliate of Liberty Media Corporation, which extends to 2022. The term sheet purports to require annual fixed price payments, subject to adjustment for various factors, including inflation. The term sheet also purports to require Comcast to pay two-thirds of Starz Encore's programming costs above levels designated in the term sheet. Excess programming costs that may be payable by Comcast in future years are not presently estimable, and could be significant.

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

     On March 3, 2003, Starz Encore filed a motion for leave to file a second amended complaint that would add allegations that Broadband has breached certain purported joint-marketing obligations under the term sheet and that the Company and Comcast have breached certain joint-marketing obligations under the March 17, 1999 contract and other agreements. The Company, Comcast and Broadband opposed Starz Encore's motion for leave to file a second amended complaint and, in light of Starz Encore's pending motion for leave to amend, sought an extension of time from the Court to respond to Starz Encore's amended complaint. Both Starz Encore's motion to amend and Comcast's motion to extend time are fully briefed and have been submitted to the Court for decision.

                  COMCAST HOLDINGS CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 2003
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

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

     On May 10, 2002, Broadband filed a demand for arbitration against CSG before the American Arbitration Association asserting, among other things, the right to terminate the master agreement and seeking damages under the most favored nation provision or otherwise. On May 31, 2002, CSG answered Broadband's arbitration demand and asserted various counterclaims, including for (i) breach of the master agreement; (ii) a declaration that Comcast is now bound by the master agreement to use CSG as its exclusive provider for certain billing and customer care services; (iii) tortious interference with prospective contractual relations; and (iv) civil conspiracy. The evidentiary hearing commenced on May 9, 2003 and concluded on June 17, 2003. The parties filed and exchanged opening post-hearing briefs on July 25, 2003 and are scheduled to file and exchange reply briefs on August 8, 2003. Final oral arguments are currently scheduled for September 10 and 11, 2003.

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



                  COMCAST HOLDINGS CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 2003
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

10.  FINANCIAL DATA BY BUSINESS SEGMENT

     The following represents the Company's significant business segments, "Cable" and "Commerce." The components of net income (loss) below operating income (loss) before depreciation and amortization are not separately evaluated by the Company's management on a segment basis (in millions).

                                                                                    Corporate and
                                                         Cable         Commerce       Other (1)        Total
                                                         -----         --------       ---------        -----
Three Months Ended June 30, 2003
--------------------------------
Revenues (2).........................................      $1,716          $1,101           $211         $3,028
Operating income before depreciation
     and amortization (3)............................         738             219             30            987
Depreciation and amortization........................         325              34             47            406
Operating income (loss)..............................         413             185            (17)           581
Interest expense.....................................         136               2             32            170
Capital expenditures.................................         350              16              4            370

Three Months Ended June 30, 2002
--------------------------------
Revenues (2).........................................      $1,541            $990           $173         $2,704
Operating income before depreciation
     and amortization (3)............................         654             194             18            866
Depreciation and amortization........................         298              29             61            388
Operating income (loss)..............................         356             165            (43)           478
Interest expense.....................................         141               3             38            182
Capital expenditures.................................         331              51              8            390

Six Months Ended June 30, 2003
--------------------------------
Revenues (2).........................................      $3,361          $2,163           $441         $5,965
Operating income before depreciation
     and amortization (3)............................       1,413             430             36          1,879
Depreciation and amortization........................         624              65             97            786
Operating income (loss)..............................         789             365            (61)         1,093
Interest expense.....................................         275               3             64            342
Capital expenditures.................................         685              29             10            724

Six Months Ended June 30, 2002
--------------------------------
Revenues (2).........................................      $3,010          $1,978           $383         $5,371
Operating income before depreciation
     and amortization (3)............................       1,251             386             37          1,674
Depreciation and amortization........................         591              56            128            775
Operating income (loss)..............................         660             330            (91)           899
Interest expense.....................................         287               6             76            369
Capital expenditures.................................         689              83             17            789

As of June 30, 2003
-------------------
Assets...............................................     $29,384          $3,237         $3,572        $36,193
Long-term debt, less current portion.................       6,635                          1,473          8,108

As of December 31, 2002
-----------------------
Assets...............................................     $29,844          $3,000         $2,845        $35,689
Long-term debt, less current portion.................       7,908               1          1,348          9,257
---------------

                  COMCAST HOLDINGS CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 2003
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

(1)  Other includes  segments not meeting  certain  quantitative  guidelines for reporting including the Company's content operations and elimination entries related to the segments presented. Corporate and other assets consist primarily of the Company's investments and intangible assets related to the Company's content operations (see Notes 4 and 5).
(2) Revenues include $241 million, $146 million, $456 million and $286 million during the three months ended June 30, 2003 and 2002 and during the six months ended June 30, 2003 and 2002, respectively, of non-US revenues, principally related to the Company's commerce segment. No single customer accounted for a significant amount of the Company's revenues in any period.
(3)  Operating  income  before  depreciation  and  amortization  is  defined  as operating income before depreciation and amortization and impairment charges, if any, related to fixed and intangible assets. As such, it eliminates the significant level of non-cash depreciation and amortization expense that results from the capital intensive nature of the Company's businesses and intangible assets recognized in business combinations, and is unaffected by the Company's capital structure or investment activities. The Company's management and Board of Directors use this measure in evaluating the Company's consolidated operating performance and the operating performance of all of its operating segments. This metric is used to allocate resources and capital to the Company's operating segments and is a significant component of the Company's annual incentive compensation programs. This measure is also useful to investors as it is one of the bases for comparing the Company's operating performance with other companies in its industries, although the Company's measure may not be directly comparable to similar measures used by other companies. This measure should not be considered as a substitute for operating income
     (loss), net income (loss), net cash provided by operating activities or other measures of performance or liquidity reported in accordance with generally accepted accounting principles.

                  COMCAST HOLDINGS CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 2003
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

11.  RELATED PARTY TRANSACTIONS

     QVC has an affiliation agreement with Comcast Cable Communications Holdings, Inc. ("CCCH"), a wholly owned subsidiary of Comcast, to carry QVC's programming. In return for carrying QVC programming, QVC pays CCCH an allocated portion, based upon market share, of a percentage of net sales of merchandise sold to QVC customers located in CCCH's service area. These amounts, which are included in selling, general and administrative expenses in the Company's consolidated statement of operations, totaled $4 million and $8 million during the three and six months ended June 30, 2003, respectively. Amounts related to a similar affiliation agreement between QVC and Comcast Cable are eliminated in the Company's consolidated financial statements.

     The  Company's  content  businesses  generate a portion  of their  revenues through the sale of subscriber services to CCCH under affiliation agreements. These amounts, which are included in service revenues in the Company's consolidated statement of operations, totaled $8 million and $17 million during the three and six months ended June 30, 2003, respectively. Amounts related to similar affiliation agreements between the Company's content businesses and Comcast Cable are eliminated in the Company's consolidated financial statements.

     Effective January 1, 2003, Comcast has entered into management agreements with the Company's cable subsidiaries. The management agreements generally provide that Comcast supervise the management and operations of the cable systems and arrange for and supervise certain administrative functions. As compensation for such services, the agreements provide for Comcast to charge management fees based on a percentage of gross revenues. These charges, which are included in selling, general and administrative expenses in the Company's consolidated statement of operations, totaled $34 million and $71 million during the three and six months ended June 30, 2003, respectively. During the 2002 interim period, similar management agreements existed between Comcast Cable and its subsidiaries. Accordingly, amounts related to those agreements were eliminated in the Company's consolidated financial statements during the 2002 interim period.

     Effective January 1, 2003, Comcast Cable reimburses Comcast Cable Communications Management, LLC ("CCCM"), a wholly owned subsidiary of Comcast but not of the Company, for certain costs under a cost sharing agreement. These charges, which are included in selling, general and administrative expenses in the Company's consolidated statement of operations, totaled $42 million and $82 million during the three and six months ended June 30, 2003, respectively. During the 2002 interim period, similar costs were included in selling, general and administrative expenses in the Company's consolidated statement of operations.

     Effective upon the closing of Comcast's acquisition of Broadband on November 18, 2002, the Company purchases certain other services, including insurance and employee benefits, from Comcast under cost sharing arrangements on terms that reflect Comcast's actual cost. These charges, which are included in selling, general and administrative expenses in the Company's consolidated statement of operations, totaled $38 million and $76 million during the three and six months ended June 30, 2003, respectively. During the 2002 interim period, similar cost sharing agreements existed between Comcast Holdings and Comcast Cable. Accordingly, amounts related to those agreements were eliminated in the Company's consolidated financial statements during the 2002 interim period.

     Comcast Financial Agency Corporation ("CFAC"), an indirect wholly owned subsidiary of the Company, provides cash management services to Comcast and CCCH. Under this arrangement, Comcast's and CCCH's cash receipts are deposited with and held by CFAC, as custodian and agent, which invests and disburses such funds at the direction of the Company. Interest income related to cash deposited by Comcast and CCCH in CFAC was not significant during the 2003 interim periods.

     Current due from affiliates in the Company's consolidated balance sheet as of June 30, 2003 primarily consists of amounts due from Comcast, CCCH and CCCM for advances made by the Company for working capital and capital expenditures in the ordinary course of business. Current due to affiliates in the Company's consolidated balance sheet as of December 31, 2002 primarily consists of amounts due to Comcast and its affiliates under the cost

                  COMCAST HOLDINGS CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 2003
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONCLUDED
                                   (Unaudited)

     sharing arrangements described above and amounts payable to Comcast and its affiliates as reimbursements for costs incurred, in the ordinary course of business, by such affiliates on behalf of the Company.

     As of June 30, 2003 and December 31, 2002, note receivable from affiliate consists of a $191 million principal amount note receivable from Comcast. The note receivable bears interest at a rate of 7.5% and is due in 2012. Investment income (loss), net includes $3 million and $7 million for the three and six months ended June 30, 2003, respectively, of interest income related to the note. As of June 30, 2003, note receivable from affiliate includes $7 million of interest receivable related to the note.

     As of June 30, 2003 and December 31, 2002, notes payable to affiliates consist of an aggregate of $561 million and $22 million principal amount, respectively, of notes payable to Comcast and a subsidiary of CCCH. The notes payable bear interest at rates ranging from 5.25% to 7.5% and are due between 2012 and 2013. Investment income (loss), net includes $2 million and $4 million for the three and six months ended June 30, 2003, respectively, of interest expense related to the notes. As of June 30, 2003, notes payable to affiliates includes $4 million of interest payable related to the notes.

                  COMCAST HOLDINGS CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 2003


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

     As more fully described in Note 3 to our financial  statements  included in
Item 1, in July 2003, we, Comcast and Liberty Media Corporation ("Liberty") entered into a stock purchase agreement pursuant to which Liberty will purchase our approximate 57% interest in QVC for approximately $7.9 billion in a transaction we expect to close by the end of 2003. Upon closing of the transaction, we expect to receive from Liberty shares of Liberty Series A common stock and a three-year senior unsecured note bearing interest in LIBOR plus 1.5%. The values of the shares and the note to be delivered to us are approximately $2.6 billion and $5.3 billion, respectively. Under the stock purchase agreement, we will have registration rights that should facilitate the disposal or monetization of our shares in Liberty and in the note.

     Our summarized financial information for the interim periods is as follows (dollars in millions, "NM" denotes percentage is not meaningful):


                                                                 Three Months Ended
                                                                      June 30,          Increase / (Decrease)
                                                                  2003        2002          $           %
                                                                ---------   ---------   ----------  ---------
Revenues.....................................................      $3,028      $2,704         $324       12.0%
Cost of goods sold from electronic retailing.................         697         626           71       11.3
Operating, selling, general and administrative expenses......       1,344       1,212          132       10.9
Depreciation and amortization................................         406         388           18        4.6
                                                                ---------   ---------   ----------  ---------
Operating income.............................................         581         478          103       21.5
                                                                ---------   ---------   ----------  ---------
Interest expense.............................................        (170)       (182)         (12)      (6.6)
Investment income (loss), net................................          29        (459)         488         NM
Equity in net losses of affiliates...........................         (21)        (44)         (23)     (52.3)
Other income.................................................           3           9           (6)     (66.7)
Income tax (expense) benefit.................................        (148)         33         (181)        NM
Minority interest............................................         (71)        (45)          26       57.8
                                                                ---------   ---------   ----------  ---------
Net income (loss)............................................        $203       ($210)        $413         NM
                                                                =========   =========   ==========  =========




                  COMCAST HOLDINGS CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 2003



                                                                  Six Months Ended
                                                                      June 30,          Increase / (Decrease)
                                                                  2003        2002          $           %
                                                                ---------   ---------   ----------  ---------
Revenues.....................................................      $5,965      $5,371         $594       11.1%
Cost of goods sold from electronic retailing.................       1,370       1,255          115        9.2
Operating, selling, general and administrative expenses......       2,716       2,442          274       11.2
Depreciation and amortization................................         786         775           11        1.4
                                                                ---------   ---------   ----------  ---------
Operating income.............................................       1,093         899          194       21.6
                                                                ---------   ---------   ----------  ---------
Interest expense.............................................        (342)       (369)         (27)      (7.3)
Investment loss, net.........................................          (6)       (707)        (701)     (99.2)
Equity in net losses of affiliates...........................         (34)        (49)         (15)     (30.6)
Other income (expense).......................................           2         (14)          16         NM
Income tax (expense) benefit.................................        (269)         30         (299)        NM
Minority interest............................................        (126)        (89)          37       41.6
                                                                ---------   ---------   ----------  ---------
Net income (loss)............................................        $318       ($299)        $617         NM
                                                                =========   =========   ==========  =========

Consolidated Operating Results

   Revenues

     The increases in consolidated revenues for the interim periods from 2002 to 2003 are primarily attributable to increases in service revenues in our Cable segment and, to a lesser extent, to increases in net sales in our Commerce segment (see "Operating Results by Business Segment" below). The remaining increases are primarily the result of increases in revenues from our content operations, principally due to increases in distribution and advertising revenues of our cable channels.

   Cost of goods sold from electronic retailing

     Refer to the "Commerce" section of "Operating Results by Business Segment" below for a discussion of the increases in cost of goods sold from electronic retailing.

     Operating, selling, general and administrative expenses

     The increases in consolidated operating, selling, general and administrative expenses for the interim periods from 2002 to 2003 are primarily attributable to increases in expenses in our Cable segment, costs associated with management agreements between Comcast and the Company's cable subsidiaries during the 2003 interim periods that had been eliminated in consolidation in 2002, and, to a lesser extent, to increases in expenses in our Commerce segment (see "Operating Results by Business Segment" below). The remaining increases are primarily the result of increased expenses in our content operations. These increases were offset, in part, by the effects of reduced corporate overhead which, upon closing of Comcast's acquisition of Broadband on November 18, 2002, are recorded by the Comcast parent rather than by the Comcast Holdings parent.

     Depreciation and Amortization

     The increases in depreciation and amortization for the interim periods from 2002 to 2003 are primarily attributable to increases in amortization expense in our commerce segment as a result of additional distribution fees paid by QVC under multi-year affiliation agreements with cable and satellite system operators.

     Operating Results by Business Segment

     The following represent the operating results of our significant business segments, "Cable" and "Commerce." The remaining components of our operations are not independently significant to our consolidated financial condition or results of operations. Refer to Note 10 to our financial statements included in Item 1 for a summary of our financial data by business segment.


                  COMCAST HOLDINGS CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 2003


Cable

     The following  table presents  financial  information for our Cable segment
(dollars in millions).


                                                                  Three Months Ended
                                                                       June 30,                 Increase
                                                                   2003        2002           $           %
                                                                 ---------   ---------    ---------    --------
Video.......................................................        $1,257      $1,186          $71         6.0%
High-speed Internet.........................................           229         140           89        63.6
Advertising sales...........................................           109         100            9        10.0
Other.......................................................            68          64            4         6.3
Franchise fees..............................................            53          51            2         3.9
                                                                 ---------   ---------    ---------    --------
     Revenues...............................................        $1,716       1,541          175        11.4
Operating, selling, general and administrative expenses.....           978         887           91        10.3
                                                                 ---------   ---------    ---------    --------
Operating income before depreciation
     and amortization (a)...................................          $738        $654          $84        13.0%
                                                                 =========   =========    =========    =========


                                                                   Six Months Ended
                                                                       June 30,                 Increase
                                                                   2003        2002           $           %
                                                                 ---------   ---------    ---------    --------
Video.......................................................        $2,486      $2,336         $150         6.5%
High-speed Internet.........................................           433         259          174        67.2
Advertising sales...........................................           202         181           21        11.6
Other.......................................................           136         132            4         3.0
Franchise fees..............................................           104         102            2         2.0
                                                                 ---------   ---------    ---------    --------
     Revenues................................................       $3,361       3,010          351        11.7
Operating, selling, general and administrative expenses......        1,948       1,759          189        10.7
                                                                 ---------   ---------    ---------    --------
Operating income before depreciation
     and amortization (a)....................................       $1,413      $1,251         $162        13.0%
                                                                 =========   =========    =========    =========

------------
(a)  Operating  income  before  depreciation  and  amortization  is  defined  as operating income before depreciation and amortization and impairment charges, if any, related to fixed and intangible assets. As such, it eliminates the significant level of non-cash depreciation and amortization expense that results from the capital intensive nature of our businesses and intangible assets recognized in business combinations, and is unaffected by our capital structure or investment activities. Our management and Board of Directors use this measure in evaluating our consolidated operating performance and the operating performance of all of our operating segments. This metric is used to allocate resources and capital to our operating segments and is a significant component of our annual incentive compensation programs. We believe that this measure is also useful to investors as it is one of the bases for comparing our operating performance with other companies in our industries, although our measure may not be directly comparable to similar measures used by other companies. Because we use this measure as the measure of our segment profit or loss, we reconcile it to operating income, the most directly comparable financial measure calculated and presented in accordance with Generally Accepted Accounting Principles (GAAP), in the business segment footnote to our financial statements. This measure should not be considered as a substitute for operating income (loss), net income (loss), net cash provided by operating activities or other measures of performance or liquidity reported in accordance with GAAP.

     Video revenue consists of our basic, expanded basic, premium, pay-per-view, equipment and digital cable services. The increases in video revenue for the interim periods from 2002 to 2003 are primarily due to the effects of increases in average monthly revenue per basic subscriber as a result of rate increases in our traditional analog video service and growth in digital subscribers. These increases were offset by lower pay-per-view revenue due to the absence of major boxing events in the second quarter of 2003. From June 30, 2002 to June 30, 2003, we added approximately 435,000 digital subscribers or a 22.0% increase in digital subscribers. During the three and six months ended June 30, 2003, we added approximately 95,000 and 171,000 digital subscribers, respectively.

     The increases in high-speed Internet revenue for the interim periods from 2002 to 2003 are primarily due to

                  COMCAST HOLDINGS CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 2003


the addition of approximately 713,000 high-speed Internet subscribers from June 30, 2002 to June 30, 2003, or a 61.0% increase in high-speed Internet subscribers, as well as to the effects of increases in average monthly revenue per subscriber as a result of rate increases. During the three and six months ended June 30, 2003, we added approximately 164,000 and 356,000 high-speed Internet subscribers, respectively.

     The increases in advertising sales revenue for the interim periods from 2002 to 2003 are primarily due to the effects of growth in regional/national advertising as a result of the continuing success of our regional interconnects, and growth in a soft local advertising market.

     Other  revenue  includes  phone  revenues,   installation  revenues,  guide
revenues, commissions from electronic retailing, revenues of our regional sports programming networks and revenue from other product offerings.

     The increases in operating, selling, general and administrative expense for the interim periods from 2002 to 2003 are primarily due to the effects of increases in the costs of cable programming, high-speed Internet subscriber growth, and, to a lesser extent, increases in labor costs and other volume related expenses.

     Our cost of programming increases as a result of changes in rates, subscriber growth, additional channel offerings and our acquisitions. We anticipate the cost of cable programming will increase in the future as cable programming rates increase and additional sources of cable programming become available.

Commerce (QVC, Inc. and Subsidiaries)


                                                                  Three Months Ended
                                                                       June 30,                 Increase
                                                                   2003        2002           $           %
                                                                 ---------   ---------    ---------    --------
Net sales from electronic retailing..........................       $1,101        $990         $111        11.3%
Cost of goods sold from electronic retailing.................          697         626           71        11.3
Operating, selling, general and administrative
     expenses................................................          185         170           15         8.8
                                                                 ---------   ---------    ---------    --------
Operating income before depreciation
     and amortization (a)....................................         $219        $194          $25        13.2%
                                                                 =========   ==========   =========    =========
Gross margin.................................................         36.7  %     36.7   %
                                                                 =========   ==========


                                                                   Six Months Ended
                                                                       June 30,                 Increase
                                                                   2003        2002           $           %
                                                                 ---------   ---------    ---------    --------
Net sales from electronic retailing..........................       $2,163      $1,978         $185         9.4%
Cost of goods sold from electronic retailing.................        1,370       1,255          115         9.2
Operating, selling, general and administrative
     expenses................................................          363         337           26         7.7
                                                                 ---------   ---------    ---------    --------
Operating income before depreciation
     and amortization (a)....................................         $430        $386          $44        11.5%
                                                                 =========   ==========   =========    =========
Gross margin.................................................         36.7  %     36.5   %
                                                                 =========   ==========

---------------
(a) See footnote (a) on page 20.

     Of the $111 million and $185 million increases in net sales from electronic retailing for the interim periods from 2002 to 2003, $93 million and $167 million, respectively, are attributable to increases in net sales in Germany, Japan, and the United Kingdom, and to the effects of fluctuations in foreign currency exchange rates during the interim periods. The remaining increases in net sales from electronic retailing are attributable to growth in QVC's U.S. operations. Changes in the average number of homes receiving QVC services and net sales per home in the United States as compared to the prior year interim periods are as follows:

                  COMCAST HOLDINGS CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 2003



                                                  Three Months      Six Months
                                                      Ended            Ended
                                                  June 30, 2003    June 30, 2003
                                                  -------------    -------------


Increase in average number of homes.............        2.4%            2.7%

Increase (decrease) in net sales per home.......        0.4%           (1.1%)


     It is unlikely that the number of homes receiving the QVC service domestically will continue to grow at rates comparable to prior periods given that the QVC service is already received by approximately 97% of all U.S. cable television homes and substantially all satellite television homes in the U.S. Future growth in domestic sales will depend increasingly on continued additions of new customers from homes already receiving the QVC service and growth in repeat sales to existing customers.

     The increases in cost of goods sold are primarily related to the growth in net sales. The increase in gross margin for the six month interim period from 2002 to 2003 is primarily due to the effects of a shift in sales mix.

     The increases in operating, selling, general and administrative expenses are primarily attributable to higher variable costs and personnel costs associated with the increases in sales volume.

Consolidated Analysis

     Interest Expense

     The decreases in interest expense for the interim periods from 2002 to 2003 are primarily attributable to the effects of our lower amount of outstanding debt as a result of our net debt repayments.

     We anticipate that, for the foreseeable future, interest expense will be significant. We believe we will continue to be able to meet our obligations through our ability both to generate cash flow from operations and to obtain external financing.
                            -----------------------

     Investment Income (Loss), Net
     Investment income (loss), net for the interim periods includes the following (in millions):


                                                                Three Months Ended      Six Months Ended
                                                                     June 30,               June 30,
                                                                  2003       2002        2003       2002
                                                               ---------  ----------   ---------  ---------

Interest and dividend income...................................      $21         $11         $26        $18
Gains (losses) on sales and exchanges of investments, net......                 (103)         22       (101)
Investment impairment losses...................................      (14)       (208)        (69)      (221)
Unrealized gains (losses) on trading securities................       71        (420)         69     (1,440)
Mark to market adjustments on derivatives
     related to trading securities.............................      (68)        324         (65)     1,171
Mark to market adjustments on derivatives and hedged items.....       19         (63)         11       (134)
                                                               ---------  ----------   ---------  ---------

     Investment income (loss), net.............................      $29       ($459)        ($6)     ($707)
                                                               =========  ==========   =========  =========


     Equity in Net Losses of Affiliates

     The decreases in equity in net losses of affiliates for the interim periods from 2002 to 2003 are primarily attributable to decreases in the net losses of certain of our international equity method investees.

     Other Income (Expense)

     The change in other income (expense) for the six month interim period from 2002 to 2003 is attributable to the loss on the sale of one of our equity method investees in the first quarter of 2002.

                  COMCAST HOLDINGS CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 2003


     Income Tax (Expense) Benefit

     The changes in income tax (expense) benefit for the interim periods from 2002 to 2003 are primarily the result of the effects of changes in our income
(loss) before taxes and minority interest.

     Minority Interest

     The increases in minority interest for the interim periods from 2002 to 2003 are attributable to the effects of changes in the net income or loss of our less than wholly owned consolidated subsidiaries.

     We believe that our operations are not materially affected by inflation.

                  COMCAST HOLDINGS CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 2003


ITEM 4.       CONTROLS AND PROCEDURES

     Our chief executive officer and our co-chief financial officers, after evaluating the effectiveness of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) as of the end of the period covered by this quarterly report, have concluded, based on the evaluation of these controls and procedures required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15, that our disclosure controls and procedures were adequate and designed to ensure that material information relating to us and our consolidated subsidiaries would be made known to them by others within those entities.

     Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our last fiscal quarter that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.      OTHER INFORMATION
-------       -----------------

ITEM 1.       LEGAL PROCEEDINGS

     Refer to Note 9 to our condensed financial statements included in Item 1 for a discussion of recent developments related to our legal proceedings.

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits required to be filed by Item 601 of Regulation S-K:

          31 Certifications of Chief Executive Officer and Co-Chief Financial Officers pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

          32 Certification of Chief Executive Officer and Co-Chief Financial Officers pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b) Reports on Form 8-K:

         None.

                  COMCAST HOLDINGS CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 2003


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         COMCAST HOLDINGS CORPORATION
                                         ---------------------------------------



                                         /S/ LAWRENCE J. SALVA
                                         ---------------------------------------
                                         Lawrence J. Salva
                                         Senior Vice President and Controller
                                         (Principal Accounting Officer)


Date: August 7, 2003