Form 10-Q
period 2003-09-30
COMCAST HOLDINGS CORP
filed 2003-11-13
CIK 22301

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

      (X) Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended:

                               SEPTEMBER 30, 2003
                                       OR

      ( ) Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from ________ to ________.

                        Commission File Number 001-15471

                          COMCAST HOLDINGS CORPORATION
             (Exact name of registrant as specified in its charter)

                PENNSYLVANIA                             23-1709202
-------------------------------------------------------------------------------

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

                  Yes  X                            No
                      ---                                 ---

                           __________________________

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12-b2 of the Exchange Act).

                  Yes                               No     X
                      ---                                 ---

As of September 30, 2003, there were 21,591,115 shares of Class A Common Stock, 916,198,519 shares of Class A Special Common Stock and 9,444,375 shares of Class B Common Stock outstanding.
                           __________________________

The Registrant meets the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.



                  COMCAST HOLDINGS CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 2003
                                TABLE OF CONTENTS
                                                                                                       Page Number
                                                                                                       -----------
PART I.    FINANCIAL INFORMATION

           ITEM 1.    Financial Statements

                      Condensed Consolidated Balance Sheet as of September 30, 2003
                      and December 31, 2002 (Unaudited)......................................................2
                      Condensed Consolidated Statement of Operations for the Three and Nine Months
                      Ended September 30, 2003 and 2002 (Unaudited)..........................................3
                      Condensed Consolidated Statement of Cash Flows for the Nine Months
                      Ended September 30, 2003 and 2002 (Unaudited)..........................................4
                      Notes to Condensed Consolidated Financial Statements (Unaudited).......................5
           ITEM 2.    Management's Discussion and Analysis of Financial Condition
                      and Results of Operations.............................................................19
           ITEM 4.    Controls and Procedures...............................................................24

PART II.   OTHER INFORMATION

           ITEM 1.    Legal Proceedings.....................................................................24
           ITEM 6.    Exhibits and Reports on Form 8-K......................................................24
           SIGNATURES.......................................................................................25
                                          ___________________________________



     This Quarterly Report on Form 10-Q is for the three and nine months ended September 30, 2003. This Quarterly Report modifies and supersedes documents filed prior to this Quarterly Report. Information that we file with the SEC in the future will automatically update and supersede information contained in this Quarterly Report. In this Quarterly Report, "Comcast Holdings," "we," "us,"
"our" and the "Company" refer to Comcast Holdings Corporation and its subsidiaries, and "Comcast" refers to Comcast Corporation.

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

Factors Affecting Future Operations

     As more fully described elsewhere in this Quarterly Report, on September 17, 2003, we sold our approximate 57% interest in QVC, Inc., our electronic retailing subsidiary, to Liberty Media Corporation. The results of QVC have been reported as discontinued operations for all periods presented in the accompanying condensed consolidated financial statements.

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



                  COMCAST HOLDINGS CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 2003

PART I.                    FINANCIAL INFORMATION
------                     ---------------------

ITEM 1.                    FINANCIAL STATEMENTS

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

                                                                            (Dollars in millions, except share data)
                                                                                   September 30,   December 31,
                                                                                       2003           2002
                                                                                   ------------    -----------
ASSETS
------
CURRENT ASSETS
   Cash and cash equivalents..................................................           $3,213           $400
   Investments................................................................            1,138            517
   Accounts receivable, less allowance for doubtful accounts of $82  and $74..              414            446
   Other current assets.......................................................              261            133
   Current assets of discontinued operations..................................                           1,481
                                                                                   ------------    -----------
       Total current assets...................................................            5,026          2,977
                                                                                   ------------    -----------
NOTES RECEIVABLE FROM AFFILIATES..............................................              853            191
DUE FROM AFFILIATES...........................................................            1,342
INVESTMENTS...................................................................            2,876            594
PROPERTY AND EQUIPMENT, net of accumulated depreciation of $4,198  and  $3,398            6,513          6,431
FRANCHISE RIGHTS..............................................................           16,619         16,611
GOODWILL......................................................................            5,611          5,611
OTHER INTANGIBLE ASSETS, net of accumulated amortization of $985  and $688....            1,214          1,311
OTHER NONCURRENT ASSETS, net..................................................              289            368
NONCURRENT ASSETS OF DISCONTINUED OPERATIONS..................................                           1,595
                                                                                   ------------    -----------
                                                                                        $40,343        $35,689
                                                                                   ============    ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES
   Accounts payable...........................................................             $249           $425
   Accrued expenses and other current liabilities.............................            2,725          1,425
   Due to affiliates..........................................................                              76
   Deferred income taxes......................................................               36             46
   Current portion of long-term debt..........................................              375             23
   Current liabilities of discontinued operations.............................                             816
                                                                                   ------------    -----------
       Total current liabilities..............................................            3,385          2,811
                                                                                   ------------    -----------
LONG-TERM DEBT, less current portion..........................................            7,941          9,256
                                                                                   ------------    -----------
NOTES PAYABLE TO AFFILIATES...................................................               49             22
                                                                                   ------------    -----------
DEFERRED INCOME TAXES.........................................................            8,923          6,830
                                                                                   ------------    -----------
OTHER NONCURRENT LIABILITIES..................................................            1,187          1,216
                                                                                   ------------    -----------
MINORITY INTEREST.............................................................              295            266
                                                                                   ------------    -----------
NONCURRENT LIABILITIES AND MINORITY INTEREST OF
   DISCONTINUED OPERATIONS....................................................                             923
                                                                                   ------------    -----------
COMMITMENTS AND CONTINGENCIES (NOTE 9)
STOCKHOLDERS' EQUITY
   Preferred stock - authorized 20,000,000 shares; issued, zero...............
   Class A common stock, $1.00 par value - authorized,
     200,000,000 shares; issued, 21,591,115 ..................................               22             22
   Class A special common stock, $1.00 par value - authorized,
     2,500,000,000 shares; issued 916,198,519.................................              916            916
   Class B common stock, $1.00 par value - authorized, 50,000,000 shares;
     issued, 9,444,375 .......................................................                9              9
   Additional capital.........................................................           12,331         11,818
   Retained earnings..........................................................            5,311          1,595
   Accumulated other comprehensive income (loss)..............................              (26)             5
                                                                                   ------------    -----------
       Total stockholders' equity.............................................           18,563         14,365
                                                                                   ------------    -----------
                                                                                        $40,343        $35,689
                                                                                   ============    ===========
           See notes to condensed consolidated financial statements.





                  COMCAST HOLDINGS CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 2003
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)

                                                                                      (Dollars in millions)
                                                                             Three Months Ended    Nine Months Ended
                                                                               September 30,         September 30,
                                                                              2003       2002       2003       2002
                                                                            ---------  ---------  ---------  ---------

SERVICE REVENUES...........................................................    $1,882     $1,698     $5,703     $5,102

COSTS AND EXPENSES
    Operating (excluding depreciation).....................................       661        597      2,054      1,831
    Selling, general and administrative....................................       491        459      1,469      1,340
    Depreciation...........................................................       330        321        965        957
    Amortization...........................................................        49         50        136        134
                                                                            ---------  ---------  ---------  ---------
                                                                                1,531      1,427      4,624      4,262
                                                                            ---------  ---------  ---------  ---------
OPERATING INCOME...........................................................       351        271      1,079        840
OTHER INCOME (EXPENSE)
    Interest expense.......................................................      (161)      (172)      (500)      (535)
    Interest income (expense) on affiliate notes, net......................       (10)                    2
    Investment loss, net...................................................      (166)       (47)      (198)      (702)
    Equity in net losses of affiliates.....................................       (15)        (9)       (45)       (55)
    Other income (expense).................................................        (1)         5          1        (12)
                                                                            ---------  ---------  ---------  ---------
                                                                                 (353)      (223)      (740)    (1,304)
                                                                            ---------  ---------  ---------  ---------

(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND
    MINORITY INTEREST......................................................        (2)        48        339       (464)
INCOME TAX BENEFIT (EXPENSE)...............................................        84        (27)       (48)       123
                                                                            ---------  ---------  ---------  ---------

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE MINORITY INTEREST..........        82         21        291       (341)
MINORITY INTEREST..........................................................       (14)         3        (33)       (23)
                                                                            ---------  ---------  ---------  ---------
INCOME (LOSS) FROM CONTINUING OPERATIONS...................................        68         24        258       (364)
INCOME FROM DISCONTINUED OPERATIONS, net of tax............................        39         52        168        141
GAIN ON DISCONTINUED OPERATIONS, net of tax................................     3,290                 3,290
                                                                            ---------  ---------  ---------  ---------
NET INCOME (LOSS)..........................................................    $3,397        $76     $3,716      ($223)
                                                                            =========  =========  =========  =========

           See notes to condensed consolidated financial statements.




                  COMCAST HOLDINGS CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 2003
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)


                                                                              (Dollars in millions)
                                                                                Nine Months Ended
                                                                                  September 30,
                                                                                2003           2002
                                                                           -----------    -------------
OPERATING ACTIVITIES
   Net income (loss)......................................................      $3,716            ($223)
   Income from discontinued operations....................................        (168)            (141)
   Gain on discontinued operations........................................      (3,290)
                                                                           -----------    -------------
   Income (loss) from continuing operations...............................         258             (364)

   Adjustments to reconcile income (loss) from continuing operations to net cash provided by operating activities from continuing operations:
     Depreciation.........................................................         965              957
     Amortization.........................................................         136              134
     Non-cash interest expense, net.......................................          22               32
     Equity in net losses of affiliates...................................          45               55
     Losses (gains) on investments and other (income) expense, net........         213              733
     Minority interest....................................................          33               23
     Deferred income taxes................................................         128              (60)
     Proceeds from sales of trading securities............................          85
     Other................................................................           2              (56)
                                                                           -----------    -------------
                                                                                 1,887            1,454
     Changes in working capital, net of effects of acquisitions and divestitures:
      Decrease in accounts receivable, net................................          30               11
      Increase in other current assets....................................        (135)              (5)
      Increase in accounts payable, accrued expenses and other
       current liabilities................................................         284              183
                                                                           -----------    -------------
                                                                                   179              189

      Net cash provided by operating activities from continuing operations       2,066            1,643
                                                                           -----------    -------------

FINANCING ACTIVITIES
   Proceeds from borrowings...............................................       1,260              876
   Retirements and repayments of debt.....................................      (2,293)          (1,801)
   Net transactions with affiliates.......................................      (1,430)
   Capital contribution from parent.......................................         467
   Proceeds from notes payable to affiliates..............................          27
   Other..................................................................                           70
                                                                           -----------    -------------

      Net cash used in financing activities from continuing operations....      (1,969)            (855)
                                                                           -----------    -------------

INVESTING ACTIVITIES
   Acquisitions, net of cash acquired.....................................         (22)             (16)
   Proceeds from sales of (purchases of) short-term investments, net......           4                4
   Increase in notes receivable from affiliates...........................        (662)
   Proceeds from sale of discontinued operations..........................       1,350
   Proceeds from sales of Liberty Notes...................................       3,000
   Proceeds from sales of investments.....................................         213              734
   Purchases of investments...............................................         (68)             (48)
   Capital expenditures...................................................      (1,038)          (1,035)
   Additions to intangible and other noncurrent assets....................         (61)            (231)
                                                                           -----------    -------------

      Net cash provided by (used in) investing activities from continuing
          operations .....................................................       2,716             (592)
                                                                           -----------    -------------

INCREASE IN CASH AND CASH EQUIVALENTS.....................................       2,813              196

CASH AND CASH EQUIVALENTS, beginning of period............................         400              214
                                                                           -----------    -------------

CASH AND CASH EQUIVALENTS, end of period..................................      $3,213             $410
                                                                           ===========    =============

See notes to condensed consolidated financial statements.


                  COMCAST HOLDINGS CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 2003
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

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

On September 17, 2003, the Company completed the sale of its approximate 57% interest in QVC, Inc. ("QVC"). Accordingly, QVC has been presented as a discontinued operation pursuant to Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (see Note 3).

Reclassifications
Certain reclassifications have been made to the prior year financial statements to conform to those classifications used in 2003.

2. RECENT ACCOUNTING PRONOUNCEMENTS

SFAS No. 143

The Financial Accounting Standards Board ("FASB") issued SFAS No. 143, "Accounting for Asset Retirement Obligations," in June 2001. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company adopted SFAS No. 143 on January 1, 2003, in accordance with the new statement. The adoption of SFAS No. 143 had no impact on the Company's financial condition or results of operations.

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

SFAS No. 149
In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." The Statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, for hedging relationships designated after June 30, 2003, and to certain preexisting contracts. The Company adopted SFAS No. 149 on July 1, 2003 on a

                  COMCAST HOLDINGS CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 2003
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

prospective basis in accordance with the new statement. The adoption of SFAS No. 149 had no material impact on the Company's financial condition or results of operations.

SFAS No. 150
In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope as a liability or, in some circumstances, as an asset, with many such financial instruments having been previously classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise was effective July 1, 2003. The adoption of SFAS No. 150 did not have a material impact on the Company's financial condition or results of operations.

The FASB is addressing certain implementation issues associated with the application of SFAS No. 150. On October 29, 2003, the FASB decided to defer certain provisions of SFAS No. 150 related to mandatorily redeemable financial instruments representing noncontrolling interests in subsidiaries included in consolidated financial statements. The Company will monitor the actions of the FASB and assess the impact, if any, that these actions may have on its financial statements.

FIN 45
In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 expands on the accounting guidance of SFAS No.'s 5, 57, and 107 and supercedes FIN 34. FIN 45 clarifies that a guarantor is required to disclose in its interim and annual financial statements its obligations under certain guarantees that it has issued, including the nature and terms of the guarantee, the maximum potential amount of future payments under the guarantee, the carrying amount, if any, for the guarantor's obligations under the guarantee, and the nature and extent of any recourse provisions or available collateral that would enable the guarantor to recover the amounts paid under the guarantee. FIN 45 also clarifies that, for certain guarantees, a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. FIN 45 does not prescribe a specific approach for subsequently measuring the guarantor's recognized liability over the term of the related guarantee. The initial recognition and initial measurement provisions of FIN 45 apply on a prospective basis to certain guarantees issued or modified after December 31, 2002. The disclosure requirements in FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company adopted the disclosure provisions of FIN 45 in the fourth quarter of 2002 and adopted the initial recognition and measurement provisions of FIN 45 on January 1, 2003, as required by the Interpretation. The impact of the adoption of FIN 45 will depend on the nature and terms of guarantees entered into or modified by the Company in the future. The adoption of FIN 45 in the first quarter of 2003 did not have a material impact on the Company's financial condition or results of operations (see Note 9).

FIN 46
The Company adopted the provisions of FASB Interpretation No. 46 "Consolidation of Variable Interest Entities" ("FIN 46") effective January 1, 2002. FIN 46 clarifies the application of Accounting Research Bulletin 51 to certain entities, defined as variable interest entities ("VIEs"), in which equity investors do not have characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated support from other parties. At the time of the initial application, FIN 46 had no impact on the Company's financial condition or results of operations because the Company previously consolidated all VIEs in which it was the primary beneficiary. Since the Company's initial application, the FASB has been addressing various implementation issues that could potentially broaden the application of FIN 46 to entities outside its originally interpreted scope and has issued and proposed several FASB Staff Positions. The Company does not expect that these FASB Staff Positions will have a material impact on its financial statements.

                  COMCAST HOLDINGS CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 2003
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

3. ACQUISITIONS AND OTHER SIGNIFICANT EVENTS

Sale of QVC
On September 17, 2003, the Company completed the sale to Liberty Media Corporation ("Liberty") of all shares of QVC common stock held by a number of indirect wholly-owned subsidiaries of the Company, for an aggregate amount of approximately $7.7 billion, consisting of $4 billion principal amount of Liberty's Floating Rate Senior Notes due 2006 (the "Liberty Notes"), $1.35 billion in cash and approximately 218 million shares of Liberty Series A common stock. The shares had a fair value on the closing date of $10.73 per share. The consideration received, net of transaction costs, over the Company's carrying value of the net assets of QVC resulted in a gain of approximately $3.290 billion, net of approximately $2.865 billion of related income taxes.

The Liberty Notes and shares of Liberty Series A common stock received in the transaction have been registered with the SEC. On September 24, 2003, the Company, through its wholly-owned indirect subsidiaries, sold an aggregate of $3.0 billion principal amount of the Liberty Notes for net proceeds of approximately $3.0 billion. The remaining Liberty Notes held by the Company, which bear interest at LIBOR plus 1.5%, are classified as available for sale and the shares of Liberty Series A common stock received by the Company in connection with the sale of QVC are classified as trading securities (see Note
4).

The current and noncurrent assets and liabilities of QVC included within the related discontinued operations captions are as follows (in millions):


                                                                    December 31,
                                                                       2002
                                                                    -----------

 Cash.............................................................         $276
 Accounts receivable, less allowance for doubtful accounts........          569
 Inventories, net.................................................          479
 Other current assets.............................................          157
                                                                    -----------
      Total current assets of discontinued operations.............       $1,481
                                                                    ===========

 Property and equipment, net of accumulated depreciation..........         $485
 Goodwill.........................................................          835
 Other intangible assets, net of accumulated amortization.........          170
 Other noncurrent assets, net.....................................          105
                                                                    -----------
      Total noncurrent assets of discontinued operations..........       $1,595
                                                                    ===========

 Accounts payable.................................................         $367
 Accrued expenses and other current liabilities...................          449
                                                                    -----------
      Total current liabilities of discontinued operations........         $816
                                                                    ===========

 Minority interest................................................         $867
 Other noncurrent liabilities.....................................           56
                                                                    -----------
      Total noncurrent liabilities and minority interest of
          discontinued operations.................................         $923
                                                                    ===========

                  COMCAST HOLDINGS CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 2003
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

The results of operations of QVC prior to its disposition are included within income from discontinued operations, net of tax in the following periods (in millions):


                                                                Three Months Ended        Nine Months Ended
                                                                  September 30,             September 30,
                                                                2003         2002         2003         2002
                                                              ---------    ---------    ---------    ---------

Revenues...................................................      $752       $1,012       $2,915       $3,000
Income before income taxes and minority interest...........      $123         $146         $496         $419



The 2003 periods include QVC operations through August 31, 2003 as reported to the Company by QVC. The amount of income from discontinued operations and gain on discontinued operations is subject to reallocation as additional information is obtained from QVC, which will have no effect on net income.

4. INVESTMENTS


                                                                            September 30,      December 31,
                                                                                 2003              2002
                                                                            --------------    --------------
                                                                                       (in millions)

     Fair value method
          AT&T Corp....................................................           $                     $287
          Liberty......................................................              3,212                43
          Sprint Corp. PCS Group.......................................                354               369
          Other .......................................................                 23                24
                                                                            --------------    --------------
                                                                                     3,589               723

     Equity method.....................................................                316               284
     Cost method.......................................................                109               104
                                                                            --------------    --------------
          Total investments............................................              4,014             1,111
     Less, current investments.........................................              1,138               517
                                                                            --------------    --------------
     Non-current investments...........................................             $2,876              $594
                                                                            ==============    ==============

Fair Value Method
The Company holds unrestricted equity investments in certain publicly traded companies, which it accounts for as available for sale or trading securities. The net unrealized pre-tax gains on investments accounted for as available for sale securities as of September 30, 2003 and December 31, 2002 of $29 million and $70 million, respectively, have been reported in the Company's consolidated balance sheet principally as a component of accumulated other comprehensive income (loss), net of related deferred income taxes of $10 million and $25 million, respectively.

The cost, fair value and unrealized gains and losses related to the Company's available for sale securities are as follows (in millions):

                                                September 30,      December 31,
                                                    2003               2002
                                                 -----------        -----------

   Cost......................................         $1,024               $269
   Unrealized gains..........................             34                 71
   Unrealized losses.........................             (5)                (1)
                                                 -----------        -----------

   Fair value................................         $1,053               $339
                                                 ===========        ===========

                  COMCAST HOLDINGS CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 2003
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

Investment Loss, Net
Investment loss, net for the interim periods includes the following (in millions):



                                                                      Three Months Ended    Nine Months Ended
                                                                        September 30,         September 30,
                                                                       2003        2002      2003        2002
                                                                     --------    -------- ----------   --------
     Interest and dividend income....................................      $4          $6        $12        $19
     Gains (losses) on sales and exchanges of investments, net.......                             22       (101)
     Investment impairment losses....................................                  (6)       (69)      (227)
     Unrealized losses on trading securities.........................    (167)       (181)       (98)    (1,621)
     Mark to market adjustments on derivatives related
          to trading securities......................................      (1)        139        (66)     1,310
     Mark to market adjustments on derivatives and hedged items......      (2)         (5)         1        (82)
                                                                     --------    -------- ----------   --------

     Investment loss, net............................................   ($166)       ($47)     ($198)     ($702)
                                                                     ========    ======== ==========   ========


5. GOODWILL

     The changes in the carrying amount of goodwill by business segment (see
     Note 10) for the periods presented are as follows (in millions):


                                                                       Corporate
                                                         Cable         and Other            Total
                                                      ------------    ------------   ------------

     Balance, December 31, 2002......................       $4,693            $918         $5,611
         Intersegment transfers......................           20             (20)
                                                      ------------    ------------   ------------
     Balance, September 30, 2003.....................       $4,713            $898         $5,611
                                                      ============    ============   ============

6. LONG-TERM DEBT

The Cross-Guarantee Structure
To simplify Comcast's capital structure, effective with its acquisition of AT&T Corp.'s broadband business ("Broadband") on November 18, 2002, Comcast and certain of its cable holding company subsidiaries, including the Company's wholly owned subsidiary Comcast Cable Communications, Inc. ("Comcast Cable"), fully and unconditionally guaranteed each other's debt securities (the "Cross-Guarantee Structure"). Comcast Holdings is not a guarantor, and none of its debt is guaranteed. As of September 30, 2003, $22.568 billion of Comcast's debt securities were entitled to the benefits of the Cross-Guarantee Structure, including $6.932 billion of Comcast Cable's debt securities.

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

                  COMCAST HOLDINGS CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 2003
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

Repayments of Debt with Proceeds from Sales of QVC and Liberty Notes
In September 2003, in connection with the sale of QVC and the sale of the Liberty Notes, the Company received an aggregate of approximately $4.35 billion in cash (see Note 3). In September 2003, the Company used a portion of the cash proceeds to repay $550 million on the Comcast Cable revolving credit facility due 2005 and also repaid $1.130 billion outstanding on certain of Comcast's bank credit facilities.

ZONES
At maturity, holders of the Company's 2.0% Exchangeable Subordinated Debentures due 2029 (the "ZONES") are entitled to receive in cash an amount equal to the higher of the principal amount of the ZONES or the market value of Sprint PCS common stock. Prior to maturity, each ZONES is exchangeable at the holders' option for an amount of cash equal to 95% of the market value of Sprint PCS Stock. As of September 30, 2003, the number of Sprint PCS shares held by the Company exceeded the number of ZONES outstanding.

The Company split the accounting for the ZONES into derivative and debt components. The Company records the change in the fair value of the derivative component of the ZONES (see Note 4) and the change in the carrying value of the debt component of the ZONES as follows (in millions):


                                                          Nine Months Ended
                                                            September 30,
                                                        2003           2002
                                                     -----------    -----------
Balance at Beginning of Period:
Debt component................................              $491           $468
Derivative component..........................               208          1,145
                                                     -----------    -----------
Total                                                        699          1,613

Increase in debt component
to interest expense...........................                18             17
Increase (decrease) in derivative component
to investment loss, net.......................                64         (1,053)

Balance at End of Period:
Debt component................................               509            485
Derivative component..........................               272             92
                                                     -----------    -----------
Total                                                       $781           $577
                                                     ===========    ===========

Interest Rates
Excluding the derivative component of the ZONES whose changes in fair value are recorded to investment loss, net, the Company's effective weighted average interest rate on its total debt outstanding was 7.49% and 7.07% as of September 30, 2003 and December 31, 2002, respectively.

Derivatives
The Company uses derivative financial instruments to manage its exposure to fluctuations in interest rates and securities prices. The Company has issued indexed debt instruments and prepaid forward sale agreements whose value, in part, is derived from the market value of certain publicly traded common stock.

Lines and Letters of Credit
As of September 30, 2003, certain subsidiaries of the Company had unused lines of credit of $2.508 billion under their respective credit facilities.

As of September 30, 2003, the Company and certain of its subsidiaries had unused irrevocable standby letters of credit totaling $42 million to cover potential fundings under various agreements.

                  COMCAST HOLDINGS CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 2003
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

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

The following table illustrates the effect on net income (loss) if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation (dollars in millions):



                                                                      Three Months Ended     Nine Months Ended
                                                                        September 30,          September 30,
                                                                       2003        2002       2003      2002
                                                                     --------    --------   --------   -------
     Net income (loss), as reported..................................  $3,397         $76     $3,716     ($223)

          Deduct: Total stock-based compensation expense
                   determined under fair value based method
                   for all awards relating to continuing operations, net
                   of related tax effects............................     (25)        (33)       (63)      (94)

                   Total stock-based compensation expense determined
                   under fair value based method for all awards relating
                   to discontinued operations, net of related tax
                   effects .........................................       (5)         (4)       (12)      (12)
                                                                     --------    --------   --------   -------

     Pro forma, net income (loss)....................................  $3,367         $39     $3,641     ($329)
                                                                     ========    ========   ========   =======


Total stock-based compensation expense was determined under the fair value method for all awards using the accelerated recognition method as permitted under SFAS No. 123. Had the Company applied the fair value recognition provisions of SFAS No. 123 using the straight-line rather than the accelerated recognition method of its stock options, total stock-based compensation expense relating to continuing operations, net of related tax effects, would have been $21 million and $26 million for the three months ended September 30, 2003 and 2002, respectively, and $55 million and $75 million for the nine months ended September 30, 2003 and 2002, respectively.

The weighted-average fair value at date of grant of a Class A common stock option granted under Comcast's option plan during the three and nine months ended September 30, 2003 was $12.94 and $10.76, respectively. The weighted-average fair value at date of grant of a Class A Special common stock option granted under the Company's option plans during the three and nine months ended September 30, 2002 was $10.33 and $15.50, respectively. The fair value of each option granted during the interim periods in 2003 and 2002 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:



                  COMCAST HOLDINGS CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 2003
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)


                                                 Three Months Ended                   Nine Months Ended
                                                    September 30,                       September 30,
                                              2003                2002             2003               2002
                                         ---------------    ---------------- ----------------   ----------------
                                             Class A        Class A Special      Class A        Class A Special
                                          Common Stock        Common Stock     Common Stock       Common Stock
                                         ---------------    ---------------- ----------------   ----------------
     Dividend yield.....................           0%                 0%               0%                 0%
     Expected volatility................        28.2%              31.5%            29.3%              29.5%
     Risk-free interest rate............         4.1%               4.6%             3.4%               5.2%
     Expected option lives (in years)...         8.0                8.0              6.9                8.0
     Forfeiture rate....................         3.0%               3.0%             3.0%               3.0%



The pro forma effect on net income (loss) for the interim periods by applying SFAS No. 123 may not be indicative of the effect on net income or loss in future years since SFAS No. 123 does not take into consideration pro forma compensation expense related to awards made prior to January 1, 1995 and since additional awards in future years are anticipated.

Comprehensive Income (Loss)
The Company's total comprehensive income (loss) for the interim periods was as follows (in millions):


                                                             Three Months Ended       Nine Months Ended
                                                                September 30,           September 30,
                                                               2003        2002       2003        2002
                                                             ---------  ----------  ---------  ----------
     Net income (loss)....................................      $3,397         $76     $3,716       ($223)
     Unrealized (losses) gains on marketable securities...         (19)         25        (44)       (339)
     Reclassification adjustments for (gains) losses
       included in net income (loss)......................         (14)                     7         203
     Unrealized losses (gains) on the effective portion
       of cash flow hedges................................           1        (198)         1        (198)
     Foreign currency translation gains (losses)..........           3          (1)         5          (8)
                                                             ---------  ----------  ---------  ----------
     Comprehensive income (loss)..........................      $3,368        ($98)    $3,685       ($565)
                                                             =========  ==========  =========  ==========




8. STATEMENT OF CASH FLOWS - SUPPLEMENTAL INFORMATION

     The Company made cash payments for interest and income taxes related to continuing operations during the interim periods as follows (in millions):


                                                              Three Months Ended       Nine Months Ended
                                                                 September 30,           September 30,
                                                                2003        2002       2003        2002
                                                              ---------  ----------  ---------  ----------
     Interest.............................................         $90        $101       $420        $441
     Income taxes.........................................         $12          $2        $56         $11



The Liberty shares and Liberty Notes received in connection with the sale of QVC are non-cash investing activities (see Note 3).

                  COMCAST HOLDINGS CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 2003
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

9. COMMITMENTS AND CONTINGENCIES

Contingencies

At Home.
--------

Litigation has been filed against the Company as a result of alleged conduct of the Company with respect to its investment in and distribution relationship with At Home Corporation. At Home was a provider of high-speed Internet services which filed for bankruptcy protection in September 2001. Filed actions are: (i) class action lawsuits against the Company, Brian L. Roberts (the Company's President and Chief Executive Officer and a director), AT&T (the former controlling shareholder of At Home and also a former distributor of the At Home service) and other corporate and individual defendants in the Superior Court of San Mateo County, California, alleging breaches of fiduciary duty on the part of the Company and the other defendants in connection with transactions agreed to in March 2000 among At Home, the Company, AT&T and Cox Communications, Inc. (Cox is also an investor in At Home and a former distributor of the At Home service);
(ii) class action lawsuits against Comcast Cable Communications, Inc., AT&T and others in the United States District Court for the Southern District of New York, alleging securities law violations and common law fraud in connection with disclosures made by At Home in 2001; and (iii) a lawsuit brought in the United States District Court for the District of Delaware in the name of At Home by certain At Home bondholders against the Company, Brian L. Roberts, Cox and others, alleging breaches of fiduciary duty relating to the March 2000 transactions and seeking recovery of alleged short- swing profits of at least
$600 million pursuant to Section 16(b) of the Securities Exchange Act of 1934 purported to have arisen in connection with certain transactions relating to At Home stock effected pursuant to the March 2000 agreements. The actions in San Mateo County, California have been stayed by the United States Bankruptcy Court for the Northern District of California, the court in which At Home filed for bankruptcy, as violating the automatic bankruptcy stay. In the Southern District of New York actions, the court ordered the actions consolidated into a single action. All of the defendants served motions to dismiss on February 11, 2003. The court dismissed the common law claims against the Company and Mr. Roberts, leaving only a claim against them for "control person" liability under the Securities Exchange Act of 1934. The Delaware case has been transferred to the United States District Court for the Southern District of New York.

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

Starz Encore.
-------------

Some of the entities formerly attributed to Broadband which are now subsidiaries of Comcast were parties to a 1997 affiliation term sheet with Starz Encore Group LLC ("Starz Encore"), an affiliate of Liberty, which was the subject of a lawsuit by Starz Encore against Broadband in Colorado State Court that preceded Comcast's acquisition of Broadband. In November 2002, the Company and Comcast filed suit against Starz Encore in the United States District Court for the Eastern District of Pennsylvania relating to that term sheet.

In January 2003, Starz Encore filed an amended complaint in its lawsuit against Broadband in Colorado state court. The amended complaint added the Company and Comcast as defendants and added new claims against the Company, Comcast and Broadband asserting alleged breaches of, and interference with, a standstill agreement relating to the lawsuit filed by the Company and Comcast in federal District Court in Pennsylvania. On September 19, 2003, Comcast, Starz Encore and certain of their affiliates entered into a confidential settlement agreement that provided for the dismissal with prejudice of both the Colorado lawsuit and the Pennsylvania lawsuit, subject to the execution of a contemporaneous amendment to an existing affiliation agreement between Comcast and Starz Encore

                  COMCAST HOLDINGS CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 2003
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

that originally applied only to the cable systems of the Company. The amended affiliation agreement now applies to all Comcast owned and operated systems, including the former Broadband systems, and provides for: (i) payment on a per-subscriber basis rather than the flat fee arrangement that formerly existed under the 1997 term sheet between Broadband and Starz Encore; (ii) elimination of the pass-through of any of Starz Encore's incremental programming costs, such as there had been under the 1997 term sheet between Broadband and Starz Encore; and (iii) enhanced joint marketing efforts promoting Starz Encore products. The parties have filed stipulations of dismissal of both the Colorado and Pennsylvania lawsuits with prejudice.

Other.
------

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

                  COMCAST HOLDINGS CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 2003
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

10. FINANCIAL DATA BY BUSINESS SEGMENT

As a result of the sale of QVC, the Company's only reportable segment is "Cable." The Company's other business segments, including the Company's content operations, do not meet the quantitative guidelines for segment reporting. The components of net income (loss) below operating income (loss) before depreciation and amortization are not separately evaluated by the Company's management on a segment basis (in millions).



                                                                       Corporate and
                                                             Cable        Other (1)         Total
                                                             -----     -------------        -----
Three Months Ended September 30, 2003
-------------------------------------
Revenues (2).........................................      $1,718            $164         $1,882
Operating income (loss) before depreciation
     and amortization (3)............................         742             (12)           730
Depreciation and amortization........................         333              46            379
Operating income (loss)..............................         409             (58)           351
Interest expense.....................................         130              31            161
Capital expenditures.................................         324              19            343

Three Months Ended September 30, 2002
-------------------------------------
Revenues (2).........................................      $1,548            $150         $1,698
Operating income (loss) before depreciation
     and amortization (3)............................         645              (3)           642
Depreciation and amortization........................         309              62            371
Operating income (loss)..............................         336             (65)           271
Interest expense.....................................         140              32            172
Capital expenditures.................................         322               7            329

Nine Months Ended September 30, 2003
-------------------------------------
Revenues (2).........................................      $5,079            $624         $5,703
Operating income before depreciation
     and amortization (3)............................       2,155              25          2,180
Depreciation and amortization........................         957             144          1,101
Operating income (loss)..............................       1,198            (119)         1,079
Interest expense.....................................         405              95            500
Capital expenditures.................................       1,009              29          1,038

Nine Months Ended September 30, 2002
-------------------------------------
Revenues (2).........................................      $4,558            $544         $5,102
Operating income before depreciation
     and amortization (3)............................       1,896              35          1,931
Depreciation and amortization........................         900             191          1,091
Operating income (loss)..............................         996            (156)           840
Interest expense.....................................         428             107            535
Capital expenditures.................................       1,011              24          1,035

As of September 30, 2003
-------------------------------------
Assets...............................................     $29,754         $10,589        $40,343
Long-term debt, less current portion.................       6,634           1,307          7,941

As of December 31, 2002
Assets...............................................     $29,844          $5,845        $35,689
Long-term debt, less current portion.................       7,908           1,348          9,256
_______________



                  COMCAST HOLDINGS CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 2003
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

(1) Other includes segments not meeting certain quantitative guidelines for reporting and elimination entries related to the segment presented. Corporate and other assets consist primarily of the Company's investments and intangible assets related to the Company's content operations and, as of December 31, 2002, $3.076 billion of assets associated with discontinued operations (see Notes 3, 4 and 5).
(2) No single customer accounted for a significant amount of the Company's revenues in any period.
(3) Operating income (loss) before depreciation and amortization is defined as operating income (loss) before depreciation and amortization and impairment charges, if any, related to fixed and intangible assets. As such, it eliminates the significant level of non-cash depreciation and amortization expense that results from the capital intensive nature of the Company's businesses and intangible assets recognized in business combinations, and is unaffected by the Company's capital structure or investment activities. The Company's management and Board of Directors use this measure in evaluating the Company's consolidated operating performance and the operating performance of all of its operating segments. This metric is used to allocate resources and capital to the Company's operating segments and is a significant component of the Company's annual incentive compensation programs. This measure is also useful to investors as it is one of the bases for comparing the Company's operating performance with other companies in its industries, although the Company's measure may not be directly comparable to similar measures used by other companies. This measure should not be considered as a substitute for operating income
     (loss), net income (loss), net cash provided by operating activities or other measures of performance or liquidity reported in accordance with generally accepted accounting principles.

                  COMCAST HOLDINGS CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 2003
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

11. RELATED PARTY TRANSACTIONS

QVC has an affiliation agreement with Comcast Cable Communications Holdings, Inc. ("CCCH"), a wholly owned subsidiary of Comcast, to carry QVC's programming. In return for carrying QVC programming, QVC pays CCCH an allocated portion, based upon market share, of a percentage of net sales of merchandise sold to QVC customers located in CCCH's service area. These amounts, which are included in income from discontinued operations in the Company's consolidated statement of operations, totaled $3 million and $11 million during the three and nine months ended September 30, 2003, respectively. Amounts related to a similar affiliation agreement between QVC and Comcast Cable, which are included in service revenues and income from discontinued operations in the Company's consolidated statement of operations, totaled $4 million and $13 million during the three and nine months ended September 30, 2003, respectively.

The Company's content businesses generate a portion of their revenues through the sale of subscriber services to CCCH under affiliation agreements. These amounts, which are included in service revenues in the Company's consolidated statement of operations, totaled $9 million and $26 million during the three and nine months ended September 30, 2003, respectively. Amounts related to similar affiliation agreements between the Company's content businesses and Comcast Cable are eliminated in the Company's consolidated financial statements.

Effective January 1, 2003, Comcast has entered into management agreements with the Company's cable subsidiaries. The management agreements generally provide that Comcast supervise the management and operations of the cable systems and arrange for and supervise certain administrative functions. As compensation for such services, the agreements provide for Comcast to charge management fees based on a percentage of gross revenues. These charges, which are included in selling, general and administrative expenses in the Company's consolidated statement of operations, totaled $39 million and $109 million during the three and nine months ended September 30, 2003, respectively. During the 2002 interim periods, similar management agreements existed between Comcast Cable and its subsidiaries. Accordingly, amounts related to those agreements were eliminated in the Company's consolidated financial statements during the 2002 interim periods.

Effective January 1, 2003, Comcast Cable reimburses Comcast Cable Communications Management, LLC ("CCCM"), a wholly owned subsidiary of Comcast but not of the Company, for certain costs under a cost sharing agreement. These charges, which are included in selling, general and administrative expenses in the Company's consolidated statement of operations, totaled $47 million and $129 million during the three and nine months ended September 30, 2003, respectively. During the 2002 interim periods, similar costs were included in selling, general and administrative expenses in the Company's consolidated statement of operations.

Effective upon the closing of Comcast's acquisition of Broadband on November 18, 2002, the Company purchases certain other services, including insurance and employee benefits, from Comcast under cost sharing arrangements on terms that reflect Comcast's actual cost. These charges, which are included in selling, general and administrative expenses in the Company's consolidated statement of operations, totaled $40 million and $116 million during the three and nine months ended September 30, 2003, respectively. During the 2002 interim periods, similar cost sharing agreements existed between Comcast Holdings and Comcast Cable. Accordingly, amounts related to those agreements were eliminated in the Company's consolidated financial statements during the 2002 interim periods.

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

Due from affiliates in the Company's consolidated balance sheet as of September 30, 2003 primarily consists of amounts due from Comcast, CCCH and CCCM for advances made by the Company for working capital and capital expenditures in the ordinary course of business. Due to affiliates in the Company's consolidated balance sheet as

                  COMCAST HOLDINGS CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 2003
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

of December 31, 2002 primarily consists of amounts due to Comcast and its affiliates under the cost sharing arrangements described above and amounts payable to Comcast and its affiliates as reimbursements for costs incurred, in the ordinary course of business, by such affiliates on behalf of the Company.

As of September 30, 2003 and December 31, 2002, notes receivable from affiliates consist of an aggregate of $843 million and $191 million principal amount, respectively, of notes receivable from Comcast and from a subsidiary of CCCH. The notes receivable bear interest at rates ranging from 5.0% to 7.5% and are due between 2012 and 2013. As of September 30, 2003, notes receivable from affiliates includes $10 million of interest receivable related to the notes. As of September 30, 2003 and December 31, 2002, notes payable to affiliates consist of an aggregate of $47 million and $22 million principal amount, respectively, of notes payable to subsidiaries of CCCH. The notes payable bear interest at 7.5% and are due between 2012 and 2013. As of September 30, 2003, notes payable to affiliates includes $2 million of interest payable related to the notes.

                  COMCAST HOLDINGS CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 2003


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Information for this item is omitted pursuant to SEC General Instruction H to Form 10-Q, except as noted below.

     We  are  an  indirect  wholly  owned  subsidiary  of  Comcast   Corporation
("Comcast").

Business Developments

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

     As more fully described in Note 3 to our financial  statements  included in
Item 1 (see Sale of QVC), on September 17, 2003 we sold to Liberty Media Corporation ("Liberty") our approximate 57% interest in QVC, Inc. ("QVC") for approximately $7.7 billion under a stock purchase agreement. We received from Liberty three-year senior unsecured notes (the "Liberty Notes") bearing interest at LIBOR plus 1.5%, approximately 218 million shares of Liberty Series A common stock and cash. The values of the notes, shares and cash received were approximately $4.0 billion, $2.339 billion and $1.35 billion, respectively. In accordance with Statement of Financial Accounting Standards No. 144 ("SFAS
144"), QVC's operations are presented as a discontinued operation in our financial statements.

     Our summarized financial information for the interim periods is as follows (dollars in millions, "NM" denotes percentage is not meaningful):



                                                                 Three Months Ended
                                                                    September 30,       Increase / (Decrease)
                                                                  2003        2002          $           %
                                                                ---------   ---------   ----------  ---------
Service revenues.............................................      $1,882      $1,698         $184       10.8%
Operating, selling, general and administrative expenses......       1,152       1,056           96        9.1
Depreciation.................................................         330         321            9        2.8
Amortization.................................................          49          50           (1)      (2.0)
                                                                ---------   ---------   ----------  ---------
Operating income.............................................         351         271           80       29.5
                                                                ---------   ---------   ----------  ---------
Interest expense.............................................        (161)       (172)         (11)      (6.4)
Interest expense on affiliate notes, net.....................         (10)                      10         NM
Investment loss, net.........................................        (166)        (47)         119      253.2
Equity in net losses of affiliates...........................         (15)         (9)           6       66.7
Other income (expense).......................................          (1)          5           (6)        NM
Income tax benefit (expense).................................          84         (27)         111         NM
Minority interest............................................         (14)          3          (17)        NM
                                                                ---------   ---------   ----------  ---------
Income from continuing operations............................         $68         $24          $44      183.3%
                                                                =========   =========   ==========  =========


                  COMCAST HOLDINGS CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 2003



                                                                  Nine Months Ended
                                                                    September 30,       Increase / (Decrease)
                                                                  2003        2002          $           %
                                                                ---------   ---------   ----------  ---------
Service revenues.............................................      $5,703      $5,102         $601       11.8%
Operating, selling, general and administrative expenses......       3,523       3,171          352       11.1
Depreciation.................................................         965         957            8        0.8
Amortization.................................................         136         134            2        1.5
                                                                ---------   ---------   ----------  ---------
Operating income.............................................       1,079         840          239       28.5
                                                                ---------   ---------   ----------  ---------
Interest expense.............................................        (500)       (535)         (35)      (6.5)
Interest income on affiliate notes, net......................           2                        2         NM
Investment loss, net.........................................        (198)       (702)        (504)     (71.8)
Equity in net losses of affiliates...........................         (45)        (55)         (10)     (18.2)
Other income (expense).......................................           1         (12)          13         NM
Income tax benefit (expense).................................         (48)        123         (171)        NM
Minority interest............................................         (33)        (23)          10       43.5
                                                                ---------   ---------   ----------  ---------
Income (loss) from continuing operations.....................        $258       ($364)        $622         NM%
                                                                =========   =========   ==========  =========



Consolidated Operating Results

   Revenues

     Consolidated revenues for the three and nine month interim periods increased $184 million and $601 million, respectively. Of these increases, $170 million and $521 million, respectively, relate to our cable segment, which is discussed separately below. The remaining increases are primarily the result of our content businesses, which achieved combined revenue growth of 17.5% and 16.2%, respectively, for the three and nine month interim periods. Such increases were primarily the result of increases in distribution revenues and in advertising.

   Operating, selling, general and administrative expenses

     Consolidated operating, selling, general and administrative expenses for the three and nine month interim periods increased $96 million and $352 million, respectively. Of these increases, $73 million and $262 million, respectively, relate to our cable segment, which is discussed separately below. The remaining increases for the interim periods are primarily attributable to costs associated with management agreements between Comcast and the Company's cable subsidiaries during the 2003 interim periods that had been eliminated in consolidation in 2002 and to increased expenses in our content operations. These increases were offset, in part, by the effects of reduced corporate overhead which, upon closing of Comcast's acquisition of Broadband on November 18, 2002, are recorded by the Comcast parent rather than by the Comcast Holdings parent.

Cable Operating Results

     The following represents the operating results of our Cable segment. The remaining components of our operations are not independently significant to our consolidated financial condition or results of operations (dollars in millions).

                  COMCAST HOLDINGS CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 2003


Cable

   The following table presents financial information for our Cable segment (dollars in millions).



                                                                  Three Months Ended
                                                                     September 30,              Increase
                                                                   2003        2002           $           %
                                                                 ---------   ---------    ---------    --------
Video.......................................................        $1,249      $1,180          $69         5.8%
High-speed Internet.........................................           244         156           88        56.4
Advertising sales...........................................           102          93            9         9.7
Other.......................................................            71          70            1         1.4
Franchise fees..............................................            52          49            3         6.1
                                                                 ---------   ---------    ---------    --------
     Revenues...............................................        $1,718       1,548          170        11.0
Operating, selling, general and administrative expenses.....           976         903           73         8.1
                                                                 ---------   ---------    ---------    --------
Operating income before depreciation
     and amortization (a)...................................          $742        $645          $97        15.0%
                                                                 =========   =========   ==========  ==========


                                                                   Nine Months Ended
                                                                     September 30,              Increase
                                                                   2003        2002           $           %
                                                                 ---------   ---------    ---------    --------
Video.......................................................        $3,735      $3,516         $219         6.2%
High-speed Internet.........................................           677         415          262        63.1
Advertising sales...........................................           304         274           30        10.9
Other.......................................................           206         202            4         2.0
Franchise fees..............................................           157         151            6         4.0
                                                                 ---------   ---------    ---------    --------
     Revenues................................................       $5,079       4,558          521        11.4
Operating, selling, general and administrative expenses......        2,924       2,662          262         9.8
                                                                 ---------   ---------    ---------    --------
Operating income before depreciation
     and amortization (a)....................................       $2,155      $1,896         $259        13.7%
                                                                 =========   =========   ==========  ==========


____________
(a)  Operating  income  before  depreciation  and  amortization  is  defined  as operating income before depreciation and amortization and impairment charges, if any, related to fixed and intangible assets. As such, it eliminates the significant level of non-cash depreciation and amortization expense that results from the capital intensive nature of our businesses and intangible assets recognized in business combinations, and is unaffected by our capital structure or investment activities. Our management and Board of Directors use this measure in evaluating our consolidated operating performance and the operating performance of all of our operating segments. This metric is used to allocate resources and capital to our operating segments and is a significant component of our annual incentive compensation programs. We believe that this measure is also useful to investors as it is one of the bases for comparing our operating performance with other companies in our industries, although our measure may not be directly comparable to similar measures used by other companies. Because we use this measure as the measure of our segment profit or loss, we reconcile it to operating income, the most directly comparable financial measure calculated and presented in accordance with Generally Accepted Accounting Principles (GAAP), in the business segment footnote to our financial statements. This measure should not be considered as a substitute for operating income (loss), net income (loss), net cash provided by operating activities or other measures of performance or liquidity reported in accordance with GAAP.

     Video revenue consists of our basic, expanded basic, premium, pay-per-view, equipment and digital cable services. The increases in video revenue for the interim periods from 2002 to 2003 are primarily due to the effects of increases in average monthly revenue per basic subscriber as a result of rate increases in our traditional analog video service and growth in digital subscribers. From September 30, 2002 to September 30, 2003, we added approximately 437,000 digital subscribers, or a 20.7% increase in digital subscribers. During the three and nine months ended September 30, 2003, we added approximately 133,000 and 304,000 digital subscribers respectively.

     The increases in high-speed Internet revenue for the interim periods from 2002 to 2003 are primarily due to the addition of approximately 733,000 high-speed Internet subscribers from September 30, 2002 to

                  COMCAST HOLDINGS CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 2003


September 30, 2003, or a 54.8% increase in high-speed Internet subscribers. During the three and nine months ended September 30, 2003, we added approximately 190,000 and 546,000 high-speed Internet subscribers, respectively.

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

                             _______________________



     Investment Loss, Net

     Investment loss, net for the interim periods includes the following (in millions):


                                                                Three Months Ended      Nine Months Ended
                                                                   September 30,          September 30,
                                                                 2003        2002        2003       2002
                                                               ---------  ----------   ---------  ---------
Interest and dividend income...................................       $4          $6         $12        $19
Gains (losses) on sales and exchanges of investments, net......                               22       (101)
Investment impairment losses...................................                   (6)        (69)      (227)
Unrealized losses on trading securities........................     (167)       (181)        (98)    (1,621)
Mark to market adjustments on derivatives
     related to trading securities.............................       (1)        139         (66)     1,310
Mark to market adjustments on derivatives and hedged items.....       (2)         (5)          1        (82)
                                                               ---------  ----------   ---------  ---------

     Investment loss, net......................................    ($166)       ($47)      ($198)     ($702)
                                                               =========   =========   ==========  =========


     We have entered into derivative financial instruments which we account for at fair value and which limit our exposure to and benefits from price fluctuations in the common stock of certain of our investments accounted for as trading securities. Investment loss, net includes the fair value adjustments related to our trading securities and derivative financial instruments. The change in the fair value of our investments accounted for as trading securities, with the exception of the Liberty Series A common shares, was substantially offset by the changes in the fair values of the related derivatives. The Liberty Series A common shares we received in the sale of QVC have been classified as trading securities; however, currently there is no corresponding derivative to hedge this market exposure. As such, the decline in value in these shares during the quarter is included in investment

                  COMCAST HOLDINGS CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 2003


loss, net. Accordingly, our future results of operations may be affected by fluctuations in the fair value of the Liberty Series A common stock in future periods.

     Equity in Net Losses of Affiliates

     The increase in equity in net losses of affiliates for the three month interim period from 2002 to 2003 is primarily attributable to the effects of our additional investments and to changes in the net income or loss of our equity method investees. The decrease in equity in net losses of affiliates for the nine month interim period from 2002 to 2003 is primarily attributable to decreases in the net losses of certain of our international equity method investees, offset, in part, by the effects of our additional investments and to changes in the net income or loss of our equity method investees.

     Other Income (Expense)

     The change in other income (expense) for the nine month interim period from 2002 to 2003 is attributable to the loss on the sale of one of our equity method investees in the first quarter of 2002.

     Income Tax Benefit (Expense)

     The changes in income tax benefit (expense) for the interim periods from 2002 to 2003 are primarily the result of the effects of changes in our income
(loss) before taxes and minority interest and the effects of the resolution of certain tax contingencies.

     Minority Interest

     The changes in minority interest for the interim periods from 2002 to 2003 are attributable to the effects of changes in the net income or loss of our less than wholly owned consolidated subsidiaries.

     Discontinued Operations

     The decrease in income from discontinued operations for the three month interim period from 2002 to 2003 is primarily attributable to the 2003 period including QVC's results through August 31, while the 2002 period includes results for the full three month interim period. The increase in income from discontinued operations for the nine month interim period from 2002 to 2003 is primarily attributable to a decrease in investment loss, net, offset in part by the 2003 period including results through August 31, while the 2002 period includes results for the full nine month interim period. As a result of the sale, we recognized a $3.290 billion gain, net of approximately $2.865 billion of related income taxes.

     We believe that our operations are not materially affected by inflation.

                  COMCAST HOLDINGS CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 2003


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

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits required to be filed by Item 601 of Regulation S-K:

        10.1 Amended and Restated Stock Purchase Agreement dated as of June 30, 2003 among Comcast QVC, Inc., Comcast Corporation, Liberty Media Corporation, and QVC, Inc. (incorporated by reference to
                Exhibit 10.1 to Comcast Corporation's Current Report on Form 8-K filed on October 1, 2003).

        31 Certifications of Chief Executive Officer and Co-Chief Financial Officers pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

        32 Certification of Chief Executive Officer and Co-Chief Financial Officers pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b) Reports on Form 8-K:

         None.

                  COMCAST HOLDINGS CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 2003


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           COMCAST HOLDINGS CORPORATION
                                           -------------------------------------



                                            /S/ LAWRENCE J. SALVA
                                           -------------------------------------
                                           Lawrence J. Salva
                                           Senior Vice President and Controller
                                           (Principal Accounting Officer)


Date: November 13, 2003