Form 10-K
period 2003-12-31
COMCAST HOLDINGS CORP
filed 2004-03-29
CIK 22301

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

                                DECEMBER 31, 2003

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

       Registrant's telephone number, including area code: (215) 665-1700
                        --------------------------------
           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
               2.0% Exchangeable Subordinated Debentures due 2029
                        ---------------------------------
           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                                      NONE
                          ----------------------------

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

                           --------------------------

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

                    Yes                        No      X
                        ---------                 ----------

As of the end of its fiscal year, all of the Registrant's voting and non-voting common equity securities were held either directly or indirectly by its affiliate, Comcast Corporation.

                           --------------------------

As of December 31, 2003, there were 21,591,115 shares of Class A Common Stock, 916,198,519 shares of Class A Special Common Stock and 9,444,375 shares of Class B Common Stock outstanding.

                           --------------------------

The Registrant meets the conditions set forth in General Instructions I (1)(a) and (b) of Form 10-K and is therefore filing this form with the reduced disclosure format.

                           --------------------------
                       DOCUMENTS INCORPORATED BY REFERENCE
                                      NONE

--------------------------------------------------------------------------------



                        COMCAST HOLDINGS CORPORATION
                        2003 FORM 10-K ANNUAL REPORT
                              TABLE OF CONTENTS

                                     PART I
Item 1   Business...............................................................................................  2
Item 2   Properties..............................................................................................13
Item 3   Legal Proceedings.......................................................................................13
Item 4   Submission of Matters to a Vote of Security Holders.....................................................14

                                     PART II
Item 5   Market for the Registrant's Common Equity and Related
         Stockholder Matters............................... .....................................................15
Item 6   Selected Financial Data.................................................................................15
Item 7   Management's Discussion and Analysis of Financial Condition
         and Results of Operations ..............................................................................16
Item 7A  Quantitative and Qualitative Disclosures About Market Risk..............................................22
Item 8   Financial Statements and Supplementary Data.............................................................24
Item 9   Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure ....................................................................57
Item 9A  Controls and Procedures.................................................................................57



                                    PART III
Item 10  Directors and Executive Officers of the Registrant......................................................57
Item 11  Executive Compensation..................................................................................57
Item 12  Security Ownership of Certain Beneficial Owners and
         Management and Related Stockholder Matters .............................................................57
Item 13  Certain Relationships and Related Transactions..........................................................57
Item 14  Principal Accounting Fees and Services .................................................................57


                                     PART IV
Item 15  Exhibits, Financial Statement Schedules, and Reports on
         Form 8-K ...............................................................................................57
SIGNATURES.......................................................................................................60


                          ----------------------------

     This Annual Report on Form 10-K is for the year ended December 31, 2003. This Annual Report modifies and supersedes documents filed prior to this Annual Report. The SEC allows us to "incorporate by reference" information that we file with them, which means that we can disclose important information to you by referring you directly to those documents. Information incorporated by reference is considered to be part of this Annual Report. In addition, information that we file with the SEC in the future will automatically update and supersede information contained in this Annual Report. In this Annual Report, "Comcast Holdings," "we," "us" and "our" refer to Comcast Holdings Corporation and its subsidiaries, and "Comcast" refers to Comcast Corporation.

     You should carefully review the information contained in this Annual Report, and should particularly consider any risk factors that we set forth in this Annual Report and in other reports or documents that we file from time to time with the SEC. In this Annual Report, we state our beliefs of future events and of our future financial performance. In some cases, you can identify those so-called "forward-looking statements" by words such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," or "continue" or the negative of those words and other comparable words. You should be aware that those statements are only our predictions. In evaluating those statements, you should specifically consider various factors, including the risks outlined below. Actual events or our actual results may differ materially from any of our forward-looking statements.

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

     o    general economic conditions.

                                     PART I
ITEM 1    BUSINESS

     We are an indirect, wholly-owned subsidiary of Comcast Corporation, the largest cable operator in the United States. We are a Pennsylvania corporation that was organized in 1969 and we have been involved in the development, management and operation of broadband cable networks since 1963.

     We are involved in:

     o Cable-through the development, management and operation of broadband communications networks, including video, high-speed Internet and phone service, and
     o Content-through our consolidated programming investments, including our national cable television networks E! Entertainment Television, Style Network, The Golf Channel, Outdoor Life Network and G4, and our regional programming-related enterprises Comcast Spectacor, Comcast SportsNet, Comcast SportsNet Mid-Atlantic, Comcast SportsNet Chicago, Cable Sports Southeast and CN8, as well as other programming investments.

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

                      GENERAL DEVELOPMENTS OF OUR BUSINESS

Comcast's Acquisition of Broadband

     On November 18, 2002, Comcast acquired AT&T Corp.'s broadband business, which we refer to as "Broadband." The Broadband cable systems included 12.8 million subscribers and other cable-related investments.

Sale of QVC

     On September 17, 2003, we completed the sale to Liberty Media Corporation of our approximate 57% interest in QVC, Inc. for an aggregate value of approximately $7.7 billion. QVC markets a wide variety of products directly to consumers primarily on merchandise-focused television programs. Financial information related to QVC is presented as discontinued operations in our financial statements. Refer to Note 4 to our consolidated financial statements included in Item 8 for more information about the sale of QVC.

                          DESCRIPTION OF OUR BUSINESSES

     Cable

     Comcast is currently the largest cable operator in the United States. As of December 31, 2003, our consolidated cable operations, which are part of Comcast, served 8.6 million subscribers, passed 14.5 million homes, and provided digital cable to 2.7 million subscribers, and high-speed Internet to 2.2 million subscribers.

     The table below summarizes certain information for our cable systems as of December 31 (homes and subscribers in millions):



                                          2003      2002    2001(1)   2000(1)    1999(1)
Cable                                    ------    ------   ------    ------     ------
    Homes Passed (2) ..............       14.5      14.2      13.9      12.7       9.5
    Subscribers (3) ...............        8.6       8.5       8.5       7.6       5.7
    Penetration ...................       59.0%     60.2%     60.8%     60.0%     60.1%
Digital Cable
    "Digital Ready" Subscribers (4)        8.6       8.5       8.4       7.3       4.6
    Subscribers (5) ...............        2.7       2.2       1.7       1.2       0.5
    Penetration ...................       31.3%     26.3%     20.8%     16.6%      9.8%
High-Speed Internet
    "Available" Homes (6) .........       13.9      12.6      10.4       6.4       3.3
    Subscribers ...................        2.2       1.5       0.9       0.4       0.1
    Penetration ...................       16.0%     12.1%      9.1%      6.3%      4.4%
Phone (7)
    "Available" Homes (6) .........        0.5       0.3
    Subscribers ...................
    Penetration ...................




(1) In April 1999, we acquired a controlling interest in Jones Intercable, Inc. In January 2000, we acquired Lenfest Communications, Inc. and began consolidating the results of Comcast Cablevision of Garden State, L.P. In August 2000, we acquired Prime Communications LLC. On December 31, 2000 and January 1, 2001, we completed our cable systems exchanges with AT&T and Adelphia Communications, respectively. In April and June 2001, we acquired cable systems serving an aggregate of approximately 697,000 subscribers from AT&T. The subscriber information as of December 31, 2000 excludes the effects of our exchange with AT&T.
(2) A home is "passed" if we can connect it to our distribution system without further extending the transmission lines. As described in Note 3 below, in the case of certain multiple dwelling units, or MDUs, homes "passed" are counted on an adjusted basis. "Homes passed" is an estimate based on the best available information.
(3) Generally, a dwelling or commercial unit with one or more television sets connected to a system counts as one cable subscriber. In the case of certain MDUs, we count cable subscribers on an FCC equivalent basis.
(4) A subscriber is "digital ready" if the subscriber is in a market where we have launched our digital cable service.
(5) A dwelling with one or more digital converter boxes counts as one digital cable subscriber. On average, as of December 31, 2003, each digital cable subscriber had 1.4 digital set-top boxes.
(6) A home passed is "available" if we can connect it to our distribution system without further upgrading the transmission lines and if we offer the service in that area.
(7)  The number of phone "available" homes and subscribers was not material.

     Cable Services

     We offer a variety of services over our cable networks, including video, high-speed Internet and phone. The greater the bandwidth, the greater the information- carrying capacity of the system. Over the past several years, we have deployed fiber optic cable and digital compression technology, and upgraded the technical quality of our cable networks. As a result, we have increased the reliability and capacity of our systems, enabling us to deliver additional services, such as digital cable, high-speed Internet and phone. As of December 31, 2003, approximately 97% of our cable systems are capable of handling two-way communications. We expect to continue to make substantial capital expenditures during 2004.

     Video Services

     We receive the majority of our revenues from subscription services. Subscribers typically pay us on a monthly basis and generally may discontinue services at any time. Monthly subscription rates and related charges vary according to the type of service selected and the type of equipment subscribers use.

     We offer a full range of video services. We tailor both our basic channel line-up and our additional channel offerings to each system according to demographics, programming preferences and local regulation. Our video service offerings include the following:

     Basic programming. Our basic cable service typically consists of between 10-20 channels of programming. This service generally consists of programming provided by national television networks, local broadcast television stations, locally-originated programming, including governmental and public access, and limited satellite-delivered programming.

     Expanded basic programming. Our expanded basic cable service includes a group of satellite-delivered or non-broadcast channels in addition to the basic channel line-up.

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

     Digital cable. Subscribers to our digital cable service receive one or more of the following:

     o    an interactive program guide,

     o    multiple channels of digital programming and music,

     o "multiplexes" of premium channels that are varied as to time of broadcast or programming content theme,

     o additional pay-per-view programming, such as more pay-per-view options and/or frequent showings of the most popular films,

     o    video-on-demand service, commonly known as VOD,

     o    high-definition television, and

     o    digital video recorders.

     High-Speed Internet Services

     Residential subscribers can connect their personal computers via cable modems to access online information, including the Internet, at faster speeds than that of conventional modems. Prior to March 2002, in areas our cable systems served, we marketed high-speed Internet services operated by a third-party Internet service provider. By March 2002, we had moved all of our high- speed Internet subscribers to our own service. In addition to offering our own high-speed Internet service, Comcast has agreements with a number of third-party Internet service providers, or ISPs, under which we make access to our facilities available and the ISP markets a high- speed Internet service that is provided over our cable systems.

     Phone Services

     In certain areas, we provide to our subscribers traditional circuit-switched local telephone services, a full array of associated features and third-party long distance services, all under the brand "Comcast Digital Phone." We are also beginning to launch Voice over Internet Protocol ("VoIP"), a phone service delivered over our cable infrastructure involving voice transmissions using Internet protocol, on a limited commercial basis.

     Advertising Sales

     We generate revenues from the sale of advertising time to local, regional and national advertisers on non- broadcast networks we carry over our cable systems. As part of our programming carriage agreements with these networks, we receive an allocation of scheduled advertising time into which we insert commercials. In any particular cable system market area, we generally insert commercials into an average of 32 networks.

     We also coordinate the advertising sales efforts of other cable operators in certain markets. Utilizing these arrangements, we have formed and operate advertising interconnects, which establish a physical, direct link between multiple unaffiliated cable systems and provide for the insertion primarily of regional and national advertising across larger geographic areas.

     Other Revenue Sources

     We also generate revenues from installation services, commissions from third-party electronic retailing and from other services, such as providing businesses with Internet connectivity and networked business applications.

     Sales and Marketing

     Our sales efforts are primarily directed toward generating incremental revenues in our franchise areas and increasing the number of subscribers we serve. We sell our products and services through:

     o    telemarketing,

     o    direct mail advertising,

     o    door-to-door selling,

     o    cable television advertising,

     o    local media advertising, and

     o    retail outlets.

     Programming

     We generally acquire a license for the programming we sell to our subscribers by paying a monthly fee to the licensor on a per subscriber, per channel basis. Our programming costs are increased by:

     o    growth in the number of subscribers,

     o    expansion of the number of channels provided to subscribers, and

     o    increases in contract rates from programming suppliers.

     We attempt to secure long-term programming contracts with volume discounts and/or marketing support and incentives from programming suppliers. Our programming contracts are generally for a fixed period of time and are subject to negotiated renewal. We expect our programming costs to remain our largest single expense item for the foreseeable future. In recent years, the cable and satellite video industries have experienced a substantial increase in the cost of programming, particularly sports programming. We anticipate our programming costs will increase in the future primarily as a result of increased cost to produce and purchase programming and additional programming channels provided to our subscribers. These increases are mitigated, to some extent, by additional volume discounts associated with Comcast's increased size and future growth in subscribers receiving such programming channels. The inability to pass these programming cost increases on to our subscribers would have a material adverse impact on our operating results.

     We also expect to be subject to increasing demands by broadcasters to obtain the required consent for the retransmission of broadcast programming to our subscribers. We cannot predict the impact of these negotiations or the effect on our subscribers should we be required to stop offering this programming.

     Customer and Technical Service

     We service our customers through local, regional and national call and technical centers. Generally, our call centers provide 24-hour per day, 7-day per week call answering capability, telemarketing and other services. Our technical services function performs various tasks, including cable installations, transmission and distribution plant maintenance, plant upgrades and other customer service related activities.

     Competition

     Video Services

     Our cable systems compete with a number of different sources that provide news, information and entertainment programming to consumers, including:

     o program distributors that use direct broadcast satellite, or DBS, systems that transmit satellite signals containing video programming, data and other information to receiving dishes of varying sizes located on the subscriber's premises,

     o local television broadcast stations that provide off-air programming which can be received using an antenna and a television set, as well as broadcast digital subscription services that can be received by a special set-top box,

     o satellite master antenna television systems, commonly known as SMATVs, that generally serve condominiums, apartment and office complexes, and residential developments,

     o other operators who build and operate wireline communications systems in the same communities that we serve, including those operating as franchised cable operations or under an alternative regulatory scheme known as Open Video Systems, or OVS,

     o interactive online computer services, including Internet distribution of movies,

     o    newspapers, magazines and book stores,

     o    movie theaters,

     o    live concerts and sporting events, and

     o    video stores and home video products.

     In recent years, Congress has enacted legislation and the FCC has adopted regulatory policies intended to provide a favorable operating environment for existing competitors and for potential new competitors to our cable systems. The FCC has recently created a new wireless service, known as Multichannel Video Distribution and Data Service, or MVDDS, that we also expect to compete with our cable systems. In order to compete effectively, we strive to provide, at a reasonable price to subscribers, new products and services, superior technical performance and customer service, and a greater variety of video programming.

     DBS Systems. According to recent government and industry reports, conventional, medium and high-power satellites currently provide video programming to over 20 million customers in the United States. DBS providers with high-power satellites typically offer to their subscribers more than 300 channels of programming, including programming services substantially similar to those our cable systems provide. Two companies, DIRECTV and EchoStar, provide service to substantially all of these DBS subscribers.

     DBS service can be received throughout the continental United States through a small roof top or side- mounted outside antenna. DBS systems use video compression technology to increase channel capacity and digital technology to improve the quality and quantity of the signals transmitted to their subscribers. Our digital cable service is competitive with the programming, channel capacity and the digital quality of signals delivered to subscribers by DBS systems.

     Federal legislation establishes, among other things, a permanent compulsory copyright license that permits DBS systems to retransmit local broadcast television signals to subscribers who reside in the local television station's market. These companies are currently transmitting local broadcast signals in most markets that we currently serve. Additionally, federal law generally provides DBS systems with access to all cable-affiliated video programming services delivered by satellite. As a result, satellite carriers are competitive to cable system operators like us because they offer programming that closely resembles what we offer. These satellite carriers are attempting to expand their service offerings to include, among other things, high-speed Internet service, and are entering marketing arrangements in which their service is promoted and sold by local exchange carriers.

     SMATV. Our cable systems also compete for subscribers with SMATV systems. SMATV system operators typically are not subject to regulation like local franchised cable system operators. SMATV systems offer subscribers both improved reception of local television stations and many of the same satellite-delivered programming services offered by franchised cable systems. In addition, some SMATV operators are offering packages of telephony, data and video services to private residential and commercial developments. SMATV system operators often enter into exclusive service agreements with building owners or homeowners' associations, although some states have enacted laws to provide cable systems access to these complexes.

     Overbuilds. We operate our cable systems pursuant to a non-exclusive franchise that is issued by the community's governing body such as a city council, a county board of supervisors or, in some cases, by a state regulatory agency. Federal law prohibits franchising authorities from unreasonably denying requests for additional franchises, and it permits franchising authorities to operate cable systems. Companies that traditionally have not provided cable services and that have substantial financial resources (such as public utilities that own certain of the poles to which our cables are attached) may also obtain cable franchises and may provide competing communications services. These and other wireline communications systems offer cable and other communications services in various areas where we hold franchises. We anticipate that facilities-based competitors will develop in other franchise areas that we serve.

     High-Speed Internet Services

     Most of our cable systems offer high-speed Internet services within their service areas. These systems compete with a number of other companies, many of whom have substantial resources, including:

     o local telephone companies, such as Verizon Communications, Inc., SBC Communications, Inc., BellSouth Corporation and Qwest Communications International, Inc.,

     o existing ISPs, such as America Online, Earthlink, Inc. and Microsoft Corporation, and

     o long distance telephone companies, such as AT&T Corp. and Sprint Corporation.

     The deployment of digital subscriber line, or DSL, technology allows Internet access to be provided to subscribers over telephone lines at data transmission speeds substantially greater than that of conventional telephone modems. Numerous companies, including telephone companies, have introduced DSL service, and certain telephone companies are seeking to provide high-speed Internet services without regard to present service boundaries and other regulatory restrictions. The FCC recently adopted an order that will reduce the obligations of local telephone companies to offer their broadband facilities on a wholesale basis to competitors, and the FCC is considering further measures to deregulate the retail broadband offerings of local telephone companies as well. Congress may also consider measures to deregulate such broadband offerings.

     A number of cable operators have reached agreements to provide unaffiliated ISPs access to their cable systems in the absence of regulatory requirements. Comcast reached "access" agreements with several national and regional third-party ISPs. Additionally, in connection with the restructuring of Time Warner Entertainment, in which Comcast owned a 27.6% interest as a result of the Broadband acquisition, Comcast entered into a three-year non-exclusive access agreement with Time Warner. Under an agreement entered into in connection with the Broadband acquisition, Comcast also agreed to offer to Microsoft an access agreement on terms no less favorable than those provided to these and other ISPs with respect to specified cable systems. We cannot provide any assurance, however, that regulatory authorities will not impose "open access" or similar requirements on us as part of an industry-wide requirement. These requirements could adversely affect our results of operations.

     During 2003, a number of competitors offered substantial price discounts to subscribers willing to sign annual contracts or purchase additional bundled services. We expect competition for high-speed Internet service subscribers to remain intense, with companies competing on service availability, price, transmission speed and bundled services.

     Phone Services

     Our traditional circuit-switched local service competes against incumbent local exchange carriers, cellular telephone service providers, competitive local exchange carriers (including established long distance companies) and VoIP service providers. Many telecommunications carriers are expanding their offerings to include high-speed Internet service, such as DSL. The incumbent local exchange carriers have substantial capital and other resources, longstanding customer relationships, extensive existing facilities and network rights-of-way. A few competitive local exchange carriers also have existing local networks and significant financial resources.

     We expect advances in communications technology, as well as changes in the marketplace and the regulatory and legislative environments, to occur in the future. We refer you to page 8 for a detailed discussion of legislative and regulatory factors that may affect the telecommunications market. Other new technologies and services may develop and may compete with services that our cable systems offer. Consequently, we are unable to predict the effect that ongoing or future developments might have on our business and operations.

Content

     We have made investments in national cable television networks and other regional programming-related enterprises as a means of generating additional revenues and subscriber interest. Our consolidated programming investments as of December 31, 2003 include (approximate subscribers in millions):


                                  Economic
                                  Ownership   Approximate
Investment                       Percentage   Subscribers                     Description
---------------------------------------------------------------------------------------------------------
E! Entertainment Television         39.7%       74.2      Entertainment-related news and original
                                                             programming
Style Network                       39.7        29.6      Lifestyle-related programming
The Golf Channel                    99.9        50.1      Golf-related programming
Outdoor Life Network               100.0        50.6      Outdoor sports and leisure programming
G4                                  93.6        11.7      Programming focused on video and computer
                                                                   games
Comcast Spectacor                   66.3         N/A      Live sporting events, concerts and other events
Comcast SportsNet                   78.3         2.9      Regional sports programming and events
Comcast SportsNet Mid-Atlantic     100.0         4.5      Regional sports programming and events
Comcast SportsNet Chicago           30.0          (a)     Regional sports programming and events
Cable Sports Southeast              62.2         3.9      Regional sports programming and events
CN8-The Comcast Network            100.0         6.2      Regional and local programming

(a) Comcast SportsNet Chicago is scheduled to launch in October 2004.

                           ---------------------------


     Consolidated Programming Investments

     Our programming investments are comprised of the following:

     o E! Entertainment Television, Style Network, The Golf Channel, Outdoor Life Network and G4 are our 24-hour national cable television networks. These networks provide programming dedicated to a variety of special interests.

     o Comcast Spectacor is our group of businesses that perform live sporting events and that own or manage facilities and venues for sports activities, sports events, concerts and other special events. It consists principally of the Philadelphia Flyers NHL hockey team, the Philadelphia 76ers NBA basketball team and two large multi-purpose arenas in Philadelphia.

     o Comcast SportsNet, Comcast SportsNet Mid- Atlantic, Comcast SportsNet Chicago, Cable Sports Southeast and CN8-The Comcast Network are our 24-hour, regional programming-related enterprises that provide programming principally to support our cable networks.

     Our shareholder agreements with Comcast Spectacor and E! Entertainment contain certain exit rights processes with the minority shareholders. Refer to
Note 11 to our financial statements included in Item 8 for a discussion of these exit rights processes.

     Other Programming Interests. We also own other non-controlling interests in programming investments including iN DEMAND, a pay-per-view and video-on- demand service, TV One and the Discovery Health Channel.

                           LEGISLATION AND REGULATION

     Our cable and phone businesses are subject to numerous regulatory requirements, prohibitions and limitations imposed by various federal and state laws, local ordinances and our franchise agreements. Our content businesses are generally not subject to direct governmental regulation. Our high-speed Internet business, while not currently regulated, may be subject to regulation in the future. Laws and regulations affect the prices we can charge for some services, such as basic cable service and associated customer-premises equipment, the costs we incur (for example, for attaching our wires to poles owned by utility companies), the relationships we establish with our suppliers, subscribers and competitors, and many other aspects of our business.

     The most significant federal law affecting our cable business is the Communications Act of 1934, as amended. The provisions of the Communications Act and the manner in which the FCC, state and local authorities, and the courts implement and interpret those provisions affect our ability to develop and execute business plans, our ability to raise capital and the competitive dynamics between and among different sectors of the communications and entertainment industries in which we operate. The FCC also has the authority to enforce its regulations through the imposition of substantial fines, the issuance of cease-and-desist orders and the imposition of other administrative sanctions, such as the revocation of FCC licenses needed to operate some of the transmission facilities we use in connection with our cable business.

     We believe we are currently in substantial compliance with all applicable statutory and regulatory requirements imposed by, or under, the Communications Act, but caution that the precise requirements of the law are not always clear. Moreover, many laws and regulations can be interpreted in after-the-fact enforcement proceedings or private party litigation in a manner that is inconsistent with the judgments we have made. We also note that regulators at all levels of government frequently consider changing, and sometimes do change, existing rules or interpretations of existing rules, or prescribe new ones. Judicial decisions often alter the regulatory framework in ways that are inconsistent with regulator, business and investor expectations. In addition, our cable business can be significantly affected by the enactment of new legislation. Congress seriously considers the enactment of new legislative requirements potentially affecting our businesses virtually every year. Even though new laws infrequently result, we always face the risk that Congress will approve legislation significantly affecting the cable industry. In particular, we could be materially disadvantaged if we are subject to new laws or regulations that do not equally affect our satellite, wireline and wireless competitors.

     A major objective of Congress and the FCC is to increase competition in all communications services, including those central to our business. For example, over the last ten years, Congress removed barriers to local telephone companies offering video services in their local service areas, and the FCC has assigned spectrum licenses for MVDDS, a new wireless service for providing multichannel video programming. The FCC has also paved the way for additional satellite competition and is currently pursuing efforts intended to enable utility power lines to be used to provide video and high-speed Internet services. Our cable business could be affected by any new competitors that enter the video or high-speed Internet businesses as a result of these and similar efforts by Congress or the FCC. In particular, we could be materially disadvantaged if we remain subject to legal constraints that do not apply equally to these new competitors.

     There are potential risks associated with various proceedings that are currently pending at the FCC, in the courts, and before federal and state legislatures and local franchise authorities. We believe few of these proceedings hold the potential to materially affect our ability to conduct our cable business. Among the more substantial areas of exposure are the following:

     Broadband Acquisition. The FCC approved Comcast's acquisition of AT&T Corp.'s broadband business, which we refer to as the Broadband acquisition, in November 2002, subject to various conditions. The most significant were a requirement for the divestiture of Comcast's interest in Time Warner Cable, a requirement that the Time Warner Cable interest be placed in trust pending divesture, and safeguards that limit Comcast's involvement in Time Warner Cable and the programming- related activities of the two partnerships held jointly by Comcast and Time Warner Cable. Complying with these conditions has limited and will continue to limit Comcast's flexibility as to the timing and nature of a sale of the Time Warner Cable interest and, in the interim, will constrain Comcast's business dealings with Time Warner Cable and Time Warner. Comcast has fully complied with these conditions, and is committed to meeting its obligations under the FCC's merger order going-forward.

     Ownership Limits. The FCC is considering imposing "horizontal ownership limits" that would limit the percentage of multichannel video subscribers - those that subscribe to cable, DBS, MMDS and other multichannel distributors - that any single provider could serve nationwide. A federal appellate court struck down the previous 30% limit, and the FCC is now considering this issue anew. As Comcast already serves nearly 29% of multichannel video subscribers, limits similar to those previously imposed would restrict our ability to take advantage of future growth opportunities. The FCC is also assessing whether it should reinstate "vertical ownership limits" on the number of affiliated programming services a cable operator may carry on its cable systems (the previous limit of 40% of the first 75 channels had also been invalidated by the federal appellate court). While our video programming interests are modest, new vertical limits could affect our content-related business plans. Finally, the FCC is considering revisions to its ownership attribution rules that would affect which cable subscribers are counted under any horizontal ownership limit and which programming interests are counted for purposes of any vertical ownership limit.

     Pricing. The Communications Act and the FCC's regulations and policies limit the prices that cable systems may charge for basic services and equipment in communities that are not subject to effective competition, as defined by federal law. Failure to comply with these rate rules could result in rate reductions and refunds for subscribers. From time to time, Congress considers imposing new pricing or packaging regulations on the cable industry. Also, the General Accounting Office occasionally issues reports regarding cable pricing or packaging issues. We cannot now predict whether or when Congress or any regulatory agency may adopt any new constraints on the pricing or packaging of cable services. Also, various competitors are trying to persuade the FCC and the Justice Department to limit our ability to respond to increased competition by offering promotions or other discounts in an effort to retain existing subscribers or regain those we have lost. We believe our competitive pricing practices are lawful and pro-competitive. If we cannot make individualized offers to subscribers who would otherwise choose a different provider, our subscriber attrition may increase, or our overall prices may need to be reduced, or both.

     High-Speed Internet Service. Ever since high-speed Internet service was introduced, some local governments and various competitors have sought to impose regulatory requirements on how we deal with third-party ISPs. Thus far, only a few local governments have imposed such requirements, and the courts have invalidated all of them. Likewise, the FCC has refused to treat our service as a common carrier "telecommunications service," but has instead classified it as an "interstate information service," which has historically meant that no regulations apply. However, the FCC's decision recently was vacated by a panel of a federal appellate court. The FCC has asked for a rehearing of the case by a larger panel of the appellate court, but there is likely to be continuing uncertainty about how our high-speed Internet service will ultimately be classified for regulatory purposes. In addition, even if the FCC's decision is upheld, the FCC will then renew its assessment of whether to impose any regulatory requirements on high-speed Internet service and also whether local franchising authorities should be permitted to impose fees or other requirements, such as service quality or customer service standards. A few franchising authorities have sued us seeking payment of franchise fees on high-speed Internet service revenues. Further, a number of software and content providers and electronic retailers are now urging the FCC to adopt certain "nondiscrimination principles" that purport to be intended to allow Internet customers access to the Internet content of their choosing (something we already provide). We cannot now predict whether these or similar regulations will be adopted and, if so, what effects, if any, they would have on our business.

     Internet Regulation. Congress and federal regulators have adopted a wide range of measures affecting Internet use, including, for example, consumer privacy, copyright protection, defamation liability, taxation and obscenity, and state and local governmental organizations have adopted Internet-related regulations, as well. These various governmental jurisdictions are also considering additional regulations in these and other areas, such as pricing, service and product quality, and intellectual property ownership. The adoption of new laws or the adaptation of existing laws to the Internet could have a material adverse effect on our high-speed Internet business. Recently, Congress enacted anti-SPAM legislation creating certain rights and obligations applicable to us as an ISP, and also imposing limitations on our ability to use electronic mail for the purpose of sending commercial messages to existing and potential customers. The exact parameters of the law remain to be developed by regulations that are to be promulgated by the Federal Trade Commission, or FTC, and the FCC. In addition, Congress has not extended the moratorium on state and local taxation of Internet access (including access via high-speed Internet service). The five-year moratorium expired on November 1, 2003. Congress is still considering bills that would extend the moratorium, but it is uncertain if and when such an extension might be adopted. In the absence of the moratorium, state and local governments might seek to impose new taxes on Internet access, which could adversely affect the operating results of our high-speed Internet service.

     Must-Carry/Retransmission Consent. Cable companies are currently subject to a requirement that they carry, without compensation, the programming transmitted by most commercial and non-commercial local television stations ("must-carry"). Alternatively, local television stations may insist that a cable operator negotiate for "retransmission consent," which may enable popular stations to demand significant concessions (such as the carriage of and payment for other programming networks) as a condition of our ability to transmit the TV broadcast signals that cable subscribers expect to receive. As broadcasters transition from analog to digital transmission technologies, the FCC is considering whether to require cable companies to simultaneously carry both analog and digital signals of a single broadcaster. It is also considering whether to allow broadcasters to choose must-carry for either their analog or digital signals during this transition period. Additionally, it is considering whether, following the digital transition and the return of broadcaster analog spectrum to the government, a cable company may be required to carry multiple digital programming streams that each broadcaster may include within its digital transmission. If the FCC should adopt such must-carry requirements, we would have less freedom to allocate the usable spectrum of our cable plant to provide the services that we believe will be of greatest interest to our subscribers. This could diminish our ability to attract and retain subscribers. In addition, must-carry requirements may similarly reduce the freedom of other cable operators to allocate use of their cable plant. This could adversely impact the ability of our cable networks to maintain or increase their carriage. We cannot now predict whether the FCC will impose these or similar carriage obligations on us.

     Program Access. The Communications Act and the

FCC's "program access" rules prevent satellite video programmers affiliated with cable operators from favoring cable operators over competing multichannel video distributors, such as DBS, and limit the ability of such programmers to offer exclusive programming arrangements to cable operators. The FCC has extended the exclusivity restrictions through October 2007. The FCC has concluded that the program access rules do not apply to programming services, such as Comcast SportsNet, that are delivered terrestrially. However, the FCC has indicated that it may reconsider how it regulates cable operators with regional sports programming interests in its cable ownership rulemaking. Any decision by the FCC or Congress to single out for new regulation cable operators like us who have regional sports programming interests could have an adverse impact on our cable and programming businesses. Some initiatives are underway to enact program access-type regulations at the state or local level. We believe any such regulations would be preempted by federal law or otherwise be unlawful, but we cannot predict at this time whether such regulations will be enacted or found to be enforceable.

     Consumer Electronics Equipment Compatibility. The FCC has adopted rules to implement an agreement between the cable and consumer electronics industries aimed at promoting the manufacture of "plug-and-play" TV sets that can connect directly to the cable network and receive one-way, analog and digital cable services without the need for a set-top box. Among other things, the rules: direct cable operators to implement technical standards in their networks to support these digital television sets; require operators to provide a sufficient supply of conditional access devices to subscribers who want to receive scrambled programming services on their digital television sets; and require operators to support basic home recording rights and copy protection rules for digital programming content. These rules are being challenged at the FCC and in the courts, and we cannot at this time predict the outcome of these challenges. In addition, the FCC has initiated rulemaking that will consider additional plug-and-play regulations, including standards for approving new digital connectors and copy protection technologies that cable operators would have to support. It is uncertain when the FCC will complete this rulemaking and how it might affect cable operators. Also, the cable and consumer electronics industries are currently negotiating an agreement that would allow for the manufacture of two-way, interactive plug-and-play television sets. Once this agreement is finalized, it will likely be subject to a separate FCC rulemaking. It is unclear how this process will unfold and how it will ultimately affect our cable business and our efforts to sell cable services at retail outlets.

     Phone Service. Our traditional circuit-switched phone business is subject to federal, state and local regulation. In general, the Communications Act imposes interconnection requirements and universal service obligations on all telecommunications service providers, including those that provide traditional circuit-switched phone service over cable facilities, and more significant regulations on incumbent local exchange carriers, such as Verizon and SBC. These traditional common carrier rules, however, are being re-evaluated at the FCC and in Congress. For example, the FCC has initiated several rulemakings that, in the aggregate, could significantly change the rules that apply to telephone competition, including the relationship between wireless and wireline providers, long distance and local providers, and incumbents and new entrants, and it is unclear how those proceedings (and the litigation and implementation proceedings that are already underway as a product of one such rulemaking) will affect our phone business. We are beginning to launch VoIP on a limited commercial basis. The FCC has initiated rulemaking to consider whether and how to regulate VoIP services. VoIP services may also be subject to potential regulation at the state level, and several states have attempted to impose traditional common-carrier regulation on such services. It is unclear how these VoIP-related proceedings at the federal and state levels, and the related judicial proceedings that will ensue, might affect our planned VoIP service.

     Franchise Matters. Cable operators generally operate their cable systems pursuant to non-exclusive franchises granted by local or state franchising authorities. While the terms and conditions of franchises vary materially from jurisdiction to jurisdiction, these franchises typically last for a fixed term, obligate the franchisee to pay franchise fees and meet service quality, customer service and other requirements, and are terminable if the franchisee fails to comply with material provisions. The Communications Act includes provisions governing the franchising process, including, among other things, renewal procedures designed to protect incumbent franchisees against arbitrary denials of renewal. We anticipate that our future franchise renewal prospects generally will be favorable.

     Leased Access/PEG. The Communications Act permits franchising authorities to require cable operators to set aside channels for public, educational and governmental access programming. The Communications Act also requires a cable system with 36 or more activated channels to designate a significant portion of its channel capacity for commercial leased access by third parties to provide programming that may compete with services offered directly by the cable operator.

     State and Local Taxes. Some states and their subdivisions are considering imposing new taxes, including sales taxes, on the services we offer. We cannot predict at this time whether such taxes will be enacted or what impact they might have on our business.

     Other Regulatory Issues. There are a number of other regulatory matters under review by Congress, the FCC, and other federal agencies that could affect our cable business. We briefly highlight these issues below:

     o Cable/Broadcast Cross-Ownership: In 1996, the FCC eliminated regulations precluding the cross- ownership of a national broadcasting network and a cable system and in 2003 it repealed its regulations prohibiting the common ownership of other broadcasting interests and cable systems in the same geographical areas.

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

     o Content Regulation: The Communications Act prohibits the transmission of obscene programming over cable systems. Members of Congress, the FCC and some consumers from time to time express concerns about the distribution of certain other programming over cable systems that could lead to efforts to regulate the content of the programming we carry.

     o Set-Top Box Regulation: Current FCC rules bar cable operators from leasing subscribers digital set-top boxes that integrate security and other operating functions, effective July 1, 2006. The FCC is conducting a rulemaking on the ban, and we have urged elimination of the ban on the grounds that it will limit consumer choice, increase the cost of set-top box equipment, and slow the deployment of digital cable services, but there is no assurance that the FCC will accept our position.

     o Broadcast Flag: The FCC has adopted rules that require cable operators to implement the "broadcast flag," a code that may be embedded in digital broadcast programming that directs digital TVs and certain other consumer electronics equipment to block the redistribution of such content over the Internet. It is unclear how these rules might affect the future design of cable-related equipment and home-networking technologies. Several petitions have been filed at the FCC requesting revisions to the broadcast flag rules. We cannot now predict how or when the FCC will rule on these petitions. The FCC has also initiated rulemaking to consider, among other things, whether cable operators should be permitted to encrypt digital basic services. It is uncertain when this rulemaking will be completed and how it will affect cable operators.

     o MDU Access: The FCC has adopted rules to promote competitive entry into the MDU market. These rules are intended to make it easier for new multichannel video service providers to compete with established cable operators.

     o Pole Attachments: The Communications Act requires that utilities provide cable systems with nondiscriminatory access to any pole, or right-of- way controlled by the utility, and the FCC has adopted rules, upheld by the courts, that regulate the rates utilities may charge for such access. There is always the possibility that the FCC could alter the pole attachment rate paid by cable operators, and such adverse decisions could potentially increase our pole attachment costs. Additionally, significantly increased pole attachment rates apply to those pole attachments that are subject to the FCC's telecommunications services pole rates.

     o Privacy Regulation: The Communications Act generally restricts the nonconsensual collection and disclosure of subscribers' personal information by cable operators. There are possible interpretations of the Communications Act that could severely limit the ability of service providers to collect and use personal information for commercial purposes. Further constraints could be imposed if and to the extent that state or local authorities establish their own privacy standards. In addition, the FCC and the FTC have adopted rules that limit the telemarketing practices of cable operators and other commercial entities.

     o Copyright Regulation. In exchange for filing certain reports and contributing a percentage of their revenue to a U.S. federal copyright royalty pool, cable operators can obtain blanket permission to retransmit copyrighted material on broadcast signals. The U.S. Copyright Office has recommended that Congress revise this compulsory licensing scheme, although Congress has thus far declined to do so. The elimination or substantial modification of the cable compulsory license could adversely affect our ability to obtain certain programming and substantially increase our programming costs. Further, the Copyright Office has not yet made any determinations as to how the compulsory license will apply to digital broadcast signals and services. In addition, we pay standard industry licensing fees to use music in the programs we provide to subscribers, including local advertising, local origination programming and pay-per-view events. These licensing fees have been the source of litigation between the cable industry and music performance rights organizations in the past, and we cannot predict with certainty whether license fee disputes may arise in the future.

     o Other Areas: The FCC actively regulates other aspects of our cable business, including, among other things: (1) the mandatory blackout of syndicated, network, and sports programming; (2) customer service standards; (3) advertising in children's programming; (4) political advertising; (5) origination cablecasting; (6) sponsorship identification; (7) closed captioning of video programming; (8) equal employment opportunity; (9) lottery programming; (10) emergency alert systems; and (11) technical standards relating to operation of the cable network. The FCC is not considering any significant revisions to these rules at this time, but we are unable to predict how these regulations might be changed in the future and how any such changes might affect our business.

     In all these areas and a variety of others, we face the potential of increased regulation. Given the intensely competitive nature of every aspect of our business, we believe that increased regulation is not warranted. We can not provide any assurance, however, that regulation of our business will not increase.

                                    EMPLOYEES

     As of December 31, 2003, we had approximately 31,000 employees. Of these employees, approximately 22,000 were associated with cable and approximately 9,000 were associated with our other divisions. Approximately 1,000 of our employees are covered by collective bargaining agreements or have organized but are not covered by collective bargaining agreements. We believe that our relationships with our employees are good.

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

ITEM 3       LEGAL PROCEEDINGS

     At Home.
     --------

     Litigation has been filed against us as a result of our alleged conduct with respect to our investment in and distribution relationship with At Home Corporation. At Home was a provider of high-speed Internet services that filed for bankruptcy protection in September 2001. Filed actions are: (i) class action lawsuits against us, Brian L. Roberts (our President and Chief Executive Officer and a director), AT&T (the former controlling shareholder of At Home and also a former distributor of the At Home service) and other corporate and individual defendants in the Superior Court of San Mateo County, California, alleging breaches of fiduciary duty in connection with transactions agreed to in March 2000 among At Home, AT&T, Cox Communications, Inc. (Cox is also an investor in At Home and a former distributor of the At Home service) and us; (ii) class action lawsuits against Comcast Cable Communications, LLC, AT&T and others in the United States District Court for the Southern District of New York, alleging securities law violations and common law fraud in connection with disclosures made by At Home in 2001; and (iii) a lawsuit brought in the United States District Court for the District of Delaware in the name of At Home by certain At Home bondholders against us, Brian L. Roberts, Cox and others, alleging breaches of fiduciary duty relating to the March 2000 transactions and seeking recovery of alleged short- swing profits of at least $600 million pursuant to Section 16(b) of the Securities Exchange Act of 1934 purported to have arisen in connection with certain transactions relating to At Home stock effected pursuant to the March

2000 agreements. The actions in San Mateo County, California have been stayed by the United States Bankruptcy Court for the Northern District of California, the court in which At Home filed for bankruptcy, as violating the automatic bankruptcy stay. In the Southern District of New York actions, the court ordered the actions consolidated into a single action. All of the defendants served motions to dismiss on February 11, 2003. The court dismissed the common law claims against us and Mr. Roberts, leaving only a claim against them for "control person" liability under the Securities Exchange Act of 1934. In a subsequent decision, the court limited the remaining claim against us and Mr. Roberts to disclosures that are alleged to have been made by At Home prior to August 28, 2000. The Delaware case has been transferred to the United States District Court for the Southern District of New York, and we have moved to dismiss the Section 16(b) claims.

     We deny any wrongdoing in connection with the claims that have been made directly against us, our subsidiaries and Brian L. Roberts, and intend to defend all of these claims vigorously. In our opinion, the final disposition of these claims is not expected to have a material adverse effect on our consolidated financial position, but could possibly be material to our consolidated results of operations of any one period. Further, no assurance can be given that any adverse outcome would not be material to our consolidated financial position.

     Other.
     ------

     We are subject to other legal proceedings and claims that arise in the ordinary course of our business. In our opinion, the amount of ultimate liability with respect to such actions is not expected to materially affect our financial condition, results of operations or liquidity.

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

Overview

     We are an indirect, wholly-owned subsidiary of Comcast Corporation ("Comcast"). We are principally involved in the management and operation of cable communications networks and in the management of programming content over cable and satellite television networks. In 2003, we received over 88% of our revenue from our cable operations, primarily through monthly subscriptions to our video, high-speed Internet and phone services, and advertising. Subscribers typically pay us monthly, based on rates and related charges that vary according to their chosen level of service and the type of equipment they use. Revenue from our national television networks is derived from the sale of advertising time and affiliation agreements with cable and satellite television companies.

     We have historically met our cash needs for operations through our cash flows from operating activities. We have generally financed our acquisitions and capital expenditures through issuances of our common stock, borrowings of long-term debt, sales of investments and from existing cash, cash equivalents and short-term investments.

Business Developments

     On September 17, 2003, we completed the sale to Liberty Media Corporation of our approximate 57% interest in QVC, Inc. for approximately $7.7 billion. We received from Liberty $4.0 billion of three-year senior unsecured floating rate notes, approximately 218 million shares of Liberty Series A common stock valued at $2.339 billion and cash of $1.35 billion. QVC has been presented as a discontinued operation in our financial statements. Refer to Note 4 to our consolidated financial statements included in Item 8 for more information on the sale of QVC.

     Refer to "General Developments of Our Business" in Part I and Note 4 to our consolidated financial statements included in Item 8 for a discussion of our acquisitions and other significant events.

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

     Refer to Note 2 to our consolidated financial statements included in Item 8 for a discussion of our accounting policies with respect to these and other items.

Results of Continuing Operations

     Revenues

     Consolidated revenues for the years 2003 and 2002 increased $801 million and $981 million, respectively, from the previous year. Of these increases, $696 million and $836 million, respectively, relate to our cable segment, which is discussed separately below. The remaining increases are primarily the result of our content businesses, which achieved combined revenue growth of 15.4% and 26.5%, during the years 2003 and 2002, respectively. Such increases in the content businesses were primarily the result of increases in distribution revenues, increases in advertising revenues and the effects of our 2001 acquisitions.

     Operating, selling, general and administrative expenses

     Consolidated operating, selling, general and administrative expenses for the years 2003 and 2002 increased $541 million and $234 million, respectively, from the previous year. Of these increases, $416 million and $257 million, respectively, relate to our cable segment, which is discussed separately below. The remaining changes are primarily attributable to costs associated with management agreements between Comcast and our cable subsidiaries during 2003 that had been eliminated in consolidation in 2002 and 2001, and to increased expenses in our content operations. These increases were offset, in part, by the effects of reduced corporate overhead which, upon the closing of Comcast's acquisition of Broadband on November 18, 2002, are recorded by the Comcast parent rather than by the Comcast Holdings parent.

     Depreciation

     The changes in depreciation expense for the years 2003 and 2002 are primarily attributable to our cable segment. The slight decrease in our cable segment in 2003 is principally due to the effects of reduced losses from the disposals of fixed assets due to reduced upgrade activity. The increase in our cable segment in 2002 is principally due to the effects of our recent acquisitions, our cable systems exchanges and our capital expenditures.

     Amortization

     The increase in amortization expense for the year 2003 is attributable to both our cable segment and our content operations, principally due to the effects of our intangible asset additions. The decrease in amortization expense for the year 2002 is primarily attributable to our cable segment, principally due to the effects of the adoption of SFAS No. 142, "Goodwill and Intangible Assets," on January 1, 2002 because we no longer amortize goodwill or franchise rights intangible assets.

                           ---------------------------




     Cable

     The following  table presents  financial  information for our cable segment
(dollars in millions).

                                                                                       Year Ended
                                                                                       December 31,     Increase
                                                                                      2003     2002      $        %
                                                                                    ------   ------   ------   -----

Video ...........................................................................   $5,001   $4,710   $  291      6.2%
High-speed Internet .............................................................      939      590      349     59.2
Advertising sales ...............................................................      425      383       42     11.0
Other ...........................................................................      279      275        4      1.5
Franchise fees ..................................................................      211      201       10      5.0
                                                                                    ------   ------   ------   -----
     Revenues ...................................................................    6,855    6,159      696     11.3

Operating, selling, general and administrative expenses .........................    3,942    3,526      416     11.8
                                                                                    ------   ------   ------   -----

Operating income before depreciation and
amortization (a) ................................................................   $2,913   $2,633   $  280     10.6%
                                                                                    ======   ======   ======   ======


                                                                                       Year Ended
                                                                                       December 31,     Increase
                                                                                      2002     2001      $        %
                                                                                    ------   ------   ------   -----

Video ...........................................................................   $4,710   $4,278   $  432     10.1%
High-speed Internet .............................................................      590      294      296    100.7
Advertising sales ...............................................................      383      326       57     17.5
Other ...........................................................................      275      232       43     18.5
Franchise fees ..................................................................      201      193        8      4.1
                                                                                    ------   ------   ------   -----
     Revenues ...................................................................    6,159    5,323      836     15.7

Operating, selling, general and administrative expenses .........................    3,526    3,269      257      7.9
                                                                                    ------   ------   ------   -----
Operating income before depreciation and
amortization (a) ................................................................   $2,633   $2,054   $  579     28.2%
                                                                                    ======   ======   ======   ======


---------------

     (a)  Operating  income before  depreciation  and amortization is defined as operating income before depreciation and amortization, impairment charges, if any, related to fixed and intangible assets and gains or losses from the sale of assets, if any. As such, it eliminates the significant level of non-cash depreciation and amortization expense that results from the capital intensive nature of our businesses and intangible assets recognized in business combinations, and is unaffected by our capital structure or investment activities. Our management and Board of Directors use this measure in evaluating our consolidated operating performance and the operating performance of all of our operating segments. This metric is used to allocate resources and capital to our operating segments and is a significant component of our annual incentive compensation programs. We believe that this measure is also useful to investors as it is one of the bases for comparing our operating performance with other companies in our industries, although our measure may not be directly comparable to similar measures used by other companies. Because we use operating income before depreciation and amortization as the measure of our segment profit or loss, we reconcile it to operating income, the most directly comparable financial measure calculated and presented in accordance with Generally Accepted Accounting Principles (GAAP), in the business segment footnote to our financial statements. This measure should not be considered as a substitute for operating income
          (loss), net income (loss), net cash provided by operating activities or other measures of performance or liquidity reported in accordance with GAAP.


     Video revenue consists of our basic, expanded basic, premium, pay-per-view, equipment and digital cable services. The increase in video revenue for the year 2003 is primarily due to the effects of an increase in average monthly revenue per basic subscriber as a result of rate increases in our traditional video service and growth in digital subscribers. The increase for the year 2002 is primarily attributable to changes in rates and subscriber growth, driven principally by growth in digital subscribers, and, to a lesser extent, the effects of our acquisitions of cable systems. During 2003 and 2002, we added approximately 433,000 and 505,000 digital subscribers, respectively. We expect continued growth in our video services revenue.

     The increases in high-speed Internet revenue for the years 2003 and 2002 are primarily due to the addition of high-speed Internet subscribers. During 2003 and 2002, we added approximately 700,000 and 578,000 high-speed Internet subscribers. We expect continued revenue growth as overall demand for our services continues to increase.

     The increases in advertising sales revenue for the years 2003 and 2002 are primarily due to the effects of growth in regional/national advertising as a result of the continuing success of our regional interconnects, offset by reduced growth in a soft local advertising market in 2003.

     Other revenue includes phone revenues, installation revenues, guide revenues, commissions from electronic retailing, revenue from our regional sports programming networks and revenue from other product offerings. The increase for the year 2002 in other revenue is primarily attributable to growth in our historical operations.

     The increases in franchise fees collected from our cable subscribers for the years 2003 and 2002 are primarily attributable to the increases in our revenues upon which the fees apply.

     The increases in operating, selling, general and administrative expenses for the years 2003 and 2002 are primarily attributable to the effects of increases in the costs of cable programming, increases in labor costs and other volume-related expenses in our historical operations, and, to a lesser extent, to the effects of high- speed Internet subscriber growth. The increase for the year 2002 was partially offset by the effects of management fees we charged to subsidiaries of Comcast during 2002.

     Programming costs represent our single largest operating expense and represent fees paid to license programming from cable and broadcast networks that we distribute, package and sell to our video subscribers. Programming expenses are impacted by changes in programming rates, the number of subscribers and programming channels. We anticipate our programming costs will increase in the future primarily as a result of increased cost to produce and purchase programming and additional programming channels provided to our subscribers. These increases are mitigated, to some extent, by additional volume discounts associated with Comcast's increased size and future growth in subscribers receiving such programming channels.

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


                          ---------------------------

     Consolidated Analysis

     Interest Expense

     The decrease in interest expense for the year 2003 is primarily attributable to our reduced amount of outstanding debt as a result of our net debt repayments during 2003. We anticipate that, for the foreseeable future, interest expense will be significant. We believe we will continue to be able to meet our obligations through our ability both to generate operating income before depreciation and amortization and to obtain external financing.



     Investment Income (Loss), Net

     Investment income (loss), net includes the following (in millions):


                                                                  Year Ended December 31,
                                                               2003      2002        2001
                                                             -------    -------    -------

Interest and dividend income .............................   $    69    $    34    $    59
Gains (losses) on sales and exchanges of investments, net         24        (48)       485
Investment impairment losses .............................       (71)      (247)      (972)
Reclassification of unrealized gains .....................                           1,330
Unrealized gains (losses) on trading securities ..........       314     (1,446)       285
Mark to market adjustments on derivatives related
     to trading securities ...............................      (164)     1,182       (227)
Mark to market adjustments on derivatives and hedged items                  (71)        26
                                                             -------    -------    -------

     Investment income (loss), net .......................   $   172    ($  596)   $   986
                                                             =======    =======    =======



     We have entered into derivative financial instruments that we account for at fair value and which economically hedge the market price fluctuations in the common stock of certain of our investments accounted for as trading securities. Investment income (loss), net includes the fair value adjustments related to our trading securities and derivative financial instruments. The change in the fair value of our investments accounted for as trading securities, with the exception in 2003 of the unrealized gain on 118 million shares of our Liberty common shares discussed below, was substantially offset by the changes in the fair value of the related derivatives.

     Beginning in 2003, we are exposed to changes in the fair value of 118 million shares of Liberty common stock we hold and account for as a trading security as we have not entered into a corresponding derivative to hedge this market exposure. Accordingly, our future results of operations may be affected by fluctuations in the fair value of the Liberty common stock in future periods.

     Gains (losses) on sales and exchanges of investments, net in 2001 relates principally to our investment in At Home.

     The investment impairment losses relate principally to an other than temporary decline in our investment in AT&T Corp.

     In connection with the reclassification of our investment in Sprint PCS from an available for sale security to a trading security upon the adoption of SFAS No. 133, "Accounting for Derivatives and Hedging Activities," as amended, on January 1, 2001, we reclassified to investment income (loss), net the accumulated unrealized gain of $1.092 billion on our investment in Sprint PCS which was previously recorded as a component of accumulated other comprehensive income (loss).

     Equity in Net Losses of Affiliates

     The changes in equity in net losses of affiliates from 2002 to 2003 and from 2001 to 2002 are primarily due to other than temporary declines in certain of our equity method investees, the effects of our additional investments, changes in the net income or loss of our equity method investees, as well as to the effects of the discontinuance of amortization of equity method goodwill as a result of the adoption of SFAS No. 142 on January 1, 2002.

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

     Income Tax Benefit (Expense)

     The changes in income tax benefit (expense) from 2002 to 2003 and from 2001 to 2002 are primarily the result of the effects of changes in our income before taxes and minority interest, and our non-deductible goodwill amortization.

     Minority Interest

     The increases in minority interest from 2002 to 2003 and from 2001 to 2002 are attributable to increases in the net income of our less than wholly-owned consolidated subsidiaries.

     Discontinued Operations

     Income from discontinued operations decreased from 2002 to 2003 primarily as a result of the 2003 period including QVC's results through August 31, while the 2002 period includes QVC's results for the full year. As a result of the sale of QVC, we recognized a $3.290 billion gain, net of approximately $2.865 billion of related income taxes.

     Income from discontinued operations decreased from 2001 to 2002 primarily as a result of an investment loss recognized by QVC during 2002.

     Cumulative Effect of Accounting Change

     Upon adoption of SFAS No. 133, we recognized as income a cumulative effect of accounting change, net of related income taxes, of $385 million during the year ended December 31, 2001. The income consisted of a $400 million adjustment to record the debt component of our 2.0% Exchangeable Subordinated Debentures due 2029 ("ZONES") at a discount from its value at maturity and $192 million principally related to the reclassification of gains previously recognized as a component of accumulated other comprehensive income (loss) on our equity derivative instruments, net of related deferred income taxes of $207 million.

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

     We use the following derivative financial instruments to manage the market risk of adverse changes in interest rates:

     o Interest rate exchange agreements ("Swaps") to exchange, at specified intervals, the difference between fixed and variable interest amounts calculated by reference to an agreed-upon notional principal amount. As of December 31, 2003, all of our Swaps are with Comcast and have identical terms to the Swaps that Comcast has entered into with third party counterparties.

     o Interest rate lock agreements ("Rate Locks") to hedge the risk that cash flows related to the interest payments on an anticipated issuance or assumption of fixed rate debt may be adversely affected by interest rate fluctuations;

     o Interest rate cap agreements ("Caps") to lock in a maximum interest rate should variable rates rise, but enable us to otherwise pay lower market rates; and

     o Interest rate collar agreements ("Collars") to limit our exposure to and benefits from interest rate fluctuations on variable rate debt to within a certain range of rates.

     While Swaps, Rate Locks, Caps and Collars represent an integral part of our interest rate risk management program, their effect on interest expense for the years ended December 31, 2003, 2002 and 2001 was not significant. However, Swaps, Rate Locks, Caps and Collars may have a significant effect on our interest expense in the future.

     The table set forth below summarizes the fair values and contract terms of financial instruments subject to interest rate risk we maintained as of December 31, 2003 (dollars in millions):


                                                                                                               Fair
                                                                                                             Value at
                                         2004     2005      2006     2007    2008   Thereafter       Total    12/31/03
                                         ----     ----      ----     ----    ----   ----------       -----    --------
Debt
Fixed Rate ......................     $  315    $  711    $  645   $  856   $ 1,141     $  4,474    $  8,142     $8,974
   Average Interest Rate ........        8.1%      8.4%      7.1%     8.6%      6.8%         7.5%        7.6%

Variable Rate ...................     $   58                                            $      1    $     59     $   59
   Average Interest Rate ........        2.0%                                                7.4%        2.1%

Interest Rate Instruments
Fixed to Variable Swaps (notional
 amounts) .......................                         $  200            $   600     $    750    $  1,550    ($   20)
   Average Pay Rate .............                            6.1%               7.0%         6.8%        6.8%
   Average Receive Rate .........                            6.4%               6.2%         6.9%        6.5%

                            -----------------------



     The notional amounts of interest rate instruments, as presented in the table above, are used to measure interest to be paid or received and do not represent the amount of exposure to credit loss. The estimated fair value approximates the costs to settle the outstanding contracts. We estimate interest rates on variable debt using the average implied forward London Interbank Offer Rate ("LIBOR") rates for the year of maturity based on the yield curve in effect at December 31, 2003, plus the borrowing margin in effect for each credit facility at December 31, 2003. We estimate the floating rates on our Swaps using the average implied forward LIBOR rates for the year of maturity based on the yield curve in effect at December 31, 2003.

     Equity Price Risk Management

     We are exposed to the market risk of changes in the equity prices of certain of our investments accounted for as trading securities. We enter into various derivative transactions pursuant to our policies to manage the volatility relating to these exposures.

     We monitor our equity price risk exposures to ensure that the instruments are matched with the underlying assets or liabilities, reduce our risks relating to equity prices, and through market value and sensitivity analyses, maintain a high correlation to the risk inherent in the hedged item.

     We use the following derivative financial instruments, which we account for at fair value, to limit our exposure to and benefits from price fluctuations in the common stock of certain of our investments accounted for as trading securities:

     o    Cashless collar agreements ("Equity Collars");

     o    Prepaid forward sales agreements ("Prepaid Forward Sales");

     o    Indexed debt instruments ("ZONES").

     Except as described in Results of Continuing Operations - Investment Income
(Loss), Net on page 20, the changes in the fair value of our investments accounted for as trading securities were substantially offset by the changes in the fair values of the Equity Collars and the derivative components of the ZONES and the Prepaid Forward Sales.

     Refer to Note 2 to our financial statements included in Item 8 for a discussion of our accounting policies with respect to derivative financial instruments and to Notes 5 and 7 to our financial statements included in Item 8 for discussions of our derivative financial instruments.

ITEM 8       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA





INDEPENDENT AUDITORS' REPORT
----------------------------

Board of Directors and Stockholders
Comcast Holdings Corporation
Philadelphia, Pennsylvania

We have audited the accompanying consolidated balance sheet of Comcast Holdings Corporation and its subsidiaries (the "Company") as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Comcast Holdings Corporation and its subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, effective January 1, 2001, and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," effective January 1, 2002.



Deloitte & Touche LLP

Philadelphia, Pennsylvania
March 19, 2004


COMCAST HOLDINGS CORPORATION AND SUBSIDIARIES
---------------------------------------------

CONSOLIDATED BALANCE SHEET
(Dollars in millions, except share data)


                                                                                   December 31,
                                                                                  2003      2002
                                                                                -------   -------
ASSETS
CURRENT ASSETS
   Cash and cash equivalents ................................................   $ 1,509   $   400
   Investments ..............................................................       139       517
   Accounts receivable, less allowance for doubtful accounts of $74 and $74 .       453       446
   Other current assets .....................................................       179       133
   Current assets of discontinued operations ................................               1,481
                                                                                -------   -------
       Total current assets .................................................     2,280     2,977
                                                                                -------   -------
NOTES RECEIVABLE FROM AFFILIATE .............................................     3,310       191
DUE FROM AFFILIATES, net ....................................................       943
INVESTMENTS .................................................................     3,363       594
PROPERTY AND EQUIPMENT, net of accumulated depreciation of $4,456 and $3,398      6,571     6,431
FRANCHISE RIGHTS ............................................................    16,620    16,611
GOODWILL ....................................................................     5,663     5,611
OTHER INTANGIBLE ASSETS, net of accumulated amortization of $1,022 and $688 .     1,350     1,311
OTHER NONCURRENT ASSETS, net ................................................       302       368
NONCURRENT ASSETS OF DISCONTINUED OPERATIONS ................................               1,595
                                                                                -------   -------
                                                                                $40,402   $35,689
                                                                                =======   =======
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts payable .........................................................   $   303   $   425
   Accrued expenses and other current liabilities ...........................     2,014     1,425
   Due to affiliates ........................................................                  76
   Deferred income taxes ....................................................        26        46
   Current portion of long-term debt ........................................       373        23
   Current liabilities of discontinued operations ...........................                 816
                                                                                -------   -------
       Total current liabilities ............................................     2,716     2,811
                                                                                -------   -------
LONG-TERM DEBT, less current portion ........................................     7,828     9,256
                                                                                -------   -------
NOTES PAYABLE TO AFFILIATES .................................................        61        22
                                                                                -------   -------
DEFERRED INCOME TAXES .......................................................     8,288     6,830
                                                                                -------   -------
OTHER NONCURRENT LIABILITIES ................................................     2,289     1,216
                                                                                -------   -------
MINORITY INTEREST ...........................................................       316       266
                                                                                -------   -------
NONCURRENT LIABILITIES AND MINORITY INTEREST OF
   DISCONTINUED OPERATIONS ..................................................                 923
                                                                                -------   -------
COMMITMENTS AND CONTINGENCIES (NOTE 11)
STOCKHOLDERS' EQUITY
   Preferred stock - authorized 20,000,000 shares; issued, zero
   Class A common stock, $1.00 par value - authorized,
     200,000,000 shares; issued, 21,591,115 .............................            22        22
   Class A special common stock, $1.00 par value - authorized,
     2,500,000,000 shares; issued 916,198,519 ...........................           916       916
   Class B common stock, $1.00 par value - authorized, 50,000,000 shares;
     issued, 9,444,375 ..................................................             9         9
   Additional capital ...................................................        12,353    11,818
   Retained earnings ....................................................         5,623     1,595
   Accumulated other comprehensive income (loss) ........................           (19)        5
                                                                               --------  --------
       Total stockholders' equity .......................................        18,904    14,365
                                                                               --------  --------
                                                                               $ 40,402  $ 35,689
                                                                                =======   =======


See notes to consolidated financial statements.




COMCAST HOLDINGS CORPORATION AND SUBSIDIARIES
---------------------------------------------

CONSOLIDATED STATEMENT OF OPERATIONS
(Amounts in millions)

                                                                            Year Ended December 31,
                                                                            2003      2002      2001
                                                                         -------    -------    -------

REVENUES .............................................................   $ 7,719    $ 6,918    $ 5,937

COSTS AND EXPENSES
   Operating (excluding depreciation) ................................     2,787      2,516      2,446
   Selling, general and administrative ...............................     1,977      1,707      1,543
   Depreciation ......................................................     1,314      1,344      1,130
   Amortization ......................................................       183        177      2,143
                                                                         -------    -------    -------
                                                                           6,261      5,744      7,262
                                                                         -------    -------    -------
OPERATING INCOME (LOSS) ..............................................     1,458      1,174     (1,325)
OTHER INCOME (EXPENSE)
   Interest expense ..................................................      (655)      (711)      (708)
   Interest income on affiliate notes, net ...........................        17
   Investment income (loss), net .....................................       172       (596)       986
   Equity in net losses of affiliates ................................       (51)       (63)       (16)
   Other income (expense) ............................................         4         (6)     1,290
                                                                         -------    -------    -------
                                                                            (513)    (1,376)     1,552
                                                                         -------    -------    -------
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES, MINORITY
   INTEREST AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE ...............       945       (202)       227
INCOME TAX (EXPENSE) BENEFIT .........................................      (321)        16       (216)
                                                                         -------    -------    -------
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE MINORITY
   INTEREST AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE ...............       624       (186)        11
MINORITY INTEREST ....................................................       (54)       (27)        (7)
                                                                         -------    -------    -------
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE CUMULATIVE EFFECT OF
   ACCOUNTING CHANGE .................................................       570       (213)         4
INCOME FROM DISCONTINUED OPERATIONS, net of tax ......................       168        193        220
GAIN ON DISCONTINUED OPERATIONS, net of tax ..........................     3,290
                                                                         -------    -------    -------
INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE ..........     4,028        (20)       224
CUMULATIVE EFFECT OF ACCOUNTING CHANGE ...............................                             385
                                                                         -------    -------    -------
NET INCOME (LOSS) ....................................................   $ 4,028    ($   20)   $   609
                                                                         =======    =======    =======

See notes to consolidated financial statements.




COMCAST HOLDINGS CORPORATION AND SUBSIDIARIES
---------------------------------------------

CONSOLIDATED STATEMENT OF CASH FLOWS
(Amounts in millions)



                                                                                             Year Ended December 31,
                                                                                           2003       2002       2001
                                                                                         -------    -------    -------
OPERATING ACTIVITIES
   Net income (loss) .................................................................   $ 4,028    ($   20)   $   609
   Income from discontinued operations ...............................................      (168)      (193)      (220)
   Gain on discontinued operations ...................................................    (3,290)
                                                                                         -------    -------    -------
   Income (loss) from continuing operations ..........................................       570       (213)       389

   Adjustments to reconcile net income (loss) from continuing operations to net
     cash provided by operating activities from continuing operations:
     Depreciation ....................................................................     1,314      1,344      1,130
     Amortization ....................................................................       183        177      2,143
     Non-cash interest (income) expense, net .........................................        30         42         43
     Non-cash interest income on affiliate notes, net ................................       (17)
     Equity in net losses of affiliates ..............................................        51         63         16
     Losses (gains) on investments and other (income) expense, net ...................      (100)       635     (2,229)
     Minority interest ...............................................................        54         27          7
     Cumulative effect of accounting change ..........................................                            (385)
     Deferred income taxes ...........................................................       725         35       (253)
     Proceeds from sales of trading securities .......................................        85                   367
     Current tax associated with sale of discontinued operations .....................    (2,028)
   Change in operating assets and liabilities, net of effects of acquisitions and divestitures
     Change in accounts receivable, net ..............................................        (7)       (56)       (15)
     Change in accounts payable ......................................................      (122)       180         10
     Change in other operating assets and liabilities ................................       598         82        (54)
                                                                                         -------    -------    -------


       Net cash provided by operating activities from continuing operations ..........     1,336      2,316      1,169
                                                                                         -------    -------    -------

FINANCING ACTIVITIES
   Proceeds from borrowings ..........................................................     1,260      1,579      5,687
   Retirements and repayments of debt ................................................    (2,387)    (3,294)    (4,013)
   Proceeds from settlement of interest rate exchange agreements .....................                   57
   Capital contributions from (distributions to) parent ..............................       477       (212)
   Net transactions with affiliates ..................................................    (4,244)        98
   Issuances of common stock and sales of put options on common stock ................                   19         27
   Repurchases of common stock .......................................................                             (27)
   Deferred financing costs ..........................................................                   (2)       (23)
                                                                                         -------    -------    -------

       Net cash (used in) provided by financing activities from continuing
         operations ..................................................................    (4,894)    (1,755)     1,651
                                                                                         -------    -------    -------
INVESTING ACTIVITIES
   Acquisitions, net of cash acquired ................................................      (191)       (17)    (1,329)
   Proceeds from sales of (purchases of) short-term investments, net .................       (20)         9         (6)
   Proceeds from sales of discontinued operations.....................................     1,350
   Capital contributions to and purchases of investments .............................      (112)       (56)      (277)
   Proceeds from sales and settlements of investments ................................     5,107      1,241        806
   Capital expenditures ..............................................................    (1,360)    (1,355)    (2,039)
   Additions to intangible and other noncurrent assets ...............................      (107)      (197)      (305)
                                                                                         -------    -------    -------

       Net cash provided by (used in) investing activities from
        continuing operations.........................................................     4,667       (375)    (3,150)
                                                                                         -------    -------    -------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS .....................................     1,109        186       (330)

CASH AND CASH EQUIVALENTS, beginning of year .........................................       400        214        544
                                                                                         -------    -------    -------

CASH AND CASH EQUIVALENTS, end of year ...............................................   $ 1,509    $   400    $   214
                                                                                         =======    =======    =======


See notes to consolidated financial statements


COMCAST HOLDINGS CORPORATION AND SUBSIDIARIES
---------------------------------------------

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(Dollars in millions)


                                                                                             Accumulated Other
                                                                                               Comprehensive
                                                                                               Income (Loss)
                                                                                            -------------------
                                                       Common Stock
                                         Series B ----------------------                        Unrealized   Cumulative
                                         Preferred      Class A          Additional  Retained     Gains      Translation
                                          Stock  Class A Special Class B  Capital    Earnings    (Losses)    Adjustments   Total
                                           -----------------------------------------------------------------------------------------

BALANCE, JANUARY 1, 2001...............      $60   $22   $908    $9     $11,599        $1,055        $446       ($13)       $14,086
Comprehensive income:
   Net income..........................                                                   609
   Unrealized gains on marketable securities,
     net of deferred taxes of $114.....                                                               212
   Reclassification adjustments for gains included
     in net income, net of deferred taxes of $264                                                    (491)
   Unrealized losses on effective portion of cash
     flow hedges, net of deferred taxes of $0.3                                                        (1)
   Cumulative translation adjustments..                                                                           (9)
Total comprehensive income.............                                                                                         320
   Stock compensation plans............                     3                52           (16)                                   39
   Retirement of common stock..........                    (1)              (10)          (16)                                  (27)
   Conversion of Series B preferred....      (60)           4                56
   Temporary equity related to put options                                   55                                                  55
                                           -----------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2001.............             22    914     9      11,752         1,632         166        (22)        14,473
Comprehensive loss:
   Net loss............................                                                   (20)
   Unrealized losses on marketable securities,
     net of deferred taxes of $165.....                                                              (307)
   Reclassification adjustments for losses included
     in net loss, net of deferred taxes of $92                                                        169
   Unrealized losses on effective portion of cash
     flow hedges, net of deferred taxes of $0.3                                                        (1)
Total comprehensive loss...............                                                                                        (159)
   Stock compensation plans............                     2                48           (17)                                   33
   Employee stock purchase plan........                                      10                                                  10
   Net capital contribution from parent                                       8                                                   8
                                           -----------------------------------------------------------------------------------------

BALANCE, DECEMBER 31, 2002.............             22    916     9      11,818         1,595          27        (22)        14,365
Comprehensive income:
   Net income..........................                                                 4,028
   Unrealized losses on marketable securities,
     net of deferred taxes of $19......                                                               (36)
   Reclassification adjustments for losses included
     in net income, net of deferred taxes of $10                                                       19
   Cumulative translation adjustments..                                                                           (7)
Total comprehensive income.............                                                                                       4,004
   Stock compensation plans............                                      58                                                  58
   Net capital contribution from parent                                     477                                                 477
                                           -----------------------------------------------------------------------------------------

BALANCE, DECEMBER 31, 2003.............            $22   $916    $9     $12,353        $5,623         $10       ($29)       $18,904
                                           =========================================================================================



See notes to consolidated financial statements.


COMCAST HOLDINGS CORPORATION AND SUBSIDIARIES
---------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001


1.   ORGANIZATION AND BUSINESS

     On November 18, 2002, Comcast Corporation ("Comcast") completed the acquisition of AT&T Corp.'s ("AT&T") broadband business (the "Broadband acquisition"). In connection with the closing of the Broadband acquisition, our shareholders and our subsidiaries received shares of Comcast Class A common stock, Class A Special common stock and Class B common stock in exchange for shares of our Class A common stock, Class A Special common stock and Class B common stock, respectively, based on an exchange ratio of 1 to 1. Comcast also issued stock options to purchase shares of Comcast common stock in exchange for all of our outstanding stock options, based on an exchange ratio of 1 to 1. As a result of Comcast's acquisition of Broadband, we are now an indirect, wholly-owned subsidiary of Comcast.

     Our cable business is principally involved in the development, management and operation of broadband communications networks in the United States. Our consolidated cable operations served approximately 8.6 million subscribers as of December 31, 2003. Our cable business represents our only reportable segment (see Note 12).

     We conduct the national networks of our content business through our consolidated subsidiaries E! Entertainment Television, Inc., The Golf Channel ("TGC"), Outdoor Life Network ("OLN"), and G4 Media, LLC. Our content business also includes Comcast Spectator, our three 24-hour regional sports programming networks, Comcast SportsNet ("CSN"), Comcast SportsNet Mid-Atlantic ("CSN Mid-Atlantic") and Cable Sports Southeast ("CSS"), a fourth 24-hour regional sports network, Comcast SportsNet Chicago ("CSN Chicago"), that we anticipate will launch in October 2004, and our regional network, CN8. Our regional networks are included in our cable segment as they derive a substantial portion of their revenues from our cable operations and are managed by cable segment management.

     On September 17, 2003, we sold our approximate 57% interest in QVC, Inc., which markets a wide variety of products directly to consumers primarily on merchandise-focused television programs. Accordingly, we present QVC as a discontinued operation pursuant to Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (see Note 4).

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basis of Consolidation
     The consolidated financial statements include our accounts and all entities that we directly or indirectly control. We have eliminated significant intercompany accounts and transactions among consolidated entities.

     Variable Interest Entities
     We account for our interests in variable interest special purpose entities ("SPEs") in accordance with Financial Accounting Standards Board ("FASB") Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). We consolidate all SPEs for which we are the primary beneficiary and for which the entities do not effectively disperse risks among parties involved. We do not consolidate variable interest entities that effectively disperse risks unless we hold an interest or combination of interests that effectively recombines risks that were previously dispersed. We adopted the initial recognition and measurement provisions of FIN 46 effective January 1, 2002. The adoption of FIN 46 had no impact on our financial condition or results of operations. See Note 3 for further discussion of FIN 46 interpretations and amendments.

     Our Use of Estimates
     We prepare our financial statements in conformity with accounting principles generally accepted in the United States which requires us to make estimates and assumptions that affect the reported amounts and disclosures. Actual results could differ from those estimates. Estimates are used when accounting for certain items, such as allowances for doubtful accounts, investments and derivative financial instruments, depreciation and amortization, asset impairment, non-monetary transactions, certain acquisition-related liabilities, pensions and other postretirement benefits, income taxes and contingencies.

COMCAST HOLDINGS CORPORATION AND SUBSIDIARIES
---------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001 (Continued)


     Fair Values
     We have determined the estimated fair value amounts presented in these consolidated financial statements using available market information and appropriate methodologies. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. The estimates presented in these consolidated financial statements are not necessarily indicative of the amounts that we could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.  We based  these fair value  estimates  on  pertinent  information available to us as of December 31, 2003 and 2002. We have not comprehensively updated these fair value estimates for purposes of these consolidated financial statements since such dates.

     Cash Equivalents
     Cash equivalents consist principally of commercial paper, money market funds, US Government obligations and certificates of deposit with maturities of three months or less when purchased. The carrying amounts of our cash equivalents approximate their fair values.

     Investments
     Investments in entities in which we have the ability to exercise significant influence over the operating and financial policies of the investee are accounted for under the equity method. Equity method investments are recorded at original cost and adjusted periodically to recognize our proportionate share of the investees' net income or losses after the date of investment, amortization of basis differences, additional contributions made and dividends received, and impairment losses resulting from adjustments to net realizable value. Prior to the adoption of SFAS No. 142, "Goodwill and Other Intangible Assets" on January 1, 2002, the goodwill resulting from differences between our recorded investments and our proportionate interests in the book value of the investees' net assets were amortized to equity in net income or loss, primarily over a period of 20 years. Subsequent to the adoption of SFAS No. 142, we no longer amortize such equity method goodwill (see Notes 5 and 6).

     Unrestricted publicly traded investments are classified as available for sale or trading securities and recorded at their fair value. Unrealized gains or losses resulting from changes in fair value between measurement dates for available for sale securities are recorded as a component of other comprehensive income (loss). Unrealized gains or losses resulting from changes in fair value between measurement dates for trading securities are recorded as a component of investment income (loss), net. Cash flows from all trading securities are classified as cash flows from operating activities while cash flows from all other investment securities are classified as cash flows from investing activities in our statement of cash flows.

     Restricted publicly traded investments and investments in privately held companies are stated at cost, adjusted for any known decrease in value (see
     Note 5).

COMCAST HOLDINGS CORPORATION AND SUBSIDIARIES
---------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001 (Continued)


     Property and Equipment
     Depreciation is recorded using the straight-line method over estimated useful lives and the significant components of property and equipment are as follows (in millions):


                                                        December 31,       December 31,
                                         Useful Life        2003              2002
                                         -----------  ---------------   ----------------

Transmission and distribution plant....  2-15 years            $9,815             $8,671
Buildings and building improvements....  3-40 years               639                581
Land...................................      N/A                   65                 53
Other..................................  2-10 years               508                524
                                                      ---------------   ----------------
   Property and equipment, at cost.....                        11,027              9,829
Less: accumulated depreciation.........                        (4,456)            (3,398)
                                                      ---------------   ----------------
   Property and equipment, net.........                        $6,571             $6,431
                                                      ===============   ================



     We capitalize improvements that extend asset lives and expense other repairs and maintenance charges as incurred. The cost and related accumulated depreciation applicable to assets sold or retired are removed from the accounts and the gain or loss on disposition is recognized as a component of depreciation expense.

     We capitalize the costs associated with the construction of cable transmission and distribution facilities and new cable service installations. Costs include all direct labor and materials, as well as certain indirect costs.

     Intangible Assets
     Cable franchise rights represent the value attributed to agreements with local authorities that allow access to homes in cable service areas acquired in connection with business combinations. Prior to the adoption of SFAS No. 142, we amortized the value of these rights over periods related to the term of the related franchise agreements. Subsequent to the adoption of SFAS No. 142, we no longer amortize cable franchise rights because we have determined that they have an indefinite life. We reassess this determination periodically for each franchise based on the factors included in SFAS No. 142. Costs we incur in negotiating and renewing cable franchise agreements are included in other intangible assets and are amortized on a straight-line basis over the term of the franchise renewal period, generally 10 to 15 years.

     Goodwill is the excess of the acquisition cost of an acquired entity over the fair value of the identifiable net assets acquired. Prior to the adoption of SFAS No. 142 we amortized goodwill over estimated useful lives ranging principally from 20 to 30 years. Subsequent to the adoption of SFAS No. 142, we no longer amortize goodwill.

     We are required to test our goodwill and intangible assets that are determined to have an indefinite life for impairment at least annually. The provisions of SFAS No. 142 required the completion of an initial transitional impairment assessment, with any impairments identified treated as a cumulative effect of a change in accounting principle. We completed this assessment in 2002 and determined that no cumulative effect resulted from adopting this change in accounting principle. The provisions of SFAS No. 142 also require the completion of an annual impairment test, with any impairments recognized in current earnings.

     Other intangible assets consist principally of cable and satellite television distribution rights, cable franchise renewal costs, contractual operating rights, computer software, programming costs and rights, and non-competition agreements. We record these costs as assets and amortize them on a straight-line basis over the term of the related agreements or estimated useful life, which generally range from 2 to 20 years.

     Certain  of  our  content   subsidiaries   have  entered  into   multi-year
     affiliation agreements with various cable and satellite television system operators for carriage of their respective programming. We capitalize cable or satellite television distribution rights and amortize them on a straight-line basis over the term of the related distribution agreements of 5 to 11 years. We classify the amortization of distribution fees paid by our content subsidiaries pursuant to Emerging

COMCAST HOLDINGS CORPORATION AND SUBSIDIARIES
---------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001 (Continued)


     Issues Task Force ("EITF") 01-09, "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products)". Under EITF 01-09, the amortization of such fees is classified as a reduction of revenue unless the content subsidiary receives, or will receive, an identifiable benefit from the cable or satellite system operator separate from the distribution fee, in which case we recognize the fair value of the identified benefit as an operating expense in the period in which it is received.

     Certain direct development costs associated with internal-use software are capitalized, including external direct costs of material and services, and payroll costs for employees devoting time to the software projects. Such costs are included within other assets and are amortized over a period not to exceed five years beginning when the asset is substantially ready for use. Costs incurred during the preliminary project stage, as well as maintenance and training costs, are expensed as incurred. Initial operating-system software costs are capitalized and amortized over the life of the associated hardware.

     Valuation of Long-Lived and Indefinite-Lived Assets
     We periodically evaluate the recoverability of our long-lived assets, including property and equipment and intangible assets subject to amortization, whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Our evaluations include analyses based on the cash flows generated by the underlying assets, profitability information, including estimated future operating results, trends or other determinants of fair value. If the total of the expected future undiscounted cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and the carrying value of the asset. Unless presented separately, the loss is included as a component of either depreciation expense or amortization expense, as appropriate.

     We evaluate the recoverability of our goodwill and indefinite life intangible assets annually or more frequently whenever events or changes in circumstances indicate that the asset might be impaired. We perform the impairment assessment of our goodwill one level below the business segment level, except for our cable business. In our cable business, components one level below the segment level are not separate reporting units and also have similar economic characteristics that allow them to be aggregated into one reporting unit at the cable segment level. During 2002 and 2003, we performed the impairment assessment of our cable franchise rights at the cable segment level based on our analysis of the factors outlined in EITF 02-07, "Unit of Accounting for Testing Impairment of Indefinite-Lived Intangible Assets." Effective in the first quarter of 2004, we will change the unit of accounting used for testing impairment to geographic regions and will perform impairment testing on our cable franchise rights. We do not anticipate recording any impairment charge in connection with the impairment testing.

     We estimate the fair value of our cable franchise rights primarily based on multiples of operating income before depreciation and amortization generated by the underlying assets, discounted cash flow analyses, analyses of current market transactions and profitability information, including estimated future operating results, trends or other determinants of fair value. If the value of our cable franchise rights determined by these evaluations is less than its carrying amount, an impairment charge would be recognized for the difference between the estimated fair value and the carrying value of the assets.

     Foreign Currency Translation
     We translate assets and liabilities of our foreign subsidiaries, where the functional currency is the local currency, into US dollars at the December 31 exchange rate and record the related translation adjustments as a component of other comprehensive income (loss). We translate revenues and expenses using average exchange rates prevailing during the year. Foreign currency transaction gains and losses are included in other income (expense).

     Revenue Recognition
     We recognize video, high-speed Internet, and phone revenues as service is provided. We manage credit risk by disconnecting services to customers who are delinquent. We recognize advertising sales revenue at estimated realizable values when the advertising is aired. Installation revenues obtained from the connection of subscribers to our broadband communications network are less than related direct selling costs. Therefore, such revenues are recognized as connections are completed. Revenues derived from other sources are recognized when services are

COMCAST HOLDINGS CORPORATION AND SUBSIDIARIES
---------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001 (Continued)


     provided or events occur. Under the terms of our franchise agreements, we are generally required to pay up to 5% of our gross revenues derived from providing cable services to the local franchising authority. We normally pass these fees through to our cable subscribers. We classify fees collected from cable subscribers as a component of revenues pursuant to EITF 01-14, "Income Statement Characterization of Reimbursements Received for 'Out-of- Pocket' Expenses Incurred."

     Our content businesses recognize affiliate fees from cable and satellite television system operators as programming is provided. Advertising revenue is recognized in the period in which commercial announcements or programs are telecast in accordance with the broadcast calendar. In certain instances, our content businesses guarantee viewer ratings for their programming. A liability for deferred revenue is provided for estimated shortfalls, which are primarily settled by providing additional advertising time.

     Programming Costs
     Our cable subsidiaries have received or may receive distribution fees from programming networks for carriage of their programming. We reflect the deferred portion of these fees within noncurrent liabilities and recognize the fees as a reduction of programming costs (which are included in operating expenses) over the term of the programming contract.

     Stock-Based Compensation
     We account for stock-based compensation in accordance with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations, as permitted by SFAS No. 123, "Accounting for Stock-Based Compensation," as amended. Compensation expense for stock options is measured as the excess, if any, of the quoted market price of Comcast's stock at the date of the grant over the amount an employee must pay to acquire the stock. We record compensation expense for restricted stock awards based on the quoted market price of Comcast's stock at the date of the grant and the vesting period. We record compensation expense for stock appreciation rights based on the changes in quoted market prices of Comcast's stock or other determinants of fair value (see Note 8).

     The following table illustrates the effect on net income (loss) if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation. Upon further analysis during 2003, it was determined that the expected option lives for options granted in prior years should have been 7 years rather than the 8 years used previously. The amounts in the table reflect this revision for all periods presented. Total stock-based compensation expense was determined under the fair value method for all awards using the accelerated recognition method as permitted under SFAS No. 123 (dollars in millions, except per share data):



COMCAST HOLDINGS CORPORATION AND SUBSIDIARIES
---------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001 (Continued)


                                                                         Year Ended December 31,
                                                                       2003       2002       2001
                                                                     -------    -------    -------
Net income (loss), as reported ...................................   $ 4,028    ($   20)   $   609

Add: Total stock-based compensation expense
     included in net income (loss), as reported above ............         5         11         10

Deduct: Total stock-based compensation expense
     determined under fair value based method for all awards
     relating to continuing operations, net of related tax effects       (87)      (126)      (110)
Deduct: Total stock-based compensation expense determined
     under fair value based method for all awards relating to
     discontinued operations, net of related tax effects .........       (12)       (19)       (17)
                                                                     -------    -------    -------

Pro forma, net income (loss) .....................................   $ 3,934    ($  154)   $   492
                                                                      =======   =======    =======


     The weighted-average fair value at date of grant of a Comcast Class A common stock option granted under Comcast's option plans during 2003 to our employees was $10.18 and during 2002 was previously presented as $10.73, and was recalculated as $9.24 based on the revised estimate of expected option life. The weighted-average fair value at date of grant of a Comcast Class A Special common stock option granted under the option plans during 2002 and 2001 was previously presented as $14.93 and $19.07, respectively, and was recalculated as $13.72 and $17.73, respectively, based on the revised estimate of expected option life. The fair value of each option granted during 2003, 2002 and 2001 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:


                                                         Year Ended December 31,
                                         ------------------------------------------------
                                            2003              2002                2001
                                         ----------  ----------------------     ---------
                                                                  Class A        Class A
                                          Class A     Class A     Special        Special
                                           Common      Common      Common        Common
                                           Stock       Stock       Stock          Stock
                                         ----------  ----------  ----------     ---------
     Dividend yield.....................        0%          0%          0%            0%
     Expected volatility................     29.2%       28.4%       29.6%         35.6%
     Risk-free interest rate............      3.3%        4.1%        4.9%          5.0%
     Expected option lives (in years)...      6.2         7.0         7.0           7.0
     Forfeiture rate....................      3.0%        3.0%        3.0%          3.0%



     The pro forma effect on net income (loss) for the years ended December 31, 2003, 2002 and 2001 by applying SFAS No. 123 may not be indicative of the pro forma effect on net income or loss in future years since SFAS No. 123 does not take into consideration pro forma compensation expense related to awards made prior to January 1, 1995 and also because additional awards in future years are anticipated.

     Postretirement and Postemployment Benefits

     We charge to operations the estimated costs of retiree benefits and benefits for former or inactive employees, after employment but before retirement, during the years the employees provide services.

     Investment Income (Loss), Net
     Investment income (loss), net includes interest income, dividend income and gains and losses on the sales and exchanges of marketable securities and long-term investments. We recognize realized gains and losses using the

COMCAST HOLDINGS CORPORATION AND SUBSIDIARIES
---------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001 (Continued)


     specific identification method. Investment income (loss), net also includes unrealized gains or losses on trading securities, fair value adjustments on derivative instruments and hedged items, and impairment losses resulting from adjustments to the net realizable value of certain of our investments (see Note 5).

     Income Taxes
     We recognize deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of our assets and liabilities and expected benefits of utilizing net operating loss carryforwards. The impact on deferred taxes of changes in tax rates and laws, if any, applied to the years during which temporary differences are expected to be settled, are reflected in the consolidated financial statements in the period of enactment (see Note 9).

     Derivative Financial Instruments
     We use derivative financial instruments for a number of purposes. We manage our exposure to fluctuations in interest rates by entering into interest rate exchange agreements ("Swaps"), interest rate lock agreements ("Rate Locks"), interest rate cap agreements ("Caps") and interest rate collar agreements ("Collars"). We manage our exposure to fluctuations in the value of certain of our investments by entering into equity collar agreements ("Equity Collars") and equity put option agreements ("Equity Put Options"). We make investments in businesses, to some degree, through the purchase of equity call option or call warrant agreements ("Equity Warrants"). We have issued indexed debt instruments ("ZONES") and entered into prepaid forward sale agreements ("Prepaid Forward Sales") whose value, in part, is derived from the market value of certain publicly traded common stock, and have also sold call options on certain of our investments in equity securities in order to monetize a portion of those investments.

     On January 1, 2001, we adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and hedging activities. SFAS No. 133 requires that all derivative instruments, whether designated in hedging relationships or not, be recorded on the balance sheet at their fair values. Upon adoption of SFAS No. 133, we recognized as income a cumulative effect of accounting change, net of related income taxes, of $385 million. The increase in income consisted of a $400 million adjustment to record the debt component of indexed debt at a discount from its value at maturity and $192 million principally related to the reclassification of gains previously recognized as a component of accumulated other comprehensive income (loss) on our equity derivative instruments, net of related income taxes of $207 million.

     For derivative instruments designated and effective as fair value hedges, such as our Equity Collars, Equity Put Options and Fixed to Variable Swaps, changes in the fair value of the derivative instrument are substantially offset in the consolidated statement of operations by changes in the fair value of the hedged item. For derivative instruments designated as cash flow hedges, such as our Variable to Fixed Swaps and Rate Locks, the effective portion of any hedge is reported in other comprehensive income
     (loss) until it is recognized in earnings during the same period in which the hedged item affects earnings. The ineffective portion of all hedges is recognized in current earnings each period. Changes in the fair value of derivative instruments that are not designated as a hedge are recorded each period in current earnings.

     When a fair value hedge is terminated, sold, exercised or has expired, the adjustment in the carrying amount of the fair value hedged item is deferred and recognized into earnings when the hedged item is recognized in earnings. When a hedged item is settled or sold, the adjustment in the carrying amount of the hedged item is recognized in earnings. When hedged variable rate debt is settled, the previously deferred effective portion of the hedge is written off similar to debt extinguishment costs.

     Equity Warrants and Equity Collars are adjusted to estimated fair value on a current basis with the result included in investment income (loss), net in our consolidated statement of operations.

     Derivative instruments embedded in other contracts, such as our ZONES and our Prepaid Forward Sales, are separated into their host and derivative financial instrument components. The derivative component is recorded at

COMCAST HOLDINGS CORPORATION AND SUBSIDIARIES
---------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001 (Continued)


     its estimated fair value in our consolidated balance sheet with changes in estimated fair value recorded in investment income (loss), net.

     We periodically examine those instruments we use to hedge exposure to interest rate and equity price risks to ensure that the instruments are matched with underlying assets or liabilities, reduce our risks relating to interest rates or equity prices and, through market value and sensitivity analysis, maintain a high correlation to the risk inherent in the hedged item. For those instruments that do not meet the above criteria, variations in their fair value are reflected on a current basis in our consolidated statement of operations.

     We do not hold or issue any derivative financial instruments for trading purposes and are not a party to leveraged instruments (see Note 7). We manage the credit risks associated with our derivative financial instruments through the evaluation and monitoring of the creditworthiness of the counterparties. Although we may be exposed to losses in the event of nonperformance by the counterparties, we do not expect such losses, if any, to be significant.

     Sale of Stock by a  Subsidiary  or Equity  Method  Investee
     Changes in our proportionate share of the underlying equity of a consolidated subsidiary or equity method investee that result from the issuance of additional securities by such subsidiary or investee are recognized as gains or losses in our consolidated statement of operations unless gain realization is not assured in the circumstances. Gains for which realization is not assured are credited directly to additional capital.

     Securities Lending Transactions
     We may enter into securities lending transactions pursuant to which we require the borrower to provide cash collateral equal to the value of the loaned securities, as adjusted for any changes in the value of the underlying loaned securities. Loaned securities for which we maintain effective control are included in investments in our consolidated balance sheet.

     Reclassifications
     Certain reclassifications have been made to the prior years' consolidated financial statements to conform to those classifications used in 2003.

3.   RECENT ACCOUNTING PRONOUNCEMENTS

     SFAS No. 143
     The FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," in June 2001. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. We adopted SFAS No. 143 on January 1, 2003. SFAS No. 143 requires that a liability be recognized for an asset retirement obligation in the period in which it is incurred if a reasonable estimate of fair value can be made. Certain of our franchise agreements and leases contain provisions requiring us to restore facilities or remove equipment in the event that the franchise or lease agreement is not renewed. We expect to continually renew our franchise agreements and have concluded that the related franchise right is an indefinite-lived intangible asset. Accordingly, it is remote that we would be required to incur significant restoration or removal costs. We would record an estimated liability in the unlikely event a franchise agreement containing such a provision is no longer expected to be renewed. We also expect to renew many of our lease agreements related to the continued operation of our cable business in the franchise areas. For our lease agreements, the liabilities related to the removal provisions, if any, are either not estimable due to the wide range of potential expiration dates or are not material.

     SFAS No. 148
     The FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," in December 2002. SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 to require disclosure about the effects on reported

COMCAST HOLDINGS CORPORATION AND SUBSIDIARIES
---------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001 (Continued)


     net income of an entity's stock-based employee compensation in interim financial statements. SFAS No. 148 is effective for fiscal years beginning after December 31, 2002. We adopted SFAS No. 148 on January 1, 2003. We did not change to the fair value based method of accounting for stock-based employee compensation. Accordingly, the adoption of SFAS No. 148 would only affect our financial condition or results of operations if Comcast elects to change to the fair value method specified in SFAS No. 123.

     SFAS No. 149
     In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." The Statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, for hedging relationships designated after June 30, 2003, and to certain preexisting contracts. We adopted SFAS No. 149 on July 1, 2003 on a prospective basis in accordance with the new statement. The adoption of SFAS No. 149 did not have a material impact on our financial condition or results of operations.

     SFAS No. 150
     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope as a liability or, in some circumstances, as an asset, with many such financial instruments having been previously classified as equity. We adopted SFAS No. 150 on July 1, 2003. The adoption of SFAS No. 150 did not have a material impact on our financial condition or results of operations.

     The FASB is addressing certain implementation issues associated with the application of SFAS No. 150. In October 2003, the FASB decided to defer certain provisions of SFAS No. 150 related to mandatorily redeemable financial instruments representing non-controlling interests in subsidiaries included in consolidated financial statements. We will monitor the actions of the FASB and assess the impact, if any, that these actions may have on our financial statements.

     FIN 45
     In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 expands on the accounting guidance of SFAS No.'s 5, 57, and 107 and supercedes FIN 34. FIN 45 clarifies that a guarantor is required to disclose in its interim and annual financial statements its obligations under certain guarantees that it has issued, including the nature and terms of the guarantee, the maximum potential amount of future payments under the guarantee, the carrying amount, if any, for the guarantor's obligations under the guarantee, and the nature and extent of any recourse provisions or available collateral that would enable the guarantor to recover the amounts paid under the guarantee. FIN 45 also clarifies that, for certain guarantees, a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. FIN 45 does not prescribe a specific approach for subsequently measuring the guarantor's recognized liability over the term of the related guarantee. The initial recognition and initial measurement provisions of FIN 45 apply on a prospective basis to certain guarantees issued or modified after December 31, 2002. The disclosure requirements in FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. We adopted the disclosure provisions of FIN 45 in the fourth quarter of 2002 and adopted the initial recognition and measurement provisions of FIN 45 on January 1, 2003, as required by the Interpretation (see Note 11). The impact of the adoption of FIN 45 will depend on the nature and terms of guarantees into which we enter or modify in the future.

     FIN 46/FIN 46R
     In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). We adopted the provisions of FIN 46 effective January 1, 2002. Since our initial application of FIN 46, the FASB addressed various implementation issues regarding the application of FIN 46 to entities outside its originally interpreted scope, focusing on SPEs. In December 2003, the FASB revised FIN 46 ("FIN 46R"), which delayed the

COMCAST HOLDINGS CORPORATION AND SUBSIDIARIES
---------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001 (Continued)


     required implementation date for entities that are not SPEs. We have elected to defer the adoption of FIN 46R until March 31, 2004 for our non-SPE entities, such as our equity method investments in operating companies. We are analyzing the effect of FIN 46R on the accounting for our equity method investments and do not believe it will have a material impact on our financial condition or results of operations.

4.   ACQUISITIONS AND OTHER SIGNIFICANT EVENTS

     2003 Acquisitions
     In December 2003, we, in conjunction with affiliates of the Chicago Blackhawks, Bulls, Cubs and White Sox professional sports teams, formed Comcast SportsNet Chicago. This new 24-hour regional sports network will be available to approximately 1.5 million of Comcast's Chicago-area subscribers upon its launch in October 2004. We acquired our controlling interest in this network for approximately $87 million in cash. The preliminary purchase price allocation resulted in the recording of $87 million of contract-related intangibles to be amortized over a period of 15 years.

     In December 2003, we acquired the approximate 8.6% interest in TGC previously held by the Tribune Company for $100 million in cash. This amount has been allocated to cable and satellite television distribution rights and goodwill pending completion of a valuation. As a result, we now own 99.9% of TGC.

     Sale of QVC
     On September 17, 2003, we completed the sale to Liberty Media Corporation ("Liberty") of all shares of QVC common stock held by a number of our direct wholly-owned subsidiaries for an aggregate value of approximately $7.7 billion, consisting of $4 billion principal amount of Liberty's Floating Rate Senior Notes due 2006 (the "Liberty Notes"), $1.35 billion in cash and approximately 218 million shares of Liberty Series A common stock. The shares had a fair value on the closing date of $10.73 per share. As a condition of closing, certain equity awards were required to be settled. The cost of settling the awards was included in costs of the transaction. The consideration received, net of transaction costs, over our carrying value of the net assets of QVC resulted in a gain of approximately $3.290 billion, net of approximately $2.865 billion of related income taxes (see
     Note 9).

COMCAST HOLDINGS CORPORATION AND SUBSIDIARIES
---------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001 (Continued)


     The current and noncurrent assets and liabilities of QVC included within the related discontinued operations captions are as follows (in millions):


                                                              December 31,
                                                                 2002
                                                                ------

Cash ....................................................       $  276
Accounts receivable, less allowance for doubtful accounts          569
Inventories, net ........................................          479
Other current assets ....................................          157
                                                                ------
     Total current assets of discontinued operations ....       $1,481
                                                                ======

Property and equipment, net of accumulated depreciation .       $  485
Goodwill ................................................          835
Other intangible assets, net of accumulated amortization           170
Other noncurrent assets, net ............................          105
                                                                ------
     Total noncurrent assets of discontinued operations .       $1,595
                                                                ======

Accounts payable ........................................       $  367
Accrued expenses and other current liabilities ..........          449
                                                                ------
     Total current liabilities of discontinued operations       $  816
                                                                ======

Minority interest .......................................       $  867
Other noncurrent liabilities ............................           56
                                                                ------
     Total noncurrent liabilities and minority interest
       of discontinued operations .......................       $  923
                                                                ======

  The results of operations of QVC prior to its disposition are included within income from discontinued operations, net of tax as follows (in millions):


                                                                  Year Ended December 31,
                                                              2003         2002         2001
                                                            ---------    ---------    ---------

Revenues .......................................               $2,915      $4,381      $3,917
Income before income taxes and minority interest               $  496      $  624      $  627
Income tax expense .............................               $  184      $  263      $  254



     For financial reporting purposes, the QVC transaction is presented as having occurred on September 1, 2003. As such, the 2003 period includes QVC operations through August 31, 2003, as reported to us by QVC.

     In 2002, we had no significant acquisitions.

     2001 Acquisitions and Exchanges
     In 2001, we acquired the regional sports programming network Home Team Sports ("HTS") from Viacom, Inc. ("Viacom") and Affiliated Regional Communications, Ltd. ("ARC"), various cable systems serving an aggregate of 697,000 subscribers from AT&T, and additional interests in programming networks TGC and OLN from Fox Entertainment Group, Inc. ("Fox Entertainment"). Upon closing of the OLN acquisition, we exchanged our 14.5% interest in the Speedvision Network ("SVN"), together with a previously made loan, for Fox Entertainment's interest in OLN and recorded to other income a pre-tax gain of $107 million, representing the difference between the estimated fair value of our interest in SVN as of the closing date of the transaction and our cost basis in SVN. In 2001, we also completed our cable systems exchange with Adelphia Communications Corporation ("Adelphia").

COMCAST HOLDINGS CORPORATION AND SUBSIDIARIES
---------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001 (Continued)


     We recorded to other income a pre-tax gain of $1.199 billion, representing the difference between the estimated fair value of $1.799 billion as of the closing date of the transaction and our cost basis in the systems exchanged.

     The acquisitions we completed during 2001 were accounted for under the purchase method of accounting. As such, our results include the operating results of the acquired businesses from the dates of acquisition. A summary of our acquisitions and cable systems exchange for 2001 is as follows (dollars in millions):


                              % Interest
    Acquisition/Exchange        Acquired        Date             Seller                 Consideration            Value
----------------------------- ------------ --------------- ------------------- -------------------------------- --------
OLN                              83.2%     October 30      Fox Entertainment   Cash and 14.5% interest in SVN       $512

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

TGC                              30.8%         June 8      Fox Entertainment   Cash                                 $365

AT&T Cable Systems                100%       April 30      AT&T                63.9 million shares of AT&T        $1,423
                                                                               common stock

HTS                               100%    February 14      Viacom and ARC      Cable distribution of                $240
                                                                               programming

Adelphia Exchange                 100%      January 1      Adelphia            Cable systems                      $1,799



     Our cable systems exchange with Adelphia and certain of our acquisitions did not result in cash payments but affected recognized assets and liabilities (see Note 10).

     Unaudited Pro Forma Information
     The following unaudited pro forma information has been presented as if the acquisitions and cable systems exchange we made in 2001 each occurred on January 1, 2000. This information is based on historical results of operations, adjusted for acquisition costs, and, in the opinion of management, is not necessarily indicative of what the results would have been had we operated the entities acquired since such dates.


                                                                             (Amounts in millions)
                                                                            Year Ended December 31,
                                                                                     2001
                                                                                  ----------

     Revenues...........................................................              $6,190
     Income before cumulative effect of accounting change...............              $  149
     Net income.........................................................              $  534

     Pro forma information reflecting our 2003 acquisitions is not presented due to immateriality.


COMCAST HOLDINGS CORPORATION AND SUBSIDIARIES
---------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001 (Continued)


5.   INVESTMENTS

                                    December 31,
                                  2003        2002
                                 ------      ------
                                (Dollars in millions)

Fair value method
     AT&T Corp. ...........      $           $  287
     Liberty ..............       2,644          43
     Sprint Corp. PCS Group         349         369
     Other ................          41          24
                                 ------      ------
                                  3,034         723

Equity method .............         329         284
Cost method ...............         139         104
                                 ------      ------
     Total investments ....       3,502       1,111

Less, current investments .         139         517
                                 ------      ------
Noncurrent investments ....      $3,363      $  594
                                 ======      ======

     Fair Value Method
     We hold unrestricted equity investments which we account for as available for sale or trading securities in certain publicly traded companies. The net unrealized pre-tax gains on investments accounted for as available for sale securities as of December 31, 2003 and 2002 of $42 million and $70 million, respectively, have been reported in our consolidated balance sheet principally as a component of other comprehensive income (loss), net of related deferred income taxes of $15 million and $25 million, respectively.

     The cost, fair value and unrealized gains and losses related to our available for sale securities are as follows:


                                     December 31,
                                   2003        2002
                                  -----       -----
                                (Dollars in millions)

Cost ............                 $  44       $ 269
Unrealized gains                     43          71
Unrealized losses                    (1)         (1)
                                  -----       -----

Fair value ......                 $  86       $ 339
                                 ======      ======


     Proceeds from the sales of available for sale securities for the years ended December 31, 2003, 2002 and 2001 were $1.2 billion, $.85 billion and $.71 billion, respectively. Gross realized gains and losses on these sales for the years ended December 31, 2003, 2002 and 2001 were $23 million, ($47) million and $10 million, respectively.

     The Liberty Notes and shares of Liberty common stock received in the sale of QVC have been registered with the SEC pursuant to the sale agreement. During 2003, we sold all $4.0 billion principal amount of the Liberty Notes for net proceeds of approximately $4.0 billion. In December 2003, we entered into a ten year prepaid forward sale of 100 million shares of Liberty common stock and we received $894 million in cash. At maturity, the counterparty is entitled to receive between 71 million and 100 million shares of Liberty common stock, or an equivalent amount of cash at our option, based upon the market value of Liberty common stock at the time. The shares of Liberty common stock are classified as trading securities.

COMCAST HOLDINGS CORPORATION AND SUBSIDIARIES
---------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001 (Continued)


     In August 2001, we entered into a ten year prepaid forward sale of 4.0 million shares of Sprint PCS common stock and we received $78 million in cash. At maturity, the counterparty is entitled to receive between 2.5 million and 4.0 million shares of Sprint PCS common stock, or an equivalent amount of cash at our option, based upon the market value of Sprint PCS common stock at that time.

     We separated both of the prepaid forward sales into their liability and derivative components and recorded both components of the prepaid forward sales obligations to other long-term liabilities. We record the change in the fair value of the derivative component and the accretion of the liability component to investment income (loss), net.

     We reclassified our investment in Sprint PCS from an available for sale security to a trading security in connection with the adoption of SFAS No. 133 in 2001. In connection with this reclassification, we recorded to investment income (loss), net the accumulated unrealized gain of $1.092 billion on our investment in Sprint PCS, which was previously recorded as a component of accumulated other comprehensive income (loss).

     Equity Method
     Our recorded investments exceed our proportionate interests in the book value of the investees' net assets by $283 million and $253 million as of December 31, 2003 and 2002, respectively (principally related to our investments in Susquehanna Cable and Discovery Health, LLC). As a result of the adoption of SFAS No. 142, we do not amortize the portion of the basis difference attributable to goodwill but will continue to test such excess for impairment in accordance with APB Opinion 18, "The Equity Method of Accounting for Investments in Common Stock."

     Equity in net losses of affiliates for the year ended December 31, 2002 includes impairment losses of $31 million, related principally to other than temporary declines in our investments in and advances to certain of our equity method investees.

     Summarized financial information for investments deemed significant and accounted for under the equity method was as follows (amounts in millions):


                                         (A) GSI Commerce, Inc.            Broadnet Consorcio, S.A.
                            .           ------------------------        ----------------------------
                                              December 31,                      December 31,
                                                  2002                     2003              2002
                                                --------                -----------       ----------
Current assets..........................         $105                        $3              $16
Noncurrent assets.......................           83                        42               52
Current liabilities ....................           67                        37               20
Noncurrent liabilities .................            0                        34               25



                                           (A) GSI Commerce, Inc.          Broadnet Consorcio, S.A.
                                      ---------------------------------   ---------------------------------
                                             For the years ended                 For the years ended
                                                December 31,                        December 31,
                                        2003        2002        2001        2003        2002        2001
                                      ---------   ---------   ---------   ---------   ---------   ---------
Revenues..............................   $147        $173        $103         $3          $1         $24
Operating loss........................    (16)        (30)        (34)       (17)        (23)         (1)
Loss from continuing operations
     before extraordinary items and
     cumulative effect of accounting
     change...........................    (15)        (34)        (31)       (18)        (23)         (1)
Net loss..............................    (15)        (34)        (31)       (18)        (23)         (1)



(A) GSI Commerce, Inc. was an equity method investment of QVC, and such amounts are included within discontinued operations for all periods through QVC's sale date (see Note 4).

COMCAST HOLDINGS CORPORATION AND SUBSIDIARIES
---------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001 (Continued)



     Investment Income (Loss), Net
     Investment income (loss), net includes the following (in millions):


                                                                        Year Ended December 31,
                                                                      2003        2002        2001
                                                                     -------    -------    -------

Interest and dividend income ...............................         $    69    $    34    $    59
Gains (losses) on sales and exchanges of investments, net ..              24        (48)       485
Investment impairment losses ...............................             (71)      (247)      (972)
Reclassification of unrealized gains .......................                                 1,330
Unrealized gains (losses) on trading securities ............             314     (1,446)       285
Mark to market adjustments on derivatives related to trading
     securities ............................................            (164)     1,182       (227)
Mark to market adjustments on derivatives and hedged items .                        (71)        26
                                                                     -------    -------    -------
     Investment income (loss), net .........................         $   172    ($  596)   $   986
                                                                     =======    =======    =======


     Gains (losses) on sales and exchanges of investments, net in 2001 relate principally to our investment in At Home.

     The investment impairment losses for the years ended December 31, 2003, 2002 and 2001 relate principally to other than temporary declines in our investment in AT&T.

6.   GOODWILL AND INTANGIBLE ASSETS

     The changes in the  carrying  amount of goodwill by business  segment  (see
     Note 12) for the periods presented are as follows (in millions):


                                              Corporate
                                   Cable      and Other       Total
                                  ------       ------        ------

Balance, December 31, 2002.....   $4,693       $  918        $5,611
Acquisitions ..................                    52            52
Intersegment transfers ........       20          (20)
                                  ------       ------        ------
Balance, December 31, 2003.....   $4,713       $  950        $5,663
                                 =======       ======        ======

     During 2003, we acquired an additional interest in TGC (see Note 4). A portion of the purchase price was allocated to goodwill.

COMCAST HOLDINGS CORPORATION AND SUBSIDIARIES
---------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001 (Continued)


     The gross carrying amount and accumulated amortization of our intangible assets subject to amortization are as follows (in millions):


                                              As of December 31, 2003            As of December 31, 2002
                                          --------------------------------   -------------------------------
                                              Gross                              Gross
                                            Carrying         Accumulated       Carrying       Accumulated
                                             Amount         Amortization        Amount        Amortization
                                          -------------    ---------------   -------------  ----------------
Cable and satellite television
     distribution rights.................        $1,278            ($419)          $1,177         ($261)
Cable franchise renewal costs and
     contractual operating rights........           326             (110)             313           (99)
Computer software........................            91              (52)              78           (36)
Programming costs and rights.............           338             (274)             188          (143)
Non-competition agreements and other.....           339             (167)             243          (149)
                                          -------------    -------------    -------------  ------------
                                                 $2,372          ($1,022)          $1,999         ($688)
                                          -------------    -------------    -------------  ------------



     As of December 31, 2003, the weighted average amortization period for our intangible assets subject to amortization is 7.3 years and estimated related amortization expense for each of the five years ended December 31 is as follows (in millions):


                     2004............................. $202
                     2005............................. $189
                     2006............................. $162
                     2007............................. $105
                     2008............................. $96

     The following pro forma financial information for 2003, 2002 and 2001 is presented as if SFAS No. 142 was adopted as of January 1, 2001 (amounts in millions, except per share data):


                                                                         Years Ended December 31,
                                                                   2003            2002            2001
                                                                -----------     ----------     ------------
Net Income (Loss)
   As reported...............................................        $4,028           ($20)          $  609
     Amortization of goodwill from continuing operations.....                                           299
     Amortization of goodwill from discontinued operations...                                            36
     Amortization of equity method goodwill..................                                            15
     Amortization of franchise rights........................                                         1,083
                                                                -----------     ----------     ------------
   As adjusted...............................................        $4,028           ($20)          $2,042
                                                                ===========     ==========     ============


COMCAST HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001 (Continued)


7.   LONG-TERM DEBT


                                                                               December 31,
                                                                            2003          2002
                                                                         ----------    ----------
                                                                              (in millions)
                                                                         ----------    ----------
Notes payable to banks due in installments through 2009 ......             $    2         $  837
6.20% - 6-7/8% Senior notes, due 2006-2011 ...................              3,031          3,053
7-1/8% - 7-5/8% Senior notes, due 2008-2013 ..................              1,103          1,105
8-1/8% - 8-7/8% Senior notes, due 2004-2027 ..................              2,645          2,653
8-1/4% - 10-5/8% Senior subordinated debentures, due 2006-2012                372            521
Zero Coupon Convertible Debentures, due 2020 .................                                86
ZONES due 2029 ...............................................                783            699
Other, including capital lease obligations ...................                265            325
                                                                           ------         ------
                                                                            8,201          9,279
Less current portion .........................................                373             23
                                                                           ------         ------
                                                                           $7,828         $9,256
                                                                           ======         ======



     Maturities of long-term debt outstanding as of December 31, 2003 for the four years after 2004 are as follows (in millions):

                    2005................................  $711
                    2006................................  $645
                    2007................................  $856
                    2008............................... $1,141

     The Cross-Guarantee Structure
     To simplify Comcast's capital structure, Comcast and certain of its cable holding company subsidiaries, including our wholly-owned subsidiary Comcast Cable Communications, LLC ("Comcast Cable"), have unconditionally guaranteed each other's debt securities and indebtedness for borrowed money, including amounts outstanding under Comcast's new credit facilities. As of December 31, 2003, $20.866 billion of Comcast's debt securities were entitled to the benefits of the cross-guarantee structure, including $6.909 billion of Comcast Cable's debt securities. Comcast Holdings Corporation is not a guarantor, and none of its debt is guaranteed. As of December 31, 2003, $1.024 billion of debt was outstanding at Comcast Holdings Corporation.

     Repayments and Redemptions of Debt
     During 2003, we borrowed $1.260 billion and repaid $2.387 billion of our debt. We reduced our total debt outstanding by $1.078 billion primarily as a result of our net debt repayments.

     We used the proceeds from these borrowings, as well as the proceeds received in connection with the sales of QVC and the Liberty Notes, to repay our debt, including substantially all of our notes payable to banks, and to repay certain of Comcast's bank credit facilities (see Note 13).

     Zero Coupon Convertible Debentures
     During the years ended 2003 and 2002, we repurchased from holders an aggregate of $86 million and $1.023 billion, respectively, accreted value of Zero Coupon Debentures. The 2003 repurchases were financed with cash on hand and the 2002 repurchases were financed primarily from borrowings under our credit facilities. As of December 31, 2003, substantially all of our Zero Coupon Debentures have been repurchased.

COMCAST HOLDINGS CORPORATION AND SUBSIDIARIES
---------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001 (Continued)


     ZONES
     At maturity, holders of our 2.0% Exchangeable Subordinated Debentures due 2029 (the "ZONES") are entitled to receive in cash an amount equal to the higher of the principal amount of the ZONES or the market value of Sprint PCS common stock. Prior to maturity, each ZONES is exchangeable at the holders' option for an amount of cash equal to 95% of the market value of Sprint PCS Stock. As of December 31, 2003, the number of Sprint PCS shares we held exceeded the number of ZONES outstanding.

     We separated the accounting for the ZONES into derivative and debt components. We record the change in the fair value of the derivative component of the ZONES (see Note 5) and the change in the carrying value of the debt component of the ZONES as follows (in millions):



                                                          Year Ended
                                                      December 31, 2003
                                                     ---------------------
Balance at Beginning of Year:
Debt component.....................................             $491
Derivative component...............................              208
                                                           ---------
Total                                                            699

Change in debt component  to interest expense......               24
Change in derivative component to investment
income (loss), net.................................               60

Balance at End of Year:
Debt component.....................................              515
Derivative component...............................              268
                                                           ---------
Total                                                           $783
                                                           =========

     Interest Rates
     Excluding the derivative component of the ZONES whose changes in fair value are recorded to investment income (loss), net, our effective weighted average interest rate on our total debt outstanding was 7.56% and 7.08% as of December 31, 2003 and December 31, 2002, respectively.

     Interest Rate Risk Management
     We are exposed to the market risk of adverse changes in interest rates. To manage the volatility relating to these exposures, our policy is to maintain a mix of fixed and variable rate debt and to enter into various interest rate derivative transactions as described below.

     Using Swaps, we agree to exchange, at specified intervals, the difference between fixed and variable interest amounts calculated by reference to an agreed-upon notional principal amount. Rate Locks are used to hedge the risk that the cash flows related to the interest payments on an anticipated issuance or assumption of fixed rate debt may be adversely affected by interest rate fluctuations. Caps are used to lock in a maximum interest rate should variable rates rise, but enable us otherwise to pay lower market rates. Collars limit our exposure to and benefits from interest rate fluctuations on variable rate debt to within a certain range of rates.

     All derivative transactions must comply with a board-approved derivatives policy. In addition to prohibiting the use of derivatives for trading purposes or that increase risk, this policy requires quarterly monitoring of the portfolio, including portfolio valuation, measuring counterparty exposure and performing sensitivity analyses.

COMCAST HOLDINGS CORPORATION AND SUBSIDIARIES
---------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001 (Continued)


     The following table summarizes the terms of our existing Swaps. As of December 31, 2003, all of our Swaps are with Comcast and have identical terms to the Swaps that Comcast has entered into with third party counterparties (dollars in millions):



                                     Notional                       Average           Average        Estimated
                                      Amount        Maturities      Pay Rate       Receive Rate     Fair Value
                                   -------------  --------------  ------------   ----------------- -------------
     As of December 31, 2003
     -----------------------
     Fixed to Variable Swaps          $1,550        2006-2009         4.4%             6.5%            ($20)

     As of December 31, 2002
     -----------------------
     Variable to Fixed Swaps          $   35           2003           5.0%             1.4%             ($1)



     The notional amounts of interest rate instruments, as presented in the above table, are used to measure interest to be paid or received and do not represent the amount of exposure to credit loss. The estimated fair value approximates the costs to settle the outstanding contracts. While Swaps, Rate Locks, Caps and Collars represent an integral part of our interest rate risk management program, their effect on interest expense for the years ended December 31, 2003, 2002 and 2001 was not significant.

     Estimated Fair Value
     Our debt had estimated fair values of $9.033 billion and $9.496 billion as of December 31, 2003 and 2002, respectively. The estimated fair value of our publicly traded debt is based on quoted market prices for that debt. Interest rates that are currently available to us for issuance of debt with similar terms and remaining maturities are used to estimate fair value for debt issues for which quoted market prices are not available.

     Debt Covenants
     Certain of our subsidiaries' loan agreements require that we maintain financial ratios based on debt, interest and operating income before depreciation and amortization, as defined in the agreements. In addition, certain of our subsidiary loan agreements contain restrictions on dividend payments and advances of funds to us. We were in compliance with all financial covenants for all periods presented.

     As of December 31, 2003, restricted net assets of our subsidiaries were approximately $368 million.

     Lines and Letters of Credit

     As of December 31, 2003, certain of our subsidiaries had unused lines of credit of $2.508 billion under their respective credit facilities.

     On January 8, 2004, Comcast refinanced three of its existing revolving credit facilities, including Comcast Cable's $2.25 billion credit facility, with a new $4.5 billion, five-year revolving bank credit facility due January 2009. As of January 8, 2004, amounts available under our lines of credit totaled $287 million.

     As of December 31, 2003, certain of our subsidiaries had unused irrevocable standby letters of credit totaling $42 million to cover potential fundings under various agreements.

8.   STOCKHOLDERS' EQUITY

     Preferred Stock
     We are authorized to issue, in one or more series, up to a maximum of 20 million shares of preferred stock. We can issue shares with such designations, preferences, qualifications, privileges, limitations, restrictions, options, conversion rights and other special or related rights as our board of directors shall from time to time fix by resolution.

COMCAST HOLDINGS CORPORATION AND SUBSIDIARIES
---------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001 (Continued)


     Our Series B Preferred Stock had a 5.25% pay-in-kind annual dividend. Dividends were paid quarterly through the issuance of additional shares of our Series B Preferred Stock. In March 2001, we issued approximately 4.2 million shares of our Class A Special common stock to the holder in connection with the holder's election to convert the remaining $60 million at redemption value of Series B Preferred Stock.

     Common Stock
     Our Class A Special common stock is generally nonvoting and each share of our Class A common stock is entitled to one vote. Each share of our Class B common stock is entitled to fifteen votes. The Class B common stock is convertible, share for share, into Class A or Class A Special common stock, subject to certain restrictions.

     Board-Authorized Repurchase Program
     As part of a previous Board-authorized repurchase program, we sold Comcast Put Options on shares of our Class A Special common stock that expired unexercised in 2001.

     The following table summarizes our share activity for the three years ended December 31, 2003:



                                                        Common Stock
                                        ----------------------------------------------
                                     Series B
                                     Preferred                    Class A
                                      Stock        Class A        Special        Class B
                                   -----------    -----------   -----------   -----------

Balance, January 1, 2001 .......        59,450     21,832,250   908,015,192     9,444,375

Stock compensation plans .......                       (2,828)    2,515,538
Retirement of common stock .....                                   (808,000)
Conversion of Series B Preferred       (59,450)                   4,208,824
                                   -----------    -----------   -----------   -----------

Balance, December 31, 2001 .....                   21,829,422   913,931,554     9,444,375

Stock compensation plans .......                                  1,803,330
Retirement of common stock .....                     (238,307)
Employee Stock Purchase Plan ...                                    463,635
                                   -----------    -----------   -----------   -----------

Balance, December 31, 2002 .....                   21,591,115   916,198,519     9,444,375
                                   -----------    -----------   -----------   -----------

Balance, December 31, 2003 .....                   21,591,115   916,198,519     9,444,375
                                   ===========    ===========   ===========   ===========



     Stock-Based Compensation Plans
     As of December 31, 2003, Comcast and our subsidiaries have several stock-based compensation plans for certain employees, officers, directors and other persons designated by the applicable compensation committees of Comcast's and our subsidiaries' boards of directors. These plans are described below.

     Comcast Option Plans. Comcast maintains stock option plans for certain employees, directors and other persons under which fixed stock options are granted and the option price is generally not less than the fair value of a share of the underlying stock at the date of grant (collectively, the "Comcast Option Plans"). Under the Comcast Option Plans, 204 million shares of Comcast's Class A and Class A Special common stock, a portion of which is attributable to our employees, were reserved for issuance upon the exercise of options, including those outstanding as of December 31, 2003. Option terms are generally ten years, with options generally becoming exercisable between two and 9 1/2 years from the date of grant.

COMCAST HOLDINGS CORPORATION AND SUBSIDIARIES
---------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001 (Continued)


     The administration of Comcast's stock option plans does not provide for the separate determination of certain disclosures for our company. The required information is provided on a consolidated basis in Comcast's Annual Report on Form 10-K for the year ended December 31, 2003.

     Subsidiary Option Plans. Certain of our subsidiaries maintain combination stock option/stock appreciation rights ("SAR") plans (collectively, the "Tandem Plans") for employees, officers, directors and other designated persons. Under the Tandem Plans, the option price is generally not less than the fair value, as determined by an independent appraisal, of a share of the underlying common stock at the date of grant. If the eligible participant elects the SAR feature of the Tandem Plans, the participant receives 75% of the excess of the fair value of a share of the underlying common stock over the exercise price of the option to which it is attached at the exercise date. The holders of a majority of the outstanding options have stated an intention not to exercise the SAR feature of the Tandem Plans. Because the exercise of the option component is more likely than the exercise of the SAR feature, compensation expense is measured based on the stock option component. Under the Tandem Plans, option/SAR terms are ten years from the date of grant, with options/SARs generally becoming exercisable over four to five years from the date of grant.

     Other Stock-Based Compensation Plans
     Comcast maintains a restricted stock plan u nder which our management employees may be granted restricted share awards in Comcast's Class A or Class A Special common stock (the "Restricted Stock Plan"). The share awards vest annually, generally over a period not to exceed five years from the date of the award, and do not have voting rights. At December 31, 2003, there were 138,000 shares of Comcast's Class A common stock and 380,000 shares of Comcast's Class A Special common stock issuable to our management employees in connection with restricted share awards under the Restricted Stock Plan, of which 25,000 shares and 142,000 shares were issued in January 2004, respectively.

     The following table summarizes information related to Comcast's Restricted Stock Plan:



                                                                     Year Ended December 31,
                                                                2003           2002           2001
                                                              ---------      ---------       -------
Restricted Stock Plan
Share awards granted (in thousands) ..................            138           61                157
Weighted-average fair value per share at date of grant         $31.72       $28.47             $39.52
Compensation expense (in millions) ...................         $    6       $    8             $    9



9.   INCOME TAXES

     Prior to Comcast's acquisition of Broadband, we joined with our 80% or more owned subsidiaries and filed a consolidated federal income tax return. Effective with the date of the Broadband acquisition, we have joined in the filing of a consolidated federal income tax return with Comcast. Subsequent to the Broadband acquisition, Comcast allocates income tax expense or benefit to us as if we were filing separate income tax returns. E! Entertainment has filed separate consolidated federal income tax returns for all years presented.

     Pursuant to the terms of our tax sharing arrangement, federal income tax benefits from both losses and tax credits are made available to us as we are able to realize such benefits on a separate return basis. We owe Comcast for federal income taxes an amount equal to the amount of tax we would pay if we filed a separate tax return (see Note 10). Income tax expense (benefit) consists of the following components (in millions):

COMCAST HOLDINGS CORPORATION AND SUBSIDIARIES
---------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001 (Continued)



                                                                               Year Ended December 31,
                                                                         2003           2002           2001
                                                                       ---------      ---------      ---------

     Current expense (benefit)
     Federal.........................................................      ($356)          ($89)          $418
     State...........................................................        (48)            38             51
                                                                       ---------      ---------      ---------
                                                                            (404)           (51)           469
                                                                       ---------      ---------      ---------

     Deferred expense (benefit)
     Federal.........................................................        714             23           (266)
     State...........................................................         11             12             13
                                                                       ---------      ---------      ---------
                                                                             725             35           (253)
                                                                       ---------      ---------      ---------
     Income tax expense (benefit)....................................       $321          ($16)           $216
                                                                       =========      =========      =========

     Our effective income tax expense differs from the statutory amount because of the effect of the following items (in millions):

                                                                               Year Ended December 31,
                                                                         2003           2002            2001
                                                                       ---------      ---------      ----------

     Federal tax at statutory rate...................................       $331           ($70)           $80
     Non-deductible depreciation and amortization....................                                       91
     State income taxes, net of federal benefit......................        (24)            33             42
     Foreign income and equity in net losses of affiliates...........         (1)            (4)             4
     Adjustments to prior year accrual...............................         15             25
     Other...........................................................                                       (1)
                                                                       ---------      ---------      ----------

     Income tax expense (benefit)....................................       $321           ($16)          $216
                                                                       =========      =========      =========


     Our net deferred tax liability consists of the following components (in millions):


                                                                              December 31,
                                                                         2003             2002
                                                                       ---------        ---------

Deferred tax assets:
   Net operating loss carryforwards ....................                 $  184           $  314
   Differences between book and tax basis of investments                                      94
   Non- deductible accruals and other ..................                    149              165
                                                                         ------           ------
                                                                            333              573
                                                                         ------           ------

Deferred tax liabilities:
   Temporary differences, principally book and tax basis
     of property and equipment and intangible assets ...                  7,292            6,873
   Differences between book and tax basis
     of investments ....................................                    732
   Differences between book and tax basis of
     indexed debt securities ...........................                    623              576
                                                                         ------           ------
                                                                          8,647            7,449
                                                                         ------           ------
Net deferred tax liability .............................                 $8,314           $6,876
                                                                         ======           ======


COMCAST HOLDINGS CORPORATION AND SUBSIDIARIES
---------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001 (Continued)


     We recorded $725 million and $837 million of deferred income tax liabilities in 2003 through income tax expense and gain on discontinued operations, respectively. We recorded decreases of $9 million, $73 million and $149 million to deferred income tax liabilities in 2003, 2002 and 2001, respectively, in connection with unrealized gains (losses) on marketable securities and cash flow hedges that are included in other comprehensive income (loss). We recorded $207 million of deferred income tax liabilities in 2001 in connection with the cumulative effect of accounting change related to the adoption of SFAS No. 133 (see Note 2).

     We have recorded net deferred tax liabilities of $26 million and $46 million as of December 31, 2003 and 2002, respectively, that have been included in current liabilities, related primarily to current investments. We have net operating loss carryforwards, primarily state, that expire in periods through 2023. The determination of the state net operating loss carryforwards are dependent upon the subsidiaries' taxable income or loss, apportionment percentages, and other respective state laws, which can change year-to-year and impact the amount of such carryforward.

10.  STATEMENT OF CASH FLOWS - SUPPLEMENTAL INFORMATION

     The  following  table   summarizes  the  fair  values  of  the  assets  and
     liabilities associated with our acquisitions through noncash transactions (see Note 4) (in millions):

                                                        Year Ended December 31,
                                                                  2001
                                                              ------------

     Current assets.................................                $   57
     Property and equipment.........................                   580
     Intangible assets..............................                 3,043
     Current liabilities............................                   (37)
     Deferred income taxes..........................                   (77)
                                                              ------------
          Net assets acquired.......................                $3,566
                                                              ============

     The following table summarizes our cash payments for interest and income taxes (in millions):


                                               Year Ended December 31,
                                              2003      2002       2001
                                            --------  --------   --------
Interest...............................       $  639     $667       $631
Income taxes...........................       $1,407     $ 32       $344

     During 2003, Comcast transferred certain assets to us through non-cash intercompany transactions in the amount of $158 million. During 2002, Comcast made a non-cash capital contribution to us of $220 million. In addition, during 2002, we transferred certain assets to Comcast in exchange for a note receivable of $191 million (see Note 13).

     Cash payments for income taxes during 2003 include $1.330 billion paid to Comcast, primarily as a result of our sale of QVC (see Notes 4 and 9).

     The Liberty shares and Liberty Notes received in connection with the sale of QVC are non-cash investing activities (see Note 4).

11.  COMMITMENTS AND CONTINGENCIES

     Commitments
     Our programming networks have entered into license agreements for programs and sporting events that are available for telecast. In addition, we, through Comcast-Spectacor, have employment agreements with both players and coaches of our professional sports teams. Certain of these employment agreements, which provide for payments that

COMCAST HOLDINGS CORPORATION AND SUBSIDIARIES
---------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001 (Continued)

     are guaranteed regardless of employee injury or termination, are covered by disability insurance if certain conditions are met.

     The following table summarizes our minimum annual commitments under program license agreements and our minimum annual rental commitments for office space, equipment and transponder service agreements under noncancellable operating leases as of December 31, 2003 (in millions):


                                   Programming       Operating
                                    Agreements        Leases        Total
                                  --------------   -------------  ----------


     2004.......................      $121             $100          $221

     2005.......................       173               72           245

     2006.......................       181               61           242

     2007.......................       180               53           233

     2008.......................       180               43           223

     Thereafter.................     1,758              161         1,919


     The following table summarizes our rental expense charged to operations (in millions):


                                               Year Ended December 31,
                                              2003      2002        2001
                                            --------  --------    --------
Rental expense...........................     $72       $124        $94

     Contingencies
     We and the minority owner group in Comcast Spectacor each have the right to initiate an "exit" process under which the fair market value of Comcast Spectacor would be determined by appraisal. Following such determination, we would have the option to acquire the interests in Comcast Spectacor owned by the minority owner group based on the appraised fair market value. In the event we do not exercise this option, we and the minority owner group would then be required to use our best efforts to sell Comcast Spectacor. This exit process includes the minority owner group's interest in CSN.

     We hold the majority of our interest in E! Entertainment through Comcast Entertainment Holdings, LLC ("Entertainment Holdings"), which is owned 50.1% by us and 49.9% by The Walt Disney Company ("Disney"). Under a limited liability company agreement between us and Disney, we control E! Entertainment's operations. As a result of the Broadband acquisition and in certain other circumstances, under the agreement Disney is entitled to trigger a potential exit process in which Entertainment Holdings would have the right to purchase Disney's entire interest in Entertainment Holdings at its then fair market value (as determined by an appraisal process). If
     Disney exercises this right within a specified time period, and Entertainment Holdings elects not to purchase Disney's interest, Disney then has the right to purchase, at appraised fair market value, either our entire interest in Entertainment Holdings or all of the shares of stock of E! Entertainment held by Entertainment Holdings. In the event that Disney exercises its right and neither Disney's nor our interest is purchased, Entertainment Holdings will continue to be owned as it is today, as if the exit process had not been triggered.

     At Home.
     -------

     Litigation has been filed against us as a result of our alleged conduct with respect to our investment in and distribution relationship with At Home Corporation. At Home was a provider of high-speed Internet services that filed for bankruptcy protection in September 2001. Filed actions are:
     (i) class action lawsuits against us, Brian L. Roberts (our President and Chief Executive Officer and a director), AT&T (the former controlling shareholder of At Home and also a former distributor of the At Home service) and other corporate and individual defendants in the Superior Court of San Mateo County, California, alleging breaches of fiduciary duty in connection with transactions agreed to in March 2000 among At Home, AT&T, Cox Communications, Inc. (Cox is also an investor in At Home and a former distributor of the At Home service) and us; (ii) class action lawsuits against Comcast Cable

COMCAST HOLDINGS CORPORATION AND SUBSIDIARIES
---------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001 (Continued)

     Communications, LLC, AT&T and others in the United States District Court for the Southern District of New York, alleging securities law violations and common law fraud in connection with disclosures made by At Home in 2001; and (iii) a lawsuit brought in the United States District Court for the District of Delaware in the name of At Home by certain At Home bondholders against us, Brian L. Roberts, Cox and others, alleging breaches of fiduciary duty relating to the March 2000 transactions and seeking recovery of alleged short-swing profits of at least $600 million pursuant to Section 16(b) of the Securities Exchange Act of 1934 purported to have arisen in connection with certain transactions relating to At Home stock effected pursuant to the March 2000 agreements. The actions in San Mateo County, California have been stayed by the United States Bankruptcy Court for the Northern District of California, the court in which At Home filed for bankruptcy, as violating the automatic bankruptcy stay. In the Southern District of New York actions, the court ordered the actions consolidated into a single action. All of the defendants served motions to dismiss on February 11, 2003. The court dismissed the common law claims against us and Mr. Roberts, leaving only a claim against them for "control person" liability under the Securities Exchange Act of 1934. In a subsequent decision, the court limited the remaining claim against us and Mr. Roberts to disclosures that are alleged to have been made by At Home prior to August 28, 2000. The Delaware case has been transferred to the United States District Court for the Southern District of New York, and we have moved to dismiss the Section 16(b) claims.

     We deny any wrongdoing in connection with the claims that have been made directly against us, our subsidiaries and Brian L. Roberts, and intend to defend all of these claims vigorously. In our opinion, the final disposition of these claims is not expected to have a material adverse effect on our consolidated financial position, but could possibly be material to our consolidated results of operations of any one period. Further, no assurance can be given that any adverse outcome would not be material to our consolidated financial position.

     Other.
     ------

     We are subject to other legal proceedings and claims which arise in the ordinary course of our business. In our opinion, the amount of ultimate liability with respect to such actions is not expected to materially affect our financial condition, results of operations or liquidity.

COMCAST HOLDINGS CORPORATION AND SUBSIDIARIES
---------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001 (Continued)


12.  FINANCIAL DATA BY BUSINESS SEGMENT

     As a result of the sale of QVC, our only reportable segment is "Cable." Our other business segments, do not meet the quantitative guidelines for segment reporting. The components of net income (loss) below operating income before depreciation and amortization are not separately evaluated by our management on a segment basis (in millions).



                                                                                Corporate
                                                                      Cable     and Other(1)   Total
                                                                     --------   ----------   ---------
2003
----
Revenues (2) ....................................................   $  6,855    $    864    $  7,719
Operating income before depreciation and amortization (3) .......      2,913          42       2,955
Depreciation and amortization ...................................      1,304         193       1,497
Operating income (loss) .........................................      1,609        (151)      1,458
Interest expense ................................................        529         126         655
Assets ..........................................................     34,952       5,450      40,402
Long-term debt ..................................................      6,609       1,219       7,828
Capital expenditures ............................................      1,319          41       1,360

2002
----
Revenues (2) ....................................................   $  6,159    $    759    $  6,918
Operating income before depreciation and amortization (3) .......      2,633          62       2,695
Depreciation and amortization ...................................      1,276         245       1,521
Operating income (loss) .........................................      1,357        (183)      1,174
Interest expense ................................................        567         144         711
Assets ..........................................................     29,844       5,845      35,689
Long-term debt ..................................................      7,908       1,348       9,256
Capital expenditures ............................................      1,317          38       1,355

2001
----
Revenues (2) ....................................................   $  5,323    $    614    $  5,937
Operating income (loss) before depreciation  and amortization (3)      2,054        (106)      1,948
Depreciation and amortization ...................................      3,044         229       3,273
Operating loss ..................................................       (990)       (335)     (1,325)
Interest expense ................................................        546         162         708
Assets ..........................................................     29,085       9,176      38,261
Long-term debt ..................................................      8,363       3,316      11,679
Capital expenditures ............................................      1,855         184       2,039



--------------

(1) Corporate and other includes segments not meeting certain quantitative guidelines for reporting (see Note 1), corporate activities and elimination entries. Our regional networks are included in our cable segment and all other content businesses, including our national networks, are included in the Corporate and Other caption. Assets included in this caption consist primarily of our investments and intangible assets related to our content operations (see Notes 5 and 6) and, as of December 31, 2002, $3.076 billion of assets associated with discontinued operations and, as of December 31, 2001, $2.881 billion of assets associated with discontinued operations.

(2) Non-US revenues were not significant in any period. No single customer accounted for a significant amount of our revenue in any period.

(3) Operating income (loss) before depreciation and amortization is defined as operating income before depreciation and amortization, impairment charges, if any, related to fixed and intangible assets and gains or losses from the sale of assets, if any. As such, it eliminates the significant level of non-cash depreciation and amortization expense that results from the capital intensive nature of our businesses and intangible assets recognized in business combinations, and is unaffected by our capital structure or investment activities. Our management and Board of Directors use this measure in evaluating our consolidated operating performance and the operating performance of all of our operating segments. This metric is used to allocate resources and capital to our operating segments and is a significant component of our annual incentive compensation programs. We believe that this measure is also useful to investors

COMCAST HOLDINGS CORPORATION AND SUBSIDIARIES
---------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001 (Continued)


     as it is one of the bases for comparing our operating performance with other companies in our industries, although our measure may not be directly comparable to similar measures used by other companies. This measure should not be considered as a substitute for operating income (loss), net income
     (loss), net cash provided by operating activities or other measures of performance or liquidity reported in accordance with generally accepted accounting principles.

13.  RELATED PARTY TRANSACTIONS

     QVC has an affiliation agreement with Comcast Cable Communications Holdings, Inc. ("CCCH"), a wholly owned subsidiary of Comcast, to carry QVC's programming. In return for carrying QVC programming, QVC pays CCCH an allocated portion, based upon market share, of a percentage of net sales of merchandise sold to QVC customers located in CCCH's service area. These amounts, which are included in income from discontinued operations in our consolidated statement of operations, totaled $11 million for the year ended December 31, 2003. Such amounts for the year ended December 31, 2002 were not significant. Amounts related to a similar affiliation agreement between QVC and Comcast Cable, which are included in service revenues and income from discontinued operations in our consolidated statement of operations, totaled $13 million, $20 million and $18 million for the years ended December 31, 2003, 2002 and 2001, respectively.

     Our content businesses generate a portion of their revenues through the sale of subscriber services to CCCH under affiliation agreements. These amounts, which are included in service revenues in our consolidated statement of operations, totaled $32 million for the year ended December 31, 2003. Such amounts for the year ended December 31, 2002 were not significant. Amounts related to similar affiliation agreements between our content businesses and Comcast Cable are eliminated in our consolidated financial statements.

     Effective January 1, 2003, Comcast has entered into management agreements with our cable subsidiaries. The management agreements generally provide that Comcast supervise the management and operations of the cable systems and arrange for and supervise certain administrative functions. As compensation for such services, the agreements provide for Comcast to charge management fees based on a percentage of gross revenues. These charges, which are included in selling, general and administrative expenses in our consolidated statement of operations, totaled $147 million for the year ended December 31, 2003. During 2002 and 2001, similar management agreements existed between a subsidiary of Comcast Cable and Comcast Cable's operating subsidiaries. Accordingly, amounts related to those agreements were eliminated in our consolidated financial statements. However, subsequent to the Broadband acquisition on November 18, 2002 through December 31, 2002, Comcast Cable managed the operations of CCCH's subsidiaries, which included upgrades of its cable systems. Under these management arrangements, Comcast Cable supervised the management and operations of the CCCH cable systems and arranged for and supervised certain administrative functions. As compensation for such services, Comcast Cable charged a management fee based on a percentage of gross revenues. These charges, which were recorded as a reduction of selling, general and administrative expenses in our consolidated statement of operations, totaled $113 million for the year ended December 31, 2002.

     Effective January 1, 2003, Comcast Cable reimburses Comcast Cable Communications Management, LLC ("CCCM"), a wholly owned subsidiary of Comcast but not of us, for certain costs under a cost sharing agreement. These charges, which are included in selling, general and administrative expenses in our consolidated statement of operations, totaled $173 million for the year ended December 31, 2003.

     Effective upon the closing of Comcast's acquisition of Broadband on November 18, 2002, we purchase certain other services from Comcast under cost sharing arrangements on terms that reflect Comcast's actual cost. These charges, which are included in selling, general and administrative expenses in our consolidated statement of operations, totaled $157 million and $17 million for the years ended December 31, 2003 and 2002, respectively. Prior to the closing of the Broadband acquisition, similar cost sharing arrangements existed between us and Comcast Cable. Accordingly, amounts related to those arrangements were eliminated in our consolidated financial statements.

COMCAST HOLDINGS CORPORATION AND SUBSIDIARIES
---------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001 (Concluded)

     Comcast Financial Agency Corporation ("CFAC"), an indirect wholly owned subsidiary of ours, provides cash management services to Comcast and CCCH. Under this arrangement, Comcast's and CCCH's cash receipts are deposited with and held by CFAC, as custodian and agent, which invests and disburses such funds at our direction. Interest income related to cash deposited by Comcast and CCCH in CFAC was not significant for the years ended December 31, 2003 or 2002.

     With the exception of cash payments related to interest and income taxes, we consider all of our transactions with Comcast or its affiliates to be financing transactions, which are presented as net transactions with affiliates in our consolidated statement of cash flows. Our significant financing transactions with Comcast and its affiliates are described below.

     As of December 31, 2003, due from affiliates in our consolidated balance sheet primarily consists of amounts due from Comcast and CCCH for advances we made for working capital and capital expenditures in the ordinary course of business. As of December 31, 2002, due to affiliates in our consolidated balance sheet primarily consists of amounts due to Comcast and CCCH under the cost sharing arrangements described above and as reimbursements for costs incurred, in the ordinary course of business, by such affiliates on our behalf.

     As of December 31, 2003 and 2002, notes receivable from affiliate consists of an aggregate of $3.284 billion and $191 million principal amount, respectively, of notes receivable from Comcast. The increase in notes receivable from affiliate results primarily from amounts we advanced to Comcast during 2003 to finance the repayment of certain outstanding debt (see Note 7). The notes receivable bear interest at rates ranging from 5.0% to 7.5% and are due between 2012 and 2013. As of December 31, 2003 notes receivable from affiliate includes $26 million of interest receivable related to the notes.

     As of December 31, 2003 and 2002, notes payable to affiliates consists of an aggregate of $58 million and $22 million respectively, of notes payable to Comcast and subsidiaries of CCCH. The notes payable bear interest at 7.5% and are due between 2012 and 2013. As of December 31, 2003, notes payable to affiliates includes $3 million of interest payable related to the notes.

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM 9A       CONTROLS AND PROCEDURES

          (a) Our chief executive officer and our co-chief financial officers, after evaluating the effectiveness of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) as of the end of the period covered by this report, have concluded that based on the evaluation of these controls and procedures required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15, that our disclosure controls and procedures were adequate and designed to ensure that material information relating to us and our consolidated subsidiaries would be made known to them by others within those entities.

          (b) Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our last fiscal quarter that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                                    PART III

     The information called for by Item 10, Directors and Executive Officers of the Registrant, Item 11, Executive Compensation, Item 12, Security Ownership of Certain Beneficial Owners and Management and Related
     Stockholder Matters, Item 13, Certain Relationships and Related Transactions, and Item 14, Principal Accounting Fees and Services is omitted pursuant to SEC General Instruction I of Form 10-K.

                                     PART IV

ITEM 15       EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) The following consolidated financial statements of the Company are included in Part II, Item 8:

              Independent Auditors' Report................................24
              Consolidated Balance Sheet--December 31, 2003 and 2002......25
              Consolidated Statement of Operations--Years
                Ended December 31, 2003, 2002 and 2001....................26
              Consolidated Statement of Cash Flows--Years
                Ended December 31, 2003, 2002 and 2001....................27
              Consolidated Statement of Stockholders' Equity--
                Years Ended December 31, 2003, 2002 and 2001..............28
              Notes to Consolidated Financial Statements..................29

     (b) (i) The following financial statement schedules required to be filed by Items 8 and 14(d) of Form 10-K are included in Part IV:

              Schedule II - Valuation and Qualifying Accounts

              All other schedules are omitted because they are not applicable, not required or the required information is included in the consolidated financial statements or notes thereto.

     (c)      Reports on Form 8-K:

              We filed a Current Report on Form 8-K under Items 2, 7(b) and 7(c) on October 1, 2003 announcing the terms of the previously announced disposition of QVC, Inc. We included the Amended and Restated Stock Purchase Agreement dated as of June 30, 2003 and pro forma information of Comcast Corporation, giving effect to the disposition of QVC.

     (d) Exhibits required to be filed by Item 601 of Regulation S-K:

          2.1 Composite copy of Agreement and Plan of Merger dated as of December 19, 2001, as amended, among Comcast Holdings Corporation, AT&T Corp., Comcast Cable Communications Holdings, Inc., Comcast Corporation and the other parties signatory thereto (incorporated by reference to Exhibit 2.1 to the Comcast Corporation Current Report on Form 8-K12g3 filed on November 18, 2002).
          2.2 Support Agreement dated as of December 19, 2001, as amended, among AT&T Corp., Comcast Holdings Corporation, Comcast Corporation, Sural LLC and Brian L. Roberts (incorporated by reference to Exhibit 2.3 to the Comcast Corporation registration statement on Form S-4 filed on February 11,
                    2002).
          2.3 Exchange Agreement dated as of December 7, 2001, as amended, between Microsoft Corporation and Comcast Holdings Corporation (incorporated by reference to Exhibit 2.6 to the Comcast Corporation registration statement on Form S-4 filed on February 11, 2002).
          3.1       Amended and Restated  By-Laws  (incorporated by reference to
                    Exhibit 3.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 1999).
          4.1 Amended and Restated Five-Year Revolving Credit Agreement effective as of November 18, 2002, amending and restating the Five-Year Revolving Credit Agreement dated as of August 24, 2000, among Comcast Cable Communications, LLC, Comcast Corporation, the Lenders party thereto and Bank of America, N.A., as Administrative Agent. (incorporated by reference to Annex I of Exhibit 10.3 to the Comcast Cable Communications, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2002).
          4.2 First Amendment to Amended and Restated Five-Year Revolving Credit Agreement dated as of February 7, 2003, among Comcast Cable Communications, LLC, Comcast Corporation, the Lenders party thereto and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 4.7 to the Comcast Corporation Annual Report on Form 10-K for the year ended December 31, 2002).
          4.3 Amended and Restated 364-Day Revolving Credit Agreement effective as of November 18, 2002, amending and restating the 364-Day Revolving Credit Agreement dated as of August 24, 2000, among Comcast Cable Communications, LLC, Comcast Corporation, the Lenders party thereto and Bank of America, N.A., as Administrative Agent. (incorporated by reference to Annex I of Exhibit 10.4 to the Comcast Cable Communications, LLC. Quarterly Report on Form 10-Q for the quarter ended March 31, 2002).
          4.4 First Amendment to Amended and Restated 364-Day Revolving Credit Agreement dated as of February 7, 2003, among Comcast Cable Communications, LLC, Comcast Corporation, the Lenders party to thereto and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit
                    4.9 to the Comcast Corporation Annual Report on Form 10-K for the year ended December 31, 2002).
          4.5 Indenture, dated as of October 17, 1991, between Comcast Holdings Corporation and Bank of Montreal/Harris Trust (successor to Morgan Guaranty Trust Company of New York), as Trustee, relating to Comcast Holdings' 10-5/8% Senior Subordinated Debentures due 2012 (incorporated by reference to Exhibit 2 to our Current Report on Form 8-K filed on October 31, 1991).
          4.6 Form of Debenture relating to Comcast Holdings Corporation's 10-5/8% Senior Subordinated Debentures due 2012 (incorporated by reference to Exhibit 4(17) to our Annual Report on Form 10-K for the year ended December 31, 1992).
          4.7 Senior Indenture dated as of June 15, 1999 between Comcast Holdings Corporation and The Bank of New York (as successor in interest to Bank of Montreal Trust Company), as Trustee (incorporated by reference to Exhibit 4.1 to our registration statement on Form S-3 filed on June 23, 1999).
          4.8 Form of Debenture relating to Comcast Holdings Corporation's Zero Coupon Convertible Debentures due 2020 (incorporated by reference to Exhibit 4.7 to our Annual Report on Form 10- K for the year ended December 31, 2000).
          4.9 Indenture dated as of May 1, 1997, between Comcast Cable Communications, LLC and The Bank of New York (as successor in interest to Bank of Montreal Trust Company), as Trustee, relating to Comcast Cable Communications, LLC's 8-1/8% Notes due 2004, 8-3/8% Notes due 2007, 8-

                    7/8% Notes due 2017,  8-1/2% Notes due 2027, 6.20% Notes due
                    2008,  6.375% Notes due 2006,  6.75% Notes due 2011,  6.875%
                    Notes due 2009 and 7.125% Notes due 2013 (incorporated by reference to Exhibit 4.1(a) to the registration statement on Form S-4 of Comcast Cable Communications, LLC. filed on June 3, 1997).
          4.10 Form of Comcast Cable Communications LLC's 8-1/8% Notes due 2004, 8-3/8% Notes due 2007, 8-7/8% Notes due 2017 and
                    8-1/2%  Notes due 2027,  6.20% Notes due 2008,  6.375% Notes
                    due 2006,  6.75% Notes due 2011,  6.875%  Notes due 2009 and
                    7.125% Notes due 2013 (incorporated by reference to Exhibit 4.1(b) to the registration statement on Form S-4 of Comcast Cable Communications, LLC filed on June 3, 1997).
          4.11 Form of Indenture among Comcast Corporation, Comcast Cable Communications, LLC, Comcast Cable Communications Holdings, Inc., Comcast Cable Holdings, LLC, Comcast MO Group, Inc., and The Bank of New York, as Trustee relating to Comcast Cable Communications Holdings, Inc.'s 8.375% Notes due March 15, 2013 and 9.455% Notes Due November 15, 2022
                    (incorporated by reference to Exhibit 4.18 to the amended registration statement on Form S-4/A of Comcast Corporation filed on September 26, 2002).
          4.12 Form of Indenture among Comcast Corporation, Comcast Cable Communications, LLC, Comcast Cable Communications Holdings, Inc., Comcast Cable Holdings, LLC, Comcast MO Group, Inc., and The Bank of New York, as Trustee relating to Comcast Corporation's 5.85% Notes due 2010 and 6.50% Notes Due 2015 (incorporated by reference to Exhibit 4.5 to the registration statement on Form S-3 of Comcast Corporation filed on December 16, 2002).
          4.13 Form of Subordinated Indenture between Comcast Holdings Corporation and Bankers Trust Company, as Trustee, relating to Comcast Holdings Corporation's 2.0% Exchangeable
                    Subordinated Debentures Due 2029 and 2.0% Exchangeable Subordinated Debentures Due November 2029 (incorporated by reference to Exhibit 4.2 to our registration statement on Form S-3 filed on June 23, 1999).
          4.14 Form of Comcast Holdings Corporation's 2.0% Exchangeable Subordinated Debentures Due 2029 (ZONES I) (incorporated by reference to Exhibit 4 to our Current Report on Form 8-K filed on October 14, 1999).
          4.15 Form of Comcast Holdings Corporation's 2.0% Exchangeable Subordinated Debentures Due November 2029 (ZONES II)
                    (incorporated by reference to Exhibit 4 to our Current Report on Form 8-K filed on November 3, 1999).
          10.1 Amended and Restated Stock Purchase Agreement, dated as of June 30, 2003, among Comcast Corporation, Comcast QVC, Inc., Liberty Media Corporation and QVC, Inc. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on October 1, 2003).
          31 Certifications of Chief Executive Officer and Co-Chief Financial Officers pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
          32 Certifications of Chief Executive Officer and Co-Chief Financial Officers pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

----------
Pursuant to Item 601(4)(iii)(A) of Regulation S-K, the registrant agrees to furnish upon request to the Securities and Exchange Commission other instruments defining the rights of holders of long-term debt.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in Philadelphia, Pennsylvania on March 29, 2004.

                         Comcast Holdings Corporation
                         By:  /s/ Brian L. Roberts
                              --------------------------------------------------
                              Brian L. Roberts
                              President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


        Signature                                Title                                    Date
        ---------                                -----                                    ----

/s/ Brian L. Roberts         President and Chief Executive Officer; Director          March 29, 2004
-----------------------             (Principal Executive Officer)
Brian L. Roberts

/s/ Lawrence S. Smith               Executive Vice President; Director                March 29, 2004
-----------------------              (Co-Principal Financial Officer)
Lawrence S. Smith

/s/ John R. Alchin                Executive Vice President and Treasurer              March 29, 2004
-----------------------              (Co-Principal Financial Officer)
John R. Alchin

/s/ David L. Cohen                  Executive Vice President; Director                March 29, 2004
-----------------------
David L. Cohen

/s/ Arthur R. Block                  Senior Vice President; Director                  March 29, 2004
-----------------------
Arthur R. Block

/s/ Lawrence J. Salva              Senior Vice President and Controller               March 29, 2004
-----------------------               (Principal Accounting Officer)
Lawrence J. Salva


                          INDEPENDENT AUDITORS' REPORT





Board of Directors and Stockholders
Comcast Holdings Corporation
Philadelphia, Pennsylvania

We have audited the consolidated financial statements of Comcast Holdings Corporation and its subsidiaries (the "Company") as of December 31, 2003 and 2002, and for each of the three years in the period ended December 31, 2003, and have issued our report thereon dated March 19, 2004 (which report expresses an unqualified opinion and includes an explanatory paragraph related to the adoption of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, effective January 1, 2001, and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," effective January 1, 2002); such report is included elsewhere in this Form 10-K. Our audits also included the consolidated financial statement schedule of Comcast Holdings Corporation and its subsidiaries, listed in Item 15(b)(i). This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


Deloitte & Touche LLP

Philadelphia, Pennsylvania
March 19, 2004


                  COMCAST HOLDINGS CORPORATION AND SUBSIDIARIES
                 -----------------------------------------------

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                 -----------------------------------------------

                  YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
                  --------------------------------------------

                                  (In millions)
                                  --------------



                                                                Additions
                                                Balance at      Charged to        Deductions        Balance
                                                 Beginning      Costs and            from            at End
                                                  of Year        Expenses        Reserves(A)        of Year
                                                -----------    ------------     --------------    ------------

Allowance for Doubtful Accounts
------------------------------------------

2003......................................         $74             $83                $83             $74

2002......................................          71              79                 76              74

2001......................................          47              57                 33              71






(A) Uncollectible accounts written off.