Form 10-Q
period 2004-03-31
COMCAST HOLDINGS CORP
filed 2004-05-14
CIK 22301

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

(X) Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended:
                                 MARCH 31, 2004
                                       OR
( ) Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from ________ to ________.

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

                           --------------------------

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12-b2 of the Exchange Act). Yes ___ No X

As of March 31, 2004, there were 21,591,115 shares of Class A Common Stock, 916,198,519 shares of Class A Special Common Stock and 9,444,375 shares of Class B Common Stock outstanding.

                           --------------------------

The Registrant meets the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

                                 COMCAST HOLDINGS CORPORATION AND SUBSIDIARIES
                                                   FORM 10-Q
                                          QUARTER ENDED MARCH 31, 2004
                                               TABLE OF CONTENTS

                                                                                                       Page Number
PART I.    FINANCIAL INFORMATION

           ITEM 1.    Financial Statements

                      Condensed Consolidated Balance Sheet as of March 31, 2004
                      and December 31, 2003 (Unaudited)......................................................2

                      Condensed Consolidated Statement of Operations for the Three Months
                      Ended March 31, 2004 and 2003 (Unaudited)..............................................3

                      Condensed Consolidated Statement of Cash Flows for the Three Months
                      Ended March 31, 2004 and 2003 (Unaudited)..............................................4

                      Notes to Condensed Consolidated Financial Statements (Unaudited).......................5

           ITEM 2.    Management's Discussion and Analysis of Financial Condition
                      and Results of Operations.............................................................14

           ITEM 3.    Quantitative and Qualitative Disclosures about Market Risk............................17

           ITEM 4.    Controls and Procedures...............................................................17

PART II.   OTHER INFORMATION

           ITEM 1.    Legal Proceedings.....................................................................17

           ITEM 6.    Exhibits and Reports on Form 8-K......................................................17

           SIGNATURES ......................................................................................18


                                      -----------------------------------





     This Quarterly Report on Form 10-Q is for the three months ended March 31, 2004. This Quarterly Report modifies and supersedes documents filed prior to this Quarterly Report. Information that we file with the SEC in the future will automatically update and supersede information contained in this Quarterly Report. In this Quarterly Report, "Comcast Holdings," "we," "us" and "our" refer to Comcast Holdings Corporation and its subsidiaries, and "Comcast" refers to Comcast Corporation.

     You should carefully review the information contained in this Quarterly Report, and should particularly consider any risk factors that we set forth in this Quarterly Report and in other reports or documents that we file from time to time with the SEC. In this Quarterly Report, we state our beliefs of future events and of our future financial performance. In some cases, you can identify those so-called "forward-looking statements" by words such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," or "continue" or the negative of those words and other comparable words. You should be aware that those statements are only our predictions. In evaluating those statements, you should specifically consider various factors, including the risks outlined below. Actual events or our actual results may differ materially from any of our forward-looking statements.

     Our businesses maybe affected by, among other things:

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

     As more fully described elsewhere in this Quarterly Report and in our Annual Report on Form 10-K for the year ended December 31, 2003, on September 17, 2003, we sold to Liberty Media Corporation our approximate 57% interest in QVC, Inc., which markets a wide variety of products directly to consumers primarily on merchandise-focused television programs. Accordingly, financial information related to QVC is presented as a discontinued operation in our financial statements.

                  COMCAST HOLDINGS CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 2004

PART I.           FINANCIAL INFORMATION
-------           ---------------------

ITEM 1.           FINANCIAL STATEMENTS

                                       CONDENSED CONSOLIDATED BALANCE SHEET
                                                    (Unaudited)

                                                                                 (Dollars in millions, except share data)
                                                                                      March 31,    December 31,
                                                                                        2004             2003
                                                                                     ------------   ---------------
  ASSETS
  CURRENT ASSETS
     Cash and cash equivalents..................................................            $814          $1,509
     Investments................................................................             247             139
     Accounts receivable, less allowance for doubtful accounts of $66 and $74...             402             453
     Other current assets.......................................................             181             179
                                                                                     ------------    ------------
         Total current assets...................................................           1,644           2,280
                                                                                     ------------    ------------
  NOTES RECEIVABLE FROM AFFILIATE...............................................           3,798           3,310
  DUE FROM AFFILIATES, net......................................................           1,648             943
  INVESTMENTS...................................................................           3,251           3,363
  PROPERTY AND EQUIPMENT, net of accumulated depreciation of $4,729 and $4,456..           6,381           6,571
  FRANCHISE RIGHTS..............................................................          16,620          16,620
  GOODWILL......................................................................           5,665           5,663
  OTHER INTANGIBLE ASSETS, net of accumulated amortization of $1,098 and $1,022.           1,412           1,350
  OTHER NONCURRENT ASSETS, net..................................................             272             302
                                                                                     ------------    ------------
                                                                                         $40,691         $40,402
                                                                                     ============    ============

  LIABILITIES AND STOCKHOLDERS' EQUITY
  CURRENT LIABILITIES
     Accounts payable...........................................................            $299            $303
     Accrued expenses and other current liabilities.............................           2,113           2,014
     Deferred income taxes......................................................              12              26
     Current portion of long-term debt..........................................             328             373
                                                                                     ------------    ------------
         Total current liabilities..............................................           2,752           2,716
                                                                                     ------------    ------------
  LONG-TERM DEBT, less current portion..........................................           7,832           7,828
  NOTES PAYABLE TO AFFILIATES...................................................             234              61
  DEFERRED INCOME TAXES.........................................................           8,408           8,288
  OTHER NONCURRENT LIABILITIES..................................................           2,136           2,289
  MINORITY INTEREST.............................................................             319             316
  COMMITMENTS AND CONTINGENCIES (NOTE 7)
  STOCKHOLDERS' EQUITY
     Preferred stock - authorized 20,000,000 shares; issued, zero...............
     Class A common stock, $1.00 par value - authorized,
       200,000,000 shares; issued, 21,591,115 ..................................              22              22
     Class A special common stock, $1.00 par value - authorized,
       2,500,000,000 shares; issued 916,198,519.................................             916             916
     Class B common stock, $1.00 par value - authorized, 50,000,000 shares;
       issued, 9,444,375........................................................               9               9
     Additional capital.........................................................          12,353          12,353
     Retained earnings..........................................................           5,721           5,623
     Accumulated other comprehensive loss.......................................             (11)            (19)
                                                                                     ------------    ------------
         Total stockholders' equity.............................................          19,010          18,904
                                                                                     ------------    ------------
                                                                                         $40,691         $40,402
                                                                                     ============    ============

See notes to condensed consolidated financial statements.

                                  COMCAST HOLDINGS CORPORATION AND SUBSIDIARIES
                                                    FORM 10-Q
                                          QUARTER ENDED MARCH 31, 2004
                                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                                   (Unaudited)

                                                                                      (Dollars in millions)
                                                                                  Three Months Ended March 31,
                                                                                        2004           2003
                                                                                      ---------      ----------
  REVENUES.....................................................................         $2,089          $1,881

  COSTS AND EXPENSES
      Operating (excluding depreciation).......................................            791             720
      Selling, general and administrative......................................            548             479
      Depreciation.............................................................            333             304
      Amortization.............................................................             47              46
                                                                                      ---------      ----------
                                                                                         1,719           1,549
                                                                                      ---------      ----------

  OPERATING INCOME.............................................................            370             332

  OTHER INCOME (EXPENSE)
      Interest expense.........................................................           (158)           (171)
      Interest income (expense) on affiliate notes, net........................             41              (3)
      Investment loss, net.....................................................            (52)            (30)
      Equity in net losses of affiliates.......................................             (8)            (10)
      Other expense............................................................             (5)             (1)
                                                                                      ---------      ----------
                                                                                          (182)           (215)
                                                                                      ---------      ----------

  INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND
      MINORITY INTEREST........................................................            188             117

  INCOME TAX EXPENSE...........................................................            (87)            (48)
                                                                                      ---------      ----------

  INCOME FROM CONTINUING OPERATIONS BEFORE MINORITY INTEREST...................            101              69

  MINORITY INTEREST............................................................             (3)            (12)
                                                                                      ---------      ----------

  INCOME FROM CONTINUING OPERATIONS............................................             98              57

  INCOME FROM DISCONTINUED OPERATIONS, net of tax..............................                             58
                                                                                      ---------      ----------

  NET INCOME...................................................................            $98            $115
                                                                                      =========      ==========

See notes to condensed consolidated financial statements.

                                   COMCAST HOLDINGS CORPORATION AND SUBSIDIARIES
                                                     FORM 10-Q
                                           QUARTER ENDED MARCH 31, 2004
                                  CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                                    (Unaudited)

                                                                                      (Dollars in millions)
                                                                                   Three Months Ended March 31,
                                                                                      2004              2003
                                                                                  -------------     -------------
  OPERATING ACTIVITIES
     Net income...........................................................                 $98              $115
     Income from discontinued operations..................................                                   (58)
                                                                                  -------------     -------------
     Income from continuing operations....................................                  98                57
     Adjustments to reconcile net income from continuing operations to net cash provided by operating activities from continuing operations:
       Depreciation.......................................................                 333               304
       Amortization.......................................................                  47                46
       Non-cash interest expense, net.....................................                  14                 7
       Non-cash interest (income) expense on affiliate notes, net.........                 (41)                3
       Equity in net losses of affiliates.................................                   8                10
       Losses (gains) on investments and other (income) expense, net......                  62                40
       Non-cash contribution expense......................................                  23
       Minority interest..................................................                   3                12
       Deferred income taxes..............................................                  40                39
       Proceeds from sales of trading securities..........................                                    32

       Changes in operating assets and liabilities, net of effects of acquisitions and divestitures
         Change in accounts receivable, net...............................                  51                65
         Change in accounts payable.......................................                  (4)               66
         Change in other operating assets and liabilities.................                 132                57
                                                                                  -------------     -------------


         Net cash provided by operating activities from continuing
            operations ...................................................                 766               738
                                                                                  -------------     -------------

  FINANCING ACTIVITIES
     Proceeds from borrowings.............................................                   4               210
     Retirements and repayments of debt...................................                (269)           (1,014)
     Net transactions with affiliates.....................................                (869)              684
                                                                                  -------------     -------------

         Net cash used in financing activities from continuing operations.              (1,134)             (120)
                                                                                  -------------     -------------

  INVESTING ACTIVITIES
     Proceeds from sales (purchases) of short-term investments, net ......                   6                (8)
     Proceeds from sales of investments...................................                                   115
     Purchases of investments.............................................                 (33)              (11)
     Capital expenditures.................................................                (275)             (341)
     Additions to intangible and other noncurrent assets..................                 (25)              (18)
                                                                                  -------------     -------------

         Net cash used in investing activities from continuing operations.                (327)             (263)
                                                                                  -------------     -------------

  (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS........................                (695)              355

  CASH AND CASH EQUIVALENTS, beginning of period..........................               1,509               400
                                                                                  -------------     -------------

  CASH AND CASH EQUIVALENTS, end of period................................                $814              $755
                                                                                  =============     =============

See notes to condensed consolidated financial statements.

                  COMCAST HOLDINGS CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 2004
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     Basis of Presentation
     We have prepared these unaudited condensed consolidated financial statements based upon Securities and Exchange Commission ("SEC") rules that permit reduced disclosure for interim periods. We are an indirect wholly owned subsidiary of Comcast Corporation ("Comcast"). Our presentation differs from the consolidated financial statements of Comcast by excluding both Comcast's corporate operations and certain cable operations, primarily those acquired from AT&T in November 2002 (the Broadband acquisition). Subsequent to the Broadband acquisition, all of our and Comcast's cable operations are operated as a single integrated cable business unit. Our condensed consolidated financial statements reflect the assets, liabilities, revenues and expenses directly attributable to us, as well as allocations deemed reasonable by management, to present our financial position, results of operations and cash flows on a stand-alone basis. These allocations are further described in Note 9. All significant intercompany accounts and transactions within our financial statements have been eliminated.

     These financial statements include all adjustments that are necessary for a fair presentation of our results of operations and financial condition for the interim periods shown, including normal recurring accruals and other items. The results of operations for the interim periods presented are not necessarily indicative of results for the full year.

     Effective in the first quarter of 2004, we changed the unit of accounting used for testing impairment of our indefinite-lived franchise rights to geographic regions and performed impairment testing of our cable franchise rights. We did not record any impairment charges in connection with this impairment testing.

     For a more complete discussion of our accounting policies and certain other information, refer to the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2003.

     On September 17, 2003, we completed the sale of our approximate 57% interest in QVC, Inc. ("QVC"). Accordingly, QVC has been presented as a discontinued operation pursuant to Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."

     The results of operations of QVC included within income from discontinued operations, net of tax for the three months ended March 31, 2003 are as follows (in millions):

       Revenues..................................................    $1,062
       Income before income taxes and minority interest..........      $172
       Income tax expense........................................       $73

     Reclassifications
     Certain reclassifications have been made to the prior year financial statements to conform to those classifications used in 2004.

2.   RECENT ACCOUNTING PRONOUNCEMENTS

     FIN 46/FIN 46R
     In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). We adopted the provisions of FIN 46 effective January 1, 2002. Since our initial application of FIN 46, the FASB addressed various implementation issues regarding the application of FIN 46 to entities outside its originally interpreted scope, focusing on Special Purpose Entities, or SPEs. In December 2003, the FASB revised FIN 46 ("FIN 46R"), which delayed the required implementation date until March 31, 2004 for entities that are not SPEs. The adoption of FIN 46R did not have a material impact on our financial condition or results of operations.

                  COMCAST HOLDINGS CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 2004
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

     EITF 03-16
     In March 2004, the Emerging Issues Task Force ("EITF") reached a consensus regarding Issue No. 03-16, "Accounting for Investments in Limited Liability Companies" ("EITF 03-16"). EITF 03-16 requires investments in limited liability companies ("LLCs") that have separate ownership accounts for each investor to be accounted for similar to a limited partnership investment under Statement of Position No. 78-9, "Accounting for Investments in Real Estate Ventures." Investors would be required to apply the equity method of accounting to their investments at a much lower ownership threshold than the 20% threshold applied under Accounting Principles Board ("APB") No. 18, "The Equity Method of Accounting for Investments in Common Stock." EITF 03-16 is effective for the first period beginning after June 15, 2004, and will be applied as a change in accounting principle with a cumulative effect reflected in the income statement. We are currently assessing the impact that the adoption of EITF 03-16 will have on our financial condition and results of operations.

3.   INVESTMENTS

                                                                                 March 31,        December 31,
                                                                                   2004               2003
                                                                              ----------------  -----------------
                                                                                        (in millions)
     Fair value method
         Liberty.................................................                      $2,413             $2,644
         Sprint..................................................                         546                349
         Other...................................................                          92                 41
                                                                              ----------------  -----------------
                                                                                        3,051              3,034

     Equity method...............................................                         323                329
     Cost method.................................................                         124                139
                                                                              ----------------  -----------------
         Total investments.......................................                       3,498              3,502

     Less, current investments...................................                         247                139
                                                                              ----------------  -----------------
     Noncurrent investments .....................................                      $3,251             $3,363
                                                                              ================  =================

     Fair Value Method
     We hold unrestricted equity investments, which we account for as available for sale or trading securities, in certain publicly traded companies. The net unrealized pre-tax gains on investments accounted for as available for sale securities as of March 31, 2004 and December 31, 2003 of $46 million and $42 million, respectively, have been reported in our consolidated balance sheet principally as a component of accumulated other comprehensive loss, net of related deferred income taxes of $16 million and $15 million, respectively.

     The cost, fair value and unrealized gains and losses related to our available for sale securities are as follows (in millions):

                                                                                 March 31,       December 31,
                                                                                   2004              2003
                                                                             ----------------- -----------------
     Cost.......................................................                          $82               $44
     Unrealized gains...........................................                           46                43
     Unrealized losses..........................................                                             (1)
                                                                              ----------------  ----------------

     Fair value.................................................                         $128               $86
                                                                              ================  =================

                  COMCAST HOLDINGS CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 2004
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

     Investment Loss, Net
     Investment loss, net for the interim periods includes the following (in millions):

                                                                                   Three Months Ended
                                                                                        March 31,
                                                                                  2004             2003
                                                                             ----------------- -----------------
     Interest and dividend income (expense)............................                  ($6)              $4
     Gains on sales and exchanges of investments, net..................                                    22
     Investment impairment losses......................................                                   (55)
     Mark to market adjustments on trading securities..................                  (17)              (2)
     Mark to market adjustments on derivatives related
          to trading securities........................................                  (41)               3
     Mark to market adjustments on derivatives and hedged items........                   12               (2)
                                                                              ----------------  -----------------

          Investment loss, net.........................................                 ($52)            ($30)
                                                                              ================  =================

4.   LONG-TERM DEBT

     The Cross-Guarantee Structure
     To simplify Comcast's capital structure, Comcast and certain of its cable holding company subsidiaries, including our wholly owned subsidiary Comcast Cable Communications, LLC ("Comcast Cable"), have unconditionally guaranteed each other's debt securities and indebtedness for borrowed money. As of March 31, 2004, $20.642 billion of Comcast's debt securities were entitled to the benefits of the cross-guarantee structure, including $6.697 billion of Comcast Cable's debt securities.

     Comcast Holdings Corporation is not a guarantor, and none of its debt is guaranteed. As of March 31, 2004, $1.199 billion of debt was outstanding at Comcast Holdings Corporation.

     Redemption of Debt
     On March 31, 2004, we redeemed all $250 million principal amount of our 8.875% senior notes due 2007. The redemption was financed with available cash.

     ZONES
     At maturity, holders of our 2.0% Exchangeable Subordinated Debentures due 2029 (the "ZONES") are entitled to receive in cash an amount equal to the higher of the principal amount of the ZONES or the market value of Sprint common stock. Prior to maturity, each ZONES is exchangeable at the holders' option for an amount of cash equal to 95% of the market value of Sprint common stock. As of March 31, 2004, the number of Sprint shares we held exceeded the number of ZONES outstanding.

     We separated the accounting for the ZONES into derivative and debt components. We record the change in the fair value of the derivative component of the ZONES and the change in the carrying value of the debt component of the ZONES as follows (in millions):

                  COMCAST HOLDINGS CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 2004
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

                                                                       ZONES
                                                           ----------------------------
                                                                Three Months Ended
                                                                      March 31,
                                                              2004             2003
                                                           ------------    ------------
            Balance at Beginning of Period:
                Debt component.....................               $515            $491
                Derivative component...............                268             208
                                                           ------------    ------------
                   Total...........................                783             699

            Change in debt component
                to interest expense................                  6               6
            Change in derivative component
                to investment loss, net............                169              (1)

            Balance at End of Period:
                Debt component.....................                521             497
                Derivative component...............                437             207
                                                           ------------    ------------

                   Total...........................               $958            $704
                                                           ============    ============

     Interest Rates
     Excluding the derivative component of the ZONES whose changes in fair value are recorded to investment loss, net, our effective weighted average interest rate was 7.47% and 7.56% as of March 31, 2004 and December 31, 2003, respectively.

     Derivatives
     We use derivative financial instruments to manage our exposure to fluctuations in interest rates and securities prices. We have issued indexed debt instruments and prepaid forward sale agreements whose value, in part, is derived from the market value of certain publicly traded common stock.

     Lines and Letters of Credit
     As of March 31, 2004, we and certain of our subsidiaries had unused lines of credit of $287 million under our respective credit facilities.

     As of March 31, 2004, we and certain of our subsidiaries had unused irrevocable standby letters of credit totaling $13 million to cover potential fundings under various agreements.

5.   STOCKHOLDERS' EQUITY

     Stock-Based Compensation
     We account for stock-based compensation in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations, as permitted by SFAS No. 123, "Accounting for Stock-Based Compensation," ("SFAS No. 123") as amended. Compensation expense for stock options is measured as the excess, if any, of the quoted market price of the stock at the date of the grant over the amount an employee must pay to acquire the stock. We record compensation expense for restricted stock awards based on the quoted market price of the stock at the date of the grant and the vesting period. We record compensation expense for stock appreciation rights based on the changes in quoted market prices of the stock or other determinants of fair value.

     The following table illustrates the effect that applying the fair value recognition provisions of SFAS No. 123 to stock-based compensation would have had on net income. Upon further analysis during 2003, it was determined that the expected option lives for options granted in prior years should have been 7 years rather than the 8 years used

                  COMCAST HOLDINGS CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 2004
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

     previously. The amounts in the table reflect this revision for all periods presented. Total stock-based compensation expense was determined under the fair value method for all awards using the accelerated recognition method as permitted under SFAS No. 123 (dollars in millions, except per share data):

                                                                       Three Months Ended
                                                                            March 31,
                                                                          2004       2003
                                                                      ----------  ----------
            Net income, as reported...............................          $98        $115

            Add:     Total stock-based compensation expense
                     included in net income, as reported above....            2           1

            Deduct:  Total stock-based compensation expense
                     determined under fair value based method
                     for all awards relating to continuing operations,
                     net of related tax effects...................          (18)        (19)

            Deduct:  Total stock-based compensation expense
                     determined under fair value based method for all
                     awards relating to discontinued operations,
                     net of related tax effects...................                       (3)
                                                                      ----------  ----------

            Pro forma, net income.................................          $82         $94
                                                                      ==========  ==========

     The pro forma effect on net income for the interim periods by applying SFAS No. 123 may not be indicative of the effect on net income or loss in future years since SFAS No. 123 does not take into consideration pro forma compensation expense related to awards made prior to January 1, 1995 and also because additional awards in future years are anticipated.

     Comprehensive Income
     Our total comprehensive income for the interim periods was as follows (in millions):

                                                                Three Months Ended
                                                                     March 31,
                                                                 2004       2003
                                                              ---------  ----------
       Net income..........................................         $98        $115
       Unrealized losses on marketable securities..........                     (37)
       Reclassification adjustments for losses
           included in net income..........................           8          22
       Foreign currency translation gains..................                       6
                                                               ---------  ----------
       Comprehensive income................................        $106        $106
                                                               =========  ==========

6.   STATEMENT OF CASH FLOWS - SUPPLEMENTAL INFORMATION

     We made cash payments for interest and income taxes related to continuing operations during the interim periods as follows (in millions):

                  COMCAST HOLDINGS CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 2004
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

                                                                Three Months Ended
                                                                       March 31,
                                                                  2004        2003
                                                               ---------  ----------
       Interest............................................         $95        $106
       Income taxes........................................         $17         $11

     During 2004, we transferred certain assets to Comcast through a non-cash intercompany transaction in the amount of $43 million.

7.   COMMITMENTS AND CONTINGENCIES

     Contingencies

     At Home
     -------

     Litigation has been filed against us as a result of our alleged conduct with respect to our investment in and distribution relationship with At Home Corporation. At Home was a provider of high-speed Internet services that filed for bankruptcy protection in September 2001. Filed actions are:
     (i) class action lawsuits against us, Brian L. Roberts (our President and Chief Executive Officer and a director), AT&T (the former controlling shareholder of At Home and also a former distributor of the At Home service) and other corporate and individual defendants in the Superior Court of San Mateo County, California, alleging breaches of fiduciary duty in connection with transactions agreed to in March 2000 among At Home, AT&T, Cox Communications, Inc. (Cox is also an investor in At Home and a former distributor of the At Home service) and us; (ii) class action lawsuits against Comcast Cable Communications, LLC, AT&T and others in the United States District Court for the Southern District of New York, alleging securities law violations and common law fraud in connection with disclosures made by At Home in 2001; and (iii) a lawsuit brought in the United States District Court for the District of Delaware in the name of At Home by certain At Home bondholders against us, Brian L. Roberts, Cox and others, alleging breaches of fiduciary duty relating to the March 2000 transactions and seeking recovery of alleged short-swing profits of at least $600 million pursuant to Section 16(b) of the Securities Exchange Act of 1934 purported to have arisen in connection with certain transactions relating to At Home stock effected pursuant to the March 2000 agreements. The actions in San Mateo County, California have been stayed by the United States Bankruptcy Court for the Northern District of California, the court in which At Home filed for bankruptcy, as violating the automatic bankruptcy stay. In the Southern District of New York actions, the court ordered the actions consolidated into a single action. All of the defendants served motions to dismiss on February 11, 2003. The court dismissed the common law claims against us and Mr. Roberts, leaving only a claim for "control person" liability under the Securities Exchange Act of 1934. In a subsequent decision, the court limited the remaining claim against us and Mr. Roberts to disclosures that are alleged to have been made by At Home prior to August 28, 2000. The Delaware case has been transferred to the United States District Court for the Southern District of New York, and we have moved to dismiss the Section 16(b) claims.

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

     Other
     -----

     We are subject to other legal proceedings and claims that arise in the ordinary course of our business. In our opinion, the amount of ultimate liability with respect to such actions is not expected to materially affect our financial position, results of operations or liquidity.

                  COMCAST HOLDINGS CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 2004
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

8. FINANCIAL DATA BY BUSINESS SEGMENT

     Our reportable segments consist of our Cable and Content businesses. Beginning in the first quarter of 2004, although they do not meet the quantitative disclosure requirements of SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," we have elected to separately disclose our content businesses as a reportable segment. Our content segment consists of our national networks E! Entertainment, Style Network, The Golf Channel, Outdoor Life Network and G4. As a result of this change, we have presented the comparable 2003 Content segment amounts. In evaluating our segments' profitability, the components of net income (loss) below operating income (loss) before depreciation and amortization are not separately evaluated by our management (in millions).

                                                                                Corporate
                                                                                   and
                                                         Cable (1)   Content    Other (2)    Total
       Three Months Ended March 31, 2004
       ---------------------------------
       Revenues (3)..................................        $1,819       $176         $94     $2,089
       Operating income (loss) before depreciation
       and amortization (4)..........................           739         69         (58)       750
       Depreciation and amortization.................           329         35          16        380
       Operating income (loss).......................           410         34         (74)       370
       Capital expenditures..........................           261          4          10        275

       Three Months Ended March 31, 2003
       ---------------------------------
       Revenues (3)..................................        $1,645       $145         $91     $1,881
       Operating income (loss) before depreciation
       and amortization (4)..........................           675         41         (34)       682
       Depreciation and amortization.................           299         32          19        350
       Operating income (loss).......................           376          9         (53)       332
       Capital expenditures..........................           335          3           3        341

       As of March 31, 2004
       --------------------
       Assets........................................       $35,379     $2,067      $3,245    $40,691

       As of December 31, 2003
       -----------------------
       Assets........................................       $34,952     $2,110      $3,340    $40,402
     ---------------

     (1) Our regional programming networks Comcast SportsNet, Comcast SportsNet Mid-Atlantic, Comcast SportsNet Chicago, Cable Sports Southeast and CN8-The Comcast Network are included in our cable segment.
     (2) Corporate and other includes corporate activities, elimination entries and all other businesses not presented in our cable or content segments. Assets included in this caption consist primarily of our investments (see Note 3).
     (3) Non-US revenues were not significant in any period. No single customer accounted for a significant amount of our revenue in any period.
     (4) Operating income (loss) before depreciation and amortization is defined as operating income before depreciation and amortization, impairment charges, if any, related to fixed and intangible assets and gains or losses from the sale of assets, if any. As such, it eliminates the significant level of non-cash depreciation and amortization expense that results from the capital intensive nature of our businesses and intangible assets recognized in business combinations, and is unaffected by our capital structure or investment activities. Our management and Board of Directors use this measure in evaluating our consolidated operating performance and the operating performance of all of our operating segments. This metric is used to allocate resources and capital to our operating segments and is a significant component of our annual incentive compensation programs. We believe that this measure is also useful to investors as it is one of the bases for comparing our operating performance with other companies in our industries, although our measure may not be directly comparable to similar measures used by other companies. This measure should not be considered as a substitute for operating






                  COMCAST HOLDINGS CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 2004
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

          income (loss), net income (loss), net cash provided by operating activities or other measures of performance or liquidity reported in accordance with generally accepted accounting principles.

9.   RELATED PARTY TRANSACTIONS

     Our content businesses generate a portion of their revenues through the sale of subscriber services under affiliation agreements with cable subsidiaries of Comcast. These amounts, which are included in service revenues in our consolidated statement of operations, totaled $9 million for each of the three months ended March 31, 2004 and 2003. Amounts related to similar affiliation agreements between our content businesses and our wholly owned subsidiaries are eliminated in our consolidated financial statements.

     Comcast has entered into management agreements with our cable subsidiaries. The management agreements generally provide that Comcast supervise the management and operations of the cable systems and arrange for and supervise certain administrative functions. As compensation for such services, the agreements provide for Comcast to charge management fees based on a percentage of gross revenues. These charges, which are included in selling, general and administrative expenses in our consolidated statement of operations, totaled $39 million and $37 million for the three months ended March 31, 2004 and 2003, respectively.

     We reimburse Comcast for certain cable-related costs under a cost sharing agreement. These charges, which are included in selling, general and administrative expenses in our consolidated statement of operations, totaled $53 million and $33 million for the three months ended March 31, 2004 and 2003, respectively.

     We purchase certain other services from Comcast under cost sharing arrangements on terms that reflect Comcast's actual cost. These charges, which are included in selling, general and administrative expenses in our consolidated statement of operations, totaled $48 million and $38 million for the three months ended March 31, 2004 and 2003, respectively.

     Comcast Financial Agency Corporation ("CFAC"), an indirect wholly owned subsidiary of ours, provides cash management services to Comcast and to certain cable subsidiaries of Comcast. Under this arrangement, Comcast's and these subsidiaries' cash receipts are deposited with and held by CFAC, as custodian and agent, which invests and disburses such funds at our direction. Interest income related to this cash was not significant during the 2004 or 2003 interim periods.

     With the exception of cash payments related to interest and income taxes, we consider all of our transactions with Comcast or its affiliates to be financing transactions, which are presented as net transactions with affiliates in our consolidated statement of cash flows. Our significant financing transactions with Comcast and its affiliates are described below.

     As of March 31, 2004 and December 31, 2003, due from affiliates in our consolidated balance sheet primarily consists of amounts due from Comcast and from certain cable subsidiaries of Comcast for advances we made for working capital and capital expenditures in the ordinary course of business.

     As of March 31, 2004 and December 31, 2003, notes receivable from affiliate consists of an aggregate of $3.766 billion and $3.284 billion principal amount, respectively, of notes receivable from Comcast. The notes receivable bear interest at rates ranging from 5.0% to 7.5% and are due between 2012 and 2013. As of March 31, 2004 and December 31, 2003, notes receivable from affiliate includes $32 million and $26 million, respectively, of interest receivable related to the notes.

     As of March 31, 2004 and December 31, 2003, notes payable to affiliates consists of an aggregate of $228 million and $58 million principal amount, respectively, of notes payable to Comcast and certain cable subsidiaries of Comcast. The notes payable bear interest at rates ranging from 5.0% to 7.5% and are due between

                  COMCAST HOLDINGS CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 2004
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONCLUDED
                                   (Unaudited)



     2012 and 2013. As of March 31, 2004 and December 31, 2003, notes payable to affiliates includes $6 million and $3 million, respectively, of interest payable related to the notes.

     QVC, a discontinued operation, has an affiliation agreement with certain cable subsidiaries of Comcast to carry QVC's programming. In return for carrying QVC programming, QVC pays these Comcast subsidiaries an allocated portion, based upon market share, of a percentage of net sales of merchandise sold to QVC customers located in their service areas. These amounts, which are included in income from discontinued operations in our consolidated statement of operations, totaled $4 million during the three months ended March 31, 2003. Amounts related to a similar affiliation agreement between QVC and our wholly owned subsidiaries, which are included in service revenues and income from discontinued operations in our consolidated statement of operations, totaled $6 million during the three months ended March 31, 2003.

                  COMCAST HOLDINGS CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 2004


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     Information for this item is omitted pursuant to SEC General Instruction H to Form 10-Q, except as noted below.

Overview

     We are an indirect wholly owned subsidiary of Comcast Corporation ("Comcast"). We are principally involved in the management and operation of broadband communications networks (our cable segment) and in the management of programming content over cable and satellite television networks (our content segment). During the first quarter of 2004, we received over 87% of our revenue from our cable segment, primarily through monthly subscriptions to our video, high-speed Internet and phone services, as well as from advertising. Subscribers typically pay us monthly, based on rates and related charges that vary according to their chosen level of service and the type of equipment they use. Revenue from our content segment is derived from the sale of advertising time and affiliation agreements with cable and satellite television companies.

     We have historically met our cash needs for operations through our cash flows from operating activities. We have generally financed our acquisitions and capital expenditures through issuances of our common stock, borrowings of long-term debt, sales of investments and from existing cash, cash equivalents and short-term investments.

Business Developments

     There were no significant acquisitions or events since those reported in our December 31, 2003 Annual Report on Form 10-K.

Results of Continuing Operations

     Revenues

     Consolidated revenues for the first quarter of 2004 increased $208 million from the same quarter in 2003. Of this increase, $174 million relates to our cable segment, which is discussed separately below. The remaining increase is primarily the result of our content segment, which achieved combined revenue growth of 21.7% during the first quarter of 2004 compared to the same quarter in 2003. This increase in our content segment was the result of increases in distribution revenues and in advertising revenue.

     Operating, selling, general and administrative expenses

     Consolidated operating, selling, general and administrative expenses for the first quarter of 2004 increased $140 million from the same quarter in 2003. Of this increase, $110 million relates to our cable segment, which is discussed separately below. The remaining increase is primarily the result of increases in corporate expenses.

     Depreciation

     Depreciation expense increased $29 million for the first quarter of 2004 compared to the same quarter in 2003, primarily relating to our cable segment. This increase is principally due to our recent capital expenditures.

     Amortization

     Amortization expense increased $1 million for the first quarter of 2004 compared to the same quarter in 2003, remaining stable primarily due to a reduction in acquisition activity.

                  COMCAST HOLDINGS CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 2004


Cable Segment Operating Results

     The following table presents our cable segment operating results (dollars in millions):

                                                                    Three Months Ended
                                                                         March 31,                Increase
                                                                     2004        2003           $           %
                                                                   ----------  ----------   ----------  ----------
  Video.......................................................        $1,300      $1,230          $70         5.7%
  High-speed Internet.........................................           287         204           83        40.7
  Advertising sales...........................................           105          92           13        14.1
  Other.......................................................            71          68            3         4.4
  Franchise fees..............................................            56          51            5         9.8
                                                                   ----------  ----------   ----------  ----------
       Revenues................................................        1,819       1,645          174        10.6
  Operating, selling, general and administrative expenses......        1,080         970          110        11.3
                                                                   ----------  ----------   ----------  ----------
  Operating income before depreciation
       and amortization (a)....................................         $739        $675          $64         9.5%
                                                                   ==========  ==========   ==========  ==========
---------------

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

     Revenues

     Video revenue consists of our basic, expanded basic, premium, pay-per-view, equipment and digital cable services. The increase in video revenue for the interim period from 2003 to 2004 is primarily due to the effects of rate increases in our traditional video service and growth in digital subscribers. From March 31, 2003 to March 31, 2004, we added approximately 432,000 digital subscribers, or an 18.6% increase in digital subscribers. We expect continued growth in our video services revenue.

     The increase in high-speed Internet revenue for the interim period from 2003 to 2004 is primarily due to the addition of approximately 651,000 high-speed Internet subscribers from March 31, 2003 to March 31, 2004, or a 37.9% increase in high-speed Internet subscribers. We expect continued high-speed Internet revenue growth as overall demand for our services continues to increase.

     The increase in advertising sales revenue for the interim period from 2003 to 2004 is primarily due to the effects of growth in regional/national advertising as a result of the continuing success of our regional interconnects and a stronger local advertising market.

     Other revenue includes installation revenues, guide revenues, commissions from electronic retailing, revenue from our regional programming networks, commercial data revenue, revenue from other product offerings and phone revenues.

     The increase in franchise fees collected from our cable subscribers for the interim period from 2003 to 2004 is primarily attributable to the increase in our revenues upon which the fees apply.

                  COMCAST HOLDINGS CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 2004

Expenses

     Total operating, selling, general and administrative expenses increased for the interim period from 2003 to 2004 primarily as a result of increases in the costs of cable programming, increases in labor and other volume related expenses associated with the growth in our high-speed Internet and digital cable services and an increase in management fees.

                      ------------------------------------

Consolidated Income (Expense) Items

     Interest Expense

     The change in interest expense for the interim period from 2003 to 2004 is due to our decreased amount of debt outstanding as a result of our debt reduction during 2003.

     Interest Income (Expense) on Affiliate Notes, Net

     The change in interest income (expense) on affiliate notes, net for the interim period from 2003 to 2004 is due to an increase in our notes receivable from affiliate during 2003.


     Investment Loss, Net

     Investment loss, net for the interim periods includes the following (in millions):

                                                                    Three Months Ended
                                                                         March 31,
                                                                     2004        2003
                                                                 ----------  ----------
Interest and dividend income (expense)........................         ($6)         $4
Gains on sales and exchanges of investments, net..............                      22
Investment impairment losses..................................                     (55)
Mark to market adjustments on trading securities..............         (17)         (2)
Mark to market adjustments on derivatives
     related to trading securities............................         (41)          3
Mark to market adjustments on derivatives and hedged items....          12          (2)
                                                                 ----------  ----------

     Investment loss, net....................................         ($52)       ($30)
                                                                 ==========  ==========

     We have entered into derivative financial instruments that we account for at fair value and which economically hedge the market price fluctuations in the common stock of certain of our investments accounted for as trading securities. Investment loss, net includes the fair value adjustments related to our trading securities and derivative financial instruments. The change in the fair value of our investments accounted for as trading securities, with the exception in 2004 of the mark to market adjustment on approximately 116 million shares of our Liberty common shares discussed below, was substantially offset by the changes in the fair value of the related derivatives.

     We are exposed to changes in the fair value of approximately 116 million shares of Liberty common stock we hold and account for as a trading security as we have not entered into a corresponding derivative to hedge this market exposure. Accordingly, our investment income (loss) is affected by fluctuations in the fair value of the Liberty common stock. Investment loss, net for the first quarter of 2004 includes a loss of $110 million related to this financial instrument.

     Income Tax Expense

     The change in income tax expense for the interim period from 2003 to 2004 is primarily the result of the effects of changes in our income before taxes and minority interest.

     Minority Interest

     The change in minority interest for the interim period from 2003 to 2004 is attributable to the effects of changes in the net income or loss of our less than wholly owned consolidated subsidiaries.

     We believe that our operations are not materially affected by inflation.

                  COMCAST HOLDINGS CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 2004


ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

       There have been no significant changes to the information required under this Item from what was disclosed in our 2003 Form 10-K.

ITEM 4.       CONTROLS AND PROCEDURES

       Our chief executive officer and our co-chief financial officers, after evaluating the effectiveness of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) as of the end of the period covered by this report, have concluded, based on the evaluation of these controls and procedures required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15, that our disclosure controls and procedures were adequate and designed to ensure that material information relating to us and our consolidated subsidiaries would be made known to them by others within those entities.

       Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.    OTHER INFORMATION
-------     -----------------

ITEM 1.       LEGAL PROCEEDINGS

       Refer to Note 7 to our condensed financial statements included in Item 1 of this Quarterly Report on Form 10-Q for a discussion of recent developments related to our legal proceedings.

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


                                     COMCAST HOLDINGS CORPORATION
                                     ----------------------------------



                                     /S/ LAWRENCE J. SALVA
                                     ----------------------------------
                                     Lawrence J. Salva
                                     Senior Vice President and Controller
                                     (Principal Accounting Officer)


  Date: May 14, 2004