Form 10-Q
period 2004-06-30
COMCAST HOLDINGS CORP
filed 2004-08-11
CIK 22301

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

(X) Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended:
                                  JUNE 30, 2004
                                       OR
( ) Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from ________ to
        ________.

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

                 1500 Market Street, Philadelphia, PA 19102-2148
-------------------------------------------------------------------------------
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

As of June 30, 2004, there were 21,591,115 shares of Class A Common Stock, 916,198,519 shares of Class A Special Common Stock and 9,444,375 shares of Class B Common Stock outstanding.
                           __________________________

The Registrant meets the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

                                   COMCAST HOLDINGS CORPORATION AND SUBSIDIARIES
                                                     FORM 10-Q
                                            QUARTER ENDED JUNE 30, 2004
                                                 TABLE OF CONTENTS
                                                                                                       Page Number
PART I.    FINANCIAL INFORMATION
           ITEM 1.    Financial Statements

                      Condensed Consolidated Balance Sheet as of June 30, 2004
                      and December 31, 2003 (Unaudited)......................................................2

                      Condensed Consolidated Statement of Operations for the Three and Six Months
                      Ended June 30, 2004 and 2003 (Unaudited)...............................................3

                      Condensed Consolidated Statement of Cash Flows for the Six Months
                      Ended June 30, 2004 and 2003 (Unaudited)...............................................4

                      Notes to Condensed Consolidated Financial Statements (Unaudited).......................5

           ITEM 2.    Management's Discussion and Analysis of Financial Condition
                      and Results of Operations.............................................................15

           ITEM 3.    Quantitative and Qualitative Disclosures about Market Risk............................19

           ITEM 4.    Controls and Procedures...............................................................19

PART II.   OTHER INFORMATION

           ITEM 1.    Legal Proceedings.....................................................................19

           ITEM 6.    Exhibits and Reports on Form 8-K......................................................19

           SIGNATURES ......................................................................................20

                                        ___________________________________



     This Quarterly Report on Form 10-Q is for the three and six months ended June 30, 2004. This Quarterly Report modifies and supersedes documents filed prior to this Quarterly Report. Information that we file with the SEC in the future will automatically update and supersede information contained in this Quarterly Report. In this Quarterly Report, "Comcast Holdings," "we," "us" and "our" refer to Comcast Holdings Corporation and its subsidiaries, and "Comcast" refers to Comcast Corporation.

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

                  COMCAST HOLDINGS CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 2004

PART I.           FINANCIAL INFORMATION
-------           ---------------------
ITEM 1.           FINANCIAL STATEMENTS

                                        CONDENSED CONSOLIDATED BALANCE SHEET
                                                     (Unaudited)

                                                                                 (Dollars in millions, except share data)
                                                                                       June 30,      December 31,
                                                                                         2004            2003
                                                                                     ------------    ------------
  ASSETS
  ------
  CURRENT ASSETS
     Cash and cash equivalents..................................................            $578          $1,509
     Investments................................................................             181             139
     Accounts receivable, less allowance for doubtful accounts of $71 and $74...             466             453
     Other current assets.......................................................             183             179
                                                                                     ------------    ------------
         Total current assets...................................................           1,408           2,280
                                                                                     ------------    ------------
  NOTES RECEIVABLE FROM AFFILIATES..............................................           4,143           3,310
  DUE FROM AFFILIATES, net......................................................           1,530             943
  INVESTMENTS...................................................................           3,228           3,363
  PROPERTY AND EQUIPMENT, net of accumulated depreciation of $4,940 and $4,456..           6,450           6,571
  FRANCHISE RIGHTS..............................................................          16,625          16,620
  GOODWILL......................................................................           5,667           5,663
  OTHER INTANGIBLE ASSETS, net of accumulated amortization of $1,180 and $1,022.           1,723           1,350
  OTHER NONCURRENT ASSETS, net..................................................             269             302
                                                                                     ------------    ------------
                                                                                         $41,043         $40,402
                                                                                     ============    ============

  LIABILITIES AND STOCKHOLDERS' EQUITY
  ------------------------------------
  CURRENT LIABILITIES
     Accounts payable...........................................................            $281            $303
     Accrued expenses and other current liabilities.............................           1,895           2,014
     Deferred income taxes......................................................               7              26
     Current portion of long-term debt..........................................              27             373
                                                                                     ------------    ------------
         Total current liabilities..............................................           2,210           2,716
                                                                                     ------------    ------------
  LONG-TERM DEBT, less current portion..........................................           7,534           7,828
  NOTES PAYABLE TO AFFILIATES...................................................             641              61
  DEFERRED INCOME TAXES.........................................................           8,657           8,288
  OTHER NONCURRENT LIABILITIES..................................................           2,262           2,289
  MINORITY INTEREST.............................................................             405             316
  COMMITMENTS AND CONTINGENCIES (NOTE 8)
  STOCKHOLDERS' EQUITY
     Preferred stock - authorized, 20,000,000 shares; issued, zero..............
     Class A common stock, $1.00 par value - authorized,
       200,000,000 shares; issued, 21,591,115 ..................................              22              22
     Class A special common stock, $1.00 par value - authorized,
       2,500,000,000 shares; issued, 916,198,519................................             916             916
     Class B common stock, $1.00 par value - authorized, 50,000,000 shares;
       issued, 9,444,375........................................................               9               9
     Additional capital.........................................................          12,357          12,353
     Retained earnings..........................................................           6,035           5,623
     Accumulated other comprehensive loss.......................................              (5)            (19)
                                                                                     ------------    ------------
         Total stockholders' equity.............................................          19,334          18,904
                                                                                     ------------    ------------
                                                                                         $41,043         $40,402
                                                                                     ============    ============

See notes to condensed consolidated financial statements.

                                   COMCAST HOLDINGS CORPORATION AND SUBSIDIARIES
                                                     FORM 10-Q
                                            QUARTER ENDED JUNE 30, 2004
                                  CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                                    (Unaudited)

                                                                                       (Dollars in millions)
                                                                              Three Months Ended      Six Months Ended
                                                                                   June 30,                June 30,
                                                                               2004        2003       2004       2003
                                                                            ----------- ----------- ---------- ----------
REVENUES...................................................................     $2,148      $1,932     $4,237     $3,813

COSTS AND EXPENSES
    Operating (excluding depreciation).....................................        709         664      1,500      1,384
    Selling, general and administrative....................................        553         500      1,101        979
    Depreciation...........................................................        302         329        635        633
    Amortization...........................................................         43          43         90         89
                                                                            ----------- ----------- ---------- ----------
                                                                                 1,607       1,536      3,326      3,085
                                                                            ----------- ----------- ---------- ----------

OPERATING INCOME...........................................................        541         396        911        728

OTHER INCOME (EXPENSE)
    Interest expense.......................................................       (147)       (168)      (305)      (339)
    Interest income on affiliate notes, net................................         41          14         82         11
    Investment income (loss), net..........................................        146          (1)        94        (31)
    Equity in net losses of affiliates.....................................        (11)        (20)       (19)       (30)
    Other income...........................................................         10           3          5          2
                                                                            ----------- ----------- ---------- ----------
                                                                                    39        (172)      (143)      (387)
                                                                            ----------- ----------- ---------- ----------

INCOME FROM CONTINUING OPERATIONS BEFORE
    INCOME TAXES AND MINORITY INTEREST.....................................        580         224        768        341

INCOME TAX EXPENSE.........................................................       (250)        (84)      (337)      (132)
                                                                            ----------- ----------- ---------- ----------

INCOME FROM CONTINUING OPERATIONS BEFORE
    MINORITY INTEREST......................................................        330         140        431        209

MINORITY INTEREST..........................................................        (16)         (8)       (19)       (20)
                                                                            ----------- ----------- ---------- ----------

INCOME FROM CONTINUING OPERATIONS..........................................        314         132        412        189

INCOME FROM DISCONTINUED OPERATIONS, net of tax                                                 71                   129
                                                                            ----------- ----------- ---------- ----------

NET INCOME ................................................................       $314        $203       $412       $318
                                                                            =========== =========== ========== ==========


See notes to condensed consolidated financial statements.

                                   COMCAST HOLDINGS CORPORATION AND SUBSIDIARIES
                                                     FORM 10-Q
                                            QUARTER ENDED JUNE 30, 2004
                                  CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                                    (Unaudited)

                                                                                  (Dollars in millions)
                                                                                Six Months Ended June 30,
                                                                                  2004             2003
                                                                              -------------    -------------
OPERATING ACTIVITIES
   Net income...............................................................          $412             $318
   Income from discontinued operations......................................                           (129)
                                                                              -------------    -------------
   Income from continuing operations........................................           412              189

   Adjustments to reconcile  net income from  continuing  operations to net cash provided by operating activities from continuing operations:
     Depreciation...........................................................           635              633
     Amortization...........................................................            90               89
     Non-cash interest expense, net.........................................            23                5
     Non-cash interest (income) expense on affiliate notes, net.............           (82)             (11)
     Equity in net losses of affiliates.....................................            19               30
     Losses (gains) on investments and other (income) expense, net..........           (70)              32
     Non-cash contribution expense..........................................            23
     Minority interest......................................................            19               20
     Deferred income taxes..................................................           264              123
     Proceeds from sales of trading securities..............................                             85

     Changes in operating assets and liabilities, net of effects of acquisitions and divestitures
       Change in accounts receivable, net...................................            (3)              18
       Change in accounts payable...........................................           (22)            (158)
       Change in other operating assets and liabilities.....................             5              168
                                                                              -------------    -------------


       Net cash provided by operating activities from continuing operations.         1,313            1,223
                                                                              -------------    -------------

FINANCING ACTIVITIES
   Proceeds from borrowings.................................................             4              710
   Retirements and repayments of debt.......................................          (570)          (1,570)
   Net transactions with affiliates.........................................          (704)             631
                                                                              -------------    -------------

       Net cash used in financing activities from continuing operations.....        (1,270)            (229)
                                                                              -------------    -------------

INVESTING ACTIVITIES
   Acquisitions, net of cash acquired.......................................          (304)             (22)
   Proceeds from sales (purchases) of short-term investments, net...........             3               (2)
   Proceeds from sales of investments.......................................            48              212
   Purchases of investments.................................................           (55)             (43)
   Capital expenditures.....................................................          (618)            (695)
   Additions to intangible and other noncurrent assets......................           (48)             (54)
                                                                              -------------    -------------

       Net cash used in investing activities from continuing operations.....          (974)            (604)
                                                                              -------------    -------------

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS............................          (931)             390

CASH AND CASH EQUIVALENTS, beginning of period..............................         1,509              400
                                                                              -------------    -------------

CASH AND CASH EQUIVALENTS, end of period....................................          $578             $790
                                                                              =============    =============


See notes to condensed consolidated financial statements.

                  COMCAST HOLDINGS CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 2004
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     Basis of Presentation
     We have prepared these unaudited condensed consolidated financial statements based upon Securities and Exchange Commission ("SEC") rules that permit reduced disclosure for interim periods. We are an indirect wholly owned subsidiary of Comcast Corporation ("Comcast"). Our presentation differs from the consolidated financial statements of Comcast by excluding both Comcast's corporate operations and certain cable operations, primarily those acquired from AT&T in November 2002 (the "Broadband acquisition"). Subsequent to the Broadband acquisition, all of our and Comcast's cable operations are operated as a single integrated cable business unit. Our condensed consolidated financial statements reflect the assets, liabilities, revenues and expenses directly attributable to us, as well as allocations deemed reasonable by management, to present our financial position, results of operations and cash flows on a stand-alone basis. These allocations are further described in Note 10. All significant intercompany accounts and transactions within our financial statements have been eliminated.

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

     The results of operations of QVC included within income from discontinued operations, net of tax are as follows (in millions):

                                                                   Three Months       Six Months
                                                                      Ended             Ended
                                                                  June 30, 2003      June 30, 2003
                                                                 -----------------  ---------------
       Revenues..................................................         $1,101            $2,163
       Income before income taxes and minority interest..........           $199              $371
       Income tax expense........................................            $64              $137

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

                  COMCAST HOLDINGS CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 2004
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

     entities that are not SPEs. The adoption of FIN 46R did not have a material impact on our financial condition or results of operations.

     EITF 03-16
     In March 2004, the Emerging Issues Task Force ("EITF") reached a consensus regarding Issue No. 03-16, "Accounting for Investments in Limited Liability Companies" ("EITF 03-16"). EITF 03-16 requires investments in limited liability companies ("LLCs") that have separate ownership accounts for each investor to be accounted for similar to a limited partnership investment under Statement of Position No. 78-9, "Accounting for Investments in Real Estate Ventures." Investors would be required to apply the equity method of accounting to their investments at a much lower ownership threshold than the 20% threshold applied under Accounting Principles Board ("APB") No. 18, "The Equity Method of Accounting for Investments in Common Stock." EITF 03-16 is effective for the first period beginning after June 15, 2004. The adoption of EITF 03-16 will not have a material impact on our financial condition or results of operations.

3.   ACQUISITION

     On May 10, 2004, we completed the purchase of TechTV, Inc. ("TechTV") by acquiring all outstanding common and preferred stock of TechTV from Vulcan Programming, Inc. for approximately $300 million in cash, funded with borrowings under a note payable to affiliate. Substantially all of the purchase price has been recorded as an intangible asset pending the completion of a formal valuation. The results of TechTV are not material for pro forma presentation. On May 28, 2004, G4 and TechTV began operating as one network called G4techTV, which is available to approximately 42 million cable and satellite homes nationwide. We have classified G4techTV as part of our content business segment (see Note 9).

4.   INVESTMENTS

                                                                                 June 30,         December 31,
                                                                                   2004               2003
                                                                              ----------------  -----------------
                                                                                        (in millions)
     Fair value method
         Liberty Media Corporation...............................                      $1,981             $2,644
         Liberty Media International.............................                         407
         Sprint..................................................                         515                349
         Other...................................................                          45                 41
                                                                              ----------------  -----------------
                                                                                        2,948              3,034

     Equity method...............................................                         338                329
     Cost method.................................................                         123                139
                                                                              ----------------  -----------------
         Total investments.......................................                       3,409              3,502

     Less, current investments...................................                         181                139
                                                                              ----------------  -----------------
     Noncurrent investments......................................                      $3,228             $3,363
                                                                              ================  =================

     Fair Value Method
     We hold unrestricted equity investments, which we account for as available for sale or trading securities, in certain publicly traded companies. The net unrealized pre-tax gains on investments accounted for as available for sale securities as of June 30, 2004 and December 31, 2003 of $38 million and $42 million, respectively, have been reported in our consolidated balance sheet principally as a component of accumulated other comprehensive loss, net of related deferred income taxes of $13 million and $15 million, respectively.

     On June 7, 2004, we received approximately 11 million shares of Liberty Media International, Inc. ("Liberty International") Series A common stock in connection with the spin-off by Liberty Media Corporation ("Liberty") of

                  COMCAST HOLDINGS CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 2004
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

     Liberty International. In the spin-off, each share of Liberty Series A and Series B common stock received 0.05 shares of the new Liberty International Series A common stock. As of June 30, 2004, we have classified all of the shares of Liberty International Series A common stock that we received as trading securities recorded at fair value within noncurrent investments. Approximately 5 million of these shares collateralize a portion of the ten year prepaid forward sale of Liberty common stock that we entered into in December 2003.

     The cost, fair value and unrealized gains and losses related to our available for sale securities are as follows (in millions):

                                                                                 June 30,        December 31,
                                                                                   2004              2003
                                                                             ----------------- -----------------
     Cost.......................................................                          $32               $44
     Unrealized gains...........................................                           38                43
     Unrealized losses..........................................                                             (1)
                                                                             ----------------- -----------------

     Fair value.................................................                          $70               $86
                                                                             ================= =================

     Investment Income (Loss), Net
     Investment income (loss), net for the interim periods includes the following (in millions):

                                                                      Three Months Ended      Six Months Ended
                                                                           June 30,               June 30,
                                                                       2004        2003       2004       2003
                                                                     ---------   ---------  ---------  ----------
     Interest, dividend and other investment income (expense)......       ($2)         $4        ($8)         $8
     (Losses) gains on sales and exchanges of investments, net.....        (1)          1         (1)         23
     Investment impairment losses..................................        (3)        (14)        (3)        (69)
     Mark to market adjustments on trading securities..............       (38)         71        (55)         69
     Mark to market adjustments on derivatives related
          to trading securities....................................       200         (68)       159         (65)
     Mark to market adjustments on derivatives and hedged items....       (10)          5          2           3
                                                                     ---------   ---------  ---------  ----------

     Investment income (loss), net.................................      $146         ($1)       $94        ($31)
                                                                     =========   =========  =========  ==========

5.   LONG-TERM DEBT

     The Cross-Guarantee Structure
     To simplify Comcast's capital structure, Comcast and certain of its cable holding company subsidiaries, including our wholly owned subsidiary Comcast Cable Communications, LLC ("Comcast Cable"), have unconditionally guaranteed each other's debt securities and indebtedness for borrowed money. As of June 30, 2004, $20.675 billion of Comcast's debt securities were entitled to the benefits of the cross-guarantee structure, including $6.317 billion of Comcast Cable's debt securities.

     Comcast Holdings Corporation is not a guarantor, and none of its debt is guaranteed. As of June 30, 2004, $981 million of debt was outstanding at Comcast Holdings Corporation.

     Repayments of Senior Notes
     On March 31, 2004, we repaid all $250 million principal amount of our 8.875% senior notes due 2007. On May 1, 2004, we repaid all $300 million principal amount of our 8.125% senior notes due 2004. The repayments were both financed with available cash.

                  COMCAST HOLDINGS CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 2004
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

     ZONES
     At maturity, holders of our 2.0% Exchangeable Subordinated Debentures due 2029 (the "ZONES") are entitled to receive in cash an amount equal to the higher of the principal amount of the ZONES or the market value of Sprint common stock. Prior to maturity, each ZONES is exchangeable at the holders' option for an amount of cash equal to 95% of the market value of Sprint common stock. As of June 30, 2004, the number of Sprint shares we held exceeded the number of ZONES outstanding.

     We separated the accounting for the ZONES into derivative and debt components. We record the change in the fair value of the derivative component of the ZONES and the change in the carrying value of the debt component of the ZONES as follows (in millions):

                                                                                ZONES
                                                                       ------------------------
                                                                          Six Months Ended
                                                                              June 30,
                                                                          2004         2003
                                                                       ------------ -----------
            Balance at Beginning of Period:
                Debt component.......................................         $515        $491
                Derivative component.................................          268         208
                                                                       ------------ -----------
                   Total.............................................          783         699

            Change in debt component to interest expense.............           13          12
            Change in derivative component to investment income
                (loss), net..........................................          (56)         65

            Balance at End of Period:
                Debt component.......................................          528         503
                Derivative component.................................          212         273
                                                                       ------------ -----------

                   Total.............................................         $740        $776
                                                                       ============ ===========


     Interest Rates
     Excluding the derivative component of the ZONES whose changes in fair value are recorded to investment income (loss), net, our effective weighted average interest rate was 7.51% and 7.56% as of June 30, 2004 and December 31, 2003, respectively.

     Derivatives
     We use derivative financial instruments to manage our exposure to fluctuations in interest rates and securities prices. We have issued indexed debt instruments and prepaid forward sale agreements whose value, in part, is derived from the market value of certain publicly traded common stock.

     Lines and Letters of Credit
     As of June 30, 2004, we and certain of our subsidiaries had unused lines of credit of $287 million under our respective credit facilities.

     As of June 30, 2004, we and certain of our subsidiaries had unused irrevocable standby letters of credit totaling $13 million to cover potential fundings under various agreements.

                  COMCAST HOLDINGS CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 2004
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

6.   STOCKHOLDERS' EQUITY

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

     The following table illustrates the effect that applying the fair value recognition provisions of SFAS No. 123 to stock-based compensation would have had on net income. Upon further analysis during 2003, it was determined that the expected option lives for options granted in prior years should have been 7 years rather than the 8 years used previously. The amounts in the table reflect this revision for all periods presented. Total stock-based compensation expense was determined under the fair value method for all awards using the accelerated recognition method as permitted under SFAS No. 123 (in millions):

                                                                       Three Months Ended      Six Months Ended
                                                                            June 30,               June 30,
                                                                        2004        2003       2004       2003
                                                                      ----------  ---------- ----------  --------
            Net income, as reported...................................     $314        $203       $412      $318

            Add:Total stock-based compensation expense
                     included in net income, as reported above........        6           1          8         2

            Deduct:  Total stock-based compensation expense
                     determined under fair value based method
                     for all awards relating to continuing
                     operations, net of related tax effects...........      (21)        (22)       (39)      (41)

            Deduct:  Total stock-based compensation expense
                     determined under fair value based method for
                     all awards relating to discontinued operations,
                     net of related tax effects.......................                   (4)                  (7)
                                                                      ----------  ---------- ----------  --------

            Pro forma, net income.....................................     $299        $178       $381      $272
                                                                      ==========  ========== ==========  ========

     The pro forma effect on net income for the interim periods by applying SFAS No. 123 may not be indicative of the effect on net income or loss in future years because additional awards in future years are anticipated.

                  COMCAST HOLDINGS CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 2004
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

     Comprehensive Income
     Our total comprehensive income for the interim periods was as follows (in millions):

                                                                Three Months Ended      Six Months Ended
                                                                     June 30,               June 30,
                                                                 2004       2003        2004       2003
                                                               ---------  ----------  ---------  ----------
       Net income..........................................        $314        $203       $412        $318
       Unrealized losses on marketable securities..........          (1)         (1)        (1)        (38)
       Reclassification adjustments for losses (gains)
           included in net income..........................           7          (1)        15          21
       Foreign currency translation gains..................                       9                     15
                                                               ---------  ----------  ---------  ----------
       Comprehensive income................................        $320        $210       $426        $316
                                                               =========  ==========  =========  ==========

7.   STATEMENT OF CASH FLOWS - SUPPLEMENTAL INFORMATION

     We made cash payments for interest and income taxes during the interim periods as follows (in millions):

                                                                Three Months Ended       Six Months Ended
                                                                     June 30,                June 30,
                                                                 2004       2003         2004         2003
                                                               ---------  ----------  -----------  -----------
       Interest............................................        $194        $226         $289         $331
       Income taxes........................................         $86         $33         $103          $44

     During the three and six month interim periods in 2004, Comcast received a federal income tax refund of approximately $536 million.

     During the six months ended June 30, 2004, property, plant and equipment allocations were made to another Comcast subsidiary through non-cash intercompany transactions in the amount of $107 million. During the six months ended June 30, 2004, we recorded additional liabilities of approximately $32 million relating to a subsidiary of Comcast, a transaction that is considered a non-cash financing activity. This additional liability resulted in a corresponding increase to due from affiliates, net, in our consolidated balance sheet.

     During the three months ended June 30, 2004, in connection with the acquisition of TechTV (see Note 3), we issued shares in G4techTV with a value of approximately $70 million, which is considered a non-cash financing and investing activity.

8.   COMMITMENTS AND CONTINGENCIES

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

                  COMCAST HOLDINGS CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 2004
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

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

                  COMCAST HOLDINGS CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 2004
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

9.   FINANCIAL DATA BY BUSINESS SEGMENT

     Our reportable segments consist of our Cable and Content businesses. Beginning in the first quarter of 2004, although they do not meet the quantitative disclosure requirements of SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," we elected to disclose our content businesses separately as a reportable segment. Our content segment consists of our national networks E! Entertainment, Style Network, The Golf Channel, Outdoor Life Network and G4techTV. As a result of this change, we have presented the comparable 2003 Content segment amounts. In evaluating our segments' profitability, the components of net income (loss) below operating income (loss) before depreciation and amortization are not separately evaluated by our management (amounts in millions).

                                                                                      Corporate
                                                                                         and
                                                          Cable (1)        Content     Other (2)      Total
                                                          ---------        -------     ---------     -------
Three Months Ended June 30, 2004
--------------------------------
Revenues (3)........................................       $1,902            $199          $47       $2,148
Operating income (loss) before depreciation
     and amortization (4)...........................          846              77          (37)         886
Depreciation and amortization.......................          294              39           12          345
Operating income (loss).............................          552              38          (49)         541
Capital expenditures................................          334               6            3          343

Three Months Ended June 30, 2003
--------------------------------
Revenues (3)........................................       $1,716            $159          $57       $1,932
Operating income (loss) before depreciation
     and amortization (4)...........................          738              56          (26)         768
Depreciation and amortization.......................          325              32           15          372
Operating income (loss).............................          413              24          (41)         396
Capital expenditures................................          350               4            2          356

Six Months Ended June 30, 2004
------------------------------
Revenues (3)........................................       $3,721            $375         $141       $4,237
Operating income (loss) before depreciation
     and amortization (4)...........................        1,585             146          (95)       1,636
Depreciation and amortization.......................          623              74           28          725
Operating income (loss).............................          962              72         (123)         911
Capital expenditures................................          595              10           13          618

Six Months Ended June 30, 2003
------------------------------
Revenues (3)........................................       $3,361            $304         $148       $3,813
Operating income (loss) before depreciation
     and amortization (4)...........................        1,413              97          (60)       1,450
Depreciation and amortization.......................          624              64           34          722
Operating income (loss).............................          789              33          (94)         728
Capital expenditures................................          685               7            3          695

As of June 30, 2004
-------------------
Assets..............................................      $35,755          $2,460       $2,828      $41,043

As of December 31, 2003
-----------------------
Assets..............................................      $34,952          $2,110       $3,340      $40,402


                  COMCAST HOLDINGS CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 2004
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)


     _______________

     (1) Our regional programming networks Comcast SportsNet, Comcast SportsNet Mid-Atlantic, Comcast SportsNet Chicago, Cable Sports Southeast and CN8-The Comcast Network are included in our cable segment.
     (2) Corporate and other includes corporate activities, elimination entries and all other businesses not presented in our cable or content segments. Assets included in this caption consist primarily of our investments (see Note 4).
     (3) Non-US revenues were not significant in any period. No single customer accounted for a significant amount of our revenue in any period.
     (4) Operating income (loss) before depreciation and amortization is defined as operating income before depreciation and amortization, impairment charges, if any, related to fixed and intangible assets and gains or losses from the sale of assets, if any. As such, it eliminates the significant level of non-cash depreciation and amortization expense that results from the capital intensive nature of our businesses and intangible assets recognized in business combinations, and is unaffected by our capital structure or investment activities. Our management and Board of Directors use this measure in evaluating our consolidated operating performance and the operating performance of all of our operating segments. This metric is used to allocate resources and capital to our operating segments and is a significant component of our annual incentive compensation programs. We believe that this measure is also useful to investors as it is one of the bases for comparing our operating performance with other companies in our industries, although our measure may not be directly comparable to similar measures used by other companies. This measure should not be considered as a substitute for operating income (loss), net income
         (loss), net cash provided by operating activities or other measures of performance or liquidity reported in accordance with generally accepted accounting principles.

10.  RELATED PARTY TRANSACTIONS

     Our related party transactions for the interim periods presented are as follows (in millions):

                                                                      Three Months Ended      Six Months Ended
                                                                           June 30,               June 30,
                                                                       2004        2003       2004       2003
                                                                     ---------   ---------  ---------  ----------
     Content affiliation agreement revenue.........................       $15          $8        $28         $17
     Comcast management fees.......................................        40          34         79          71
     Comcast cost sharing charges:
          Cable-related costs......................................        52          42        105          82
          Other costs..............................................        49          38         97          76
     Software licensing fees.......................................         3                      3
     Interest income on affiliate notes, net.......................        41          14         82          11

     Our content businesses generate a portion of their revenues through the sale of subscriber services under affiliation agreements with cable subsidiaries of Comcast. These amounts are included in service revenues in our consolidated statement of operations. Amounts related to similar affiliation agreements between our content businesses and our wholly owned subsidiaries are eliminated in our consolidated financial statements.

     Comcast has entered into management agreements with our cable subsidiaries. The management agreements generally provide that Comcast supervise the management and operations of the cable systems and arrange for and supervise certain administrative functions. As compensation for such services, the agreements provide for Comcast to charge management fees based on a percentage of gross revenues. These charges are included in selling, general and administrative expenses in our consolidated statement of operations.

     We reimburse Comcast for certain  cable-related  costs under a cost sharing
     agreement.   These   charges  are   included   in   selling,   general  and
     administrative expenses in our consolidated statement of operations.

                  COMCAST HOLDINGS CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 2004
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONCLUDED
                                   (Unaudited)


     We purchase certain other services from Comcast under cost sharing arrangements on terms that reflect Comcast's actual cost. These charges are included in selling, general and administrative expenses in our consolidated statement of operations.

     Comcast has purchased long-term, non-exclusive patent and software licenses to use on Comcast's and our interactive program guides. Comcast charges us a licensing fee for use of this software. This charge is included in selling, general and administrative expenses in our consolidated statement of operations.

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

     As of June 30, 2004 and December 31, 2003, due from affiliates in our consolidated balance sheet primarily consists of amounts due from Comcast and from certain cable subsidiaries of Comcast for advances we made for working capital and capital expenditures in the ordinary course of business. Also, included within accrued expenses and other current liabilities as of June 30, 2004 and December 31, 2003 is approximately $560 million and $528 million, respectively, related to other Comcast subsidiaries.

     QVC, a discontinued operation, has an affiliation agreement with certain cable subsidiaries of Comcast to carry QVC's programming. In return for carrying QVC programming, QVC pays these Comcast subsidiaries an allocated portion, based upon market share, of a percentage of net sales of merchandise sold to QVC customers located in their service areas. These amounts are not significant and are included in income from discontinued operations in our consolidated statement of operations. Amounts related to a similar affiliation agreement between QVC and our wholly owned subsidiaries are not significant and are included in service revenues and income from discontinued operations in our consolidated statement of operations.

     As of June 30, 2004 and December 31, 2003, notes receivable from affiliates and notes payable to affiliates consist of notes receivable from and notes payable to Comcast and certain cable subsidiaries of Comcast. Our notes receivable and notes payable, whose interest receivable and payable are included in our condensed consolidated balance sheet, have the following characteristics (amounts in millions):

                                                   June 30, 2004                         December 31, 2003
                                       ------------------------------------- ----------------------------------------
                                         Notes Receivable    Notes Payable     Notes Receivable      Notes Payable
                                       ------------------   ---------------- ------------------     -----------------
     Principal balance                        $4,107              $629              $3,284                $58
     Interest receivable (payable)              $36              ($12)                $26                ($3)
     Interest rate range                   5.0% to 7.5%       5.0% to 7.5%       5.0% to 7.5%        5.0% to 7.5%
     Maturity date range                     2009-2014         2012-2014           2012-2013           2012-2013


                  COMCAST HOLDINGS CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 2004


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Information for this item is omitted pursuant to SEC General Instruction H to Form 10-Q, except as noted below.

Overview

     We are an indirect wholly owned subsidiary of Comcast Corporation ("Comcast"). We are principally involved in the management and operation of broadband communications networks (our cable segment) and in the management of programming content over cable and satellite television networks (our content segment). During the six months ended June 30, 2004, we received over 87% of our revenue from our cable segment, primarily through monthly subscriptions to our video, high-speed Internet and phone services, as well as from advertising.
Subscribers typically pay us monthly, based on rates and related charges that vary according to their chosen level of service and the type of equipment they use. Revenue from our content segment is derived from the sale of advertising time and affiliation agreements with cable and satellite television companies.

     We have historically met our cash needs for operations through our cash flows from operating activities. We have generally financed our acquisitions and capital expenditures through issuances of common stock, borrowings of long-term debt, sales of investments and from existing cash, cash equivalents and short-term investments.

Business Developments

     On July 28, 2004, Comcast and Liberty Media Corporation ("Liberty") completed their previously announced agreement in which Liberty redeemed 120.3 million shares of its Series A common stock we held in exchange for 100% of the stock of a Liberty subsidiary that held Liberty's 10% ownership interest in E! Entertainment Television, Inc., its 100% ownership interest in International Channel Networks, all of Liberty's rights, benefits and obligations under a TCI Music contribution agreement, and approximately $545 million of cash (the "Liberty transaction"). The Liberty transaction also removed all litigation pending between Comcast and Liberty regarding the TCI Music contribution agreement, which Comcast assumed as part of its acquisition of Broadband in November 2002.

     Refer to Note 3 to our financial statements included in Item 1 for a discussion of our acquisition.

Results of Continuing Operations

     Revenues

     Consolidated revenues for the three and six month interim periods in 2004 increased $216 million and $424 million, respectively, from the same periods in 2003. Of these increases, $186 million and $360 million relate to our cable segment, which is discussed separately below. The remaining increases are primarily the result of our content segment, which achieved combined revenue growth of 25.3% and 23.4%, respectively, during the three and six month interim periods in 2004 compared to the same periods in 2003. These increases in our content segment were the result of increases in distribution revenue and advertising revenue.

     Operating, selling, general and administrative expenses

     Consolidated operating, selling, general and administrative expenses for the three and six month interim periods in 2004 increased $98 million and $238 million, respectively, from the same periods in 2003. Of these increases, $78 million and $188 million, respectively, relate to our cable segment, which is discussed separately below. The remaining increases for the three month interim period relate primarily to increases in our content divisions' expenses while the remaining increases for the six month interim period relate to increases in both our content divisions' expenses and to corporate expenses.

     Depreciation

     Depreciation expense decreased $27 million and increased $2 million, respectively, for the three and six month interim periods in 2004 compared to the same periods in 2003. The changes are primarily attributable to our cable segment and are principally due to the allocations of property, plant and equipment to other Comcast subsidiaries during the 2004 interim periods.

     Amortization

     Amortization expense remained consistent for the three and six month interim periods in 2004 compared to the same periods in 2003.

                  COMCAST HOLDINGS CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 2004


                                    _________

Cable Segment Operating Results

     The following table presents our cable segment operating results (dollars in millions):

                                                                 Three Months Ended
                                                                      June 30,                Increase
                                                                  2004        2003          $           %
                                                                ----------  ----------  ----------- ----------
Video........................................................      $1,330      $1,257          $73        5.8%
High-speed Internet..........................................         314         229           85       37.1
Advertising sales............................................         129         109           20       18.3
Other........................................................          71          68            3        4.4
Franchise fees...............................................          58          53            5        9.4
                                                                ----------  ----------  ----------- ----------
   Revenues..................................................       1,902       1,716          186       10.8
Operating, selling, general and administrative expenses......       1,056         978           78        8.0
                                                                ----------  ----------  ----------- ----------
Operating income before depreciation and amortization (a)....        $846        $738         $108       14.6%
                                                                ==========  ==========  =========== ==========

                                                                  Six Months Ended
                                                                      June 30,                Increase
                                                                  2004        2003          $           %
                                                                ----------  ----------  ----------- ----------
Video........................................................      $2,630      $2,486         $144        5.8%
High-speed Internet..........................................         601         433          168       38.8
Advertising sales............................................         234         202           32       15.8
Other........................................................         142         136            6        4.4
Franchise fees...............................................         114         104           10        9.6
                                                                ----------  ----------  ----------- ----------
   Revenues..................................................       3,721       3,361          360       10.7
Operating, selling, general and administrative expenses......       2,136       1,948          188        9.7
                                                                ----------  ----------  ----------- ----------
Operating income before depreciation and amortization (a)....      $1,585      $1,413         $172       12.2%
                                                                ==========  ==========  =========== ==========

_______________
(a) Operating income before depreciation and amortization is defined as operating income before depreciation and amortization, impairment charges, if any, related to fixed and intangible assets and gains or losses from the sale of assets, if any. As such, it eliminates the significant level of non-cash depreciation and amortization expense that results from the capital intensive nature of our businesses and intangible assets recognized in business combinations, and is unaffected by our capital structure or investment activities. Our management and Board of Directors use this measure in evaluating our consolidated operating performance and the operating performance of all of our operating segments. This metric is used to allocate resources and capital to our operating segments and is a significant component of our annual incentive compensation programs. We believe that this measure is also useful to investors as it is one of the bases for comparing our operating performance with other companies in our industries, although our measure may not be directly comparable to similar measures used by other companies. Because we use operating income before depreciation and amortization as the measure of our segment profit or loss, we reconcile it to operating income, the most directly comparable financial measure calculated and presented in accordance with Generally Accepted Accounting Principles (GAAP), in the business segment footnote to our financial statements. This measure should not be considered as a substitute for operating income (loss), net income (loss), net cash provided by operating activities or other measures of performance or liquidity reported in accordance with GAAP.

                  COMCAST HOLDINGS CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 2004

     Revenues

     Video revenue consists of our basic, expanded basic, premium, pay-per-view, equipment and digital cable services. The increases in video revenue for the interim periods from 2003 to 2004 are primarily due to the effects of rate increases in our traditional video service and growth in digital subscribers. From June 30, 2003 to June 30, 2004, we added approximately 412,000 digital subscribers, or a 17.0% increase in digital subscribers. We expect continued growth in our video services revenue.

     The increases in high-speed Internet revenue for the interim periods from 2003 to 2004 are primarily due to the addition of approximately 593,000 high-speed Internet subscribers from June 30, 2003 to June 30, 2004, or a 31.5% increase in high-speed Internet subscribers. We expect continued high-speed Internet revenue growth as overall demand for our services continues to increase.

     The increases in advertising sales revenue for the interim periods from 2003 to 2004 are primarily due to the effects of growth in regional/national advertising as a result of the continuing success of our regional interconnects and a stronger local advertising market.

     Other revenue includes installation revenues, guide revenues, commissions from electronic retailing, revenue from our regional programming networks, commercial data revenue, revenue from other product offerings and phone revenues.

     Expenses

     Total operating, selling, general and administrative expenses increased for the interim periods from 2003 to 2004 primarily as a result of increases in the costs of cable programming, increases in labor and other volume related expenses associated with the growth in our high-speed Internet and digital cable services, and increases in charges from cost-sharing arrangements.

Consolidated Income (Expense) Items

     Interest Expense

     The changes in interest expense for the interim periods from 2003 to 2004 are due to our decreased amount of debt outstanding as a result of our debt reduction during 2003.

     Interest Income on Affiliate Notes, Net

     The changes in interest income on affiliate notes, net for the interim periods from 2003 to 2004 are principally due to an increase in our notes receivable from affiliates during 2003 and 2004.

                                  ____________

     Investment Income (Loss), Net

     Investment income (loss), net for the interim periods includes the following (in millions):

                                                                    Three Months Ended      Six Months Ended
                                                                         June 30,               June 30,
                                                                     2004        2003         2004       2003
                                                                   ---------- -----------   ---------  ---------
     Interest, dividend and other investment income (expense)......      ($2)         $4         ($8)        $8
     (Losses) gains on sales and exchanges of investments, net.....       (1)          1          (1)        23
     Investment impairment losses..................................       (3)        (14)         (3)       (69)
     Mark to market adjustments on trading securities..............      (38)         71         (55)        69
     Mark to market adjustments on derivatives
          related to trading securities............................      200         (68)        159        (65)
     Mark to market adjustments on derivatives and hedged items....      (10)          5           2          3
                                                                   ---------- -----------   ---------  ---------

          Investment income (loss), net............................     $146         ($1)        $94       ($31)
                                                                   ========== ===========   =========  =========


                  COMCAST HOLDINGS CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 2004



     We have entered into derivative financial instruments that we account for at fair value and which economically hedge the market price fluctuations in the common stock of certain of our investments accounted for as trading securities. Investment income (loss), net includes the fair value adjustments related to our trading securities and derivative financial instruments. The change in the fair value of our investments accounted for as trading securities was substantially offset by the changes in the fair value of the related derivatives, except for the mark to market adjustments on our investment in Sprint, 116 million shares of Liberty and 6 million shares of Liberty International for the three and six months ended June 30, 2004.

     During the three months ended June 30, 2004, investment income (loss), net includes $224 million of investment income related to the decrease in the fair value of the derivative component of the ZONES debt. This fair value adjustment results principally from the change in the common stock underlying the ZONES debt from the non-dividend paying Sprint PCS tracking stock to the dividend paying Sprint FON common stock as a result of the elimination by Sprint of its tracking stock in April 2004. In the future, we expect that changes in the fair value of the derivative component of the ZONES debt will be substantially offset by changes in the fair value of the Sprint FON common stock we hold and account for as a trading security.

     We are exposed to changes in the fair value of approximately 116 million shares of Liberty common stock through the closing date of the Liberty transaction and we will continue to be exposed to changes in the fair value of approximately 6 million shares of Liberty International common stock we hold and account for as trading securities because we have not entered into a corresponding derivative to hedge either of these market exposures.

     Accordingly, our investment income (loss) is affected by fluctuations in the fair values of the Liberty and Liberty International common stocks. Investment income (loss), net for the three and six month interim periods in 2004 includes losses of $8 million and $118 million, respectively, related to these financial instruments.

     Income Tax Expense

     The changes in income tax expenses for the interim periods from 2003 to 2004 are primarily the result of the effects of the increases in our income from continuing operations before taxes and minority interest.

     Minority Interest

     The changes in minority interest for the interim periods from 2003 to 2004 are attributable to the effects of changes in the net income or loss of our less than wholly owned consolidated subsidiaries.

     We believe that our operations are not materially affected by inflation.

                  COMCAST HOLDINGS CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 2004



ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

       There have been no significant changes to the information required under this Item from what was disclosed in our 2003 Form 10-K.

ITEM 4.       CONTROLS AND PROCEDURES

       Our chief executive officer and our co-chief financial officers, after evaluating the effectiveness of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) as of the end of the period covered by this report, have concluded, based on the evaluation of these controls and procedures required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15, that our disclosure controls and procedures were effective to ensure that material information relating to us and our consolidated subsidiaries would be made known to them by others within those entities.

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

PART II.      OTHER INFORMATION
--------      -----------------
ITEM 1.       LEGAL PROCEEDINGS

       Refer to Note 8 to our condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q for a discussion of recent developments related to our legal proceedings.

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

   (a) Exhibits required to be filed by Item 601 of Regulation S-K:

          31 Certifications of Chief Executive Officer and Co-Chief Financial Officers pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

          32 Certification of Chief Executive Officer and Co-Chief Financial Officers pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

   (b) Reports on Form 8-K:

          None.

                  COMCAST HOLDINGS CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 2004


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      COMCAST HOLDINGS CORPORATION
                                      -----------------------------------------



                                      /S/ LAWRENCE J. SALVA
                                      -----------------------------------------
                                      Lawrence J. Salva
                                      Senior Vice President, Chief Accounting
                                       Officer and Controller
                                      (Principal Accounting Officer)


  Date: August 11, 2004