Form 10-Q
period 2004-09-30
COMCAST HOLDINGS CORP
filed 2004-11-12
CIK 22301

Use these links to rapidly review the document
TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended:
SEPTEMBER 30, 2004
OR
☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from to .

Commission File Number 001-15471

COMCAST HOLDINGS CORPORATION
(Exact name of registrant as specified in its charter)

PENNSYLVANIA (State or other jurisdiction of incorporation or organization)	23-1709202 (I.R.S. Employer Identification No.)

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

Yes ☒        No ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12-b2 of the Exchange Act). Yes ☐    No ☒

        As of September 30, 2004, there were 21,591,115 shares of Class A Common Stock, 916,198,519 shares of Class A Special Common Stock and 9,444,375 shares of Class B Common Stock outstanding.

        The Registrant meets the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

COMCAST HOLDINGS CORPORATION AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2004

        This Quarterly Report on Form 10-Q is for the three and nine months ended September 30, 2004. This Quarterly Report modifies and supersedes documents filed prior to this Quarterly Report. Information that we file with the SEC in the future will automatically update and supersede information contained in this Quarterly Report. In this Quarterly Report, "Comcast Holdings," "we," "us" and "our" refer to Comcast Holdings Corporation and its subsidiaries, and "Comcast" refers to Comcast Corporation.

        You should carefully review the information contained in this Quarterly Report, and should particularly consider any risk factors that we set forth in this Quarterly Report and in other reports or documents that we file from time to time with the SEC. In this Quarterly Report, we state our beliefs of future events and of our future financial performance. In some cases, you can identify those so-called "forward-looking statements" by words such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," or "continue" or the negative of those words and other comparable words. You should be aware that those statements are only our predictions. In evaluating those statements, you should specifically consider various factors, including the risks and uncertainties outlined below and in other reports we file with the SEC. Actual events or our actual results may differ materially from any of our forward-looking statements.

        Among other things, our businesses may be affected by:

  •
  changes in laws and regulations,

  •
  changes in the competitive environment,

  •
  changes in technology,

  •
  industry consolidation and mergers,

  •
  franchise related matters,

  •
  market conditions that may adversely affect the availability of debt and equity financing for working capital, capital expenditures or other purposes,

  •
  demand for the programming content we distribute or the willingness of other video program distributors to carry our content, and

  •
  general economic conditions.

        As more fully described elsewhere in this Quarterly Report and in our Annual Report on Form 10-K for the year ended December 31, 2003, on September 17, 2003, we sold our approximate 57% interest in QVC, Inc., which markets a wide variety of products directly to consumers primarily on merchandise-focused television programs, to Liberty Media Corporation. Accordingly, financial information related to QVC is presented as a discontinued operation in our financial statements.

COMCAST HOLDINGS CORPORATION AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2004

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)

	September 30, 2004	December 31, 2003
	(Dollars in millions, except share data)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$685	$1,509
Investments	81	139
Accounts receivable, less allowance for doubtful accounts of $66 and $74	470	453
Other current assets	209	179

Total current assets	1,445	2,280

NOTES RECEIVABLE FROM AFFILIATES	4,851	3,310
DUE FROM AFFILIATES, net	1,970	943
INVESTMENTS	2,165	3,363
PROPERTY AND EQUIPMENT, net of accumulated depreciation of $5,201 and $4,456	6,485	6,571
FRANCHISE RIGHTS	16,617	16,620
GOODWILL	5,750	5,663
OTHER INTANGIBLE ASSETS, net of accumulated amortization of $1,196 and $1,022	1,881	1,350
OTHER NONCURRENT ASSETS, net	273	302

	$41,437	$40,402

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$376	$303
Accrued expenses and other current liabilities	1,992	2,014
Deferred income taxes	5	26
Current portion of long-term debt	27	373

Total current liabilities	2,400	2,716

LONG-TERM DEBT, less current portion	7,487	7,828
NOTES PAYABLE TO AFFILIATES	648	61
DEFERRED INCOME TAXES	8,321	8,288
OTHER NONCURRENT LIABILITIES	2,637	2,289
MINORITY INTEREST	384	316
COMMITMENTS AND CONTINGENCIES (NOTE 8)
STOCKHOLDERS' EQUITY
Preferred stock—authorized, 20,000,000 shares; issued, zero
Class A common stock, $1.00 par value—authorized, 200,000,000 shares; issued, 21,591,115	22	22
Class A special common stock, $1.00 par value—authorized, 2,500,000,000 shares; issued, 916,198,519	916	916
Class B common stock, $1.00 par value—authorized, 50,000,000 shares; issued, 9,444,375	9	9
Additional capital	12,359	12,353
Retained earnings	6,268	5,623
Accumulated other comprehensive loss	(14)	(19)

Total stockholders' equity	19,560	18,904

	$41,437	$40,402

See notes to condensed consolidated financial statements.

COMCAST HOLDINGS CORPORATION AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2004
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(Dollars in millions)
REVENUES	$2,148	$1,882	$6,385	$5,703
COSTS AND EXPENSES
Operating (excluding depreciation)	767	661	2,267	2,054
Selling, general and administrative	604	491	1,705	1,469
Depreciation	333	330	967	965
Amortization	55	49	146	136

	1,759	1,531	5,085	4,624

OPERATING INCOME	389	351	1,300	1,079
OTHER INCOME (EXPENSE)
Interest expense	(147)	(161)	(452)	(500)
Interest income (expense) on affiliate notes, net	54	(10)	136	2
Investment income (loss), net	96	(166)	190	(198)
Equity in net losses of affiliates	(14)	(15)	(33)	(45)
Other income (expense)	82	(1)	86	1

	71	(353)	(73)	(740)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND MINORITY INTEREST	460	(2)	1,227	339
INCOME TAX (EXPENSE) BENEFIT	(219)	84	(555)	(48)

INCOME FROM CONTINUING OPERATIONS BEFORE MINORITY INTEREST	241	82	672	291
MINORITY INTEREST	(2)	(14)	(21)	(33)

INCOME FROM CONTINUING OPERATIONS	239	68	651	258
INCOME FROM DISCONTINUED OPERATIONS, net of tax		39		168
GAIN ON DISCONTINUED OPERATIONS, net of tax		3,290		3,290

NET INCOME	$239	$3,397	$651	$3,716

See notes to condensed consolidated financial statements.

COMCAST HOLDINGS CORPORATION AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2004
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2004	2003
	(Dollars in millions)
OPERATING ACTIVITIES
Net income	$651	$3,716
Income from discontinued operations		(168)
Gain on discontinued operations		(3,290)

Income from continuing operations	651	258
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities from continuing operations:
Depreciation	967	965
Amortization	146	136
Non-cash interest expense, net	33	22
Non-cash interest (income) expense on affiliate notes, net	(136)	(2)
Equity in net losses of affiliates	33	45
Losses (gains) on investments and other (income) expense, net	(217)	213
Non-cash contribution expense	23
Minority interest	21	33
Deferred income taxes	423	128
Proceeds from sales or exchanges of trading securities	553	85
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures
Change in accounts receivable, net	(4)	32
Change in accounts payable	70	(176)
Change in other operating assets and liabilities	7	327

Net cash provided by operating activities from continuing operations	2,570	2,066

FINANCING ACTIVITIES
Proceeds from borrowings	4	1,260
Retirements and repayments of debt	(573)	(2,293)
Net transactions with affiliates	(1,659)	(1,598)
Other	2

Net cash used in financing activities from continuing operations	(2,226)	(2,631)

INVESTING ACTIVITIES
Acquisitions, net of cash acquired	(296)	(22)
Proceeds from sales (purchases) of short-term investments, net	(6)	4
Proceeds from sales of investments and assets held for sale	197	4,563
Purchases of investments	(62)	(68)
Capital expenditures	(928)	(1,038)
Additions to intangible and other noncurrent assets	(73)	(61)

Net cash (used in) provided by investing activities from continuing operations	(1,168)	3,378

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(824)	2,813
CASH AND CASH EQUIVALENTS, beginning of period	1,509	400

CASH AND CASH EQUIVALENTS, end of period	$685	$3,213

See notes to condensed consolidated financial statements.

COMCAST HOLDINGS CORPORATION AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2004
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

        These financial statements include all adjustments that are necessary for a fair presentation of our financial condition and results of operations for the interim periods shown, including normal recurring accruals and other items. The results of operations for the interim periods presented are not necessarily indicative of results for the full year.

        Effective in the first quarter of 2004, we changed the unit of accounting used for testing impairment of our indefinite-lived franchise rights to geographic regions and performed impairment testing of our cable franchise rights. We did not record any impairment charges in connection with this impairment testing.

        For a more complete discussion of our accounting policies and certain other information, refer to our annual financial statements for the preceding fiscal year as filed with the SEC.

        On September 17, 2003, we completed the sale of our approximate 57% interest in QVC, Inc. Accordingly, QVC has been presented as a discontinued operation pursuant to Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."

        The results of operations of QVC included within income from discontinued operations, net of tax are as follows (in millions):

	Three Months Ended September 30, 2003	Nine Months Ended September 30, 2003
Revenues	$752	$2,915
Income before income taxes and minority interest	$123	$496
Income tax expense	$47	$184

        Both periods presented above include QVC's operations through August 31, 2003, as reported to us by QVC.

  Reclassifications

        Certain reclassifications have been made to the prior year financial statements to conform to those classifications used in 2004.

COMCAST HOLDINGS CORPORATION AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2004
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

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

  EITF 03-16

        In March 2004, the Emerging Issues Task Force ("EITF") reached a consensus regarding Issue No. 03-16, "Accounting for Investments in Limited Liability Companies" ("EITF 03-16"). EITF 03-16 requires investments in limited liability companies ("LLCs") that have separate ownership accounts for each investor to be accounted for similar to a limited partnership investment under Statement of Position No. 78-9, "Accounting for Investments in Real Estate Ventures." Investors are required to apply the equity method of accounting to their investments at a much lower ownership threshold than the 20% threshold applied under Accounting Principles Board ("APB") No. 18, "The Equity Method of Accounting for Investments in Common Stock." EITF 03-16 is effective for the first period beginning after June 15, 2004. We adopted EITF 03-16 on July 1, 2004. The adoption of EITF 03-16 did not have a material impact on our financial condition or results of operations.

3.    ACQUISITIONS AND OTHER SIGNIFICANT EVENTS

  TechTV

        On May 10, 2004, we completed the purchase of TechTV Inc. ("TechTV") by acquiring all outstanding common and preferred stock of TechTV from Vulcan Programming Inc. for approximately $300 million in cash, funded with borrowings under a note payable to affiliate. Substantially all of the purchase price has been recorded as an intangible asset pending the completion of a formal valuation. The results of TechTV are not material for pro forma presentation. On May 28, 2004, G4, our wholly-owned subsidiary, and TechTV began operating as one network called G4techTV, which is available to approximately 44 million cable and satellite homes nationwide. We have classified G4techTV as part of our content business segment (see Note 9).

  Liberty Exchange Agreement

        On July 28, 2004, we exchanged approximately 120 million shares of Liberty Media Corporation ("Liberty") Series A common stock that we held (see Note 4), valued at approximately $1.022 billion based upon the price of Liberty common stock on the closing date of the transaction, with Liberty for 100% of the stock of Liberty's subsidiary, Encore ICCP, Inc. ("Encore"). Encore's assets consisted of cash of approximately $547 million, a 10.4% interest in E! Entertainment Television, Inc. ("E!") and 100% of the International Cable Channels Partnership, Ltd. ("International Channel Networks"). We also received all of Liberty's rights, benefits and obligations under the TCI Music contribution agreement (an agreement between another Comcast cable subsidiary and Liberty), which resulted in the resolution of all pending litigation between Liberty and Comcast regarding the contribution agreement. The Liberty exchange increased our portfolio of programming investments because we now own 60.5% of E! and 100% of International Channel Networks. The exchange was structured as a tax free transaction. We allocated the value of the shares exchanged in the transaction between cash, our additional investment in E!, International

COMCAST HOLDINGS CORPORATION AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2004
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Channel Networks and the resolution of the Comcast litigation related to the contribution agreement. The values of certain assets and liabilities are based on preliminary valuations and are subject to adjustment as the valuation reports and any additional information are obtained. The effects of our acquisition of the additional interest in E! and the acquisition of International Channel Networks have been reflected in our consolidated statement of operations from the date of the transaction. The results of International Channel Networks and the impact of our additional interest in E! are not material for pro forma presentation.

4.    INVESTMENTS

	September 30, 2004	December 31, 2003
	(in millions)
Fair value method
Liberty Media Corporation	$872	$2,644
Liberty Media International	366
Sprint	574	349
Other	43	41

	1,855	3,034
Equity method	260	331
Cost method	131	137

Total investments	2,246	3,502
Less, current investments	81	139

Noncurrent investments	$2,165	$3,363

  Fair Value Method

        We hold unrestricted equity investments, which we account for as available for sale or trading securities, in certain publicly traded companies. The net unrealized pre-tax gains on investments accounted for as available for sale securities as of September 30, 2004, and December 31, 2003, of $10 million and $42 million, respectively, have been reported in our consolidated balance sheet principally as a component of accumulated other comprehensive loss, net of related deferred income taxes of $4 million and $15 million, respectively.

        On June 7, 2004, we received approximately 11 million shares of Liberty Media International, Inc. ("Liberty International") Series A common stock in connection with the spin-off by Liberty of Liberty International. In the spin-off, each share of Liberty Series A and Series B common stock received 0.05 shares of the new Liberty International Series A common stock. We have classified all of the shares of Liberty International Series A common stock that we received as trading securities recorded at fair value within noncurrent investments. Approximately 5 million of these shares collateralize a portion of the ten-year prepaid forward sale of Liberty common stock that we entered into in December 2003.

COMCAST HOLDINGS CORPORATION AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2004
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

        The cost, fair value and unrealized gains and losses related to our available for sale securities are as follows (in millions):

	September 30, 2004	December 31, 2003
Cost	$20	$44
Unrealized gains	10	43
Unrealized losses		(1)

Fair value	$30	$86

  Investment Income (Loss), Net

        Investment income (loss), net for the interim periods includes the following (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Interest, dividend and other investment income (expense)	$(4)	$5	$(12)	$13
Gains on sales and exchanges of investments, net	35		34	23
Investment impairment losses	(7)		(10)	(69)
Mark to market adjustments on trading securities	(59)	(166)	(113)	(98)
Mark to market adjustments on derivatives related to trading securities	139	(1)	297	(66)
Mark to market adjustments on derivatives and hedged items	(8)	(4)	(6)	(1)

Investment income (loss), net	$96	($166)	$190	($198)

  Other Income

        On September 30, 2004, we sold our 20% interest in DHC Ventures, LLC (Discovery Health Channel) to Discovery Communications, Inc. for approximately $149 million in cash and recognized a gain on the sale of approximately $94 million to other income.

5.    LONG-TERM DEBT

  The Cross-Guarantee Structure

        To simplify Comcast's capital structure, Comcast and certain of its cable holding company subsidiaries, including our wholly owned subsidiary Comcast Cable Communications, LLC ("Comcast Cable"), have unconditionally guaranteed each other's debt securities and indebtedness for borrowed money. As of September 30, 2004, $20.588 billion of Comcast's debt securities were entitled to the benefits of the cross-guarantee structure, including $6.350 billion of Comcast Cable's debt securities.

        Comcast Holdings Corporation is not a guarantor, and none of its debt is guaranteed. As of September 30, 2004, $905 million of debt was outstanding at Comcast Holdings Corporation.

  Repayments of Senior Notes

        On March 31, 2004, we repaid all $250 million principal amount of our 8.875% senior notes due 2007. On May 1, 2004, we repaid all $300 million principal amount of our 8.125% senior notes due 2004. These repayments were both financed with available cash.

COMCAST HOLDINGS CORPORATION AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2004
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

  ZONES

        At maturity, holders of our 2.0% Exchangeable Subordinated Debentures due 2029 (the "ZONES") are entitled to receive in cash an amount equal to the higher of the principal amount of the ZONES of $1.807 billion or the market value of Sprint common stock. Prior to maturity, each ZONES is exchangeable at the holders' option for an amount of cash equal to 95% of the market value of Sprint common stock.

        We separated the accounting for the ZONES into derivative and debt components. We record the change in the fair value of the derivative component of the ZONES and the change in the carrying value of the debt component of the ZONES as follows (in millions):

	ZONES
	Nine Months Ended September 30,
	2004	2003
Balance at Beginning of Period:
Debt component	$515	$491
Derivative component	268	208

Total	783	699
Change in debt component to interest expense	19	18
Change in derivative component to investment income (loss), net	(139)	64
Balance at End of Period:
Debt component	534	509
Derivative component	129	272

Total	$663	$781

  Interest Rates

        Excluding the derivative component of the ZONES whose changes in fair value are recorded to investment income (loss), net, our effective weighted average interest rate was 7.48% and 7.56% as of September 30, 2004 and December 31, 2003, respectively.

  Derivatives

        We use derivative financial instruments to manage our exposure to fluctuations in interest rates and securities prices. We have issued indexed debt instruments and prepaid forward sale agreements whose value, in part, is derived from the market value of certain publicly traded common stock.

  Lines and Letters of Credit

        As of September 30, 2004, we and certain of our subsidiaries had unused lines of credit of $287 million under our respective credit facilities.

        As of September 30, 2004, we and certain of our subsidiaries had unused irrevocable standby letters of credit totaling $13 million to cover potential fundings under various agreements.

COMCAST HOLDINGS CORPORATION AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2004
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

        The following table illustrates the effect that applying the fair value recognition provisions of SFAS No. 123 to stock-based compensation would have had on net income. Upon further analysis during 2003, it was determined that the expected option lives for options granted in prior years should have been seven years rather than the eight years used previously. The amounts in the table reflect this revision for all periods presented. Total stock-based compensation expense was determined under the fair value based method for all awards using the accelerated recognition method as permitted under SFAS No. 123 (in millions):

		Three Months Ended September 30,		Nine Months Ended September 30,
		2004	2003	2004	2003
Net income, as reported		$239	$3,397	$651	$3,716
Add:	Total stock-based compensation expense included in net income, as reported above	2	2	10	4
Deduct:	Total stock-based compensation expense determined under fair value based method for all awards relating to continuing operations, net of related tax effects	(20)	(23)	(59)	(64)
Deduct:	Total stock-based compensation expense determined under fair value based method for all awards relating to discontinued operations, net of related tax effects		(5)		(12)

Pro forma, net income		$221	$3,371	$602	$3,644

        The pro forma effect on net income for the interim periods by applying SFAS No. 123 may not be indicative of the effect on net income or loss in future years because additional awards in future years are anticipated.

COMCAST HOLDINGS CORPORATION AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2004
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

  Comprehensive Income

        Our total comprehensive income for the interim periods was as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net income	$239	$3,397	$651	$3,716
Unrealized losses on marketable securities	(1)	(19)	(2)	(44)
Reclassification adjustments for losses (gains) included in net income	(8)	(14)	7	7
Unrealized losses on the effective portion of cash flow hedges		1		1
Foreign currency translation gains		3		5

Comprehensive income	$230	$3,368	$656	$3,685

7.    STATEMENT OF CASH FLOWS—SUPPLEMENTAL INFORMATION

        We made cash payments for interest and income taxes during the interim periods as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Interest	$86	$90	$374	$420
Income taxes	$39	$12	$141	$56

        During the nine months ended September 30, 2004, Comcast received a federal income tax refund of approximately $536 million.

        During the nine months ended September 30, 2004, property, plant and equipment allocations were made with another Comcast subsidiary through non-cash intercompany transactions resulting in net transfers out of $57 million. During the nine months ended September 30, 2004, we recorded additional liabilities of approximately $35 million relating to a subsidiary of Comcast, a transaction that is considered a non-cash financing activity. This additional liability resulted in a corresponding increase to due from affiliates, net, in our consolidated balance sheet.

        During the nine months ended September 30, 2004, in connection with the acquisition of TechTV (see Note 3), we issued shares in G4techTV with a value of approximately $70 million, which is considered a non-cash financing and investing activity.

        During the nine months ended September 30, 2004, in connection with the Liberty Exchange Agreement (see Note 3), we received non-cash consideration of approximately $475 million, which is considered a non-cash investing activity.

COMCAST HOLDINGS CORPORATION AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2004
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

8.    COMMITMENTS AND CONTINGENCIES

  Contingencies

        At Home

        Litigation has been filed against us as a result of our alleged conduct with respect to our investment in and distribution relationship with At Home Corporation. At Home was a provider of high-speed Internet services that filed for bankruptcy protection in September 2001. Filed actions are: (i) class action lawsuits against us, Brian L. Roberts (our President and Chief Executive Officer and a director), AT&T (the former controlling shareholder of At Home and also a former distributor of the At Home service) and other corporate and individual defendants in the Superior Court of San Mateo County, California, alleging breaches of fiduciary duty in connection with transactions agreed to in March 2000 among At Home, AT&T, Cox Communications, Inc. (Cox is also an investor in At Home and a former distributor of the At Home service) and us; (ii) class action lawsuits against Comcast Cable Communications, LLC, AT&T and others in the United States District Court for the Southern District of New York, alleging securities law violations and common law fraud in connection with disclosures made by At Home in 2001; and (iii) a lawsuit brought in the United States District Court for the District of Delaware in the name of At Home by certain At Home bondholders against us, Brian L. Roberts, Cox and others, alleging breaches of fiduciary duty relating to the March 2000 transactions and seeking recovery of alleged short-swing profits of at least $600 million pursuant to Section 16(b) of the Securities Exchange Act of 1934 purported to have arisen in connection with certain transactions relating to At Home stock effected pursuant to the March 2000 agreements. The actions in San Mateo County, California have been stayed by the United States Bankruptcy Court for the Northern District of California, the court in which At Home filed for bankruptcy, as violating the automatic bankruptcy stay. In the Southern District of New York actions, the court ordered the actions consolidated into a single action. All of the defendants served motions to dismiss on February 11, 2003. The court dismissed the common law claims against us and Mr. Roberts, leaving only a claim for "control person" liability under the Securities Exchange Act of 1934. In a subsequent decision, the court limited the remaining claim against us and Mr. Roberts to disclosures that are alleged to have been made by At Home prior to August 28, 2000. The Delaware case has been transferred to the United States District Court for the Southern District of New York, and we have moved to dismiss the Section 16(b) claims. The court dismissed the Section 16(b) claims against us, leaving only the claim for breach of fiduciary duty.

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

9.    FINANCIAL DATA BY BUSINESS SEGMENT

        Our reportable segments consist of our cable and content businesses. Beginning in the first quarter of 2004, we elected to disclose our content businesses separately as a reportable segment even though they do

COMCAST HOLDINGS CORPORATION AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2004
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

not meet the quantitative disclosure requirements of SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." Our content segment consists of our national networks E! Entertainment, Style Network, The Golf Channel, Outdoor Life Network, G4techTV and International Channel Networks. As a result of this change, we have presented the comparable 2003 content segment amounts. In evaluating our segments' profitability, the components of net income (loss) below operating income (loss) before depreciation and amortization are not separately evaluated by our management (amounts in millions).

	Cable(1)	Content	Corporate and Other(2)	Total
Three Months Ended September 30, 2004
Revenues(3)	$1,889	$207	$52	$2,148
Operating income (loss) before depreciation and amortization(4)	777	62	(62)	777
Depreciation and amortization	333	42	13	388
Operating income (loss)	444	20	(75)	389
Capital expenditures	304	4	2	310
Three Months Ended September 30, 2003
Revenues(3)	$1,718	$158	$6	$1,882
Operating income (loss) before depreciation and amortization(4)	742	58	(70)	730
Depreciation and amortization	333	32	14	379
Operating income (loss)	409	26	(84)	351
Capital expenditures	324	3	16	343
Nine Months Ended September 30, 2004
Revenues(3)	$5,609	$582	$194	$6,385
Operating income (loss) before depreciation and amortization (4)	2,362	208	(157)	2,413
Depreciation and amortization	956	116	41	1,113
Operating income (loss)	1,406	92	(198)	1,300
Capital expenditures	899	14	15	928
Nine Months Ended September 30, 2003
Revenues(3)	$5,079	$462	$162	$5,703
Operating income (loss) before depreciation and amortization(4)	2,155	155	(130)	2,180
Depreciation and amortization	957	96	48	1,101
Operating income (loss)	1,198	59	(178)	1,079
Capital expenditures	1,009	10	19	1,038
As of September 30, 2004
Assets	$36,880	$2,549	$2,008	$41,437
As of December 31, 2003
Assets	$34,952	$2,048	$3,402	$40,402

(1)
Our regional programming networks Comcast SportsNet, Comcast SportsNet Mid-Atlantic, Comcast SportsNet Chicago, Cable Sports Southeast and CN8-The Comcast Network are included in our cable segment.

COMCAST HOLDINGS CORPORATION AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2004
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

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

10.    RELATED PARTY TRANSACTIONS

        Our related party transactions for the interim periods presented are as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Content affiliation agreement revenue	$13	$9	$41	$26
Comcast management fees	41	39	120	109
Comcast cost sharing charges:
Cable-related costs	56	47	161	129
Other costs	48	40	145	116
Software licensing fees	2		5
Interest income (expense) on affiliate notes, net	54	(10)	136	2

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

COMCAST HOLDINGS CORPORATION AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2004
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Concluded)

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

        Comcast Financial Agency Corporation ("CFAC"), an indirect wholly owned subsidiary of ours, provides cash management services to certain cable subsidiaries of Comcast. Under this arrangement, Comcast's and these subsidiaries' cash receipts are deposited with and held by CFAC, as custodian and agent, which invests and disburses such funds at our direction. Interest income related to this cash was not significant during the 2004 or 2003 interim periods.

        With the exception of cash payments related to interest and income taxes, we consider all of our transactions with Comcast or its affiliates to be financing transactions, which are presented as net transactions with affiliates in our consolidated statement of cash flows. Our significant financing transactions with Comcast and its affiliates are described below.

        As of September 30, 2004 and December 31, 2003, due from affiliates, net in our consolidated balance sheet primarily consists of amounts due from Comcast and from certain cable subsidiaries of Comcast for advances we made for working capital and capital expenditures in the ordinary course of business. Also, included within accrued expenses and other current liabilities as of September 30, 2004 and December 31, 2003 is approximately $603 million and $568 million, respectively, related to other Comcast subsidiaries.

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

        As of September 30, 2004 and December 31, 2003, notes receivable from affiliates and notes payable to affiliates consist of notes receivable from and notes payable to Comcast and certain cable subsidiaries of Comcast. Our notes receivable and notes payable, whose interest receivable and payable are included in our condensed consolidated balance sheet, have the following characteristics (amounts in millions):

	September 30, 2004		December 31, 2003
	Notes Receivable	Notes Payable	Notes Receivable	Notes Payable
Principal balance	$4,799	$627	$3,284	$58
Interest receivable (payable)	$52	($21)	$26	($3)
Interest rate range	5.0% to 7.5%	5.0% to 7.5%	5.0% to 7.5%	5.0% to 7.5%
Maturity date range	2009-2014	2012-2014	2012-2013	2012-2013

COMCAST HOLDINGS CORPORATION AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2004

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        Information for this item is omitted pursuant to SEC General Instruction H to Form 10-Q, except as noted below.

Overview

        We are an indirect wholly owned subsidiary of Comcast Corporation ("Comcast"). We are principally involved in the management and operation of broadband communications networks (our cable segment) and in the management of programming content over cable and satellite television networks (our content segment). During the nine months ended September 30, 2004, we received over 87% of our revenue from our cable segment, primarily through monthly subscriptions to our video and high-speed Internet services, as well as from advertising. Subscribers typically pay us monthly, based on rates and related charges that vary according to their chosen level of service and the type of equipment they use. Revenue from our content segment is derived from the sale of advertising time and affiliation agreements with cable and satellite television companies.

        We have historically met our cash needs for operations through our cash flows from operating activities. We have generally financed our acquisitions and capital expenditures through issuances of common stock, borrowings of long-term debt, sales of investments and from existing cash, cash equivalents and short-term investments.

Business Developments

        On July 28, 2004, we exchanged approximately 120 million shares of Liberty Media Corporation ("Liberty") Series A common stock that we held, valued at approximately $1.022 billion, with Liberty for 100% of the stock of Liberty's subsidiary, Encore ICCP, Inc. ("Encore"). Encore's assets consisted of cash of $547 million, a 10.4% interest in E! Entertainment Television, Inc. ("E!") and 100% of International Cable Channels Partnership, Ltd. ("International Channel Networks"). We also received all of Liberty's rights, benefits and obligations under the TCI Music contribution agreement, which resulted in the resolution of all litigation pending between Liberty and Comcast regarding the contribution agreement.

        Comcast and Time Warner have agreed to work together to explore submitting a joint proposal to acquire cable assets of Adelphia Communications Corporation, the fifth-largest cable television company in the United States.

        Refer to Note 3 to our financial statements included in Item 1 for a discussion of this transaction.

Results of Continuing Operations

  Revenues

        Consolidated revenues for the three and nine month interim periods in 2004 increased $266 million and $682 million, respectively, from the same periods in 2003. Of these increases, $171 million and $530 million relate to our cable segment, which is discussed separately below. The remaining increases are the result of our content segment, which achieved combined revenue growth of 30.6% and 26.0%, respectively, during the three and nine month interim periods in 2004 compared to the same periods in 2003. These increases in our content segment were the result of increases in distribution revenue and advertising revenue, as well as to our acquisition of TechTV. The remaining increases are the result of our corporate and other segment, which includes the operating results of Comcast-Spectacor.

  Operating, selling, general and administrative expenses

        Consolidated operating, selling, general and administrative expenses for the three and nine month interim periods in 2004 increased $219 million and $449 million, respectively, from the same periods in 2003. Of these increases, $136 million and $323 million, respectively, relate to our cable segment, which is discussed separately below. The remaining increases are the result of growth in our content segment, principally due to

COMCAST HOLDINGS CORPORATION AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2004

our acquisition of TechTV. The remaining increases are the result of our corporate and other segment, which includes the operating results of Comcast-Spectacor.

  Depreciation

        Depreciation expense for the three and nine month interim periods in 2004 is consistent with the amounts reported for the same periods in 2003.

  Amortization

        Amortization expense increased $6 million and $10 million, respectively, for the three and nine month interim periods in 2004 compared to the same periods in 2003. These increases are primarily attributable to amortization associated with intangibles acquired in the TechTV and Liberty exchange transactions.

Cable Segment Operating Results

        The following table presents our cable segment operating results (dollars in millions):

	Three Months Ended September 30,		Increase/(Decrease)
	2004	2003	$	%
Video	$1,316	$1,249	$67	5.4%
High-speed Internet	325	244	81	33.2
Advertising sales	121	102	19	18.6
Other	70	71	(1)	(1.4)
Franchise fees	57	52	5	9.6

Revenues	1,889	1,718	171	10.0
Operating, selling, general and administrative expenses	1,112	976	136	13.9

Operating income before depreciation and amortization(a)	$777	$742	$35	4.7%

	Nine Months Ended September 30,		Increase
	2004	2003	$	%
Video	$3,945	$3,735	$210	5.6%
High-speed Internet	925	677	248	36.6
Advertising sales	355	304	51	16.8
Other	212	206	6	2.9
Franchise fees	172	157	15	9.6

Revenues	5,609	5,079	530	10.4
Operating, selling, general and administrative expenses	3,247	2,924	323	11.0

Operating income before depreciation and amortization(a)	$2,362	$2,155	$207	9.6%

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

COMCAST HOLDINGS CORPORATION AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2004

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

  Revenues

        Video revenue consists of our basic, expanded basic, premium, pay-per-view, equipment and digital cable services. The increases in video revenue for the interim periods from 2003 to 2004 are primarily due to increases in monthly average revenue per subscriber as a result of rate increases in our traditional video service and growth in digital subscribers, reflecting increased consumer demand for new digital features. From September 30, 2003 to September 30, 2004, we added approximately 428,000 digital subscribers, or a 16.8% increase in digital subscribers. We expect continued growth in our video services revenue.

        The increases in high-speed Internet revenue for the interim periods from 2003 to 2004 are primarily due to the addition of approximately 595,000 high-speed Internet subscribers from September 30, 2003 to September 30, 2004, or a 28.7% increase in high-speed Internet subscribers. We expect continued high-speed Internet revenue growth as overall demand for our services continues to increase.

        The increases in advertising sales revenue for the interim periods from 2003 to 2004 are primarily due to the effects of growth in regional/national advertising as a result of the continuing success of our regional interconnects, a stronger local advertising market and an increase in political advertising.

        Other revenue includes installation revenues, guide revenues, commissions from electronic retailing, revenue from our regional programming networks, commercial data revenue, revenue from other product offerings and phone revenues.

  Expenses

        Total operating, selling, general and administrative expenses increased for the interim periods from 2003 to 2004 primarily as a result of higher operating and marketing expenses associated with the growth in our high-speed Internet and digital cable services, and increases in charges from cost-sharing arrangements.

Consolidated Income (Expense) Items

  Interest Expense

        The decreases in interest expense for the interim periods from 2003 to 2004 are due to our decreased amount of debt outstanding as a result of our debt reduction during 2003 and 2004.

  Interest Income (Expense) on Affiliate Notes, Net

        The changes in interest income (expense) on affiliate notes, net for the interim periods from 2003 to 2004 are principally due to an increase in our notes receivable from affiliates during 2003 and 2004.

COMCAST HOLDINGS CORPORATION AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2004

  Investment Income (Loss), Net

        Investment income (loss), net for the interim periods includes the following (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Interest, dividend and other investment income (expense)	$(4)	$5	$(12)	$13
Gains on sales and exchanges of investments, net	35		34	23
Investment impairment losses	(7)		(10)	(69)
Mark to market adjustments on trading securities	(59)	(166)	(113)	(98)
Mark to market adjustments on derivatives related to trading securities	139	(1)	297	(66)
Mark to market adjustments on derivatives and hedged items	(8)	(4)	(6)	(1)

Investment income (loss), net	$96	($166)	$190	($198)

        We have entered into derivative financial instruments that we account for at fair value and which economically hedge the market price fluctuations in the common stock of certain of our investments accounted for as trading securities. Investment income (loss), net includes the fair value adjustments related to our trading securities and derivative financial instruments. The change in the fair value of our investments accounted for as trading securities was substantially offset by the changes in the fair value of the related derivatives, except for the mark to market adjustments on our investment in Sprint and on 6 million shares of Liberty International for the three and nine months ended September 30, 2004, on 116 million shares of Liberty for the three and nine months ended September 30, 2004, until they were exchanged with Liberty on July 28, 2004, and on 218 million shares of Liberty for the three and nine months ended September 30, 2003. See Note 3 to our consolidated financial statements included in Item 1 for further discussion about the Liberty exchange.

        During the three and nine months ended September 30, 2004, investment income (loss), net includes $83 and $139 million, respectively, of investment income related to the decrease in the fair value of the derivative component of the ZONES debt. A portion of the fair value adjustment in the nine month interim period results from the change in the common stock underlying the ZONES debt from the non-dividend paying Sprint PCS tracking stock to the dividend paying Sprint FON common stock as a result of the elimination by Sprint of its tracking stock in April 2004. In the future, we expect that changes in the fair value of the derivative component of the ZONES debt will be partially offset by changes in the fair value of the Sprint FON common stock we hold and account for as a trading security.

        We were exposed to changes in the fair value of 218 million shares and 116 million shares of Liberty common stock during the 2003 and 2004 interim periods (through July 28, 2004), respectively. We will continue to be exposed to changes in the fair value of 6 million shares of Liberty International common stock we hold and account for as trading securities because we have not entered into a corresponding derivative to hedge this market exposure.

        Investment income (loss), net for the three and nine months ended September 30, 2004, includes losses of $80 million and $198 million, respectively, related to these financial instruments compared to losses of $165 million during each of the same periods in 2003.

COMCAST HOLDINGS CORPORATION AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2004

  Other Income

        On September 30, 2004, we sold our 20% interest in DHC Ventures, LLC to Discovery Communications, Inc. for approximately $149 million in cash and recognized a gain on the sale of approximately $94 million to other income.

  Income Tax Expense

        The changes in income tax expense for the interim periods from 2003 to 2004 are primarily the result of the effects of changes in our income (loss) from continuing operations before taxes and minority interest.

  Minority Interest

        The changes in minority interest for the interim periods from 2003 to 2004 are attributable to the effects of changes in the net income or loss of our less than wholly owned consolidated subsidiaries and to the minority interests in certain subsidiaries acquired or formed during 2004.

        We believe that our operations are not materially affected by inflation.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  There have been no significant changes to the information required under this Item from what was disclosed in our 2003 Form 10-K.

ITEM 4.    CONTROLS AND PROCEDURES

  Our chief executive officer and our co-chief financial officers, after evaluating the effectiveness of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) as of the end of the period covered by this report, have concluded, based on the evaluation of these controls and procedures required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15, that our disclosure controls and procedures were effective.

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

COMCAST HOLDINGS CORPORATION AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2004

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMCAST HOLDINGS CORPORATION
/S/ LAWRENCE J. SALVA Lawrence J. Salva Senior Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)

Date: November 12, 2004