Form 10-K
period 2004-12-31
COMCAST HOLDINGS CORP
filed 2005-03-25
CIK 22301

Use these links to rapidly review the document
COMCAST HOLDINGS CORPORATION 2004 FORM 10-K ANNUAL REPORT TABLE OF CONTENTS

FORM 10-K

SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM TO

Commission file number 001-15471

COMCAST HOLDINGS CORPORATION
 (Exact name of registrant as specified in its charter)

PENNSYLVANIA (State or other jurisdiction of incorporation or organization)	23-1709202 (I.R.S. Employer Identification No.)
1500 Market Street, Philadelphia, PA (Address of principal executive offices)	19102-2148 (Zip Code)
Registrant's telephone number, including area code: (215) 665-1700

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
 2.0% Exchangeable Subordinated Debentures due 2029

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
 NONE

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

[Not Applicable]

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes ☐    No ☒

As of the end of its fiscal year, all of the Registrant's voting and non-voting common equity securities were held either directly or indirectly by its affiliate, Comcast Corporation.

As of December 31, 2004, there were 21,591,115 shares of Class A Common Stock, 916,198,519 shares of Class A Special Common Stock and 9,444,375 shares of Class B Common Stock outstanding.

The Registrant meets the conditions set forth in General Instructions I (1)(a) and (b) of Form 10-K and is therefore filing this form with the reduced disclosure format.

DOCUMENTS INCORPORATED BY REFERENCE
 NONE

COMCAST HOLDINGS CORPORATION
2004 FORM 10-K ANNUAL REPORT
TABLE OF CONTENTS

This Annual Report on Form 10-K is for the year ended December 31, 2004. This Annual Report modifies and supersedes documents filed prior to this Annual Report. The SEC allows us to "incorporate by reference" information that we file with them, which means that we can disclose important information to you by referring you directly to those documents. Information incorporated by reference is considered to be part of this Annual Report. In addition, information that we file with the SEC in the future will automatically update and supersede information contained in this Annual Report. In this Annual Report, "Comcast Holdings," "we," "us" and "our" refer to Comcast Holdings Corporation and its subsidiaries, and "Comcast" refers to Comcast Corporation.

You should carefully review the information contained in this Annual Report and particularly consider any risk factors that we set forth in this Annual Report and in other reports or documents that we file from time to time with the SEC. In this Annual Report, we state our beliefs of future events and of our future financial performance. In some cases, you can identify those so-called "forward-looking statements" by words such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," or "continue," or the negative of those words, and other comparable words. You should be aware that those statements are only our predictions. In evaluating those statements, you should specifically consider various factors, including the risks and uncertainties listed in our Risk Factors section beginning on page 13 and in other reports we file with the SEC. Actual events or our actual results may differ materially from any of our forward-looking statements.

PART I

ITEM 1    BUSINESS

We are an indirect, wholly-owned subsidiary of Comcast Corporation, the largest cable operator in the United States. We are a Pennsylvania corporation that was organized in 1969 and we have developed, managed and operated broadband cable networks since 1963. On November 18, 2002, Comcast completed the acquisition of AT&T Corp.'s ("AT&T") broadband business (the "Broadband acquisition"). In connection with the closing of the Broadband acquisition, our shareholders received shares of Comcast Class A common stock, Class A Special common stock and Class B common stock in exchange for shares of our Class A common stock, Class A Special common stock and Class B common stock, respectively, based on an exchange ratio of 1 to 1. Comcast also issued stock options to purchase shares of Comcast common stock in exchange for all of our outstanding stock options, based on an exchange ratio of 1 to 1. As a result of Comcast's acquisition of Broadband, we are now an indirect, wholly-owned subsidiary of Comcast. The entities acquired in the Broadband acquisition are Comcast's subsidiaries but not our subsidiaries.

We are involved in:

  •
  Cable—through the development, management and operation of broadband communications networks, including video, high-speed Internet and phone services, and regional sports and news networks,

  •
  Content—through our consolidated programming investments, including our national cable television networks E! Entertainment Television, Style Network, The Golf Channel, Outdoor Life Network, G4, and International Channel Networks, and

  •
  Other business and programming interests—primarily Comcast-Spectacor, our group of businesses that perform live sporting events and own or manage facilities for sporting events, concerts and other special events.

We have our principal executive offices at 1500 Market Street, Philadelphia, PA 19102-2148. Our telephone number is (215) 665-1700. Comcast also has a Web site at http://www.comcast.com. Copies of the annual, quarterly and current reports we file with the SEC, and any amendments to those reports, are available on Comcast's Web site as well as on the SEC's Web site at http:// www.sec.gov. The information posted on Comcast's Web site is not incorporated into this Annual Report. The public may read and copy any material we file with the SEC at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

FINANCIAL INFORMATION ABOUT BUSINESS SEGMENTS

Refer to Note 12 to our consolidated financial statements included in Item 8 for information about our operations by business segment.

GENERAL DEVELOPMENTS OF OUR BUSINESS

We operate our businesses in an increasingly competitive, highly regulated and technologically complex environment. Comcast is the largest video, broadband high-speed Internet and cable phone service provider in the United States. Our broadband communications networks allow us to provide customers with new and improved products and advanced services in each of our video, high-speed Internet and phone services. We also have expanded our ownership and management of content businesses on a national, regional and local level.

The following paragraphs review the more significant strategic transactions (and potential transactions) since the beginning of 2004:

On May 10, 2004, we completed the acquisition of TechTV Inc. for approximately $300 million in cash. On May 28, 2004, G4 and TechTV began operating as one network that is available to approximately 47 million cable and satellite homes nationwide as of December 31, 2004, providing video and computer game-related programming.

On July 28, 2004, we exchanged approximately 120 million shares of Liberty Media Corporation Series A common stock that we held, valued at approximately $1.022 billion, with Liberty for 100% of the stock of Liberty's subsidiary, Encore ICCP, Inc. Encore's assets consisted of cash of $547 million, a 10.4% interest in E! Entertainment Television and 100% of International Channel Networks, a cultural and heritage-related national cable network that is available to over 10 million cable homes nationwide as of December 31, 2004.

During 2004, Comcast expanded its efforts to acquire and develop technology that will drive product differentiation and new applications and extend its nationwide fiber-optic network including entering into strategic agreements with Gemstar-TV Guide, Microsoft and Level 3 Communications. As a result of these efforts we will have access to technology that will enhance the user interface and functionality of our service offerings, such as our interactive programming guide, Video on Demand ("VOD") and digital video recorder ("DVR") service.

On January 31, 2005, Comcast and Time Warner Inc., submitted a joint proposal to acquire substantially all of the cable assets of Adelphia Communications Corporation, the fifth-largest cable television company in the United States.

DESCRIPTION OF OUR BUSINESSES

Cable

Comcast is currently the largest cable operator in the United States. As of December 31, 2004, our consolidated cable operations, which are part of Comcast, served 8.5 million subscribers, passed 14.8 million homes, and provided digital cable to 3.1 million subscribers and high-speed Internet to 2.8 million subscribers.

Cable Services

We offer a variety of services over our cable networks, including video, high-speed Internet and phone. Over the past several years, we have increased the reliability and capacity of our systems, enabling us to deliver new services, such as digital cable, high-speed Internet and phone. Although our upgrade is substantially complete, we expect to make significant capital expenditures during 2005 associated with the continued growth of these new services.

Video Services

We offer a full range of video services. We tailor both our basic channel lineup and our additional channel offerings to each system according to demographics, programming preferences and local regulation. Subscribers typically pay us on a monthly basis and generally may discontinue services at any time. Monthly subscription rates and related charges vary according to the type of service selected and the type of equipment subscribers use. Our video service offerings include the following:

 Basic and expanded basic.    Our basic cable service typically consists of 10-20 channels of programming. This service generally consists of programming provided by national television networks, local broadcast television stations, locally-originated programming, including governmental and public access, and limited satellite-delivered programming. Our expanded basic cable service includes a group of satellite-delivered or non-broadcast channels, typically consisting of 50-60 channels in addition to the basic channel lineup.

 Premium channel programming.    Our premium channel programming service, which includes cable networks such as Home Box Office, Showtime, Starz and Cinemax, generally offers, without commercial interruption, feature motion pictures, live and taped sporting events, concerts and other special features.

 Pay-per-view programming.    Our pay-per-view service permits our subscribers to order, for a separate fee, individual feature motion pictures and special event programs, such as professional boxing, professional wrestling and concerts on an unedited, commercial-free basis.

 Digital cable.    Subscribers to our digital cable service receive a digital cable set-top box, an interactive program guide, multiple channels of digital programming and music, and "multiplexes" of premium channels that are varied as to time of broadcast or programming content theme.

 Video On Demand (VOD).    Our VOD service allows digital cable subscribers the opportunity to choose from a library of thousands of programs, start the programs at whatever time is convenient, and pause, rewind or fast-forward the programs. A substantial portion of our VOD content is available at no additional charge.

 High-Definition Television (HDTV).    HDTV features improved, high-resolution picture quality, improved audio quality and a wide-screen, theater-like display. Our HDTV service offers a broad selection of high-definition programming of most major broadcast networks, leading cable channels, premium channels and regional sports networks.

 Digital Video Recorder (DVR).    Our DVR service lets digital subscribers select, record and store programs and play them at whatever time is convenient. DVR service also provides the ability to pause and rewind "live" television.

High-Speed Internet Services

We offer high-speed Internet access via our cable modems, providing a service that is constantly connected. This service also includes Comcast's interactive portal, Comcast.net, which provides multiple e-mail addresses, online storage and a variety of value-added features and enhancements designed to take advantage of the speed of the Internet connection we provide.

Phone Services

In very limited areas, we offer traditional circuit-switched local phone service, a full array of associated calling features and third-party long-distance services. We are also beginning to offer a phone service delivered over our broadband communications networks involving voice transmissions using Internet protocol ("Digital Voice").

Advertising

As part of our or Comcast's programming carriage agreements with non-broadcast networks, we often receive an allocation of scheduled advertising time into which we may insert commercials. We sell advertising time to local, regional and national advertisers for insertion on these channels.

We or Comcast also coordinate the advertising sales efforts of other cable operators in certain markets. Utilizing these arrangements and similar arrangements with other companies, we have formed and operate advertising interconnects, which establish a physical, direct link between multiple cable systems and provide for the insertion primarily of regional and national advertising across larger geographic areas.

Regional Sports and News Networks

Our regional sports and news networks provide programming to our cable subscribers. These regional networks include Comcast SportsNet, Comcast SportsNet Mid-Atlantic, Cable Sports Southeast, CN8—The Comcast Network, and, launched in 2004, Comcast SportsNet Chicago. These networks sell advertising time and enter into affiliation agreements with cable and satellite television companies.

Other Revenue Sources

We also generate revenues from installation services, commissions from third-party electronic retailing and from other services, such as providing businesses with Internet connectivity and networked business applications.

Programming

We or Comcast generally acquire a license for the programming we sell to our subscribers by paying a monthly fee to the licensor on a per subscriber, per channel basis. Our programming costs are increased by:

  •
  growth in the number of subscribers,

  •
  expansion of the number of channels provided to subscribers, and

  •
  increases in contract rates from programming suppliers.

We attempt to secure long-term programming contracts with volume discounts and/or marketing support and incentives from programming suppliers. Our programming contracts are generally for a fixed period of time and are subject to negotiated renewal. We expect our programming costs to remain our largest single expense item for the foreseeable future. In recent years, the cable and satellite video industries have experienced a substantial increase in the cost of programming, particularly sports programming. We anticipate our programming expenses will increase in the future, primarily as a result of increased costs to purchase programming and as additional programming is provided to our subscribers. We anticipate that these increases may be mitigated, to some extent, by volume discounts.

Customer and Technical Service

We service our customers through local, regional and national call and technical centers. Generally, our call centers provide 24 hours per day, 7 days per week call answering capability, telemarketing and other services. Our technical services function performs various tasks, including cable installations, transmission and distribution plant maintenance, plant upgrades and activities related to customer service.

Technology Development

Historically, we have relied on third-party hardware and software vendors for many of the technologies needed for the operation of our businesses, the addition of new features to existing services, and the development and commercialization of new service offerings. In recent years, Comcast has begun developing strategically important software and technologies internally and integrating third-party software to our specifications. Comcast has also now arranged for long-term access rights to national fiber-based networks that we actively manage to interconnect our local and regional distribution systems and facilitate the efficient delivery of our broadband services. We expect these efforts to continue and expand in the future. These efforts require greater initial expenditures than would be required if we continued to purchase or license these products and services from third parties.

Sales and Marketing

Our sales efforts are primarily directed toward generating incremental revenues and increasing the number of subscribers we serve. We sell our products and services through direct customer contact through our call centers, door-to-door selling, direct mail advertising, cable television advertising, local media advertising, telemarketing, and retail outlets.

Competition

We operate our businesses in an increasingly competitive environment. Our cable communications systems compete with a number of different companies that offer a broad range of services through increasingly diverse means. In addition, we operate in a technologically complex environment and new technologies may further increase the number of competitors we face for our video, high-speed Internet and phone services, and advertising. We expect advances in communications technology to continue in the future. We are unable to predict what effects, if any, such future developments will have on our business and operations.

Video Services

We compete with a number of different sources that provide news, information and entertainment programming to consumers, including:

  •
  program distributors that use direct broadcast satellite, or DBS, systems that transmit satellite signals containing video programming, data and other information to receiving dishes of varying sizes located on the subscriber's premises,

  •
  local exchange carriers, commonly known as LECs, that are marketing DBS service, and some that are building wireline fiber-optic networks and beginning to provide service in various communities across the United States,

  •
  other wireline communications providers who build and operate wireline communications systems in the same communities that we serve, including those operating as franchised cable operators or under an alternative regulatory scheme known as Open Video Systems, or OVS,

  •
  satellite master antenna television systems, commonly known as SMATVs, that generally serve condominiums, apartment and office complexes, and residential developments,

  •
  local television broadcast stations that provide free over-the-air programming which can be received using an antenna and a television set,

  •
  digital subscription services transmitted over local television broadcast stations that can be received by a special set-top box,

  •
  interactive online computer services, including Internet video streaming and distribution of movies,

  •
  video stores and home video products,

  •
  movie theaters,

  •
  newspapers, magazines and bookstores, and

  •
  live concerts and sporting events.

In recent years, Congress has enacted legislation and the FCC has adopted regulatory policies intended to provide a favorable operating environment for existing competitors and for potential new competitors to our cable systems. The FCC recently adopted rules favoring new investment by LECs in fiber-optic networks capable of distributing video programming and rules allocating and auctioning spectrum for new wireless services that are expected to compete with our video service offerings. In order to compete effectively, we strive to provide, at a reasonable price to subscribers, new products and services, superior technical performance and customer service, and a greater variety of video programming.

 DBS Systems.    According to recent government and industry reports, conventional, medium- and high-power satellites currently provide video programming to over 24 million subscribers in the United States. DBS providers with high-power satellites typically offer to their subscribers more than 300 channels of programming, including programming services substantially similar to those our cable systems provide. Two companies, DIRECTV and EchoStar, provide service to substantially all of these DBS subscribers.

DBS service can be received throughout the continental United States through a small rooftop or side-mounted outside antenna. DBS systems use video compression technology to increase channel capacity and digital technology to improve the quality and quantity of the signals transmitted to their subscribers. Our digital cable service is competitive with the programming, channel capacity and quality of signals delivered to subscribers by DBS systems.

Federal legislation establishes, among other things, a compulsory copyright license that permits DBS systems to retransmit local broadcast television signals to subscribers who reside in the local television station's market. These companies are currently transmitting local broadcast signals in most markets that we currently serve. Additionally, federal law generally provides DBS systems with access to all cable-affiliated video programming services delivered by satellite. As a result, DBS providers are competitive with cable system operators like us because they offer programming that closely resembles what we offer. These DBS providers are attempting to expand their service offerings to include, among other things, high-speed Internet service and have entered marketing arrangements in which their service is promoted and sold by LECs, such as Verizon Communications, Inc., SBC Communications, Inc., BellSouth Corporation and Qwest Communications International, Inc.

 Local Exchange Carriers (LECs).    In addition to entering into joint marketing arrangements with DBS providers, some LECs are building fiber-optic networks capable of distributing video programming. The LECs, to date, have taken various positions on the question of whether they need a local cable television franchise to provide video services, including applying for a local franchise, seeking state-level regulation only, and claiming that video services can be provided without a cable television franchise.

 Other Wireline Providers.    We operate our cable systems pursuant to a non-exclusive franchise that is issued by the community's governing body, such as a city council, a county board of supervisors or, in some cases, by a state regulatory agency.

Federal law prohibits franchising authorities from unreasonably denying requests for additional franchises, and it permits franchising authorities to operate cable systems. Companies that traditionally have not provided cable services and that have substantial financial resources (such as public utilities that own some of the poles to which our cables are attached) may also obtain cable franchises and may provide competing communications services. These and other wireline communications systems offer video and other communications services in various areas where we hold franchises. We anticipate that additional facilities-based competitors will emerge in other franchise areas that we serve.

 SMATV.    Our cable systems also compete for subscribers with SMATV systems. SMATV system operators typically are not subject to regulation like local franchised cable system operators. SMATV systems offer subscribers both improved reception of local television stations and many of the same satellite-delivered programming services offered by our cable systems. In addition, some SMATV operators are offering packages of phone, data and video services to private residential and commercial developments. SMATV system operators often enter into exclusive service agreements with building owners or homeowners' associations, although some states have enacted laws to provide cable systems access to multiple dwelling units.

 Broadcast Subscription Services.    Over the past year, local television broadcasters in selected markets have begun deployment of digital subscription services. These services typically contain a limited number of cable programming services at a price of approximately $20 per month. Recently, several leading television broadcast station ownership groups announced that they are negotiating funding for U.S. Digital Television, Inc., an entity that currently offers these digital subscription services in select markets and has announced plans to offer its service in several additional markets as a low cost alternative to cable television service. Many other broadcasters are considering similar plans.

High-Speed Internet Services

Substantially all of our cable systems offer high-speed Internet services within their service areas. These systems compete with a number of other companies, many of whom have substantial resources, including:

  •
  LECs,

  •
  Internet service providers (ISPs), such as America Online, Earthlink and Microsoft,

  •
  long-distance telephone companies and

  •
  wireless telephone companies and other providers of wireless Internet services.

The deployment of digital subscriber line, or DSL, technology allows Internet access to be provided to subscribers over analog lines at data transmission speeds substantially greater than that of conventional modems. Numerous companies have introduced DSL service, and some of these companies are seeking to provide high-speed Internet services without regard to their present service boundaries and other regulatory restrictions. In addition, some LECs have begun construction of fiber-optic networks that will allow them to provide data transmission speeds that exceed the speed that can be provided with DSL technology. The FCC has reduced the obligations of LECs to offer their broadband facilities on a wholesale basis to competitors and is considering further measures to deregulate LECs' retail broadband offerings. Congress may also consider measures to deregulate such broadband offerings.

Various wireless telephone companies are beginning to offer wireless, high-speed Internet services. In addition, in a growing number of commercial areas, such as retail malls, restaurants and airports, wireless "WiFi" Internet access capability is available. Numerous local governments are also considering or actively pursuing publicly-subsidized WiFi Internet access networks. The availability of these alternatives may adversely affect demand for our high-speed Internet services.

A number of cable operators have reached agreements to provide unaffiliated ISPs access to their cable systems in the absence of regulatory requirements. We reached "access" agreements with several national and regional third-party ISPs, although to date these ISPs have made limited use of their access rights. We cannot provide any assurance, however, that regulatory authorities will not impose "open access" or similar requirements on us as part of an industry-wide requirement. These requirements could adversely affect our results of operations.

During 2004, a number of competitors offered substantial price discounts to subscribers willing to sign extended contracts or purchase additional bundled services. We expect competition for high-speed Internet service subscribers to remain intense, with companies competing on service availability, price, transmission speed and bundled services.

Phone Services

Our limited traditional circuit-switched local phone service and Digital Voice service compete against incumbent local exchange carriers ("ILECs"), wireless telephone service providers, competitive LECs (including established long-distance companies) and other internet protocol phone ("IP phone") service providers. The ILECs have substantial capital and other resources, longstanding customer relationships, extensive existing facilities and network rights-of-way. A few competitive LECs also have existing local networks and significant financial resources.

In addition, many telecommunications carriers are expanding their offerings to include high-speed Internet access services, and as such access services become more widely deployed, IP phone services will likely become more popular. We anticipate that our Digital Voice service will be deployed over the next two years in substantially all of our cable systems. We expect to migrate our circuit-switched phone customers to our Digital Voice service over the next several years. Our competitors are engaging in similar deployment strategies, and the proliferation of IP phone services may negatively affect demand for and pricing of our phone services.

Advertising

Our cable systems compete against a wide variety of media for sales of advertising, including local television broadcast stations, national television broadcast networks, national cable television networks, local radio broadcast stations, local and regional newspapers, magazines, and the Internet. Continuing competition from these media outlets and the continued expansion of new media outlets offering advertising opportunities may result in a dilution of the portion of advertising expenditures our cable systems currently receive.

Content

We have made investments in national cable television networks as a means of generating additional revenues and subscriber interest. As of December 31, 2004, these investments include the following (approximate subscribers in millions):

Investment	Economic Ownership Percentage	Approximate U.S. Subscribers	Description

E! Entertainment Television	50.1%	77.2	Entertainment-related news and original programming
Style Network	50.1	33.5	Lifestyle-related programming
The Golf Channel	99.9	56.2	Golf-related programming
Outdoor Life Network	100.0	53.5	Outdoor sports and leisure programming
G4	83.5	46.7	Video and computer game-related programming
International Channel Networks	100.0	10.3	Cultural and heritage-related programming

Other Businesses and Programming Interests

We own a controlling interest in Comcast-Spectacor, our group of businesses that perform live sporting events and own or manage facilities for sporting events, concerts and other special events. We also own other non-controlling interests in programming investments including iN DEMAND and TV One.

LEGISLATION AND REGULATION

Our video and phone services are subject to numerous requirements, prohibitions and limitations imposed by various federal and state laws and regulations, local ordinances and our franchise agreements. Our high-speed Internet service, while not currently subject to significant regulation, may be subject to such regulation in the future. Our content businesses are generally not subject to direct governmental regulation. Laws and regulations affect the prices we can charge for some services, such as basic cable service and associated customer-premises equipment; the costs we incur (for example, for attaching our wires to poles owned by utility companies); the relationships we establish with our suppliers, subscribers and competitors; and many other aspects of our businesses.

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

We believe we are currently in substantial compliance with all applicable statutory and regulatory requirements imposed by, or under, the Communications Act, but we caution that the precise requirements of the law are not always clear. Moreover, many laws and regulations can be interpreted in after-the-fact enforcement proceedings or private-party litigation in a manner that is inconsistent with the judgments we have made. We also note that regulators at all levels of government frequently consider changing, and sometimes do change, existing rules or interpretations of existing rules, or prescribe new ones. Judicial decisions often alter the regulatory framework in ways that are inconsistent with regulator, business and investor expectations. In addition, our businesses can be significantly affected by the enactment of new legislation. Congress seriously considers the enactment of new legislative requirements potentially affecting our businesses virtually every year, and a significant initiative to update the Communications Act has begun this year. We always face the risk that Congress or a state will approve legislation significantly affecting our businesses. In particular, we could be materially disadvantaged if we are subject to new laws or regulations that do not equally affect our satellite, wireline and wireless competitors.

A major objective of Congress and the FCC has been to increase competition in all communications services, including those central to our business. For example, Congress has removed barriers to local telephone companies offering video services in their local service areas, and the FCC has taken additional steps that are encouraging local telephone companies to expand their investment in fiber-optic networks, which would make it easier for those companies to deliver video, high-speed Internet, and other services. The FCC has also assigned spectrum licenses for MVDDS, a new wireless service providing multichannel video programming. In addition, the FCC is continuing to adopt measures to increase the capacity for satellite-delivered services and is currently pursuing efforts intended to facilitate the use of utility power lines to provide video and high-speed Internet services. Our cable business could be affected by additional competitors that enter the video or high-speed Internet businesses as a result of these and similar efforts by Congress or the FCC. In particular, we could be materially disadvantaged if we remain subject to legal constraints that do not apply equally to these new competitors, such as if local telephone companies that provide video programming services are not subject to the local franchising requirements and other requirements that apply to us.

There are potential risks associated with various potential new laws or regulations, or proceedings that are currently pending at the FCC, in the courts, and before state regulatory agencies and local franchise authorities. We believe few of these items have the potential to materially affect our ability to conduct our cable business.

The following paragraphs describe existing and potential future legal and regulatory requirements that are the most significant to our businesses today.

Broadband Acquisition

The FCC approved Comcast's Broadband acquisition in November 2002, subject to various conditions. The most significant were a requirement for the divestiture of Comcast's interest in Time Warner Cable ("TWC") by May 2008, a requirement that the TWC interest be placed in trust pending divestiture, and safeguards that limit Comcast's involvement in the programming-related activities of TWC and the two partnerships held jointly by Comcast and TWC pending divestiture. Complying with these conditions has limited and will continue to limit Comcast's flexibility as to the timing and nature of a sale or other disposition of the TWC interest and, in the interim, may constrain our business dealings with TWC. Comcast has fully complied with these conditions and is committed to meeting its obligations under the FCC's order going forward.

Ownership Limits

The FCC is considering imposing "horizontal ownership limits" that would limit the percentage of multichannel video subscribers that any single cable provider could serve nationwide. A federal appellate court struck down the previous 30% limit, and the FCC is now considering this issue anew. As Comcast already serves approximately 29% of multichannel video subscribers, limits similar to those previously imposed would restrict our ability to take advantage of future growth opportunities. The FCC is also assessing whether it should reinstate "vertical ownership limits" on the number of affiliated programming services a cable operator may carry on its cable systems (the previous limit of 40% of the first 75 channels was also invalidated by the federal appellate court). New vertical limits could affect our content-related business plans. In addition, the FCC is considering revisions to its ownership attribution rules that would affect which cable subscribers are counted under any horizontal ownership limit and which programming interests are counted for purposes of any vertical ownership limit. It is uncertain when the FCC will rule on these cable ownership issues. In addition, it is possible that the controversy relating to separate ownership rules for the broadcast industry could affect the cable ownership proceeding and the FCC's deliberations over cable ownership issues.

Pricing and Packaging

The Communications Act and the FCC's regulations and policies limit the prices that cable systems may charge for basic services and equipment. (These rules do not apply to cable systems that are determined by the FCC to be "subject to effective competition," but these determinations have thus far been made for only a small number of our cable systems.) Failure to comply with these rate rules could result in rate reductions and refunds for subscribers. From time to time, Congress considers imposing new pricing or packaging regulations on the cable industry, including proposals to require cable operators to offer programming services on an a la carte basis instead of or in addition to the current packaged offerings. We cannot now predict whether or when Congress or any regulatory agency may adopt any new constraints on the pricing or packaging of cable services. Also, various competitors are trying to persuade the FCC and the Justice Department to limit our ability to respond to increased competition through offers, promotions or other discounts that aim to retain existing subscribers or regain those we have lost. We believe our competitive pricing practices are lawful and pro-competitive. If we cannot make individualized offers to subscribers who would otherwise choose a different provider, our subscriber attrition may increase, or our overall prices may need to be reduced, or both.

High-Speed Internet Service

Ever since high-speed Internet service was introduced, some local governments and various competitors have sought to impose regulatory requirements on how we deal with third-party ISPs. Thus far, only a few local governments have imposed such requirements, and the courts have invalidated all of them. Likewise, the FCC has refused to treat our service as a common carrier "telecommunications service" but has instead classified it as an "interstate information service," which has historically meant that no regulations apply. However, the FCC's decision was vacated by a panel of a federal appellate court, which found that high-speed Internet service is, in part, a telecommunications service. That decision was stayed pending an appeal to the United States Supreme Court, which decided in December 2004 to hear the case. Thus, it is unclear how our high-speed Internet service will ultimately be classified for regulatory purposes, or whether we will be subject to requirements regarding our dealings with third-party ISPs. Any such requirements could adversely affect our results of operations. In addition, even if the FCC's decision is upheld, the FCC will then renew its assessment of whether to impose any regulatory requirements on high-speed Internet service and also whether local franchising authorities should be permitted to impose fees or other requirements, such as service quality or customer service standards. One local franchise authority has already imposed some of these requirements and made them a condition of our cable franchise agreement, and other local governments may follow suit. Also, a few franchising authorities have sued us seeking payment of franchise fees on high-speed Internet service revenues. Further, a number of software and content providers and electronic retailers have urged the FCC to adopt "nondiscrimination principles" that purport to be intended to allow Internet customers access to the Internet content of their choosing (something we already provide). We cannot now predict whether these or similar regulations will be adopted and, if so, what effects, if any, they would have on our business.

Internet Regulation

Congress and federal regulators have adopted a wide range of measures affecting Internet use, including, for example, consumer privacy, copyright protection, defamation liability, taxation, obscenity and unsolicited commercial e-mail. Further, state and local governmental organizations have also adopted Internet-related regulations. These various governmental jurisdictions are also considering additional regulations in these and other areas, such as pricing, service and product quality, and intellectual property ownership. The adoption of new laws or the adaptation of existing laws to the Internet could have a material adverse effect on our high-speed Internet service.

Must-Carry/Retransmission Consent

Cable companies are currently subject to a requirement that they carry, without compensation, the programming transmitted by most commercial and non-commercial local television stations ("must-carry"). Alternatively, local television stations may insist that a cable operator negotiate for "retransmission consent," which may enable popular stations to demand significant concessions (such as the carriage of and payment for other programming networks) as a condition of our ability to transmit the TV broadcast signals that cable subscribers expect to receive. As broadcasters transition from analog to digital transmission technologies, the FCC has considered a number of proposals to expand the must-carry obligations of cable companies. In February 2005, the FCC voted to reject proposals to require cable companies: (1) to carry simultaneously both the analog and digital signals of each broadcaster during this transition period (cable companies must only carry the broadcaster's signal during the transition or, if the broadcaster has already returned its analog signal, the broadcaster's digital signal); and (2) to carry, after the transition, the multiple digital programming streams that can be transmitted in a broadcaster's signal (cable companies must only carry the primary digital video programming stream of the broadcaster after the broadcaster has returned its analog signal). Although the FCC has thus far ruled against such expanded must-carry requirements, we cannot now predict whether such requirements may result from additional FCC proceedings, judicial proceedings or legislation. If the FCC were to adopt such expanded must-carry requirements, we would have less freedom to allocate the usable spectrum of our cable plant to provide the services that we believe will be of greatest interest to our subscribers. This could diminish our ability to attract and retain subscribers. In addition, expanded must-carry requirements may similarly reduce the freedom of other cable operators to allocate use of their cable plant. This could adversely impact the ability of our cable networks to maintain or increase their carriage.

Program Access

The Communications Act and the FCC's "program access" rules generally prevent satellite video programmers affiliated with cable operators from favoring cable operators over competing multichannel video distributors, such as DBS, and limit the ability of such programmers to offer exclusive programming arrangements to cable operators. The FCC has extended the exclusivity restrictions through October 2007. The FCC has concluded that the program access rules generally do not apply to programming services, such as Comcast SportsNet (Philadelphia), that are delivered terrestrially. The FCC has also indicated that it may reconsider how it regulates cable operators with regional sports programming interests in its cable ownership rulemaking, and there has been some Congressional interest in extending the exclusivity prohibition to terrestrially-delivered programming. Any decision by the FCC or Congress to apply new regulations to cable operators like us who have regional sports programming interests could have an adverse impact on our cable and programming businesses.

Cable Equipment Issues

Current FCC rules bar cable operators from leasing to subscribers digital set-top boxes that integrate security and other operating functions, effective July 1, 2006. The FCC is conducting a rulemaking on the ban, and we have urged elimination (or at least postponement) of the ban on the grounds that it will limit consumer choice, increase the cost of set-top box equipment, and slow the deployment of digital cable services, but there is no assurance that the FCC will accept our position. In addition, the FCC has adopted rules to implement an agreement between the cable and consumer electronics industries aimed at promoting the manufacture of "plug-and-play" TV sets that can connect directly to the cable network and receive one-way, analog and digital cable services without the need for a set-top box. Among other things, the rules: direct cable operators to implement technical standards in their networks to support these digital television sets; require operators to provide a sufficient supply of conditional access devices to subscribers who want to receive encrypted programming services on their digital television sets; and require operators to support basic home recording rights and copy protection rules for digital programming content. We believe that we are substantially in compliance with these plug-and-play requirements. These rules are being challenged at the FCC and in the courts, and we cannot at this time predict the outcome of these challenges. In addition, the FCC has initiated a rulemaking that will consider additional plug-and-play regulations, including standards for approving new digital connectors and copy protection technologies that cable operators would have to support. It is uncertain when the FCC will complete this rulemaking and how it might affect cable operators. Also, the cable and consumer electronics industries are currently negotiating an agreement that would allow for the manufacture of two-way, interactive plug-and-play equipment. Once this agreement is finalized, it will likely be subject to a separate FCC rulemaking. It is unclear how this process will unfold and how it will ultimately affect our cable business and our efforts to sell cable services at retail outlets.

Phone Service

Our limited traditional circuit-switched phone service is subject to federal, state and local regulation. In general, the Communications Act imposes interconnection requirements and universal service contribution obligations on all telecommunications service providers, including those that provide traditional circuit-switched phone service over cable facilities, and more significant regulations on ILECs, such as Verizon and SBC. These traditional common-carrier rules, however, are being re-evaluated at the FCC and in Congress. For example, the FCC has initiated several rulemakings that, in the aggregate, could significantly change the rules that apply to telephone competition, including the relationship between wireless and wireline providers, long-distance and local providers, and incumbents and new entrants. It is unclear how those proceedings (and the litigation and implementation proceedings that are already under way as a product of one such rulemaking) will affect our phone service.

We are beginning to launch our Digital Voice service on a limited commercial basis. The FCC has initiated a rulemaking to consider whether and how to regulate IP phone and other IP-enabled services. Among other things, the FCC will determine whether and how certain types of common-carrier regulations should apply to IP phone, including intercarrier compensation, universal service, 911 emergency services, and disabilities access obligations. The FCC has also initiated a separate rulemaking to consider whether to impose Communications Assistance to Law Enforcement Act requirements on IP phone as well as broadband Internet access services. Several states have already attempted to impose traditional common-carrier regulation on IP phone services. However, the FCC adopted an order in November 2004 declaring that one particular IP phone service is not subject to traditional state public utility regulation. Further, the FCC indicated that other types of IP phone services, such as those offered by cable companies, would not be subject to traditional state public utility regulation if they: require a broadband connection from the user's location; require the use of IP-compatible customer premises equipment; and include a suite of integrated capabilities and features, able to be invoked sequentially or simultaneously, that allows customers to manage personal communications dynamically. It is unclear how this ruling and other IP phone-related proceedings at the federal and state levels, and the related judicial proceedings that will ensue, might affect our planned IP phone service.

Franchise Matters

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

Leased Access/PEG

The Communications Act permits franchising authorities to require cable operators to set aside the use of channels for public, educational and governmental access programming. The Communications Act also requires a cable system with 36 or more activated channels to make available a portion of its channel capacity for commercial leased access by third parties to provide programming that may compete with services offered directly by the cable operator. To date, we have generally not been required to devote significant channel capacity to leased access.

State and Local Taxes

Some states and localities are considering imposing new taxes, including sales taxes, on the services we offer. We cannot predict at this time whether such taxes will be enacted or what impact they might have on our business.

Other Regulatory Issues

There are a number of other regulatory matters under review by Congress, the FCC, and other federal agencies that could affect our cable business.

  •
  Tier Buy Through: The Communications Act generally requires cable operators to allow subscribers to purchase premium or pay-per-view services without the necessity of subscribing to any tier of service, other than the basic service tier. The applicability of this rule in certain situations remains unclear, and adverse decisions by the FCC on this issue could affect our pricing and packaging of services.

  •
  Content Regulation: The Communications Act prohibits the transmission of obscene programming over cable systems. Additionally, some parties have proposed that new laws or rules regulating indecent and violent programming be imposed on cable operators. It is uncertain whether and when any such laws will be enacted or regulations will be adopted and, if enacted or adopted, what impact such laws or regulations would have on our businesses.

  •
  Broadcast Flag: The FCC has adopted rules that require cable operators to implement the "broadcast flag," a code that may be embedded in digital broadcast programming that directs digital TVs and other consumer electronics equipment to block the redistribution of such content over the Internet. It is unclear how these rules might affect the future design of cable-related equipment and home-networking technologies. Several petitions have been filed at the FCC requesting revisions to the broadcast flag rules. The rules are also subject to a challenge in federal court. We cannot now predict how or when the FCC will rule on these petitions or how the federal court will decide the case. The FCC has also initiated a rulemaking to consider, among other things, whether cable operators should be permitted to encrypt digital basic services. It is uncertain when this rulemaking will be completed and how it will affect cable operators.

  •
  MDU Access: The FCC has adopted rules intended to make it easier for multichannel video service providers to compete with established cable operators in serving multiple dwelling units ("MDU"s), such as apartment buildings and condominium complexes.

  •
  Pole Attachments: The Communications Act requires that utilities (other than those owned by municipalities or cooperatives) provide cable systems with nondiscriminatory access to any pole, or right-of-way, controlled by the utility. The rates that utilities may charge for such access are regulated by the FCC or, alternatively, by states that certify to the FCC that they regulate such rates (several states in which we have cable systems have so certified). There is always the possibility that the FCC or a state could alter the pole attachment rate paid by cable operators, and such adverse decisions could potentially increase our pole attachment costs. Additionally, higher pole attachment rates will apply to pole attachments that are subject to the FCC's telecommunications services pole rates. The applicability of and method for calculating those rates for cable systems over which various phone services are transmitted remain unclear.

  •
  EAS and Closed Captioning: The FCC has initiated a rulemaking to consider changes to the Emergency Alert System ("EAS"). The proposed rules changes, if adopted, would impose additional requirements and costs on cable operators, including, among other things, installation of new EAS equipment in cable headends and delivery of EAS warnings via digital cable services. It is uncertain when and if the FCC will act on these proposals. The FCC has also invited comment on a petition for a rulemaking with respect to closed captioning requirements for cable operators, broadcasters, programmers, and others. Advocates for the hearing impaired have urged the FCC to toughen its rules on closed captioning compliance and enforcement. If adopted, such requirements would impose further regulatory burdens on cable operators. The FCC has not indicated whether it will proceed with the rulemaking.

  •
  Privacy Regulation: The Communications Act generally restricts the nonconsensual collection and disclosure of subscribers' personal information by cable operators. There are possible interpretations of the Communications Act that could severely limit the ability of service providers to collect and use personal information for commercial purposes. Further constraints could be imposed if and to the extent that state or local authorities establish their own privacy standards. In addition, the FCC, the Federal Trade Commission and many states have adopted rules that limit the telemarketing practices of cable operators and other commercial entities.

  •
  Copyright Regulation: In exchange for filing certain reports and contributing a percentage of their revenue to a U.S. federal copyright royalty pool, cable operators can obtain blanket permission to retransmit copyrighted material contained in broadcast signals. The U.S. Copyright Office has recommended that Congress revise this compulsory licensing scheme, although Congress has thus far declined to do so. The elimination or substantial modification of the cable compulsory license could adversely affect our ability to obtain certain programming and substantially increase our programming costs. Further, the Copyright Office has not yet made any determinations as to how the compulsory license will apply to digital broadcast signals and services. In addition, we pay standard industry licensing fees to use music in the programs we provide to cable subscribers, including local advertising, local origination programming and pay-per-view events. These licensing fees have been the source of litigation between the cable industry and music performance rights organizations in the past, and we cannot predict with certainty whether license fee disputes may arise in the future.

  •
  Other Areas: The FCC actively regulates other aspects of our cable business, including, among other things: (1) the mandatory blackout of syndicated, network and sports programming; (2) customer service standards; (3) advertising in children's programming; (4) political advertising; (5) origination cablecasting (i.e., programming locally originated by and under the control of the cable operator); (6) sponsorship identification; (7) equal employment opportunity; (8) lottery programming; (9) program carriage; (10) recordkeeping and public file access requirements; and (11) technical standards relating to operation of the cable network. We are not aware that the FCC is considering any significant revisions to these rules at this time, but we are unable to predict how these regulations might be changed in the future and how any such changes might affect our cable business.

In all these areas and a variety of others, we face the potential of increased regulation. Given the intensely competitive nature of every aspect of our business, we believe that increased regulation is not warranted. We cannot provide any assurance, however, that regulation of our businesses will not increase.

RISK FACTORS

All of the services offered by our cable systems face a wide range of competition that could adversely affect our future results of operations.

Our cable systems compete with a number of different sources that provide news, information and entertainment programming to consumers. We compete directly with other program distributors, including satellite companies, telephone companies, companies that build competing cable systems in the same communities we serve, and companies that offer programming and other communications services to our subscribers and potential subscribers. Some local telephone companies provide, or have announced plans to provide, video services within and outside their telephone service areas. Additionally, we are subject to competition from telecommunications providers and ISPs in connection with offerings of new and advanced services, including telecommunications and Internet services. This competition may materially adversely affect our business and operations in the future.

Programming costs are increasing, which could adversely affect our future results of operations.

Programming costs are expected to continue to be our largest single expense item in the foreseeable future. In recent years, the cable and satellite video industries have experienced a rapid increase in the cost of programming. If we are unable to raise our subscribers' rates or offset such programming cost increases through the sale of additional services, this could have an adverse impact on our operating results. In addition, as we upgrade the channel capacity of our systems and add programming to our basic, expanded basic and digital programming services, we may face increased programming costs that, in conjunction with the additional pricing constraints, may reduce operating margins. However, we do expect additional volume discounts associated with our future growth in subscribers receiving such programming channels.

We also expect to be subject to increasing demands by broadcasters in exchange for their required consent for the retransmission of broadcast programming to our subscribers. We cannot predict the impact of these demands or the effect on our business and operations should we fail to obtain the required consents.

We are subject to regulation by federal, state and local governments, which may impose costs and restrictions.

Federal, state and local governments extensively regulate the cable industry and the circuit-switched phone services industry and may begin regulating the Internet services industry. We expect that legislative enactments, court actions and regulatory proceedings will continue to clarify and in some cases change the rights and obligations of cable companies and other entities under the Communications Act and other laws, possibly in ways that we have not foreseen. The results of these legislative, judicial and administrative actions may materially affect our business operations. Local authorities grant us franchises that permit us to operate our cable systems. We have to renew or renegotiate these franchises from time to time. Local franchising authorities often demand concessions or other commitments as a condition to renewal or transfer, and such concessions or other commitments could be costly to us in the future.

We may face increased competition because of technological advances and new regulatory requirements, which could adversely affect our future results of operations.

Numerous companies, including telephone companies, have introduced DSL technology, which provides Internet access to subscribers at data transmission speeds substantially greater than that of conventional analog modems. We expect other advances in communications technology, as well as changes in the marketplace, to occur in the future. Other new technologies and services may develop and may compete with services that cable systems offer, including video services. The success of these ongoing and future developments could have an adverse effect on our business operations. Moreover, in recent years, Congress has enacted legislation and the FCC has adopted regulatory policies intended to provide a favorable operating environment for existing competitors and for potential new competitors to our cable systems.

We face risks arising from the outcome of various litigation matters.

We are involved in various litigation matters, including those arising in the ordinary course of business and those described under the caption "Legal Proceedings" in Item 3 to this Annual Report. While we do not believe that any of these litigation matters alone or in the aggregate, will have a material adverse effect on our consolidated financial position, an adverse outcome in one or more of these matters could be material to our consolidated results of operations for any one period. Further, no assurance can be given that any adverse outcome would not be material to our consolidated financial position.

Comcast's Chairman and CEO has considerable influence over our operations.

Brian L. Roberts has significant control over our operations through his beneficial ownership of all of the outstanding shares of Comcast's Class B common stock, which have a nondilutable 33 1/3% of the combined voting power of Comcast's common stock and separate approval rights over certain material transactions involving Comcast.

ITEM 2    PROPERTIES

Cable

A central receiving apparatus, distribution cables, servers, customer premises equipment, customer service call centers and local business offices are the principal physical assets of a cable system. We own or lease the receiving and distribution equipment of each system and own or lease parcels of real property for the receiving sites, customer service call centers and local business offices.

Content

Television studios and business offices are the principal physical assets of our content operations. We own or lease the television studios and business offices of our content operations.

Other

Two large, multi-purpose arenas that we own are the principal physical assets of our other operations.

We believe that substantially all of our physical assets are in good operating condition.

ITEM 3    LEGAL PROCEEDINGS

At Home

Litigation has been filed against us as a result of our alleged conduct with respect to our investment in and distribution relationship with At Home Corporation. At Home was a provider of high-speed Internet services that filed for bankruptcy protection in September 2001. Filed actions are: (i) class action lawsuits against us, Brian L. Roberts (our President and Chief Executive Officer and a director), AT&T (the former controlling shareholder of At Home and also a former distributor of the At Home service) and others in the Superior Court of San Mateo County, California, alleging breaches of fiduciary duty in connection with transactions agreed to in March 2000 among At Home, AT&T, Cox Communications, Inc. (Cox is also an investor in At Home and a former distributor of the At Home service) and us; (ii) class action lawsuits against Comcast, AT&T and others in the United States District Court for the Southern District of New York, alleging securities law violations and common law fraud in connection with disclosures made by At Home in 2000 and 2001; and (iii) a lawsuit brought in the United States District Court for the District of Delaware in the name of At Home by certain At Home bondholders against us, Brian L. Roberts, Cox and others, alleging breaches of fiduciary duty relating to the March 2000 transactions and seeking recovery of alleged short-swing profits of at least $600 million, pursuant to Section 16(b) of the Securities Exchange Act of 1934, as amended ("the 1934 Act"), purported to have arisen in connection with certain transactions relating to At Home stock, effected pursuant to the March 2000 agreements.

The actions in San Mateo County, California (item (i) above), have been stayed by the United States Bankruptcy Court for the Northern District of California, the court in which At Home filed for bankruptcy, as violating the automatic bankruptcy stay. The decision to stay the actions was affirmed by the District Court, and an appeal to the Court of Appeals for the Ninth Circuit is pending. In the Southern District of New York actions (item (ii) above), the court has dismissed the common law fraud claims against all defendants, leaving only the securities law claims. In a subsequent decision, the court limited the remaining claims against us and Mr. Roberts to disclosures that are alleged to have been made by At Home prior to August 28, 2000. The court certified a class for all purchasers of At Home common stock between March 28, 2000, and September 28, 2001. The Delaware case (item (iii) above) was transferred to the United States District Court for the Southern District of New York. The court dismissed the Section 16(b) claims against us for failure to state a claim and the breach of fiduciary duty claim for lack of federal jurisdiction. The plaintiffs have appealed the decision dismissing the Section 16(b) claims.

We deny any wrongdoing in connection with the claims that have been made against us, our subsidiaries and Brian L. Roberts, and are defending all of these claims vigorously. The final disposition of these claims is not expected to have a material adverse effect on our consolidated financial position but could possibly be material to our consolidated results of operations of any one period. Further, no assurance can be given that any adverse outcome would not be material to our consolidated financial position.

Acacia

In June 2004, Acacia Media Technologies Corporation ("Acacia") filed a lawsuit against Comcast and others in the United States District Court for the Northern District of California. The complaint alleges infringement of certain United States patents that allegedly relate to systems and methods for transmitting and/or receiving digital audio and video content. The complaint seeks injunctive relief and damages in an unspecified amount. In the event that a Court ultimately determines that we infringe on any of the patents, we may be subject to substantial damages, which may include treble damages and/or an injunction that could require us to materially modify certain products and services that we currently offer to subscribers. We believe that the claims are without merit and intend to defend the action vigorously.

The final disposition of this claim is not expected to have a material adverse effect on our consolidated financial position but could possibly be material to our consolidated results of operations of any one period. Further, no assurance can be given that any adverse outcome would not be material to our consolidated financial position.

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

ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

 Information for this Item is omitted pursuant to SEC General Instruction I to Form 10-K.

PART II

ITEM 5 MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock

Absence of Trading Market

Through the closing of Comcast's acquisition of AT&T Corp.'s broadband business ("Broadband") on November 18, 2002, our Class A common stock was included on NASDAQ under the symbol CMCSA and our Class A Special common stock was included on NASDAQ under the symbol CMCSK. There was no established public trading market for our Class B common stock. Subsequent to the closing of the Broadband acquisition, our common stock is not publicly traded. Therefore, there is no established public trading market for our common stock, and none is expected to develop in the foreseeable future.

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

Overview

We are an indirect, wholly-owned subsidiary of Comcast. We are principally involved in the management and operation of broadband communications networks (our cable segment) and in the management of programming content that is distributed over national cable television networks (our content segment). In 2004, we received nearly 88% of our revenue from our cable segment, primarily through monthly subscriptions to our video, high-speed Internet and phone services, as well as from advertising. Subscribers typically pay us monthly, based on rates and related charges that vary according to their chosen level of service and the type of equipment they use. Revenue from our content segment is derived from the sale of advertising time and affiliation agreements with cable and satellite television companies. We have several competitors in each aspect of our businesses, including satellite providers, DSL providers, telephone companies and broadcast networks.

Highlights for the year 2004 include the following:

  •
  Revenue growth of 10.2% in our cable segment compared to the year 2003, driven by continued subscriber growth in our digital cable and high-speed Internet services and rate increases in our video services. Our subscriber growth is attributable to new and improved products and advanced services in our digital cable and high-speed Internet services. These include video on demand ("VOD" or "On Demand"), high-definition television ("HDTV") programming and digital video recorders ("DVR"s) in our video services and a fast and reliable network, enhanced Internet portal, video mail and additional content in our high-speed Internet services; and

  •
  Operating income before depreciation and amortization growth of 8.8% in our cable segment compared to the year 2003, resulting from our revenue growth, efficiencies achieved and volume-related savings based on our size, offset in part by increased costs in 2004 compared to 2003 associated with management agreements between Comcast and our cable subsidiaries.

The following discussion provides the details of these highlights and insights into our business developments and our results of operations.

BUSINESS DEVELOPMENTS

We operate our businesses in an increasingly competitive, highly regulated and technologically complex environment. Comcast is the largest video, broadband high-speed Internet and cable phone service provider in the United States. We have substantially completed the upgrade of our broadband communications networks, allowing us to provide customers with new and improved products and advanced services in our video, high-speed Internet and phone services. We also have expanded the ownership and management of our content businesses on national, regional and local levels.

On May 10, 2004, we completed the acquisition of TechTV Inc. ("TechTV") for approximately $300 million in cash. On May 28, 2004, G4 and TechTV began operating as one network that is available to approximately 47 million cable and satellite homes nationwide as of December 31, 2004, and provides video and computer game-related programming.

On July 28, 2004, we exchanged approximately 120 million shares of Liberty Media Corporation ("Liberty") Series A common stock that we held with Liberty for cash of $547 million, an additional 10.4% interest in E! Entertainment Television ("E! Entertainment") and 100% of International Channel Networks, a cultural and heritage-related national cable network that is available to approximately 10 million cable homes nationwide as of December 31, 2004.

On September 17, 2003, we completed the sale to Liberty of our approximate 57% interest in QVC, Inc. for approximately $7.7 billion. We received from Liberty $4.0 billion of three-year senior unsecured floating rate notes, approximately 218 million shares of Liberty Series A common stock valued at $2.339 billion, and cash of $1.35 billion. QVC is presented as a discontinued operation in our consolidated financial statements.

Refer to General Developments of Our Business in Part I and Note 4 to our consolidated financial statements included in Item 8 for a discussion of our acquisitions and other significant events.

Significant and Subjective Estimates

The following discussion and analysis of our results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and contingent liabilities. We base our judgments on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making estimates about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Refer to Note 2 to our consolidated financial statements included in Item 8 for a discussion of our accounting policies with respect to these and other items.

RESULTS OF CONTINUING OPERATIONS

Consolidated Operating Results

Revenues

Consolidated revenues for the years 2004 and 2003 increased $867 million and $801 million, respectively, from the previous year. Of these increases, $697 million and $696 million, respectively, relate to our cable segment and $159 million and $107 million, respectively, relate to our content segment, which are both discussed separately below. The remaining changes primarily relate to our other business activities, primarily Comcast-Spectacor.

Operating, selling, general and administrative expenses

Consolidated operating, selling, general and administrative expenses for the years 2004 and 2003 increased $603 million and $541 million, respectively, from the previous year. Of these increases, $442 million and $416 million, respectively, relate to our cable segment and $108 million and $63 million, respectively, relate to our content segment, both of which are discussed separately below. The remaining increases relate to our other business activities, primarily Comcast-Spectacor and corporate activities, which include increased costs in 2004 compared to 2003 associated with management agreements between Comcast and our cable subsidiaries.

Depreciation

The changes in depreciation expense for the years 2004 and 2003 are primarily attributable to our cable segment. The slight increase in our cable segment for the year 2004 compared to the previous year is principally due to the higher level of depreciation associated with capital expenditures related to our cable systems upgrade. The decrease in our cable segment for the year 2003 compared to the previous year is principally due to the effects of reduced losses from the disposals of fixed assets.

Amortization

The increase in amortization expense for the year 2004 is primarily attributable to our content segment, principally relating to amortization associated with intangibles acquired in the TechTV and Liberty exchange transactions. The increase in amortization expense for the year 2003 is attributable to both our cable and content segments, principally due to the effects of our intangible asset additions.

Segment Operating Results

Operating income before depreciation and amortization is the primary basis we use to measure the operational strength and performance of our segments. Operating income before depreciation and amortization is defined as operating income before depreciation and amortization, impairment charges, if any, related to fixed and intangible assets, and gains or losses from the sale of assets, if any. As such, it eliminates the significant level of non-cash depreciation and amortization expense that results from the capital intensive nature of our businesses and from intangible assets recognized in business combinations, and it is unaffected by our capital structure or investment activities. Our management and Board of Directors use this measure in evaluating our consolidated operating performance and the operating performance of all of our operating segments. This metric is used to allocate resources and capital to our operating segments and is a significant component of our annual incentive compensation programs. We believe that this measure is also useful to investors as it is one of the bases for comparing our operating performance with other companies in our industries, although our measure may not be directly comparable to similar measures used by other companies. Because we use operating income before depreciation and amortization as the measure of our segment profit or loss, we reconcile it to operating income, the most directly comparable financial measure calculated and presented in accordance with Generally Accepted Accounting Principles ("GAAP"), in the business segment footnote to our consolidated financial statements. This measure should not be considered a substitute for operating income (loss), net income (loss), net cash provided by operating activities or other measures of performance or liquidity reported in accordance with GAAP.

All percentages are calculated based on actual amounts. Minor differences may exist due to rounding.

Cable Segment

The following table presents our cable segment operating results (dollars in millions).

			Increase
	2004	2003	$	%

Video	$5,266	$5,001	$265	5.3%
High-speed Internet	1,263	939	324	34.5
Advertising sales	495	425	70	16.5
Other	299	279	20	7.2
Franchise fees	229	211	18	8.5

Revenues	7,552	6,855	697	10.2
Operating, selling, general and administrative expenses	4,384	3,942	442	11.2

Operating income before depreciation and amortization	$3,168	$2,913	$255	8.8%

			Increase
	2003	2002	$	%

Video	$5,001	$4,710	$291	6.2%
High-speed Internet	939	590	349	59.2
Advertising sales	425	383	42	11.0
Other	279	275	4	1.5
Franchise fees	211	201	10	5.0

Revenues	6,855	6,159	696	11.3
Operating, selling, general and administrative expenses	3,942	3,526	416	11.8

Operating income before depreciation and amortization	$2,913	$2,633	$280	10.6%

 Revenues.    Video revenue consists of our basic, expanded basic, premium, pay-per-view and digital cable services, as well as equipment rentals. The increases in video revenue for the years 2004 and 2003 are primarily due to the effects of growth in our digital video service and rate increases. During 2004 and 2003, we added approximately 428,000 and 433,000 digital subscribers, respectively. We expect continued growth in our video services revenue.

The increases in high-speed Internet revenue for the years 2004 and 2003 are primarily due to the addition of approximately 597,000 and 700,000 high-speed Internet subscribers, respectively. The growth in high-speed Internet subscribers reflects increased consumer demand for the faster and more reliable Internet service provided over our cable networks. We expect continued growth in our high-speed Internet revenue.

The increases in advertising sales revenue for the years 2004 and 2003 are primarily due to the effects of growth in regional/national advertising as a result of the continuing success of our regional interconnects and the effects of political advertising in 2004. We expect continued growth in our advertising sales revenue.

Other revenue includes phone revenues, installation revenues, revenue from our regional sports and news networks, guide revenues, commissions from electronic retailing and revenue from other service offerings.

The increases in franchise fees collected from our cable subscribers for the years 2004 and 2003 are primarily attributable to the increases in our revenues upon which the fees apply.

 Operating, Selling, General and Administrative Expenses.    The increases in operating, selling, general and administrative expenses for the years 2004 and 2003 are primarily attributable to the effects of increases in labor costs and other volume-related expenses and, to a lesser extent, to the effects of high-speed Internet subscriber growth.

Programming expenses represent our single largest operating expense and represent fees paid to license programming from cable networks that we distribute, package and sell to our video subscribers. Programming expenses are impacted by changes in programming rates, the number of subscribers and the programming packages offered to subscribers. We anticipate our programming expenses will increase in the future primarily as a result of increased cost to purchase programming and as additional programming is provided to our subscribers. We anticipate that these increases will be mitigated, to some extent, by additional volume discounts associated with Comcast's increased size.

Content Segment

2004, 2003 and 2002 Historical Comparisons

The following table presents our content segment operating results (dollars in millions):

	2004	2003	2002

Revenues	$787	$628	$521
Operating, selling, general and administrative expenses	522	414	351

Operating income before depreciation and amortization	$265	$214	$170

Our content segment consists of the national networks E! Entertainment and Style Network (E! Networks), The Golf Channel, Outdoor Life Network, G4 and International Channel Networks.

 Revenues.    Our content segment revenue increased $159 million and $107 million, or 25.3% and 20.5%, for the years 2004 and 2003, respectively, compared to the previous year. The increases in 2004 and 2003 revenue reflect increases in distribution and advertising revenue for all of the networks and the 2004 acquisitions of TechTV and International Channel Networks.

 Operating, Selling, General and Administrative Expenses.    Operating, selling, general and administrative expenses increased $108 million and $63 million, or 26.1% and 17.9%, for the years 2004 and 2003, respectively, compared to the previous year. Expenses increased in 2004 and 2003 as a result of higher development and marketing expenses for signature events and other original programming in all of our networks, as well as to the effects of our acquisitions of TechTV and International Channel Networks during 2004.

Consolidated Analysis

 Interest Expense.    The decreases in interest expense for the years 2004 and 2003 are primarily attributable to our reduced amount of outstanding debt as a result of our net debt repayments during 2004 and 2003. We anticipate that, for the foreseeable future, interest expense will be significant. We believe we will continue to be able to meet our obligations through our ability both to generate operating income before depreciation and amortization and to obtain external financing.

 Interest Income on Affiliate Notes, Net.    The increase in interest income on affiliate notes, net from 2003 to 2004 is principally due to an increase in our notes receivable from affiliates during 2003 and 2004.

 Investment Income (Loss), Net.    Investment income (loss), net includes the following (dollars in millions):

Year Ended December 31,	2004	2003	2002

Interest, dividend and other investment income (expense)	$(16)	$69	$34
Gains (losses) on sales and exchanges of investments, net	43	24	(48)
Investment impairment charges	(15)	(71)	(247)
Unrealized gains (losses) on trading securities	365	314	(1,446)
Mark to market adjustments on derivatives related to trading securities	34	(164)	1,182
Mark to market adjustments on derivatives and hedged items	(6)	—	(71)

Investment income (loss), net	$405	$172	$(596)

The investment impairment charges for 2003 and 2002 relate principally to other than temporary declines in our investment in AT&T Corp.

We have entered into derivative financial instruments that we account for at fair value and which economically hedge the market price fluctuations in the common stock of most (as of December 31, 2004) of our investments accounted for as trading securities.

The differences between the unrealized gains (losses) on trading securities and the mark-to-market adjustments on derivatives related to trading securities, as presented in the table above, result from one or more of the following:

  •
  we did not maintain an economic hedge for our entire investment in the security during some portion or for all of the period,

  •
  the security to which the derivative relates changed due to a corporate reorganization of the issuing company to a security with a different volatility rate,

  •
  the issuing company paid a new or an increased dividend to the shareholders of the security, or

  •
  the change in the time value component of the derivative value during the period.

 Equity in Net Losses of Affiliates.    The changes in equity in net losses of affiliates for the years 2004 and 2003 are primarily due to other than temporary declines in certain of our equity method investees, the effects of our additional investments and changes in the net income or loss of our equity method investees.

 Other Income (Expense).    The increase in other income (expense) from 2003 to 2004 is primarily attributable to the $94 million gain recognized on the sale of our 20% interest in DHC Ventures, LLC (Discovery Health Channel). Refer to Note 5 to our consolidated financial statements included in Item 8 for a discussion of this sale.

 Income Tax (Expense) Benefit.    The changes in income tax (expense) benefit from 2003 to 2004 and from 2002 to 2003 are primarily the result of the effects of changes in our income (loss) before taxes and minority interest.

 Minority Interest.    The changes in minority interest from 2003 to 2004 and from 2002 to 2003 are attributable to the effects of changes in the net income or loss of our less than wholly-owned consolidated subsidiaries and to the minority interests in certain subsidiaries acquired or formed during 2004.

 Discontinued Operations.    Income from discontinued operations decreased from 2002 to 2003 primarily as a result of the 2003 period's including QVC's results through August 31, while the 2002 period includes QVC's results for the full year. As a result of the sale of QVC, we recognized a $3.290 billion gain, net of approximately $2.865 billion of related income taxes.

We believe that our operations are not materially affected by inflation.

STOCK OPTION ACCOUNTING

In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS No. 123R"), which replaces SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123") and supercedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values, beginning with the first interim or annual period after June 15, 2005, with early adoption encouraged. In addition, SFAS No. 123R will cause unrecognized expense (based on the amounts in our pro forma footnote disclosure) related to options vesting after the date of initial adoption to be recognized as a charge to results of operations over the remaining vesting period. We are required to adopt SFAS No. 123R in our third quarter of 2005, beginning July 1, 2005. Under SFAS No. 123R, we must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at the date of adoption. The transition alternatives include prospective and retroactive adoption methods. Under the retroactive methods, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and share awards at the beginning of the first quarter of adoption of SFAS No. 123R, while the retroactive methods would record compensation expense for all unvested stock options and share awards beginning with the first period restated. We are evaluating the requirements of SFAS No. 123R and we expect that the adoption of SFAS No. 123R will have a material impact on our consolidated results of operations and earnings per share. We have not determined the method of adoption or the effect of adopting SFAS No. 123R.

INTEREST RATE RISK MANAGEMENT

We are exposed to the market risk of adverse changes in interest rates. Comcast manages the cost and volatility relating to our interest cost of our outstanding debt by maintaining a mix of fixed and variable rate debt and by entering into various interest rate risk management derivative transactions.

Comcast monitors our interest rate risk exposures using techniques including market value and sensitivity analyses. We do not hold or issue any derivative financial instruments for speculative purposes and are not a party to leveraged instruments.

Comcast manages the credit risks associated with our derivative financial instruments through the evaluation and monitoring of the creditworthiness of the counterparties. Although Comcast may be exposed to losses in the event of nonperformance by the counterparties, we do not expect such losses, if any, to be significant to us. As of December 31, 2004 and 2003, all of our swaps are with Comcast and have identical terms to the swaps that Comcast has entered into with third-party counterparties.

These derivative financial instruments, which can include swaps, rate locks, caps and collars, represent an integral part of our interest rate risk management program. During 2004, we decreased our interest expense by approximately $25 million through this program. Our derivative financial instruments did not have a significant effect on interest expense for the years ended December 31, 2003 and 2002. However, interest rate risk management instruments may have a significant effect on our interest expense in the future.

The table set forth below summarizes the fair values and contract terms of financial instruments subject to interest rate risk maintained by us as of December 31, 2004 (dollars in millions):

	2005	2006	2007	2008	2009	Thereafter	Total	Fair Value at 12/31/04

Debt
Fixed Rate	$713	$632	$607	$1,141	$1,010	$3,388	$7,491	$8,699
Average Interest Rate	8.4%	7.2%	8.4%	6.8%	7.3%	7.5%	7.5%
Variable Rate	$19	$7	$7	$10	$24	—	$67	$67
Average Interest Rate	4.8%	3.9%	4.2%	4.5%	4.8%	—	4.6%
Interest Rate Instruments
Fixed to Variable Swaps (notional amounts)	—	$400	—	$600	$750	—	$1,750	$(23)
Average Pay Rate	—	6.7%	—	7.0%	6.8%	—	6.8%
Average Receive Rate	—	6.4%	—	6.2%	6.9%	—	6.5%

The notional amounts of interest rate instruments, as presented in the table above, are used to measure interest to be paid or received and do not represent the amount of exposure to credit loss. The estimated fair value approximates the proceeds necessary to settle the outstanding contracts. We estimate interest rates on variable debt using the average implied forward London Interbank Offered Rate ("LIBOR") rates for the year of maturity based on the yield curve in effect at December 31, 2004, plus the borrowing margin in effect for each credit facility at December 31, 2004. We estimate the floating rates on our swaps using the average implied forward LIBOR rates for the year of maturity based on the yield curve in effect at December 31, 2004.

As a matter of practice, we typically do not structure our financial contracts to include credit ratings-based triggers that could affect our liquidity. In the ordinary course of business, some of our swaps could be subject to termination provisions if Comcast does not maintain investment-grade credit ratings. As of December 31, 2004, the estimated fair value of the liability to be paid related to those swaps was approximately $21 million. The amount due or to be received upon termination, if any, would be based upon the fair value of those outstanding contracts at that time.

EQUITY PRICE RISK MANAGEMENT

We are exposed to the market risk of changes in the equity prices of some of our investments accounted for as trading securities.

Comcast enters into various derivative transactions pursuant to its policies to manage the volatility relating to these exposures.

Comcast monitors our equity price risk exposures to ensure that the instruments are matched with the underlying assets or liabilities, reduce our risks relating to equity prices, and through market value and sensitivity analyses, maintain a high correlation to the risk inherent in the hedged item.

Comcast uses the following derivative financial instruments, which we account for at fair value, to limit our exposure to and benefits from price fluctuations in the common stock of some of our investments accounted for as trading securities:

  •
  Cashless collar agreements ("equity collars");

  •
  Prepaid forward sales agreements ("prepaid forward sales");

  •
  Indexed debt instruments ("ZONES").

Except as described in Results of Continuing Operations—Investment Income (Loss), Net, the changes in the fair value of our investments accounted for as trading securities were substantially offset by the changes in the fair values of the equity collars and the derivative components of the ZONES and the prepaid forward sales.

Refer to Note 2 to our consolidated financial statements included in Item 8 for a discussion of our accounting policies with respect to derivative financial instruments and to Notes 5 and 7 to our consolidated financial statements included in Item 8 for discussions of our derivative financial instruments.

ITEM 7A QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

 Refer to Interest Rate Risk Management on page 19 and Equity Price Risk Management above for a discussion of this item.

ITEM 8    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Comcast Holdings Corporation
Philadelphia, Pennsylvania

We have audited the accompanying consolidated balance sheet of Comcast Holdings Corporation and subsidiaries (the "Company") as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of Comcast Holdings Corporation and its subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

Deloitte & Touche LLP

Philadelphia, Pennsylvania
March 21, 2005

Consolidated Balance Sheet

(Dollars in millions, except share data) December 31,	2004	2003

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$428	$1,509
Investments	87	139
Accounts receivable, less allowance for doubtful accounts of $65 and $74	500	453
Other current assets	265	208

Total current assets	1,280	2,309

NOTES RECEIVABLE FROM AFFILIATES	5,450	3,310
DUE FROM AFFILIATES, net	1,756	774
INVESTMENTS	2,488	3,363
PROPERTY AND EQUIPMENT, net of accumulated depreciation of $5,410 and $4,456	6,557	6,571
FRANCHISE RIGHTS	16,613	16,620
GOODWILL	5,736	5,663
OTHER INTANGIBLE ASSETS, net of accumulated amortization of $1,295 and $1,022	1,771	1,350
OTHER NONCURRENT ASSETS, net	291	302

	$41,942	$40,262

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses relating to trade creditors	$1,236	$1,156
Accrued expenses and other current liabilities	985	1,021
Deferred income taxes	—	26
Current portion of long-term debt	732	373

Total current liabilities	2,953	2,576

LONG-TERM DEBT, less current portion	6,826	7,828
NOTES PAYABLE TO AFFILIATES	735	61
DEFERRED INCOME TAXES	8,284	8,288
OTHER NONCURRENT LIABILITIES	2,836	2,289
MINORITY INTEREST	396	316
COMMITMENTS AND CONTINGENCIES (NOTE 11)
STOCKHOLDERS' EQUITY
Preferred stock—authorized 20,000,000 shares; issued, zero	—	—
Class A common stock, $1.00 par value—authorized, 200,000,000 shares; issued, 21,591,115	22	22
Class A special common stock, $1.00 par value—authorized, 2,500,000,000 shares; issued 916,198,519	916	916
Class B common stock, $1.00 par value—authorized, 50,000,000 shares; issued, 9,444,375	9	9
Additional capital	12,355	12,353
Retained earnings	6,609	5,623
Accumulated other comprehensive income (loss)	1	(19)

Total stockholders' equity	19,912	18,904

	$41,942	$40,262

See notes to consolidated financial statements.

Consolidated Statement of Operations

(Dollars in millions) Year Ended December 31,	2004	2003	2002

REVENUES	$8,586	$7,719	$6,918
COSTS AND EXPENSES
Operating (excluding depreciation)	3,036	2,787	2,516
Selling, general and administrative	2,331	1,977	1,707
Depreciation	1,332	1,314	1,344
Amortization	210	183	177

	6,909	6,261	5,744

OPERATING INCOME	1,677	1,458	1,174
OTHER INCOME (EXPENSE)
Interest expense	(605)	(655)	(711)
Interest income on affiliate notes, net	203	17	—
Investment income (loss), net	405	172	(596)
Equity in net losses of affiliates	(41)	(51)	(63)
Other income (expense)	89	4	(6)

	51	(513)	(1,376)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND MINORITY INTEREST	1,728	945	(202)
INCOME TAX (EXPENSE) BENEFIT	(715)	(321)	16

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE MINORITY INTEREST	1,013	624	(186)
MINORITY INTEREST	(27)	(54)	(27)

INCOME (LOSS) FROM CONTINUING OPERATIONS	986	570	(213)
INCOME FROM DISCONTINUED OPERATIONS, net of tax	—	168	193
GAIN ON DISCONTINUED OPERATIONS, net of tax	—	3,290	—

NET INCOME (LOSS)	$986	$4,028	$(20)

See notes to consolidated financial statements.

Consolidated Statement of Cash Flows

(Dollars in millions) Year Ended December 31,	2004	2003	2002

OPERATING ACTIVITIES
Net income (loss)	$986	$4,028	$(20)
Income from discontinued operations	—	(168)	(193)
Gain on discontinued operations	—	(3,290)	—

Income (loss) from continuing operations	986	570	(213)
Adjustments to reconcile net income (loss) from continuing operations to net cash provided by operating activities from continuing operations:
Depreciation	1,332	1,314	1,344
Amortization	210	183	177
Non-cash interest expense, net	44	30	42
Non-cash interest income on affiliate notes, net	(203)	(17)	—
Equity in net losses of affiliates	41	51	63
Losses (gains) on investments and other (income) expense, net	(414)	(100)	635
Minority interest	27	54	27
Deferred income taxes	135	725	35
Proceeds from sales of trading securities	680	85	—
Current tax associated with sale of discontinued operations	—	(2,028)	—
Change in operating assets and liabilities, net of effects of acquisitions and divestitures:
Change in accounts receivable, net	(34)	(7)	(56)
Change in accounts payable and accrued expenses related to trade creditors	79	316	350
Change in other operating assets and liabilities	226	160	(88)

Net cash provided by operating activities from continuing operations	3,109	1,336	2,316

FINANCING ACTIVITIES
Proceeds from borrowings	9	1,260	1,579
Retirements and repayments of debt	(574)	(2,387)	(3,294)
Proceeds from settlement of interest rate exchange agreements	—	—	57
Capital contributions from (distributions to) parent	—	477	(212)
Net transactions with affiliates	(2,108)	(4,244)	98
Issuances of common stock and sales of put options on common stock	—	—	19
Other financing activities	17	—	(2)

Net cash used in financing activities from continuing operations.	(2,656)	(4,894)	(1,755)

INVESTING ACTIVITIES
Acquisitions, net of cash acquired	(296)	(191)	(17)
Proceeds from sales of (purchases of) short-term investments, net	(2)	(20)	9
Proceeds from sales of discontinued operations	—	1,350	—
Capital contributions to and purchases of investments	(57)	(112)	(56)
Proceeds from sales and settlements of investments	225	5,107	1,241
Capital expenditures	(1,309)	(1,360)	(1,355)
Additions to intangible and other noncurrent assets	(95)	(107)	(197)

Net cash (used in) provided by investing activities from continuing operations	(1,534)	4,667	(375)

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,081)	1,109	186
CASH AND CASH EQUIVALENTS, beginning of year	1,509	400	214

CASH AND CASH EQUIVALENTS, end of year	$428	$1,509	$400

See notes to consolidated financial statements.

Consolidated Statement of Stockholders' Equity

						Accumulated Other Comprehensive Income (Loss)
	Common Stock
						Unrealized Gains (Losses)	Cumulative Translation Adjustments
(Dollars in millions)	Class A	Class A Special	Class B	Additional Capital	Retained Earnings			Total

BALANCE, JANUARY 1, 2002	$22	$914	$9	$11,752	$1,632	$166	$(22)	$14,473
Comprehensive loss:
Net loss					(20)
Unrealized losses on marketable securities, net of deferred taxes of $165						(307)
Reclassification adjustments for losses included in net loss, net of deferred taxes of $92						169
Unrealized losses on effective portion of cash flow hedges, net of deferred taxes						(1)
Total comprehensive loss								(159)
Stock compensation plans		2		48	(17)			33
Employee stock purchase plan				10				10
Net capital contribution from parent				8				8

BALANCE, DECEMBER 31, 2002	22	916	9	11,818	1,595	27	(22)	14,365
Comprehensive income:
Net income					4,028
Unrealized losses on marketable securities, net of deferred taxes of $19						(36)
Reclassification adjustments for losses included in net income, net of deferred taxes of $10						19
Cumulative translation adjustments							(7)
Total comprehensive income								4,004
Stock compensation plans				58				58
Net capital contribution from parent				477				477

BALANCE, DECEMBER 31, 2003	22	916	9	12,353	5,623	10	(29)	18,904
Comprehensive income:
Net income					986
Reclassification adjustments for losses included in net income, net of deferred taxes of $1						(3)
Cumulative translation adjustments							23
Total comprehensive income								1,006
Net capital contribution from parent				2				2

BALANCE, DECEMBER 31, 2004	$22	$916	$9	$12,355	$6,609	$7	$(6)	$19,912

See notes to consolidated financial statements.

Notes to Consolidated Financial Statements

Years Ended December 31, 2004, 2003 and 2002

1. ORGANIZATION AND BUSINESS

We are an indirect, wholly-owned subsidiary of Comcast Corporation ("Comcast"), the largest cable operator in the United States. We are a Pennsylvania corporation that was organized in 1969 and we have developed, managed and operated broadband cable networks since 1963. On November 18, 2002, Comcast completed the acquisition of AT&T Corp.'s ("AT&T") broadband business (the "Broadband acquisition"). In connection with the closing of the Broadband acquisition, our shareholders received shares of Comcast Class A common stock, Class A Special common stock and Class B common stock in exchange for shares of our Class A common stock, Class A Special common stock and Class B common stock, respectively, based on an exchange ratio of 1 to 1. Comcast also issued stock options to purchase shares of Comcast common stock in exchange for all of our outstanding stock options, based on an exchange ratio of 1 to 1. As a result of Comcast's acquisition of Broadband, we are now an indirect, wholly-owned subsidiary of Comcast. The entities acquired in the Broadband acquisition are Comcast's subsidiaries but not our subsidiaries.

Our cable segment is principally involved in the development, management and operation of broadband communications networks in the United States. Our consolidated cable operations served approximately 8.5 million subscribers as of December 31, 2004. Our regional sports and news networks Comcast SportsNet ("CSN"), Comcast SportsNet Mid-Atlantic ("CSN Mid-Atlantic"), Comcast SportsNet Chicago ("CSN Chicago"), Cable Sports Southeast ("CSS"), and CN8—The Comcast Network ("CN8") are included in our cable segment because they derive a substantial portion of their revenues from our cable operations and are managed by cable segment management.

We conduct the national networks of our content segment through our consolidated subsidiaries E! Entertainment Television ("E!"), Style Network, The Golf Channel ("TGC"), Outdoor Life Network ("OLN"), G4 and International Channel Networks.

Our other businesses consist principally of Comcast-Spectacor, our group of businesses that perform live sporting events and own or manage facilities for sporting events, concerts, and other special events, and all other businesses and activities not presented in our cable and content segments.

On September 17, 2003, we sold our approximate 57% interest in QVC, Inc., which markets a wide variety of products directly to consumers primarily on merchandise-focused television programs. Accordingly, we present QVC as a discontinued operation pursuant to Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (see Note 4 ).

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements include our accounts and all entities that we directly or indirectly control.

Our presentation differs from the consolidated financial statements of Comcast by excluding both Comcast's corporate operations and certain cable operations, primarily those acquired from AT&T in November 2002. Subsequent to the Broadband acquisition, all of our and Comcast's cable operations are operated as a single, integrated cable business unit. Our consolidated financial statements reflect the assets, liabilities, revenues and expenses directly attributable to us, as well as allocations deemed reasonable by management, to present our financial position, results of operations and cash flows on a stand-alone basis. These allocations are further described in Note 13. All significant intercompany accounts and transactions between entities consolidated in our financial statements have been eliminated.

Variable Interest Entities

We account for our interests in variable interest entities ("VIEs") in accordance with Financial Accounting Standards Board ("FASB") Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), as amended by FIN 46R. We consolidate all VIEs for which we are the primary beneficiary and for which the entities do not effectively disperse risks among parties involved. We do not consolidate VIEs that effectively disperse risks unless we hold an interest or combination of interests that effectively recombines risks that were previously dispersed. We adopted the initial recognition and measurement provisions of FIN 46 effective January 1, 2002, and the provisions of FIN 46R effective March 31, 2004. The adoption of FIN 46 and FIN 46R did not have a material impact on our financial condition or results of operations.

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2004, 2003 and 2002

Our Use of Estimates

We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, which require us to make estimates and assumptions that affect the reported amounts and disclosures. Actual results could differ from those estimates. Estimates are used when accounting for various items, such as allowances for doubtful accounts, investments and derivative financial instruments, depreciation and amortization, asset impairment, non-monetary transactions, certain acquisition-related liabilities, programming related liabilities, income taxes and legal contingencies.

Fair Values

We have determined the estimated fair value amounts presented in these consolidated financial statements using available market information and appropriate methodologies. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. The estimates presented in these consolidated financial statements are not necessarily indicative of the amounts that we could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. We based these fair value estimates on pertinent information available to us as of December 31, 2004 and 2003. We have not comprehensively updated these fair value estimates for purposes of these consolidated financial statements since such dates.

Cash Equivalents

Cash equivalents consist principally of commercial paper, money market funds, US Government obligations and certificates of deposit with maturities of less than three months when purchased. The carrying amounts of our cash equivalents approximate their fair values.

Investments

Investments in entities in which we have the ability to exercise significant influence over the operating and financial policies of the investee are accounted for under the equity method. Equity method investments are recorded at original cost and adjusted to recognize our proportionate share of the investees' net income or losses after the date of investment, amortization of basis differences, additional contributions made and dividends received, and impairment charges resulting from adjustments to net realizable value. We generally record our proportionate share of our investees' net income or loss one quarter in arrears given the timing of the receipt of such information.

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

Unrestricted publicly traded investments are classified as available for sale or trading securities and recorded at their fair value. Unrealized gains or losses resulting from changes in fair value between measurement dates for available for sale securities are recorded as a component of other comprehensive income (loss) except for declines in value that we consider to be other than temporary. Unrealized gains or losses resulting from changes in fair value between measurement dates for trading securities are recorded as a component of investment income (loss), net. We recognize gains and losses using the specific identification method. Cash flows from all trading securities are classified as cash flows from operating activities, as required by SFAS No. 95, "Statement of Cash Flows," as amended, while cash flows from all other investment securities are classified as cash flows from investing activities in our statement of cash flows.

We review our investment portfolio each reporting period to determine whether a decline in the market value is considered to be other than temporary. Investments deemed to have experienced an other than temporary decline below their cost basis are reduced to their current fair market value. The impairment is charged to earnings and a new cost basis for the investment is established.

Restricted publicly traded investments and investments in privately held companies are stated at cost, adjusted for any known decrease in value (see Note 5 ).

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2004, 2003 and 2002

Property and Equipment

Depreciation is generally recorded using the straight-line method over estimated useful lives. The significant components of property and equipment are as follows (dollars in millions):

	Useful Life	December 31, 2004	December 31, 2003

Transmission and distribution plant	2-15 years	$10,694	$ 9,815
Buildings and building improvements	2-40 years	677	639
Land	N/A	55	65
Other	3-12 years	541	508

Property and equipment, at cost		11,967	11,027
Less: accumulated depreciation		(5,410)	(4,456)

Property and equipment, net		$ 6,557	$ 6,571

We capitalize improvements that extend asset lives and expense other repairs and maintenance charges as incurred. The cost and related accumulated depreciation applicable to assets sold or retired are removed from the accounts and unless they are presented separately, the gain or loss on disposition is recognized as a component of depreciation expense.

We capitalize the costs associated with the construction of cable transmission and distribution facilities and new cable service installations. Costs include all direct labor and materials, as well as various indirect costs.

Asset Retirement Obligations

Certain of our franchise agreements and leases contain provisions requiring us to restore facilities or remove equipment in the event that the franchise or lease agreement is not renewed. We expect to continually renew our franchise agreements and have concluded that the related franchise right is an indefinite-lived intangible asset. Accordingly, the possibility is remote that we would be required to incur significant restoration or removal costs in the foreseeable future. SFAS No. 143, "Accounting for Asset Retirement Obligations," requires that a liability be recognized for an asset retirement obligation in the period in which it is incurred if a reasonable estimate of fair value can be made. We would record an estimated liability in the unlikely event a franchise agreement containing such a provision were no longer expected to be renewed. We also expect to renew many of our lease agreements related to the continued operation of our cable business in the franchise areas. For our lease agreements, the liabilities related to the removal provisions, if any, are either not estimable or are not material.

Intangible Assets

Cable franchise rights represent the value attributed to agreements with local authorities that allow access to homes in cable service areas acquired in connection with business combinations. We do not amortize cable franchise rights because we have determined that they have an indefinite life. We reassess this determination periodically for each franchise based on the factors included in SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). Costs we incur in negotiating and renewing cable franchise agreements are included in other intangible assets and are amortized on a straight-line basis over the term of the franchise renewal period, generally 10 years.

Goodwill is the excess of the acquisition cost of an acquired entity over the fair value of the identifiable net assets acquired. We test our goodwill and intangible assets that are determined to have an indefinite life for impairment at least annually.

Other intangible assets consist principally of franchise related customer relationships acquired in business combinations subsequent to the adoption of SFAS No. 141, "Business Combinations" ("SFAS No. 141"), on July 1, 2001, cable and satellite television distribution rights, cable franchise renewal costs, contractual operating rights, computer software, programming costs and rights, and non-competition agreements. We record these costs as assets and amortize them on a straight-line basis over the term of the related agreements or estimated useful life, which generally range from 2 to 20 years.

Our content subsidiaries enter into multi-year affiliation agreements with various cable and satellite television system operators for carriage of their respective programming. We capitalize cable or satellite television distribution rights and amortize them on a straight-line basis over the term of the related distribution agreements of 4 to 11 years. We classify the amortization of distribution fees paid by our content subsidiaries pursuant to Emerging Issues Task Force ("EITF") 01-09, "Accounting for Consideration Given to a Customer (including a reseller of the Vendors Products)." Under EITF 01-09, the amortization of such

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2004, 2003 and 2002

fees is classified as a reduction of revenue unless the content subsidiary receives, or will receive, an identifiable benefit from the cable or satellite system operator separate from the distribution fee, in which case we recognize the fair value of the identified benefit as an operating expense in the period in which it is received.

Direct development costs associated with internal-use software are capitalized, including external direct costs of material and services, and payroll costs for employees devoting time to the software projects. Such costs are included within other assets and are amortized over a period not to exceed 5 years beginning when the asset is substantially ready for use. Costs incurred during the preliminary project stage, as well as maintenance and training costs, are expensed as incurred. Initial operating-system software costs are capitalized and amortized over the life of the associated hardware.

Valuation of Long-Lived and Indefinite-Lived Assets

In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," we periodically evaluate the recoverability and estimated lives of our long-lived assets, including property and equipment and intangible assets subject to amortization, whenever events or changes in circumstances indicate that the carrying amount may not be recoverable or the useful life has changed. Our evaluations include analyses based on the cash flows generated by the underlying assets, profitability information, including estimated future operating results, trends or other determinants of fair value. If the total of the expected future undiscounted cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and the carrying value of the asset. Unless presented separately, the loss is included as a component of either depreciation expense or amortization expense, as appropriate.

We evaluate the recoverability of our goodwill and indefinite life intangible assets annually or more frequently whenever events or changes in circumstances indicate that the assets might be impaired. We perform the impairment assessment of our goodwill one level below the business segment level, except for our cable business. In our cable business, components one level below the segment level are not separate reporting units and also have similar economic characteristics that allow them to be aggregated into one reporting unit at the cable segment level.

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

Upon adoption of SFAS No. 142 in 2002, we performed the impairment assessment of our cable franchise rights at the cable segment level based on our analysis of the factors outlined in EITF 02-07, "Unit of Accounting for Testing Impairment of Indefinite-Lived Intangible Assets." Effective in the first quarter of 2004, we changed the unit of accounting used for testing impairment to geographic regions and performed impairment testing on our cable franchise rights. We did not record any impairment charge in connection with the change in impairment testing.

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

Revenue Recognition

We recognize video, high-speed Internet, and phone revenues as service is provided. We manage credit risk by screening applicants for potential risk through the use of credit bureau data. If a customer's account is delinquent, various measures are used to collect outstanding amounts, up to and including termination of the customer's cable service. We recognize advertising sales revenue at estimated realizable values when the advertising is aired. Installation revenues obtained from the connection of subscribers to our broadband communications network are less than related direct selling costs. Therefore, such revenues are recognized as connections are completed. Revenues derived from other sources are recognized when services are provided or events occur. Under the terms of our franchise agreements, we are generally required to pay up to 5% of our gross revenues derived from providing cable services to the local franchising authority. We normally pass these fees through to our cable subscribers. We classify fees collected from cable subscribers as a component of revenues pursuant to EITF 01-14, "Income Statement Characterization of Reimbursements Received for "Out-of-Pocket' Expenses Incurred."

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2004, 2003 and 2002

Our content businesses recognize affiliate fees from cable and satellite television system operators as programming is provided. Advertising revenue is recognized in the period in which commercial announcements or programs are telecast in accordance with the broadcast calendar. In some instances, our content businesses guarantee viewer ratings for their programming. Revenue is deferred to the extent of an estimated shortfall in the ratings. Such shortfalls are primarily settled by providing additional advertising time, at which point the revenue is recognized.

Programming Costs

Our cable subsidiaries have received or may receive incentives from programming networks for carriage of their programming. We recognize these fees as a reduction of programming costs (which are included in operating expenses) over the term of the programming contract and reflect the deferred portion of the fees within noncurrent liabilities.

Stock-Based Compensation

We account for stock-based compensation in accordance with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," ("APB No. 25"), and related interpretations, as permitted by SFAS No. 123, "Accounting for Stock-Based Compensation," as amended. Compensation expense for stock options is measured as the excess, if any, of the quoted market price of Comcast's stock at the date of the grant over the amount an optionee must pay to acquire the stock. We record compensation expense for restricted stock awards based on the quoted market price of Comcast's stock at the date of the grant and the vesting period. We record compensation expense for stock appreciation rights based on the changes in quoted market prices of the underlying stock or other determinants of fair value (see Note 8 ).

The following table illustrates the effect on net income (loss) if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation. Total stock-based compensation expense was determined under the fair value method for all awards using the accelerated recognition method as permitted under SFAS No. 123 (dollars in millions, except per share data):

Year Ended December 31,	2004	2003	2002

Net income (loss), as reported	$986	$4,028	$(20)
Add: Stock-based compensation expense included in net income (loss), as reported above	12	5	11
Deduct: Stock-based compensation expense determined under fair value based method for all awards relating to continuing operations, net of related tax effects	(91)	(87)	(126)
Deduct: Stock-based compensation expense determined under fair value based method for all awards relating to discontinued operations, net of related tax effects	—	(12)	(19)

Pro forma, net income (loss)	$907	$3,934	$(154)

On December 23, 2004, the Compensation Committee of Comcast's Board of Directors approved the acceleration of vesting of all unvested options granted prior to January 1, 2003, to purchase shares of Comcast's Class A Special common stock having an exercise price of $34 or greater and held by current employees. Options with respect to approximately 15.6 million shares of Comcast's Class A Special common stock were subject to this acceleration. This acceleration was effective as of December 31, 2004, except for those holders of incentive stock options ("ISOs"), who were given the opportunity to decline the acceleration of an option if such acceleration would have the effect of changing the status of the option for federal income tax purposes from an ISO to a non-qualified stock option. Because these options had exercise prices in excess of current market values (are "underwater") and were not fully achieving their original objectives of incentive compensation and employee retention, the acceleration may have a positive effect on employee morale, retention and perception of option value. The acceleration also takes into account the fact that in December 2004, Comcast completed the repurchase of stock options held by certain non-employees for cash (including underwater options) under a stock option liquidity program, and that no such offer (nor any other "solution" for underwater options) was made to current employees. The effect of the acceleration of approximately $10 million, net of tax, is reflected in our 2004 pro forma amounts above. This acceleration eliminates the future compensation expense we would otherwise recognize in our statement of operations with respect to these options once FASB Statement No. 123R, "Share-Based Payment," ("SFAS No. 123R") becomes effective in 2005 (see Note 3 ).

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2004, 2003 and 2002

The weighted-average fair value at date of grant of a Comcast Class A common stock option granted under Comcast's option plans during 2004, 2003 and 2002 was $11.45, $10.18 and $9.24, respectively. The weighted-average fair value at date of grant of a Comcast Class A Special common stock option granted under Comcast's option plans during 2002 was $13.72. The fair value of each option granted during 2004, 2003 and 2002 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2004	2003	2002
	Class A Common Stock	Class A Common Stock	Class A Common Stock	Class A Special Common Stock

Dividend yield	0%	0%	0%	0%
Expected volatility	28.6%	29.2%	28.4%	29.6%
Risk-free interest rate	3.6%	3.3%	4.1%	4.9%
Expected option lives (in years)	7.0	6.2	7.0	7.0
Forfeiture rate	3.0%	3.0%	3.0%	3.0%

The pro forma effect on net income (loss) for the years ended December 31, 2004, 2003 and 2002 by applying SFAS No. 123 may not be indicative of the pro forma effect on net income or loss in future years since SFAS No. 123 does not take into consideration additional awards that may be granted in future years.

Postretirement and Postemployment Benefits

We charge to operations the estimated costs of retiree benefits and benefits for former or inactive employees, after employment but before retirement, during the years the employees provide services.

Income Taxes

We recognize deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of our assets and liabilities and the expected benefits of utilizing net operating loss carryforwards. The impact on deferred taxes of changes in tax rates and laws, if any, applied to the years during which temporary differences are expected to be settled, are reflected in the consolidated financial statements in the period of enactment (see Note 9 ).

We account for income tax uncertainties that arise in connection with business combinations and those that are associated with entities acquired in business combinations in accordance with EITF 93-7, "Uncertainties Related to Income Taxes in a Purchase Business Combination." Deferred tax assets and liabilities are recorded at the date of a business combination based on our best estimate of the ultimate tax basis that will be accepted by the various taxing authorities. Liabilities for contingencies associated with prior tax returns filed by the acquired entity are recorded based on our best estimate of the ultimate settlement that will be accepted by the various taxing authorities. Estimated interest expense on these liabilities subsequent to the acquisition is reflected in our consolidated tax provision. We adjust these deferred tax accounts and liabilities periodically to reflect revised estimated tax bases and any estimated settlements with the various taxing authorities. The effect of these adjustments is generally applied to goodwill.

Derivative Financial Instruments

We use derivative financial instruments for a number of purposes. We manage our exposure to fluctuations in interest rates by entering into interest rate exchange agreements ("swaps"), interest rate lock agreements ("rate locks"), interest rate cap agreements ("caps") and interest rate collar agreements ("collars"). We manage our exposure to fluctuations in the value of some of our investments by entering into equity collar agreements ("equity collars") and equity put option agreements ("equity put options"). We are also party to equity warrant agreements ("equity warrants"). We have issued indexed debt instruments ("ZONES") and entered into prepaid forward sale agreements ("prepaid forward sales") whose value, in part, is derived from the market value of certain publicly traded common stock, and we have also sold call options on some of our investments in equity securities in order to monetize a portion of those investments.

For derivative instruments designated and effective as fair value hedges, such as our fixed to variable swaps, changes in the fair value of the derivative instrument are substantially offset in the consolidated statement of operations by changes in the fair value of the hedged item. For derivative instruments designated as cash flow hedges, such as our rate locks, the effective portion of any hedge is reported in other comprehensive income (loss) until it is recognized in earnings during the same period in which the hedged item affects earnings. The ineffective portion of all hedges is recognized in current earnings each period. Changes in the fair value of derivative instruments that are not designated as a hedge are recorded each period in current earnings.

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2004, 2003 and 2002

When a fair value hedge is terminated, sold, exercised or has expired, the adjustment in the carrying amount of the fair value hedged item is deferred and recognized in earnings when the hedged item is recognized in earnings. When a hedged item is settled or sold, the adjustment in the carrying amount of the hedged item is recognized in earnings. When hedged variable rate debt is settled, the previously deferred effective portion of the hedge is written off similar to debt extinguishment costs.

Equity warrants and equity collars are adjusted to estimated fair value on a current basis with the result included in investment income (loss), net in our consolidated statement of operations.

Derivative instruments embedded in other contracts, such as our ZONES and prepaid forward sales, are separated into their host and derivative financial instrument components. The derivative component is recorded at its estimated fair value in our consolidated balance sheet with changes in estimated fair value recorded in investment income (loss), net in our consolidated statement of operations.

All derivative transactions must comply with Comcast's Board-authorized derivatives policy. We do not hold or issue any derivative financial instruments for speculative or trading purposes and are not a party to leveraged instruments (see Note 7). We manage the credit risks associated with our derivative financial instruments through the evaluation and monitoring of the creditworthiness of the counterparties. Although we may be exposed to losses in the event of nonperformance by the counterparties, we do not expect such losses, if any, to be significant.

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

Reclassifications

Reclassifications have been made to the prior years' consolidated financial statements to conform to those classifications used in 2004.

3.    RECENT ACCOUNTING PRONOUNCEMENTS

EITF 03-16

In March 2004, the EITF reached a consensus regarding Issue No. 03-16, "Accounting for Investments in Limited Liability Companies" ("EITF 03-16"). EITF 03-16 requires investments in limited liability companies ("LLCs") that have separate ownership accounts for each investor to be accounted for similar to a limited partnership investment under Statement of Position No. 78-9, "Accounting for Investments in Real Estate Ventures." Investors are required to apply the equity method of accounting to their investments at a much lower ownership threshold than the 20% threshold applied under APB No. 18, "The Equity Method of Accounting for Investments in Common Stock." We adopted EITF 03-16 on July 1, 2004. The adoption of EITF 03-16 did not have a material impact on our financial condition or results of operations.

EITF 04-1

In September 2004, the EITF reached a consensus regarding Issue No. 04-1, "Accounting for Preexisting Relationships Between the Parties to a Business Combination" ("EITF 04-1"). EITF 04-1 requires an acquirer in a business combination to evaluate any preexisting relationship with the acquiree to determine if the business combination in effect contains a settlement of the preexisting relationship. A business combination between parties with a preexisting relationship should be viewed as a multiple element transaction. EITF 04-1 is effective for business combinations after October 13, 2004, but requires goodwill resulting from prior business combinations involving parties with a preexisting relationship to be tested for impairment by applying the guidance in the consensus. We will apply EITF 04-1 to acquisitions subsequent to the effective date and in our future goodwill impairment testing.

SFAS No. 123R

In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS No. 123R"), which replaces SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123") and supercedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values, beginning with the first interim or annual period after June 15, 2005,

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2004, 2003 and 2002

with early adoption encouraged. In addition, SFAS No. 123R will cause unrecognized expense (based on the amounts in our pro forma footnote disclosure) related to options vesting after the date of initial adoption to be recognized as a charge to results of operations over the remaining vesting period. We are required to adopt SFAS No. 123R in our third quarter of 2005, beginning July 1, 2005. Under SFAS No. 123R, we must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at the date of adoption. The transition alternatives include prospective and retroactive adoption methods. Under the retroactive methods, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and share awards at the beginning of the first quarter of adoption of SFAS No. 123R, while the retroactive methods would record compensation expense for all unvested stock options and share awards beginning with the first period restated. We are evaluating the requirements of SFAS No. 123R and we expect that the adoption of SFAS No. 123R will have a material impact on our consolidated results of operations. We have not determined the method of adoption or the effect of adopting SFAS No. 123R.

4.    ACQUISITIONS AND OTHER SIGNIFICANT EVENTS

Pro forma information reflecting our 2004 and 2003 transactions is not presented due to immateriality.

2004 Activity

TechTV

On May 10, 2004, we completed the acquisition of TechTV Inc. by acquiring all outstanding common and preferred stock of TechTV from Vulcan Programming Inc. for approximately $300 million in cash. Substantially all of the purchase price has been recorded to intangible assets based on a preliminary allocation of value and is being amortized over a period of 2 to 12 years. On May 28, 2004, G4 and TechTV began operating as one network that is available to approximately 47 million cable and satellite homes nationwide as of December 31, 2004. We have classified G4 as part of our content business segment (see Note 12). The effects of our acquisition of TechTV have been reflected in our consolidated statement of operations from the date of the transaction.

Liberty Exchange Agreement

On July 28, 2004, we exchanged approximately 120 million shares of Liberty Media Corporation ("Liberty") Series A common stock that we held (see Note 5), valued at approximately $1.022 billion based upon the price of Liberty common stock on the closing date of the transaction, with Liberty for 100% of the stock of Liberty's subsidiary, Encore ICCP, Inc. Encore's assets consisted of cash of approximately $547 million, a 10.4% interest in E! and 100% of International Channel Networks. We also received all of Liberty's rights, benefits and obligations under the TCI Music contribution agreement (an agreement between another Comcast cable subsidiary and Liberty), which resulted in the resolution of all pending litigation between Liberty and Comcast regarding the contribution agreement. The Liberty exchange increased our portfolio of programming investments because we now own 50.1% of E! and 100% of International Channel Networks. The exchange was structured as a tax free transaction. We allocated the value of the shares exchanged in the transaction among cash, our additional investment in E!, International Channel Networks and the resolution of the litigation related to the contribution agreement. The values of certain of these assets and liabilities are based on preliminary valuations and are subject to adjustment as the valuation reports are obtained. The effects of our acquisition of the additional interest in E! and our acquisition of International Channel Networks have been reflected in our consolidated statement of operations from the date of the transaction.

2003 Activity

Comcast SportsNet Chicago

In December 2003, we, in conjunction with affiliates of the Chicago Blackhawks, Bulls, Cubs and White Sox professional sports teams, formed CSN Chicago. This 24-hour regional sports network is available to approximately 2.8 million Chicago-area cable and satellite subscribers as of December 31, 2004. We acquired our controlling interest in this network for approximately $87 million in cash, which was allocated to contract-related intangibles and is being amortized over a period of 15 years. The results of CSN Chicago have been included in our consolidated financial statements since the date of formation.

The Golf Channel

In December 2003, we acquired the approximate 8.6% interest in TGC previously held by the Tribune Company for $100 million in cash. This amount has been allocated to cable and satellite television distribution rights, which is being amortized over a period of approximately eight years, and to goodwill. As a result, we now own 99.9% of TGC.

Sale of QVC

On September 17, 2003, we completed the sale to Liberty of all shares of QVC common stock held by a number of our direct wholly-owned subsidiaries for an aggregate value of approximately $7.7 billion, consisting of $4 billion principal amount of Liberty's Floating

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2004, 2003 and 2002

Rate Senior Notes due 2006 (the "Liberty Notes"), $1.35 billion in cash and approximately 218 million shares of Liberty Series A common stock. The shares had a fair value on the closing date of $10.73 per share. As a condition of closing, some equity awards were required to be settled. The cost of settling the awards was included in the costs of the transaction. The consideration received, net of transaction costs, over our carrying value of the net assets of QVC resulted in a gain of approximately $3.290 billion, net of approximately $2.865 billion of related income taxes.

The results of operations of QVC prior to its disposition are included within income from discontinued operations, net of tax as follows (dollars in millions):

Year Ended December 31,	2003	2002

Revenues	$2,915	$4,381
Income before income taxes and minority interest	$496	$624
Income tax expense	$184	$263

For financial reporting purposes, the QVC transaction is presented as having occurred on September 1, 2003. As such, the 2003 period includes QVC operations through August 31, 2003, as reported to us by QVC.

5. INVESTMENTS

(Dollars in millions) December 31,	2004	2003

Fair value method
Liberty Media Corporation	$1,098	$2,644
Liberty Media International	366	—
Sprint	701	349
Other	24	41

	2,189	3,034
Equity method	268	331
Cost method	118	137

Total investments	2,575	3,502
Less, current investments	87	139

Noncurrent investments	$2,488	$3,363

Fair Value Method

We hold unrestricted equity investments, which we account for as available for sale or trading securities, in publicly traded companies. Our investments in Liberty, Liberty Media International, Inc. ("Liberty International") and Sprint are accounted for as trading securities. The net unrealized pre-tax gains on investments accounted for as available for sale securities as of December 31, 2003, of $42 million has been reported in our consolidated balance sheet principally as a component of accumulated other comprehensive income (loss), net of related deferred income taxes of $15 million.

On June 7, 2004, we received approximately 11 million shares of Liberty International Series A common stock in connection with the spin-off by Liberty of Liberty International. In the spin-off, each share of Liberty Series A and Series B common stock received 0.05 shares of the new Liberty International Series A common stock. Approximately 5 million of these shares collateralize a portion of the 10 year prepaid forward sale of Liberty common stock that we entered into in December 2003 (see below). On December 2, 2004, we sold 3 million shares of Liberty International Series A common stock to Liberty in a private transaction for proceeds of $128 million.

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2004, 2003 and 2002

The cost, fair value and unrealized gains and losses related to our available for sale securities are as follows (dollars in millions):

December 31,	2004	2003

Cost	$19	$44
Unrealized gains	—	43
Unrealized losses	—	(1)

Fair value	$19	$86

Proceeds from the sales of available for sale securities for the years ended December 31, 2004, 2003 and 2002 were $64 million, $1.213 billion and $852 million, respectively. Gross realized gains and losses on these sales for the years ended December 31, 2004, 2003 and 2002 were $9 million, $23 million and ($47) million, respectively.

During 2003, we sold all $4.0 billion principal amount of the Liberty Notes that we received in the sale of QVC for net proceeds of approximately $4.0 billion. In December 2003, we entered into a 10 year prepaid forward sale of 100 million shares of Liberty common stock and received $894 million in cash. At maturity, the counterparty is entitled to receive Liberty and Liberty International common stock, or an equivalent amount of cash at our option, based upon the market value of Liberty common stock at the time.

Equity Method

Our recorded equity method investments exceed our proportionate interests in the book value of the investees' net assets by $145 million and $283 million as of December 31, 2004 and 2003, respectively (principally related to our investment in Susquehanna Cable at December 31, 2004 and 2003, and Discovery Health, LLC at December 31, 2003). As a result of the adoption of SFAS No. 142, we do not amortize the portion of the basis difference attributable to goodwill but will continue to test such excess for impairment in accordance with APB Opinion 18, "The Equity Method of Accounting for Investments in Common Stock."

Equity in net losses of affiliates for the year ended December 31, 2004 and 2002, includes impairment losses of $3 million and $31 million, respectively, related principally to other than temporary declines in our investments in and advances to certain of our equity method investees.

Summarized financial information for investments deemed significant and accounted for under the equity method was as follows (dollars in millions):

	(A)GSI Commerce, Inc.		Broadnet Consorcio, S.A.
For the years ended December 31,	2003	2002	2004	2003	2002

Revenues	$147	$173	$5	$3	$1
Operating loss	(16)	(30)	(15)	(17)	(23)
Loss from continuing operations before extraordinary items and cumulative effect of accounting change	(15)	(34)	(15)	(18)	(23)
Net loss	(15)	(34)	(15)	(18)	(23)

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

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2004, 2003 and 2002

Investment Income (Loss), Net

Investment income (loss), net includes the following (dollars in millions):

Year ended December 31,	2004	2003	2002

Interest, dividend and other investment income (expense)	$(16)	$69	$34
Gains (losses) on sales and exchanges of investments, net	43	24	(48)
Investment impairment charges	(15)	(71)	(247)
Unrealized gains (losses) on trading securities	365	314	(1,446)
Mark to market adjustments on derivatives related to trading securities	34	(164)	1,182
Mark to market adjustments on derivatives and hedged items	(6)	—	(71)

Investment income (loss), net	$405	$172	$(596)

The investment impairment charges for the years ended December 31, 2003 and 2002, relate principally to other than temporary declines in our investment in AT&T.

6.    GOODWILL AND INTANGIBLE ASSETS

The changes in the carrying amount of goodwill by business segment (see Note 12) for the periods presented are as follows (dollars in millions):

	Cable	Content	Other	Total

Balance, December 31, 2002	$4,693	$722	$196	$5,611
Acquisitions	—	52	—	52
Intersegment transfers	20	—	(20)	—

Balance, December 31, 2003	4,713	774	176	5,663
Acquisitions	1	50	18	69
Purchase price allocation adjustments	—	—	4	4

Balance, December 31, 2004	$4,714	$824	$198	$5,736

The gross carrying amount and accumulated amortization of our intangible assets subject to amortization are as follows (in millions):

December 31,	2004		2003

	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Cable and satellite television distribution rights	$1,363	($508)	$1,278	($419)
Cable franchise renewal costs and contractual operating rights	652	(161)	326	(110)
Computer software	126	(67)	91	(52)
Programming costs and rights	560	(371)	338	(274)
Non-competition agreements and other	365	(188)	339	(167)

	$3,066	$(1,295)	$2,372	$(1,022)

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2004, 2003 and 2002

As of December 31, 2004, the weighted average amortization period for our intangible assets subject to amortization is 4.9 years and estimated related amortization expense for each of the next five years ended December 31 is as follows (dollars in millions):

2005	$272
2006	243
2007	184
2008	169
2009	145

7.    LONG-TERM DEBT

(Dollars in millions) December 31,	Weighted Average Interest Rate at December 31, 2004	2004	2003

Senior notes, due 2004–2027	7.35%	$6,222	$6,779
Senior subordinated notes, due 2006–2012	10.58%	363	372
ZONES due 2029	2.00%	708	783
Other, including capital lease obligations	—	265	267

		7,558	8,201
Less: current portion		732	373

		$6,826	$7,828

Maturities of long-term debt outstanding as of December 31, 2004, for the four years after 2005 are as follows (dollars in millions):

2006	$639
2007	614
2008	1,151
2009	1,034

The Cross-Guarantee Structure

To simplify Comcast's capital structure, Comcast and certain of its cable holding company subsidiaries, including our wholly-owned subsidiary Comcast Cable Communications, LLC ("Comcast Cable"), have unconditionally guaranteed each other's debt securities and indebtedness for borrowed money. As of December 31, 2004, $20.223 billion of Comcast's debt securities were entitled to the benefits of the cross-guarantee structure, including $6.343 billion of Comcast Cable's debt securities. Comcast Holdings Corporation is not a guarantor, and none of its debt is guaranteed. As of December 31, 2004, $950 million of debt was outstanding at Comcast Holdings Corporation.

Lines and Letters of Credit

As of December 31, 2004, certain of our subsidiaries had unused lines of credit of $287 million under their respective credit facilities.

As of December 31, 2004, certain of our subsidiaries had unused irrevocable standby letters of credit totaling $13 million to cover potential fundings under various agreements.

Repayments of Senior Notes

In March 2004, we repaid all $250 million principal amount of our 8.875% senior notes due 2007. In May 2004, we repaid all $300 million principal amount of our 8.125% senior notes due 2004. These repayments were both financed with available cash.

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

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2004, 2003 and 2002

We separated the accounting for the ZONES into derivative and debt components. We record the change in the fair value of the derivative component of the ZONES (see Note 5) and the change in the carrying value of the debt component of the ZONES as follows (in millions):

Year Ended December 31, 2004	ZONES

Balance at Beginning of Year:
Debt component	$515
Derivative component	268

Total	783
Change in debt component to interest expense	25
Change in derivative component to investment income (loss), net	(100)
Balance at End of Year:
Debt component	540
Derivative component	168

Total	$708

Interest Rates

Excluding the derivative component of the ZONES whose changes in fair value are recorded to investment income (loss), net, our effective weighted average interest rate on our total debt outstanding was 7.48% and 7.56% as of December 31, 2004 and 2003, respectively. As of December 31, 2004 and 2003, accrued interest was $111 million and $117 million, respectively.

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

The following table summarizes the terms of our existing swaps. As of December 31, 2004 and 2003, all of our swaps are with Comcast and have identical terms to the swaps that Comcast has entered into with third-party counterparties (dollars in millions):

	Notional Amount	Maturities	Average Pay Rate	Average Receive Rate	Estimated Fair Value

As of December 31, 2004
Fixed to Variable Swaps	$1,750	2006-2009	5.8%	6.5%	$(23)
As of December 31, 2003
Variable to Fixed Swaps	$1,550	2006-2009	4.4%	6.5%	$(20)

The notional amounts of interest rate instruments, as presented in the above table, are used to measure interest to be paid or received and do not represent the amount of exposure to credit loss. The estimated fair value approximates the costs to settle the outstanding contracts. Swaps and rate locks represent an integral part of our interest rate risk management program. During 2004, we decreased our interest expense by approximately $25 million through our interest rate risk management program. Our interest rate derivative financial instruments did not have a significant effect on interest expense for the years ended December 31, 2003 and 2002.

Estimated Fair Value

Our debt had estimated fair values of $8.766 billion and $9.243 billion as of December 31, 2004 and 2003, respectively. The estimated fair value of our publicly traded debt is based on quoted market prices for that debt. Interest rates that are currently available to us for issuance of debt with similar terms and remaining maturities are used to estimate fair value for debt issues for which quoted market prices are not available.

Debt Covenants

Some of our subsidiaries' loan agreements require that we maintain financial ratios based on debt, interest and operating income before depreciation and amortization, as defined in the agreements. In addition, some of our subsidiary loan agreements contain restrictions on dividend payments and advances of funds to us. We were in compliance with all financial covenants for all periods presented.

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2004, 2003 and 2002

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

The following table summarizes our share activity for the year ended December 31, 2002:

	Common Stock

	Class A	Class A Special	Class B

Balance, January 1, 2002	21,829,422	913,931,554	9,444,375
Stock compensation plans	—	1,803,330	—
Retirement of common stock	(238,307)	—	—
Employee Stock Purchase Plan	—	463,635	—
Balance, December 31, 2002	21,591,115	916,198,519	9,444,375

There has been no activity in these shares since December 31, 2002.

Stock-Based Compensation Plans

As of December 31, 2004, Comcast and our subsidiaries have several stock-based compensation plans for certain employees, officers and directors. These plans are described below.

 Comcast Option Plans.    Comcast maintains stock option plans for certain employees, directors and other persons under which fixed stock options are granted and the option price is generally not less than the fair value of a share of the underlying stock at the date of grant (collectively, the "Comcast Option Plans"). Under the Comcast Option Plans, approximately 182 million shares of Comcast's Class A and Class A Special common stock, a portion of which is attributable to our employees, were reserved for issuance upon the exercise of options, including those outstanding as of December 31, 2004. Option terms are generally ten years, with options generally becoming exercisable between two and nine-and-one-half years from the date of grant.

The administration of Comcast's stock option plans does not provide for the separate determination of certain disclosures for our company. The required information is provided on a consolidated basis in Comcast's Annual Report on Form 10-K for the year ended December 31, 2004.

 Subsidiary Option Plans.    Some of our subsidiaries maintain combination stock option/stock appreciation rights ("SAR") plans (collectively, the "Tandem Plans") for employees, officers, directors and other designated persons. Under the Tandem Plans, the option price is generally not less than the fair value, as determined by an independent appraisal, of a share of the underlying common stock at the date of grant. If the eligible participant elects the SAR feature of the Tandem Plans, the participant receives 75% of the excess of the fair value of a share of the underlying common stock over the exercise price of the option to which it is attached at the exercise date. The holders of a majority of the outstanding options have stated an intention not to exercise the SAR feature of the Tandem Plans. Because the exercise of the option component is more likely than the exercise of the SAR feature, compensation expense is measured based on the stock option component. Under the Tandem Plans, option/SAR terms are ten years from the date of grant, with options/SARs generally becoming exercisable over four to five years from the date of grant.

Other Stock-Based Compensation Plans

Comcast maintains a restricted stock plan under which certain employees may be granted restricted share awards in Comcast's Class A or Class A Special common stock (the "Restricted Stock Plan"). The share awards vest annually, generally over a period not to

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2004, 2003 and 2002

exceed five years from the date of the award, and do not have voting rights. At December 31, 2004, there were 913,000 shares of Comcast's Class A common stock and 227,000 shares of Comcast's Class A Special common stock issuable in connection with restricted share awards under the Restricted Stock Plan.

The following table summarizes information related to Comcast's Restricted Stock Plan:

Year Ended December 31,	2004	2003	2002

Share awards granted (in thousands)	824	138	61
Weighted-average fair value per share at date of grant	$29.73	$31.72	$28.47
Compensation expense (in millions)	$10	$6	$8

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

Pursuant to the terms of our tax sharing arrangement, federal income tax benefits from both losses and tax credits are made available to us as we are able to realize such benefits on a separate return basis. We owe Comcast for federal income taxes an amount equal to the amount of tax we would pay if we filed a separate tax return (see Note 10 ). Income tax (expense) benefit consists of the following components (dollars in millions):

Year Ended December 31,	2004	2003	2002

Current (expense) benefit
Federal	$(425)	$356	$89
State	(155)	48	(38)

	(580)	404	51

Deferred (expense) benefit
Federal	(208)	(714)	(23)
State	73	(11)	(12)

	(135)	(725)	(35)

Income tax (expense) benefit	$(715)	$(321)	$16

Our effective income tax (expense) benefit differs from the statutory amount because of the effect of the following items (dollars in millions):

Year Ended December 31,	2004	2003	2002

Federal tax at statutory rate	$(605)	$(331)	$70
State income taxes, net of federal benefit	(53)	24	(33)
Foreign income and equity in net losses of affiliates	(10)	1	4
Adjustments to prior year accrual	(48)	(15)	(25)
Other	1	—	—

Income tax (expense) benefit	$(715)	$(321)	$16

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2004, 2003 and 2002

Our net deferred tax liability consists of the following components (dollars in millions):

December 31,	2004	2003

Deferred tax assets:
Net operating loss carryforwards	$293	$184
Non-deductible accruals and other	163	149

	456	333

Deferred tax liabilities:
Differences between book and tax basis of property and equipment and intangible assets	7,776	7,292
Differences between book and tax basis of investments	231	732
Differences between book and tax basis of indexed debt securities	733	623

	8,740	8,647

Net deferred tax liability	$8,284	$8,314

We decreased net deferred income tax liabilities by an additional $150 million in 2004, principally in connection with adjustments made to the Liberty exchange and the TechTV acquisition. We recorded decreases of $15 million, $9 million and $73 million to deferred income tax liabilities in 2004, 2003 and 2002, respectively, in connection with unrealized gains (losses) on marketable securities and cash flow hedges that are included in other comprehensive income (loss).

We have recorded net deferred tax liabilities of $1 million and $26 million as of December 31, 2004 and 2003, respectively, which have been included in current liabilities, related primarily to current investments. We have various state net operating loss carryforwards that expire in periods through 2024. The determination of the state net operating loss carryforwards are dependent upon the subsidiaries' taxable income or loss, apportionment percentages, and other respective state laws, which can change year-to-year and impact the amount of such carryforward.

In 2004 and 2002, income tax benefits attributable to employee stock option transactions of approximately $2 million and $27 million, respectively, were allocated to stockholders' equity.

In the normal course of business, Comcast's and our tax returns are subject to examination by various taxing authorities. Such examinations may result in future tax and interest assessments by these taxing authorities, and we have accrued a liability when we believe that it is probable that we will be assessed. Differences between the estimated and actual amounts determined upon ultimate resolution, individually or in the aggregate, are not expected to have a material adverse effect on our consolidated financial position but could possibly be material to our consolidated results of operations or cash flow of any one period.

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2004, 2003 and 2002

10. STATEMENT OF CASH FLOWS—SUPPLEMENTAL INFORMATION

The following table summarizes our cash payments for interest and income taxes (dollars in millions):

Year Ended December 31,	2004	2003	2002

Interest	$567	$639	$667
Income taxes	$122	$1,407	$32

During 2004:

  •
  Comcast received federal income tax refunds of approximately $591 million, of which we received approximately $131 million;

  •
  property, plant and equipment allocations were made with another Comcast subsidiary through non-cash intercompany transactions resulting in net transfers in of $7 million;

  •
  we recorded additional liabilities of approximately $32 million relating to a subsidiary of Comcast, a transaction that is considered a non-cash financing activity. This additional liability resulted in a corresponding increase to due from affiliates, net, in our consolidated balance sheet;

  •
  we issued shares of G4 with a value of approximately $70 million in connection with the acquisition of TechTV (see Note 4), which is considered a non-cash financing and investing activity; and

  •
  we received non-cash consideration of approximately $475 million in connection with the Liberty Exchange Agreement (see Note 4), which is considered a non-cash investing activity.

During 2003:

  •
  we received 218 million Liberty shares and $4 billion of Liberty Notes in connection with the sale of QVC, which are non-cash investing activities (see Note 4);

  •
  Comcast transferred certain assets to us through non-cash intercompany transactions in the amount of $158 million; and

  •
  cash payments for income taxes include $1.330 billion paid to Comcast, primarily as a result of our sale of QVC (see Notes 4 and 9).

During 2002:

  •
  Comcast made a non-cash capital contribution to us of $220 million; and

  •
  we transferred certain assets to Comcast in exchange for a note receivable of $191 million (see Note 13 ).

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

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2004, 2003 and 2002

The following table summarizes our minimum annual commitments under program license agreements and our minimum annual rental commitments for office space, equipment and transponder service agreements under noncancellable operating leases as of December 31, 2004 (dollars in millions):

	Program License Agreements	Operating Leases	Total

2005	$161	$84	$245
2006	157	73	230
2007	133	59	192
2008	138	49	187
2009	121	40	161
Thereafter	1,417	110	1,527

The following table summarizes our rental expense charged to operations (dollars in millions):

Year Ended December 31,	2004	2003	2002

Rental expense	$107	$72	$124

Contingencies

We and the minority owner group in Comcast Spectacor each have the right to initiate an "exit" process under which the fair market value of Comcast Spectacor would be determined by appraisal. Following such determination, we would have the option to acquire the interest in Comcast Spectacor owned by the minority owner group based on the appraised fair market value. In the event we do not exercise this option, we and the minority owner group would then be required to use our best efforts to sell Comcast Spectacor. This exit process includes the minority owner group's interest in CSN.

We hold 39.7% of our 50.1% interest in E! Entertainment through Comcast Entertainment Holdings, LLC ("Entertainment Holdings"), which is owned 50.1% by us and 49.9% by The Walt Disney Company ("Disney"). We own an additional 10.4% direct interest in E! Entertainment through another subsidiary. Comcast also owns an additional 10.4% interest in E! Entertainment. Under a limited liability company agreement between us and Disney, we control E! Entertainment's operations. As a result of the Broadband acquisition and in certain other circumstances, under the agreement Disney is entitled to trigger a potential exit process in which Entertainment Holdings would have the right to purchase Disney's entire interest in Entertainment Holdings at its then fair market value (as determined by an appraisal process). If Disney exercises this right within a specified time period, and Entertainment Holdings elects not to purchase Disney's interest, Disney then has the right to purchase, at appraised fair market value, either our entire interest in Entertainment Holdings or all of the shares of stock of E! Entertainment held by Entertainment Holdings. In the event that Disney exercises its right and neither Disney's nor our interest is purchased, Entertainment Holdings will continue to be owned as it is today, as if the exit process had not been triggered.

The minority owner of G4 is entitled to trigger an exit process whereby upon the fifth anniversary of the closing date and each successive anniversary of the closing date or the occurrence of certain other defined events, G4 would be required to purchase the minority owner's 15% interest at fair market value (as determined by an appraisal process).

At Home.

Litigation has been filed against us as a result of our alleged conduct with respect to our investment in and distribution relationship with At Home Corporation. At Home was a provider of high-speed Internet services that filed for bankruptcy protection in September 2001. Filed actions are: (i) class action lawsuits against us, Brian L. Roberts (our President and Chief Executive Officer and a director), AT&T (the former controlling shareholder of At Home and also a former distributor of the At Home service) and others in the Superior Court of San Mateo County, California, alleging breaches of fiduciary duty in connection with transactions agreed to in March 2000 among At Home, AT&T, Cox Communications, Inc. (Cox is also an investor in At Home and a former distributor of the At Home service) and us; (ii) class action lawsuits against Comcast, AT&T and others in the United States District Court for the Southern District of New York, alleging securities law violations and common law fraud in connection with disclosures made by At Home in 2000 and 2001; and (iii) a lawsuit brought in the United States District Court for the District of Delaware in the name of At Home by certain At Home bondholders against us, Brian L. Roberts, Cox and others, alleging breaches of fiduciary duty relating to the March 2000 transactions and seeking recovery of alleged short-swing profits of

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2004, 2003 and 2002

at least $600 million, pursuant to Section 16(b) of the Securities Exchange Act of 1934, as amended (the "1934 Act"), purported to have arisen in connection with certain transactions relating to At Home stock, effected pursuant to the March 2000 agreements.

The actions in San Mateo County, California (item (i) above), have been stayed by the United States Bankruptcy Court for the Northern District of California, the court in which At Home filed for bankruptcy, as violating the automatic bankruptcy stay. The decision to stay the actions was affirmed by the District Court, and an appeal to the Court of Appeals for the Ninth Circuit is pending. In the Southern District of New York actions (item (ii) above), the court has dismissed the common law fraud claims against all defendants, leaving only the securities law claims. In a subsequent decision, the court limited the remaining claims against us and Mr. Roberts to disclosures that are alleged to have been made by At Home prior to August 28, 2000. The court certified a class for all purchasers of At Home common stock between March 28, 2000, and September 28, 2001. The Delaware case (item (iii) above) was transferred to the United States District Court for the Southern District of New York. The court dismissed the Section 16(b) claims against us for failure to state a claim and the breach of fiduciary duty claim for lack of federal jurisdiction. The plaintiffs have appealed the decision dismissing the Section 16(b) claims.

We deny any wrongdoing in connection with the claims that have been made against us, our subsidiaries and Brian L. Roberts, and are defending all of these claims vigorously. The final disposition of these claims is not expected to have a material adverse effect on our consolidated financial position but could possibly be material to our consolidated results of operations of any one period. Further, no assurance can be given that any adverse outcome would not be material to our consolidated financial position.

Acacia.

In June 2004, Acacia Media Technologies Corporation ("Acacia") filed a lawsuit against Comcast and others in the United States District Court for the Northern District of California. The complaint alleges infringement of certain United States patents that allegedly relate to systems and methods for transmitting and/or receiving digital audio and video content. The complaint seeks injunctive relief and damages in an unspecified amount. In the event that a Court ultimately determines that we infringe on any of the patents, we may be subject to substantial damages, which may include treble damages and/or an injunction that could require us to materially modify certain products and services that we currently offer to subscribers. We believe that the claims are without merit and intend to defend the action vigorously.

The final disposition of this claim is not expected to have a material adverse effect on our consolidated financial position but could possibly be material to our consolidated results of operations of any one period. Further, no assurance can be given that any adverse outcome would not be material to our consolidated financial position.

Other.

We are subject to other legal proceedings and claims that arise in the ordinary course of our business. The amount of ultimate liability with respect to such actions is not expected to materially affect our financial position, results of operations or liquidity.

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2004, 2003 and 2002

12.    FINANCIAL DATA BY BUSINESS SEGMENT

Our reportable segments consist of our Cable and Content businesses. Beginning in the first quarter of 2004, we elected to disclose our content businesses separately as a reportable segment even though our content segment does not meet the quantitative disclosure requirements of SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." These consolidated financial statements present all periods on a comparable basis. Our content segment consists of our national networks E!, Style Network, TGC, OLN, G4 and International Channel Networks. In evaluating the profitability of our segments, the components of net income (loss) below operating income (loss) before depreciation and amortization are not separately evaluated by our management (dollars in millions).

	Cable(1)	Content	Other(2)	Eliminations(3)	Total

2004
Revenues(4)	$7,552	$787	$317	$(70)	$8,586
Operating income (loss) before depreciation and amortization(5)	3,168	265	(209)	(5)	3,219
Depreciation and amortization	1,319	162	79	(18)	1,542
Operating income (loss)	1,849	103	(288)	13	1,677
Assets	38,480	2,533	942	(13)	41,942
Capital expenditures	1,274	17	18	—	1,309
2003
Revenues(4)	$6,855	$628	$324	$(88)	$7,719
Operating income before depreciation and amortization(5)	2,913	214	(166)	(6)	2,955
Depreciation and amortization	1,304	129	81	(17)	1,497
Operating income (loss)	1,609	85	(247)	11	1,458
Assets	34,952	2,048	3,288	(26)	40,262
Capital expenditures	1,319	18	23	—	1,360
2002
Revenues(4)	$6,159	$521	$305	$(67)	$6,918
Operating income before depreciation and amortization(5)	2,633	170	(112)	4	2,695
Depreciation and amortization	1,276	129	133	(17)	1,521
Operating income (loss)	1,357	41	(245)	21	1,174
Assets	29,844	2,100	3,797	(52)	35,689
Capital expenditures	1,317	12	26	—	1,355

(1)
Our regional sports and news networks CSN, CSN Mid-Atlantic, CSN Chicago, CSS and CN8 are included in our cable segment.

(2)
Other includes Comcast-Spectacor and all other businesses and activities not presented in our cable or content segments. Assets included in this caption consist primarily of our investments (see Note 5 ) and intercompany notes and amounts due from affiliates, net (see Note 13).

(3)
Included in the Eliminations column in the table above are intersegment transactions that our segments enter into with one another. The most common types of transactions are the following:

  •
  Our Content segment generates affiliate revenue by selling cable network programming to our Cable segment, which represents a substantial majority of the revenue elimination amount.

  •
  Our Cable segment receives incentives offered by our Content segment when negotiating programming contracts that are recorded as a reduction of programming costs.

  •
  Our Cable segment generates revenue by selling the use of satellite feeds to our Content segment.

  •
  Our Cable segment generates revenue by selling the use of its fiber-optic lines and site conditioning to our Corporate and Other segment. Our Corporate and Other segment pays our Cable segment a lump sum and holds the property and the related depreciation expense and accumulated depreciation. Our Cable segment's revenue is generated through the amortization of the deferred revenue recorded for the lump sum payment.

  •
  Other generates revenue by selling long-distance services to our Cable segment.

    Notes to Consolidated Financial Statements (Continued)

    Years Ended December 31, 2004, 2003 and 2002

(4)
Non-US revenues were not significant in any period. No single customer accounted for a significant amount of our revenue in any period.

(5)
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

    13.    RELATED PARTY TRANSACTIONS

Year Ended December 31,	2004	2003	2002

Content affiliation agreement revenue	$40	$32	$—
Comcast management fees	161	147	—
Comcast cost sharing charges:
Cable-related costs	256	173	—
Other costs	194	157	17
Software licensing fees	11	—	—
Interest income on affiliate notes, net	203	17	—

    Our content businesses generate a portion of their revenues through the sale of subscriber services under affiliation agreements with cable subsidiaries of Comcast. These amounts are included in service revenues in our consolidated statement of operations. Amounts related to similar affiliation agreements between our content businesses and our wholly-owned subsidiaries are eliminated in our consolidated financial statements.

    Effective January 1, 2003, Comcast entered into management agreements with our cable subsidiaries. The management agreements generally provide that Comcast supervise the management and operations of the cable systems and arrange for and supervise certain administrative functions. As compensation for such services, the agreements provide for Comcast to charge management fees based on a percentage of gross revenues. These charges are included in selling, general and administrative expenses in our consolidated statement of operations. During 2002, similar management agreements existed between one of our subsidiaries and our cable operating subsidiaries. Accordingly, amounts related to those agreements were eliminated in our consolidated financial statements. However, subsequent to the Broadband acquisition on November 18, 2002, through December 31, 2002, we managed the operations of certain Comcast cable subsidiaries, which included upgrades of its cable systems. Under these management arrangements, we supervised the management and operations of the Comcast cable systems and arranged for and supervised certain administrative functions. As compensation for such services, we charged a management fee based on a percentage of gross revenues. These charges were recorded as a reduction of selling, general and administrative expenses in our consolidated statement of operations for the year ended December 31, 2002.

    We reimburse Comcast for certain cable-related costs under a cost sharing agreement. These charges are included in selling, general and administrative expenses in our consolidated statement of operations.

Notes to Consolidated Financial Statements (Concluded)

Years Ended December 31, 2004, 2003 and 2002

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

    During 2004, Comcast purchased long-term, non-exclusive patent and software licenses to use on Comcast's and our interactive program guides. Comcast charges us a licensing fee for use of this software. This charge is included in selling, general and administrative expenses in our consolidated statement of operations.

    Comcast Financial Agency Corporation ("CFAC"), an indirect wholly-owned subsidiary of ours, provides cash management services to certain cable subsidiaries of Comcast. Under this arrangement, Comcast's and these subsidiaries' cash receipts are deposited with and held by CFAC, as custodian and agent, which invests and disburses such funds at our direction. Interest income related to this cash was not significant for the years ended December 31, 2004, 2003 or 2002.

    With the exception of cash payments related to interest and state income taxes, we consider all of our transactions with Comcast or its affiliates to be financing transactions, which are presented as net transactions with affiliates in our consolidated statement of cash flows. Our significant financing transactions with Comcast and its affiliates are described below.

    As of December 31, 2004 and 2003, due from affiliates, net in our consolidated balance sheet primarily consists of amounts due from Comcast and from certain cable subsidiaries of Comcast for advances we made for working capital and capital expenditures in the ordinary course of business. We act as the paying agent for all programming payments for all of Comcast's cable subsidiaries, including ours. Programming payments related to Comcast's other cable subsidiaries are recorded as due from affiliates. As a result, included in accounts payable and accrued expenses relating to trade creditors as of December 31, 2004 and 2003, is approximately $600 million and $568 million, respectively, related to other Comcast subsidiaries.

    QVC, a discontinued operation, has an affiliation agreement with certain cable subsidiaries of Comcast to carry QVC's programming. In return for carrying QVC programming, QVC pays these Comcast subsidiaries an allocated portion, based upon market share, of a percentage of net sales of merchandise sold to QVC customers located in their service areas. These amounts are not significant and are included in income from discontinued operations in our consolidated statement of operations. Amounts related to a similar affiliation agreement between QVC and our wholly-owned subsidiaries are not significant and are included in service revenues and income from discontinued operations in our consolidated statement of operations.

    As of December 31, 2004 and 2003, notes receivable from affiliates and notes payable to affiliates consist of notes receivable from and notes payable to Comcast and certain cable subsidiaries of Comcast. Our notes receivable and notes payable, whose interest receivable and payable are included in our consolidated balance sheet, have the following characteristics (amounts in millions):

	December 31, 2004		December 31, 2003
	Notes receivable	Notes payable	Notes receivable	Notes payable

Principal balance	$5,378	$704	$3,284	$58
Interest receivable (payable)	$72	$(31)	$26	$(3)
Interest rate range	6.25%-7.5%	6.25%-7.5%	5.0%-7.5%	5.0%-7.5%
Maturity date range	2009-2014	2012-2014	2012-2013	2012-2013

ITEM 9    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

 None.

ITEM 9A    CONTROLS AND PROCEDURES

(a)
Conclusion regarding disclosure and procedures. Our principal executive and principal financial officers, after evaluating the effectiveness of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) as of the end of the period covered by this report, have concluded that based on the evaluation of these controls and procedures required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15, our disclosure controls and procedures were effective.

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

ITEM 9B    OTHER INFORMATION

 None.

PART III

The information called for by Item 10, Directors and Executive Officers of the Registrant, Item 11, Executive Compensation, Item 12, Security Ownership of Certain Beneficial Owners and Management, Item 13, Certain Relationships and Related Transactions, and Item 14, Principal Accountant Fees and Services is omitted pursuant to SEC General Instruction I of Form 10-K.

PART IV

ITEM 15    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)
The following consolidated financial statements of the Company are included in Part II, Item 8:

(b) (i)	The following financial statement schedules required to be filed by Items 8 and 14(d) of Form 10-K are included in Part IV:

    Schedule II—Valuation and Qualifying Accounts

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
3.1(a	)	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1(f) to our Annual Report on Form 10-K for the year ended December 31, 2000).
3.1(b	)	Articles of Amendment of Comcast Holdings Corporation, effective November 18, 2002.
3.2		Amended and Restated By-Laws (incorporated by reference to Exhibit 3.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 1999).
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
4.5
Indenture, dated as of October 17, 1991, between Comcast Holdings Corporation and Bank of Montreal/Harris Trust (successor to Morgan Guaranty Trust Company of New York), as Trustee, relating to Comcast Holdings' 10 5/8% Senior Subordinated Debentures due 2012 (incorporated by reference to Exhibit 2 to our Current Report on Form 8-K filed on October 31, 1991).
4.6
Form of Debenture relating to Comcast Holdings Corporation's 10 5/8% Senior Subordinated Debentures due 2012 (incorporated by reference to Exhibit 4(17) to our Annual Report on Form 10-K for the year ended December 31, 1992).
4.7
Senior Indenture dated as of June 15, 1999, between Comcast Holdings Corporation and The Bank of New York (as successor in interest to Bank of Montreal Trust Company), as Trustee (incorporated by reference to Exhibit 4.1 to our registration statement on Form S-3 filed on June 23, 1999).
4.8
Form of Debenture relating to Comcast Holdings Corporation's Zero Coupon Convertible Debentures due 2020 (incorporated by reference to Exhibit 4.7 to our Annual Report on Form 10-K for the year ended December 31, 2000).
4.9
Indenture dated as of May 1, 1997, between Comcast Cable Communications, LLC and The Bank of New York (as successor in interest to Bank of Montreal Trust Company), as Trustee, relating to Comcast Cable Communications, LLC's 8 1/8% Notes due 2004, 8 3/8% Notes due 2007, 8 7/8% Notes due 2017, 8 1/2% Notes due 2027, 6.20% Notes due 2008, 6.375% Notes due 2006, 6.75% Notes due 2011, 6.875% Notes due 2009 and 7.125% Notes due 2013 (incorporated by reference to Exhibit 4.1(a) to the registration statement on Form S-4 of Comcast Cable Communications, LLC. filed on June 3, 1997).
4.10
Form of Comcast Cable Communications LLC's 8 1/8% Notes due 2004, 8 3/8% Notes due 2007, 8 7/8% Notes due 2017 and 8 1/2% Notes due 2027, 6.20% Notes due 2008, 6.375% Notes due 2006, 6.75% Notes due 2011, 6.875% Notes due 2009 and 7.125% Notes due 2013 (incorporated by reference to Exhibit 4.1(b) to the registration statement on Form S-4 of Comcast Cable Communications, LLC filed on June 3, 1997).
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
4.16
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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in Philadelphia, Pennsylvania on March 25, 2005.

COMCAST HOLDINGS CORPORATION
/s/ BRIAN L. ROBERTS Brian L. Roberts President and CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ BRIAN L. ROBERTS Brian L. Roberts	President and CEO; Director (Principal Executive Officer)	March 25, 2005
/s/ LAWRENCE S. SMITH Lawrence S. Smith	Executive Vice President; Director (Co-Principal Financial Officer)	March 25, 2005
/s/ JOHN R. ALCHIN John R. Alchin	Executive Vice President and Treasurer (Co-Principal Financial Officer)	March 25, 2005
/s/ DAVID L. COHEN David L. Cohen	Executive Vice President; Director	March 25, 2005
/s/ ARTHUR R. BLOCK Arthur R. Block	Senior Vice President; Director	March 25, 2005
/s/ LAWRENCE J. SALVA Lawrence J. Salva	Senior Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)	March 25, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Comcast Holdings Corporation
Philadelphia, Pennsylvania

We have audited the consolidated financial statements of Comcast Holdings Corporation and subsidiaries (the "Company") as of December 31, 2004 and 2003, and for each of the three years in the period ended December 31, 2004, and have issued our report thereon dated March 21, 2005; such consolidated financial statements and report are included elsewhere in this Form 10-K. Our audits also included the consolidated financial statement schedule of Comcast Holdings Corporation and its subsidiaries, listed in Item 15(b)(i). This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

Deloitte & Touche LLP

Philadelphia, Pennsylvania
March 21, 2005

Comcast Holdings Corporation and Subsidiaries

Schedule II—Valuation and Qualifying Accounts

Years Ended December 31, 2004, 2003 and 2002

(In millions)	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Deductions from Reserves(A)	Balance at End of Year

Allowance for Doubtful Accounts
2004	$74	$98	$107	$65
2003	74	83	83	74
2002	71	79	76	74

(A)
Uncollectible accounts written off.