Form 10-Q
period 2005-03-31
COMCAST HOLDINGS CORP
filed 2005-05-13
CIK 22301

Use these links to rapidly review the document
TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended:
MARCH 31, 2005
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

        As of March 31, 2005, there were 21,591,115 shares of Class A Common Stock, 916,198,519 shares of Class A Special Common Stock and 9,444,375 shares of Class B Common Stock outstanding.

        The Registrant meets the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

COMCAST HOLDINGS CORPORATION AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED MARCH 31, 2005

This Quarterly Report on Form 10-Q is for the three months ended March 31, 2005. This Quarterly Report modifies and supersedes documents filed prior to this Quarterly Report. The SEC allows us to "incorporate by reference" information that we file with them, which means that we can disclose important information to you by referring you directly to those documents. Information incorporated by reference is considered to be part of this Quarterly Report. In addition, information that we file with the SEC in the future will automatically update and supersede information contained in this Quarterly Report. Throughout this Quarterly Report, "Comcast Holdings," "we," "us" and "our" refer to Comcast Holdings Corporation and its subsidiaries, and "Comcast" refers to Comcast Corporation.

You should carefully review the information contained in this Quarterly Report and particularly consider any risk factors that we set forth in this Quarterly Report and in other reports or documents that we file from time to time with the SEC. In this Quarterly Report, we state our beliefs of future events and of our future financial performance. In some cases, you can identify these so-called "forward-looking statements" by words such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," or "continue," or the negative of those words, and other comparable words. You should be aware that those statements are only our predictions. In evaluating those statements, you should specifically consider various factors, including the risks and uncertainties outlined below and in other reports we file with the SEC. Actual events or our actual results may differ materially from any of our forward-looking statements.

        Our businesses may be affected by, among other things, the following:

  •
  All of the services offered by our cable systems face a wide range of competition that could adversely affect our future results of operations

  •
  Programming costs are increasing, which could adversely affect out future results of operations

  •
  We are subject to regulation by federal, state and local governments, which may impose costs and restrictions

  •
  We may face increased competition because of technological advances and new regulatory requirements, which could adversely affect our future results of operations

  •
  We face risks arising from the outcome of various litigation matters

  •
  Comcast's Chairman and CEO has considerable influence over our operations

For a more detailed explanation of the factors affecting our businesses, please refer to the Risk Factors section in Item 1 of our 2004 Form 10-K.

COMCAST HOLDINGS CORPORATION AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED MARCH 31, 2005

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)

	(Dollars in millions, except share data)
	March 31, 2005	December 31, 2004
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$588	$428
Investments	62	87
Accounts receivable, less allowance for doubtful accounts of $64 and $65	482	500
Other current assets	226	265

Total current assets	1,358	1,280

NOTES RECEIVABLE FROM AFFILIATES	5,788	5,450
DUE FROM AFFILIATES, net	1,754	1,756
INVESTMENTS	2,462	2,488
PROPERTY AND EQUIPMENT, net of accumulated depreciation of $5,679 and $5,410	6,589	6,557
FRANCHISE RIGHTS	16,613	16,613
GOODWILL	5,797	5,736
OTHER INTANGIBLE ASSETS, net of accumulated amortization of $1,393 and $1,295	1,717	1,771
OTHER NONCURRENT ASSETS, net	297	291

	$42,375	$41,942

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses related to trade creditors	$1,243	$1,236
Accrued expenses and other current liabilities	1,056	985
Current portion of long-term debt	1,229	732

Total current liabilities	3,528	2,953

LONG-TERM DEBT, less current portion	6,268	6,826
NOTES PAYABLE TO AFFILIATES	753	735
DEFERRED INCOME TAXES	8,351	8,284
OTHER NONCURRENT LIABILITIES	2,904	2,836
MINORITY INTEREST	431	396
COMMITMENTS AND CONTINGENCIES (NOTE 7)
STOCKHOLDERS' EQUITY
Preferred stock—authorized, 20,000,000 shares; issued, zero	—	—
Class A common stock, $1.00 par value—authorized, 200,000,000 shares; issued, 21,591,115	22	22
Class A Special common stock, $1.00 par value—authorized, 2,500,000,000 shares; issued, 916,198,519	916	916
Class B common stock, $1.00 par value—authorized, 50,000,000 shares; issued, 9,444,375	9	9
Additional capital	12,368	12,355
Retained earnings	6,820	6,609
Accumulated other comprehensive income	5	1

Total stockholders' equity	20,140	19,912

	$42,375	$41,942

See notes to condensed consolidated financial statements.

COMCAST HOLDINGS CORPORATION AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED MARCH 31, 2005
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	(Dollars in Millions)
	Three Months Ended March 31,
	2005	2004
REVENUES	$2,265	$2,089
COSTS AND EXPENSES
Operating (excluding depreciation)	787	791
Selling, general and administrative	608	548
Depreciation	339	333
Amortization	63	47

	1,797	1,719

OPERATING INCOME	468	370
OTHER INCOME (EXPENSE)
Interest expense	(154)	(158)
Interest income on affiliate notes, net	76	41
Investment loss, net	(13)	(52)
Equity in net income (losses) of affiliates	1	(8)
Other income (expense)	26	(5)

	(64)	(182)

INCOME BEFORE INCOME TAXES AND MINORITY INTEREST	404	188
INCOME TAX EXPENSE	(181)	(87)

INCOME BEFORE MINORITY INTEREST	223	101
MINORITY INTEREST	(19)	(3)

NET INCOME	$204	$98

See notes to condensed consolidated financial statements.

COMCAST HOLDINGS CORPORATION AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED MARCH 31, 2005
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	(Dollars in Millions) Three Months Ended March 31,
	2005	2004
OPERATING ACTIVITIES
Net income	$204	$98
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	339	333
Amortization	63	47
Non-cash interest expense, net	10	14
Non-cash interest income on affiliate notes, net	(76)	(41)
Equity in net (income) losses of affiliates	(1)	8
Losses (gains) on investments and other non-cash (income) expense, net	(4)	62
Non-cash contribution expense	2	23
Minority interest	19	3
Deferred income taxes	66	40
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures:
Change in accounts receivable, net	18	51
Change in accounts payable and accrued expenses related to trade creditors	7	(16)
Change in other operating assets and liabilities	146	144

Net cash provided by operating activities	793	766

FINANCING ACTIVITIES
Proceeds from borrowings	—	4
Retirements and repayments of debt	(7)	(269)
Net transactions with affiliates	(335)	(869)
Other	16	—

Net cash used in financing activities	(326)	(1,134)

INVESTING ACTIVITIES
Proceeds from sales of (purchases of) short-term investments, net	(6)	6
Proceeds from sales of investments	100	—
Purchases of investments	(10)	(33)
Capital expenditures	(332)	(275)
Additions to intangible and other noncurrent assets	(59)	(25)

Net cash used in investing activities	(307)	(327)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	160	(695)
CASH AND CASH EQUIVALENTS, beginning of period	428	1,509

CASH AND CASH EQUIVALENTS, end of period	$588	$814

See notes to condensed consolidated financial statements.

COMCAST HOLDINGS CORPORATION AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED MARCH 31, 2005
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Basis of Presentation

We have prepared these unaudited condensed consolidated financial statements based upon Securities and Exchange Commission ("SEC") rules that permit reduced disclosure for interim periods. We are an indirect, wholly-owned subsidiary of Comcast Corporation ("Comcast"). Our presentation differs from the condensed consolidated financial statements of Comcast by excluding both Comcast's corporate operations and certain cable operations, primarily those acquired from AT&T in November 2002 (the "Broadband acquisition"). Subsequent to the Broadband acquisition, all of our and Comcast's cable operations are operated as a single, integrated cable business unit. Our condensed consolidated financial statements reflect the assets, liabilities, revenues and expenses directly attributable to us, as well as allocations deemed reasonable by management, to present our financial position, results of operations and cash flows on a stand-alone basis. These allocations are further described in Note 9. All significant intercompany accounts and transactions between entities consolidated in our financial statements have been eliminated.

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

Reclassifications

Certain reclassifications have been made to the prior year financial statements to conform to those classifications used in 2005.

2.    RECENT ACCOUNTING PRONOUNCEMENTS

SFAS No. 123R

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 123 (revised 2004), "Share-Based Payment" ("SFAS No. 123R"), which replaces SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123") and supersedes Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"). SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values, beginning with the next fiscal year that begins after June 15, 2005, with early adoption encouraged. In addition, SFAS No. 123R will cause unrecognized expense (based on the amounts in our pro forma footnote disclosure) related to options vesting after the date of initial adoption to be recognized as a charge to results of operations over the remaining vesting period. We are required to adopt SFAS No. 123R beginning January 1, 2006. Under SFAS No. 123R, we must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at the date of adoption. The transition alternatives include prospective and retroactive adoption methods. Under the retroactive methods, prior periods may be retroactively adjusted either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and share awards at the beginning of the first quarter of adoption of SFAS No. 123R, while the retroactive methods would record compensation expense for all unvested stock options and share awards beginning with the first period retroactively adjusted. We are evaluating the

COMCAST HOLDINGS CORPORATION AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED MARCH 31, 2005
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

requirements of SFAS No. 123R, and we expect that the adoption of SFAS No. 123R will have a material impact on our consolidated results of operations. We have not determined the date or method of adoption or the effect of adopting SFAS No. 123R.

3.    INVESTMENTS

	(Dollars in millions)
	March 31, 2005	December 31, 2004
Fair value method
Liberty Media Corporation	$1,037	$1,098
Liberty Media International	344	366
Sprint	643	701
Other	84	24

	$2,108	2,189
Equity method	286	268
Cost method	130	118

Total investments	2,524	2,575
Less, current investments	62	87

Noncurrent investments	$2,462	$2,488

Fair Value Method

We hold unrestricted equity investments, which we account for as available for sale or trading securities, in publicly traded companies. Our investments in Liberty Media Corporation, Liberty Media International, Inc. ("Liberty International") and Sprint are accounted for as trading securities. The net unrealized pre-tax gains on investments accounted for as available for sale securities as of March 31, 2005, of $6 million has been reported in our consolidated balance sheet principally as a component of accumulated other comprehensive income, net of related deferred income taxes of $2 million.

The cost, fair value and unrealized gains and losses related to our available for sale securities are as follows (dollars in millions):

	March 31, 2005	December 31, 2004
Cost	$74	$19
Unrealized gains	8	—
Unrealized losses	(2)	—

Fair value	$80	$19

On February 23, 2005, we entered into a 10 year prepaid forward sale of approximately 2.7 million shares of Liberty International Series A common stock for proceeds of $99 million.

The increase in our other fair value method investments relates principally to non-cash additions during 2005 in connection with the exchange of one of our equity method investments.

COMCAST HOLDINGS CORPORATION AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED MARCH 31, 2005
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

  Investment Loss, Net

        Investment loss, net for the interim periods includes the following (dollars in millions):

	Three Months Ended March 31,
	2005	2004
Interest, dividend and other investment income (expense)	$(3)	$(6)
Unrealized losses on trading securities	(135)	(17)
Mark to market adjustments on derivatives related to trading securities	129	(41)
Mark to market adjustments on derivatives	(4)	12

Investment loss, net	$(13)	$(52)

4.    GOODWILL

The changes in the carrying amount of goodwill by business segment (see Note 8) for the period presented are as follows (dollars in millions):

	Cable	Content	Corporate and Other	Total
Balance, December 31, 2004	$4,714	$824	$198	$5,736
Acquisitions	—	—	61	61

Balance, March 31, 2005	$4,714	$824	$259	$5,797

5.    LONG-TERM DEBT

The Cross-Guarantee Structure

Comcast and certain of its cable holding company subsidiaries, including our wholly-owned subsidiary Comcast Cable Communications, LLC ("Comcast Cable"), have unconditionally guaranteed each other's debt securities and indebtedness for borrowed money. As of March 31, 2005, $20.275 billion of Comcast's debt securities were entitled to the benefits of the cross-guarantee structure, including $6.322 billion of Comcast Cable's debt securities. Comcast Holdings Corporation is not a guarantor, and none of its debt is guaranteed. As of March 31, 2005, $902 million of debt was outstanding at Comcast Holdings Corporation.

Lines and Letters of Credit

As of March 31, 2005, certain of our subsidiaries had unused lines of credit of $287 million under our respective credit facilities.

As of March 31, 2005, certain of our subsidiaries had unused irrevocable standby letters of credit totaling $13 million to cover potential fundings under various agreements.

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

COMCAST HOLDINGS CORPORATION AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED MARCH 31, 2005
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

We separated the accounting for the ZONES into derivative and debt components. We record the change in the carrying value of the debt component of the ZONES (see Note 3) and the change in the fair value of the derivative component of the ZONES as follows (dollars in millions):

	ZONES
	Three Months Ended March 31,
	2005	2004
Balance at beginning of period:
Debt component	$540	$515
Derivative component	168	268

Total	708	783
Change in debt component to interest expense	7	6
Change in derivative component to investment loss, net	(53)	169
Balance at end of period:
Debt component	547	521
Derivative component	115	437

Total	$662	$958

Interest Rates

Excluding the derivative component of the ZONES whose changes in fair value are recorded to investment income (loss), net, our effective weighted average interest rate on our total debt outstanding was 7.50% and 7.48% as of March 31, 2005, and December 31, 2004, respectively. As of March 31, 2005, and December 31, 2004, accrued interest was $167 million and $111 million, respectively.

Derivatives

We use derivative financial instruments to manage our exposure to fluctuations in interest rates and securities prices. We have issued indexed debt instruments and prepaid forward sale agreements whose value, in part, is derived from the market value of certain publicly traded common stock.

COMCAST HOLDINGS CORPORATION AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED MARCH 31, 2005
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

6.    STOCKHOLDERS' EQUITY

Stock-Based Compensation

We account for stock-based compensation in accordance with APB No. 25 and related interpretations, as permitted by SFAS No. 123, as amended. Compensation expense for stock options is measured as the excess, if any, of the quoted market price of Comcast's stock at the date of the grant over the amount an optionee must pay to acquire the stock. We record compensation expense for restricted stock awards based on the quoted market price of Comcast's stock at the date of the grant and the vesting period. We record compensation expense for stock appreciation rights based on the changes in quoted market prices of the underlying stock or other determinants of fair value.

The following table illustrates the effect on net income if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation. Total stock-based compensation expense was determined under the fair value-based method for all awards using the accelerated recognition method as permitted under SFAS No. 123 (dollars in millions):

	Three Months Ended March 31,
	2005	2004
Net income, as reported	$204	$98
Add: Stock-based compensation expense included in net income, as reported above	1	2
Deduct: Stock-based compensation expense determined under fair value-based method for all awards, net of related tax effects	(14)	(18)

Pro forma, net income	$191	$82

The pro forma effect on net income for the interim periods by applying SFAS No. 123 may not be indicative of the effect on net income or loss in future years since SFAS No. 123 does not take into consideration additional awards that may be granted in future years.

Comprehensive Income

Our total comprehensive income for the interim periods was as follows (dollars in millions):

	Three Months Ended March 31,
	2005	2004
Net income	$204	$98
Unrealized gains on marketable securities	4	—
Reclassification adjustments for losses included in net income	—	8

Comprehensive income	$208	$106

COMCAST HOLDINGS CORPORATION AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED MARCH 31, 2005
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

7.    COMMITMENTS AND CONTINGENCIES

Contingencies

At Home

Litigation has been filed against us as a result of our alleged conduct with respect to our investment in and distribution relationship with At Home Corporation. At Home was a provider of high-speed Internet services that filed for bankruptcy protection in September 2001. Filed actions are: (i) class action lawsuits against us, Brian L. Roberts (our President and Chief Executive Officer and a director), AT&T (the former controlling shareholder of At Home and also a former distributor of the At Home service) and others in the Superior Court of San Mateo County, California, alleging breaches of fiduciary duty in connection with transactions agreed to in March 2000 among At Home, AT&T, Cox Communications, Inc. (Cox is also an investor in At Home and a former distributor of the At Home service) and us; (ii) class action lawsuits against Comcast, AT&T and others in the United States District Court for the Southern District of New York, alleging securities law violations and common law fraud in connection with disclosures made by At Home in 2001; and (iii) a lawsuit brought in the United States District Court for the District of Delaware in the name of At Home by certain At Home bondholders against us, Brian L. Roberts, Cox and others, alleging breaches of fiduciary duty relating to the March 2000 transactions and seeking recovery of alleged short-swing profits of at least $600 million, pursuant to Section 16(b) of the Securities Exchange Act of 1934, as amended, purported to have arisen in connection with certain transactions relating to At Home stock, effected pursuant to the March 2000 agreements.

The actions in San Mateo County, California (item (i) above), have been stayed by the United States Bankruptcy Court for the Northern District of California, the court in which At Home filed for bankruptcy, as violating the automatic bankruptcy stay. The decision to stay the actions was affirmed by the District Court, and an appeal to the Court of Appeals for the Ninth Circuit is pending. In the Southern District of New York actions (item (ii) above), the court has dismissed the common law fraud claims against all defendants, leaving only the securities law claims. In a subsequent decision, the court limited the remaining claims against us and Mr. Roberts to disclosures that are alleged to have been made by At Home prior to August 28, 2000. On March 10, 2005, the court certified a class of all purchasers of publicly-traded At Home stock between March 28, 2000, and September 28, 2001. The Delaware case (item (iii) above), was transferred to the United States District Court for the Southern District of New York. The court dismissed the Section 16(b) claims against us for failure to state a claim and the breach of fiduciary duty claim for lack of federal jurisdiction. The plaintiffs have appealed the decision dismissing the Section 16(b) claims and may recommence the breach of fiduciary duty claim. In the meantime, we have entered into an agreement with plaintiffs tolling the statute of limitations for the breach of fiduciary duty claim.

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

Acacia.

In June 2004, Acacia Media Technologies Corporation ("Acacia") filed a lawsuit against us and others in the United States District Court for the Northern District of California. The complaint alleges infringement of certain United States patents that allegedly relate to systems and methods for transmitting and/or receiving

COMCAST HOLDINGS CORPORATION AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED MARCH 31, 2005
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

digital audio and video content. The complaint seeks injunctive relief and damages in an unspecified amount. In the event that a Court ultimately determines that we infringe on any of the patents, we may be subject to substantial damages, which may include treble damages and/or an injunction that could require us to materially modify certain products and services that we currently offer to subscribers. We believe that the claims are without merit and intend to defend the action vigorously.

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

8.    FINANCIAL DATA BY BUSINESS SEGMENT

Our reportable segments consist of our Cable and Content businesses. Our content segment consists of our national networks E! Entertainment and Style Network, The Golf Channel, Outdoor Life Network, G4 and AZN Television (formerly known as International Channel). In evaluating the profitability of our segments, the components of net income (loss) below operating income (loss) before depreciation and amortization are not separately evaluated by our management (dollars in millions).

	Cable(1)	Content	Other(2)	Eliminations(3)	Total
Three Months Ended March 31, 2005
Revenues(4)	$1,983	$213	$84	$(15)	$2,265
Operating income (loss) before depreciation and amortization(5)	842	77	(47)	(2)	870
Depreciation and amortization	346	45	18	(7)	402
Operating income (loss)	496	32	(65)	5	468
Capital expenditures	324	4	4	—	332
Three Months Ended March 31, 2004
Revenues(4)	$1,819	$176	$106	$(12)	$2,089
Operating income (loss) before depreciation and amortization(5)	739	69	(55)	(3)	750
Depreciation and amortization	329	35	21	(5)	380
Operating income (loss)	410	34	(76)	2	370
Capital expenditures	261	4	10	—	275
As of March 31, 2005
Assets	$39,153	$2,484	$792	$(54)	$42,375
As of December 31, 2004
Assets	$38,480	$2,533	$942	$(13)	$41,942

(1)
Our regional sports and news networks Comcast SportsNet, Comcast SportsNet Mid-Atlantic, Comcast SportsNet Chicago, Cable Sports Southeast and CN8-The Comcast Network are included in our cable segment.

COMCAST HOLDINGS CORPORATION AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED MARCH 31, 2005
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(2)
Other includes Comcast-Spectacor, other businesses and activities not presented in our cable or content segments, and Comcast management fees and allocations.

(3)
Included in the Eliminations column are intersegment transactions that our segments enter into with one another. The most common types of transactions are the following:

  •
  our content segment generates affiliate revenue by selling cable network programming to our cable segment, which represents a substantial majority of the revenue elimination amount

  •
  our cable segment receives incentives offered by our content segment when negotiating programming contracts that are recorded as a reduction of programming costs

  •
  our cable segment generates revenue by selling the use of satellite feeds to our content segment

  •
  our cable segment generates revenue by selling the use of its fiber-optic lines and site conditioning to business activities included in the Other caption, who pay our cable segment a lump sum and hold the property and the related depreciation expense and accumulated depreciation. Our cable segment's revenue is generated through the amortization of the deferred revenue recorded for the lump sum payment.

  •
  other generates revenue by selling long-distance services to our cable segment.

(4)
Non-U.S. revenues were not significant in any period. No single customer accounted for a significant amount of our revenue in any period.

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

COMCAST HOLDINGS CORPORATION AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED MARCH 31, 2005
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

9.    RELATED PARTY TRANSACTIONS

Our related party transactions for the interim periods presented are as follows (dollars in millions):

	Three Months Ended March 31,
	2005	2004
Content affiliation agreement revenue	$10	$9
Comcast management fees	42	39
Comcast cost sharing charges:
Cable-related costs	79	53
Other costs	57	48
Software licensing fees	5	—
Interest income on affiliate notes, net	76	41

Our content businesses generate a portion of their revenues through the sale of subscriber services under affiliation agreements with cable subsidiaries of Comcast. These amounts are included in service revenues in our consolidated statement of operations. Amounts related to similar affiliation agreements between our content businesses and our wholly-owned subsidiaries are eliminated in our condensed consolidated financial statements.

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
QUARTER ENDED MARCH 31, 2005
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

Comcast Financial Agency Corporation ("CFAC"), an indirect wholly-owned subsidiary of ours, provides cash management services to certain cable subsidiaries of Comcast. Under this arrangement, Comcast's and these subsidiaries' cash receipts are deposited with and held by CFAC, as custodian and agent, which invests and disburses such funds at our direction. Interest income related to this cash was not significant during the 2005 or 2004 interim periods.

With the exception of cash payments related to interest and state income taxes, we consider all of our transactions with Comcast or its affiliates to be financing transactions, which are presented as net transactions with affiliates in our consolidated statement of cash flows. Our significant financing transactions with Comcast and its affiliates are described below.

As of March 31, 2005, and December 31, 2004, due from affiliates, net in our consolidated balance sheet primarily consists of amounts due from Comcast and from certain cable subsidiaries of Comcast for advances we made for working capital and capital expenditures in the ordinary course of business. We act as the paying agent for all programming payments for all of Comcast's cable subsidiaries, including ours. Programming payments related to Comcast's other cable subsidiaries are recorded as due from affiliates. As a result, included in accounts payable and accrued expenses related to trade creditors as of March 31, 2005, and December 31, 2004, is approximately $638 million and $600 million, respectively, related to other Comcast subsidiaries.

As of March 31, 2005, and December 31, 2004, notes receivable from affiliates and notes payable to affiliates consist of notes receivable from and notes payable to Comcast and certain cable subsidiaries of Comcast. Our notes receivable and notes payable, whose interest receivable and payable are included in our condensed consolidated balance sheet, have the following characteristics (dollars in millions):

	March 31, 2005		December 31, 2004
	Notes Receivable	Notes Payable	Notes Receivable	Notes Payable
Principal balance	$5,696	$711	$5,378	$704
Interest receivable (payable)	$92	$(42)	$72	$(31)
Interest rate range	6.75% to 7.5%	6.75% to 7.5%	6.25% to 7.5%	6.25% to 7.5%
Maturity date range	2009-2014	2012-2014	2009-2014	2012-2014

COMCAST HOLDINGS CORPORATION AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED MARCH 31, 2005

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Information for this item is omitted pursuant to SEC General Instruction H to Form 10-Q, except as noted below.

Overview

We are an indirect, wholly-owned subsidiary of Comcast. We are principally involved in the management and operation of broadband communications networks (our cable segment) and in the management of programming content that is distributed over national cable television networks (our content segment). During the first quarter of 2005, we received nearly 88% of our revenue from our cable segment, primarily through monthly subscriptions to our video, high-speed Internet and phone services, as well as from advertising. Subscribers typically pay us monthly, based on rates and related charges that vary according to their chosen level of service and the type of equipment they use. Revenue from our content segment is derived from the sale of advertising time and affiliation agreements with cable and satellite television companies.

We have historically met our cash needs for operations through our cash flows from operating activities. We have generally financed our acquisitions and capital expenditures through issuances of Comcast common stock, borrowings of long-term debt, sales of investments and from existing cash, cash equivalents and short-term investments.

Business Developments

On April 20, 2005, Comcast and Time Warner reached definitive agreements to acquire substantially all the assets of Adelphia Communications Corporation for a total of $12.7 billion in cash and 16% of the common stock of Time Warner's cable subsidiary, Time Warner Cable Inc. ("TWC"). Comcast also will exchange certain of its cable systems with TWC for certain TWC cable systems. In addition, TWC will redeem Comcast's 17.9% interest in TWC and Time Warner Entertainment Company, L.P. ("TWE") will redeem Comcast's 4.7% interest in TWE (together an effective 21% economic ownership of TWC). As a result of these transactions, Comcast will add approximately 1.8 million basic subscribers for a net cash investment of approximately $1.5 billion. Following these transactions, Comcast will serve a total of approximately 23.3 million basic subscribers. These transactions are subject to customary regulatory review and approvals, including Hart-Scott-Rodino, Federal Communications Commission and local franchise approvals, as well as the Adelphia bankruptcy process, which involves approvals by the bankruptcy court having jurisdiction of Adelphia's Chapter 11 case and Adelphia's creditors. Closing is expected to occur in the first or second quarter of 2006.

Results of Continuing Operations

Revenues

Consolidated revenues for the first quarter of 2005 increased $176 million, or 8.4%, from the same quarter in 2004. Of this increase, $164 million relates to our cable segment and $37 million relates to our content segment, which are discussed separately below. The remaining change relates to our other business activities, primarily Comcast-Spectacor, whose revenues were negatively affected by the National Hockey League ("NHL") lockout.

COMCAST HOLDINGS CORPORATION AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED MARCH 31, 2005

Operating, selling, general and administrative expenses

Consolidated operating, selling, general and administrative expenses for the first quarter of 2005 increased $56 million, or 4.2%, from the same quarter in 2004. Of this increase, $61 million relates to our cable segment and $29 million relates to our content segment, which are discussed separately below. The remaining change relates to our other business activities, primarily Comcast-Spectacor, whose operating expenses were positively affected by the NHL lockout.

Depreciation

Depreciation expense for the first quarter of 2005 increased $6 million, or 1.8%, compared to the same quarter in 2004. This slight increase is primarily attributable to our cable segment, principally due to the level of our recent capital expenditures.

Amortization

Amortization expense for the first quarter of 2005 increased $16 million, or 34.0%, compared to the same quarter in 2004, primarily attributable to our recent acquisitions and intangible additions.

Segment Operating Results

Operating income before depreciation and amortization is the primary basis we use to measure the operational strength and performance of our segments. Operating income before depreciation and amortization is defined as operating income before depreciation and amortization, impairment charges, if any, related to fixed and intangible assets and gains or losses from the sale of assets, if any. As such, it eliminates the significant level of non-cash depreciation and amortization expense that results from the capital intensive nature of our businesses and intangible assets recognized in business combinations, and is unaffected by our capital structure or investment activities. Our management and Board of Directors use this measure in evaluating our consolidated operating performance and the operating performance of all of our operating segments. This metric is used to allocate resources and capital to our operating segments and is a significant component of our annual incentive compensation programs. We believe that this measure is also useful to investors as it is one of the bases for comparing our operating performance with other companies in our industries, although our measure may not be directly comparable to similar measures used by other companies. Because we use operating income before depreciation and amortization as the measure of our segment profit or loss, we reconcile it to operating income, the most directly comparable financial measure calculated and presented in accordance with Generally Accepted Accounting Principles ("GAAP"), in the business segment footnote to our condensed consolidated financial statements. This measure should not be considered as a substitute for operating income (loss), net income (loss), net cash provided by operating activities or other measures of performance or liquidity reported in accordance with GAAP.

All percentages are calculated based on actual amounts. Minor differences may exist due to rounding.

COMCAST HOLDINGS CORPORATION AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED MARCH 31, 2005

Cable Segment Operating Results

The following table presents our cable segment operating results (dollars in millions):

	Three Months Ended March 31,		Increase
	2005	2004	$	%
Video	$1,358	$1,300	$58	4.5%
High-speed Internet	365	287	78	27.2%
Advertising sales	112	105	7	6.7%
Other	89	71	18	25.4%
Franchise fees	59	56	3	5.4%

Revenues	1,983	1,819	164	9.0%
Operating, selling, general and administrative expenses	1,141	1,080	61	5.6%

Operating income before depreciation and amortization	$842	$739	$103	13.9%

Revenues

Video revenue consists of our basic, expanded basic, premium, pay-per-view and digital cable services, as well as equipment rentals. The increase in video revenue for the interim period from 2004 to 2005 is primarily due to subscriber growth in our digital video service and rate increases. From March 31, 2004, to March 31, 2005, we added approximately 424,000 digital subscribers, or a 15.4% increase in digital subscribers. We expect continued growth in our video revenue.

The increase in high-speed Internet revenue for the interim period from 2004 to 2005 is primarily due to the addition of approximately 592,000 high-speed Internet subscribers since March 31, 2004, or a 25.0% increase in high-speed Internet subscribers. We expect continued growth in our high-speed Internet revenue.

The increase in advertising sales revenue for the interim period from 2004 to 2005 is primarily due to the effects of growth in regional/national advertising as a result of the continuing success of our regional interconnects and a stronger local advertising market, offset, in part, by a decrease in political advertising during 2005. We expect continued growth in our advertising sales revenue.

Other revenue includes installation revenues, revenue from our regional sports and news networks, guide revenues, commissions from electronic retailing, revenue from commercial data services and revenue from other service offerings.

The increase in franchise fees collected from our cable subscribers for the interim period from 2004 to 2005 is primarily attributable to the increase in our revenues upon which the fees apply.

Operating, Selling, General and Administrative Expenses

Operating, selling, general and administrative expenses for the interim period from 2004 to 2005 increased $61 million, primarily as a result of higher operating, marketing and administrative costs associated with the growth in our high-speed Internet and digital cable services, and increases in management fees and allocations.

COMCAST HOLDINGS CORPORATION AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED MARCH 31, 2005

Content Segment Operating Results

The following table presents our content segment operating results (dollars in millions):

	Three Months Ended March 31,
	2005	2004
Revenues	$213	$176
Operating, selling, general and administrative expenses	136	107

Operating income before depreciation and amortization	$77	$69

Our content segment consists of the national networks E! Entertainment and Style Network, The Golf Channel, Outdoor Life Network, G4 and AZN Television (formerly known as International Channel).

Revenues

Our content segment revenue increased $37 million, or 20.9%, for the first quarter of 2005 compared to the same period in 2004. The increase reflects increases in distribution and advertising revenue for all of the networks and the effects of the acquisitions of TechTV by G4 and AZN Television in May 2004 and July 2004, respectively.

Operating, Selling, General and Administrative Expenses

Operating, selling, general and administrative expenses increased $29 million, or 26.5%, for the first quarter of 2005 compared to the same period in 2004. Expenses increased in the 2005 interim period as a result of higher development and marketing expenses for signature events and other original programming in all of our networks, as well as due to the effects of the acquisitions of TechTV by G4 and AZN Television in May 2004 and July 2004, respectively.

Consolidated Income (Expense) Items

Interest Expense

The change in interest expense for the interim period from 2004 to 2005 is principally due to a decrease in our total debt outstanding.

Interest Income on Affiliate Notes, Net

The change in interest income on affiliate notes, net for the interim period from 2004 to 2005 is principally due to an increase in our notes receivable from affiliates.

COMCAST HOLDINGS CORPORATION AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED MARCH 31, 2005

  Investment Loss, Net

        Investment loss, net for the interim periods includes the following (dollars in millions):

	Three Months Ended March 31,
	2005	2004
Interest, dividend and other investment income (expense)	$(3)	$(6)
Unrealized losses on trading securities	(135)	(17)
Mark to market adjustments on derivatives related to trading securities	129	(41)
Mark to market adjustments on derivatives	(4)	12

Investment loss, net	$(13)	$(52)

We have entered into derivative financial instruments that we account for at fair value and which economically hedge the market price fluctuations in the common stock of most (as of March 31, 2005) of our investments accounted for as trading securities. The differences between the unrealized gains (losses) on trading securities and the mark-to-market adjustments on derivatives related to trading securities, as presented in the table above, result from one or more of the following:

  •
  We did not maintain an economic hedge for our entire investment in the security during some portion or for all of the period

  •
  The security to which the derivative relates changed due to a corporate reorganization of the issuing company to a security with a different volatility rate

  •
  The issuing company paid a new or an increased dividend to the shareholders of the security

  •
  The change in the time value component of the derivative value during the period

Other Income (Expense)

The change in other income (expense) for the interim period from 2004 to 2005 is primarily due to a $24 million gain on the exchange of one of our equity method investments.

Income Tax Expense

Our income tax rate differs from the statutory rate primarily due to the effects of state income taxes and adjustments to prior year accruals.

Minority Interest

The change in minority interest for the interim period from 2004 to 2005 is attributable to the effects of changes in the net income or loss of our less than wholly owned consolidated subsidiaries and to the minority interests in certain subsidiaries acquired or formed during 2004.

COMCAST HOLDINGS CORPORATION AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED MARCH 31, 2005

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no significant changes to the information required under this Item from what was disclosed in our 2004 Form 10-K.

ITEM 4.    CONTROLS AND PROCEDURES

Conclusion regarding disclosure and procedures. Our chief executive officer and co-chief financial officers, after evaluating the effectiveness of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) as of the end of the period covered by this report, have concluded, based on the evaluation of these controls and procedures required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15, that our disclosure controls and procedures were effective.

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

PART II.    OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

Refer to Note 7 to our condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q for a discussion of recent developments related to our legal proceedings.

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
QUARTER ENDED MARCH 31, 2005

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMCAST HOLDINGS CORPORATION
/S/ LAWRENCE J. SALVA Lawrence J. Salva Senior Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)

Date: May 13, 2005