Form 10-Q
period 2005-06-30
COMCAST HOLDINGS CORP
filed 2005-08-11
CIK 22301

Use these links to rapidly review the document
TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended:
JUNE 30, 2005
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

        As of June 30, 2005, there were 21,591,115 shares of Class A Common Stock, 916,198,519 shares of Class A Special Common Stock and 9,444,375 shares of Class B Common Stock outstanding.

        The Registrant meets the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

COMCAST HOLDINGS CORPORATION AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED JUNE 30, 2005

This Quarterly Report on Form 10-Q is for the three and six months ended June 30, 2005. This Quarterly Report modifies and supersedes documents filed prior to this Quarterly Report. The SEC allows us to "incorporate by reference" information that we file with them, which means that we can disclose important information to you by referring you directly to those documents. Information incorporated by reference is considered to be part of this Quarterly Report. In addition, information that we file with the SEC in the future will automatically update and supersede information contained in this Quarterly Report. Throughout this Quarterly Report, "Comcast Holdings," "we," "us" and "our" refer to Comcast Holdings Corporation and its subsidiaries, and "Comcast" refers to Comcast Corporation.

You should carefully review the information contained in this Quarterly Report and particularly consider any risk factors that we set forth in this Quarterly Report and in other reports or documents that we file from time to time with the SEC. In this Quarterly Report, we state our beliefs of future events and of our future financial performance. In some cases, you can identify these so-called "forward-looking statements" by words such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," or "continue," or the negative of these words, and other comparable words. You should be aware that these statements are only our predictions. In evaluating these statements, you should specifically consider various factors, including the risks and uncertainties outlined below. Actual events or our actual results may differ materially from any of our forward-looking statements.

        Our businesses may be affected by, among other things, the following:

  •
  All of the services offered by our cable systems face a wide range of competition that could adversely affect our future results of operations

  •
  Programming costs are increasing, which could adversely affect our future results of operations

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

COMCAST HOLDINGS CORPORATION AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED JUNE 30, 2005

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)

	(Dollars in millions)
	June 30, 2005	December 31, 2004
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,193	$428
Investments	61	87
Accounts receivable, less allowance for doubtful accounts of $69 and $65	548	500
Other current assets	207	265

Total current assets	2,009	1,280

NOTES RECEIVABLE FROM AFFILIATES	5,930	5,450
DUE FROM AFFILIATES, net	1,349	1,756
INVESTMENTS	2,532	2,488
PROPERTY AND EQUIPMENT, net of accumulated depreciation of $5,950 and $5,410	6,604	6,557
FRANCHISE RIGHTS	16,609	16,613
GOODWILL	5,870	5,736
OTHER INTANGIBLE ASSETS, net of accumulated amortization of $1,470 and $1,295	1,621	1,771
OTHER NONCURRENT ASSETS, net	290	291

	$42,814	$41,942

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses related to trade creditors	$1,264	$1,236
Accrued expenses and other current liabilities	983	985
Current portion of long-term debt	1,348	732

Total current liabilities	3,595	2,953

LONG-TERM DEBT, less current portion	6,163	6,826
NOTES PAYABLE TO AFFILIATES	771	735
DEFERRED INCOME TAXES	8,505	8,284
OTHER NONCURRENT LIABILITIES	2,861	2,836
MINORITY INTEREST	457	396
COMMITMENTS AND CONTINGENCIES (NOTE 7)
STOCKHOLDERS' EQUITY
Preferred stock—authorized, 20,000,000 shares; issued, zero	—	—
Class A common stock, $1.00 par value—authorized, 200,000,000 shares; issued, 21,591,115	22	22
Class A Special common stock, $1.00 par value—authorized, 2,500,000,000 shares; issued, 916,198,519	916	916
Class B common stock, $1.00 par value—authorized, 50,000,000 shares; issued, 9,444,375	9	9
Additional capital	12,359	12,355
Retained earnings	7,155	6,609
Accumulated other comprehensive income	1	1

Total stockholders' equity	20,462	19,912

	$42,814	$41,942

See notes to condensed consolidated financial statements.

COMCAST HOLDINGS CORPORATION AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED JUNE 30, 2005
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	(Dollars in millions)
	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
REVENUES	$2,376	$2,148	$4,641	$4,237
COSTS AND EXPENSES
Operating (excluding depreciation)	819	709	1,606	1,500
Selling, general and administrative	620	553	1,228	1,101
Depreciation	345	302	684	635
Amortization	43	43	106	90

	1,827	1,607	3,624	3,326

OPERATING INCOME	549	541	1,017	911
OTHER INCOME (EXPENSE)
Interest expense	(155)	(147)	(309)	(305)
Interest income on affiliate notes, net	90	41	166	82
Investment income, net	123	146	110	94
Equity in net losses of affiliates	(6)	(11)	(5)	(19)
Other income, net	7	10	33	5

	59	39	(5)	(143)

INCOME BEFORE INCOME TAXES AND MINORITY INTEREST	608	580	1,012	768
INCOME TAX EXPENSE	(257)	(250)	(438)	(337)

INCOME BEFORE MINORITY INTEREST	351	330	574	431
MINORITY INTEREST	(19)	(16)	(38)	(19)

NET INCOME	$332	$314	$536	$412

See notes to condensed consolidated financial statements.

COMCAST HOLDINGS CORPORATION AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED JUNE 30, 2005
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	(Dollars in millions)
	Six Months Ended June 30,
	2005	2004
OPERATING ACTIVITIES
Net income	$536	$412
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	684	635
Amortization	106	90
Non-cash interest expense, net	21	23
Non-cash interest income on affiliate notes, net	(166)	(82)
Equity in net losses of affiliates	5	19
Losses (gains) on investments and other non-cash (income) expense, net	(117)	(70)
Non-cash contribution expense	6	23
Minority interest	38	19
Deferred income taxes	201	264
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures:
Change in accounts receivable, net	(47)	(3)
Change in accounts payable and accrued expenses related to trade creditors	21	(25)
Change in other operating assets and liabilities	40	8

Net cash provided by operating activities	1,328	1,313

FINANCING ACTIVITIES
Proceeds from borrowings	—	4
Retirements and repayments of debt	(16)	(570)
Net transactions with affiliates	120	(704)
Other	16	—

Net cash provided by (used in) financing activities	120	(1,270)

INVESTING ACTIVITIES
Acquisitions, net of cash acquired	—	(304)
Proceeds from sales of (purchases of) short-term investments, net	(3)	3
Proceeds from sales of investments	100	48
Purchases of investments	(13)	(55)
Capital expenditures	(681)	(618)
Additions to intangible and other noncurrent assets	(86)	(48)

Net cash used in investing activities	(683)	(974)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	765	(931)
CASH AND CASH EQUIVALENTS, beginning of period	428	1,509

CASH AND CASH EQUIVALENTS, end of period	$1,193	$578

See notes to condensed consolidated financial statements.

COMCAST HOLDINGS CORPORATION AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED JUNE 30, 2005
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

These financial statements include all adjustments that are necessary for a fair presentation of our financial condition, results of operations, and cash flows for the interim periods shown, including normal recurring accruals and other items. The results of operations for the interim periods presented are not necessarily indicative of results for the full year.

For a more complete discussion of our accounting policies and certain other information, refer to our annual financial statements for the preceding fiscal year as filed with the SEC.

Reclassifications

Certain reclassifications have been made to the prior year financial statements to conform to those classifications used in 2005.

2.    RECENT ACCOUNTING PRONOUNCEMENTS

SFAS No. 123R

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 123 (revised 2004), "Share-Based Payment" ("SFAS No. 123R"), which replaces SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123") and supersedes Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"). SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values, beginning with the next fiscal year that begins after June 15, 2005, with early adoption encouraged. In addition, SFAS No. 123R will cause unrecognized expense (based on the amounts in our pro forma footnote disclosure) related to options vesting after the date of initial adoption to be recognized as a charge to results of operations over the remaining vesting period. We are required to adopt SFAS No. 123R beginning January 1, 2006. Under SFAS No. 123R, we must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at the date of adoption. The transition alternatives include prospective and retroactive adoption methods. Under the retroactive methods, prior periods may be retroactively adjusted either as of the beginning of the year of adoption or for all

COMCAST HOLDINGS CORPORATION AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED JUNE 30, 2005
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and share awards at the beginning of the first quarter of adoption of SFAS No. 123R, while the retroactive methods would record compensation expense for all unvested stock options and share awards beginning with the first period retroactively adjusted. We are evaluating the requirements of SFAS No. 123R, and we expect that the adoption of SFAS No. 123R will have a material impact on our consolidated results of operations. We have not determined the date or method of adoption or the effect of adopting SFAS No. 123R.

FIN No. 47

In March 2005, the FASB issued FASB Interpretation ("FIN") No. 47 "Accounting for Conditional Asset Retirement Obligations—an Interpretation of FASB Statement No. 143, ("FIN No. 47"). FIN No. 47 clarifies the timing of liability recognition for legal obligations associated with the retirement of a tangible long-lived asset when the timing and/or method of settlement are conditional on a future event. FIN No. 47 is effective for us no later than December 31, 2005. We do not expect that the adoption of FIN No. 47 will have a material impact on our consolidated financial condition or results of operations.

SFAS No. 153

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets—an amendment of APB Opinion No. 29" ("SFAS No. 153"). The guidance in APB Opinion No. 29, "Accounting for Nonmonetary Transactions" ("APB Opinion No. 29"), is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in APB Opinion No. 29, however, included certain exceptions to that principle. SFAS No. 153 amends APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS No. 153 is effective for such exchange transactions occurring in fiscal periods beginning after June 15, 2005.

SFAS No. 154

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3" ("SFAS No. 154"). This Statement replaces APB Opinion No. 20, "Accounting Changes" and FASB Statement No. 3, "Reporting Accounting Changes in Interim Financial Statements," and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 applies to all voluntary changes in an accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. SFAS No. 154 is effective for accounting changes and error corrections occurring in fiscal years beginning after December 15, 2005.

COMCAST HOLDINGS CORPORATION AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED JUNE 30, 2005
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

3.    INVESTMENTS

	(Dollars in millions)
	June 30, 2005	December 31, 2004
Fair value method
Liberty Media Corporation	$1,019	$1,098
Liberty Global	362	366
Sprint	660	656
Other	88	24

	2,129	2,144
Equity method	285	268
Cost method	179	163

Total investments	2,593	2,575
Less, current investments	61	87

Noncurrent investments	$2,532	$2,488

Fair Value Method

We hold unrestricted equity investments, which we account for as available for sale or trading securities, in publicly traded companies. Our investments in Liberty Media Corporation, Liberty Global, Inc. formerly known as Liberty Media International, Inc. ("Liberty Global") and Sprint are accounted for as trading securities. The net unrealized pre-tax gains on investments accounted for as available for sale securities as of June 30, 2005, of $14 million, has been reported in our consolidated balance sheet as a component of accumulated other comprehensive income, net of related deferred income taxes of $5 million.

The cost, fair value and unrealized gains related to our available for sale securities are as follows (dollars in millions):

	June 30, 2005	December 31, 2004
Cost	$71	$19
Unrealized gains	14	—

Fair value	$85	$19

In February 2005, we entered into a 10 year prepaid forward sale of approximately 2.7 million shares of Liberty Global Series A common stock for proceeds of $99 million.

The increase in our other fair value method investments relates principally to non-cash additions during 2005 in connection with the exchange of one of our equity method investments.

COMCAST HOLDINGS CORPORATION AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED JUNE 30, 2005
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Investment Income, Net

Investment income, net for the interim periods includes the following (dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Interest, dividend and other investment income (expense)	$—	$(2)	$(3)	$(8)
Gains (losses) on sales and exchanges of investments, net	—	(1)	—	(1)
Investment impairment losses	(3)	(3)	(3)	(3)
Unrealized gains (losses) on trading securities and hedged items	65	(38)	(70)	(55)
Mark to market adjustments on derivatives related to trading securities and hedged items	60	200	189	159
Mark to market adjustments on derivatives	1	(10)	(3)	2

Investment income, net	$123	$146	$110	$94

4.    GOODWILL

The changes in the carrying amount of goodwill by business segment (see Note 8) for the period presented are as follows (dollars in millions):

	Cable	Content	Corporate and Other	Total
Balance, December 31, 2004	$4,714	$824	$198	$5,736
Adjustments	—	73	—	73
Acquisitions	—	—	61	61

Balance, June 30, 2005	$4,714	$897	$259	$5,870

5.    LONG-TERM DEBT

The Cross-Guarantee Structure

Comcast and certain of its cable holding company subsidiaries, including our wholly-owned subsidiary Comcast Cable Communications, LLC ("Comcast Cable"), have unconditionally guaranteed each other's debt securities and indebtedness for borrowed money. As of June 30, 2005, $21.450 billion of Comcast's debt securities were entitled to the benefits of the cross-guarantee structure, including $6.336 billion of Comcast Cable's debt securities. Comcast Holdings Corporation is not a guarantor, and none of its debt is guaranteed. As of June 30, 2005, $906 million of debt was outstanding at Comcast Holdings Corporation.

Letters of Credit

As of June 30, 2005, certain of our subsidiaries had unused irrevocable standby letters of credit totaling $13 million to cover potential fundings under various agreements.

COMCAST HOLDINGS CORPORATION AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED JUNE 30, 2005
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

We separated the accounting for the ZONES into derivative and debt components. We record the change in the carrying value of the debt component of the ZONES (see Note 3) and the change in the fair value of the derivative component of the ZONES as follows (dollars in millions):

	ZONES
	Six Months Ended June 30,
	2005	2004
Balance at beginning of period:
Debt component	$540	$515
Derivative component	168	268

Total	708	783
Change in debt component to interest expense	14	13
Change in derivative component to investment income, net	(51)	(56)
Balance at end of period:
Debt component	554	528
Derivative component	117	212

Total	$671	$740

Interest Rates

Excluding the derivative component of the ZONES whose changes in fair value are recorded to investment income, net, our effective weighted average interest rate on our total debt outstanding was 7.49% and 7.48% as of June 30, 2005, and December 31, 2004, respectively. As of June 30, 2005, and December 31, 2004, accrued interest was $113 million and $111 million, respectively.

Derivatives

We use derivative financial instruments to manage our exposure to fluctuations in interest rates and securities prices. We have issued indexed debt instruments and prepaid forward sale agreements whose value, in part, is derived from the market value of certain publicly traded common stock.

COMCAST HOLDINGS CORPORATION AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED JUNE 30, 2005
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

The following table illustrates the effect on net income if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation. Total stock-based compensation expense was determined under the fair value-based method for all awards using the accelerated recognition method as permitted under SFAS No. 123 (dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net income, as reported	$332	$314	$536	$412
Add: Stock-based compensation expense included in net income, as reported above, net of related tax effects	6	6	7	8
Deduct: Stock-based compensation expense determined under fair value-based method for all awards, net of related tax effects	(17)	(21)	(31)	(39)

Pro forma, net income	$321	$299	$512	$381

The pro forma effect on net income for the interim periods by applying SFAS No. 123 may not be indicative of the effect on net income or loss in future years since SFAS No. 123 does not take into consideration additional awards that may be granted in future years.

Comprehensive Income

Our total comprehensive income for the interim periods was as follows (dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net income	$332	$314	$536	$412
Unrealized gains (losses) on marketable securities	(4)	(1)	—	(1)
Reclassification adjustments included in net income	1	7	1	15

Comprehensive income	$329	$320	$537	$426

COMCAST HOLDINGS CORPORATION AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED JUNE 30, 2005
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

The actions in San Mateo County, California (item (i) above), have been stayed by the United States Bankruptcy Court for the Northern District of California, the court in which At Home filed for bankruptcy, as violating the automatic bankruptcy stay. The decision to stay the actions was affirmed by the District Court, and an appeal to the Court of Appeals for the Ninth Circuit is pending. In the Southern District of New York actions (item (ii) above), the court has dismissed the common law fraud claims against all defendants, leaving only the securities law claims. In a subsequent decision, the court limited the remaining claims against us and Mr. Roberts to disclosures that are alleged to have been made by At Home prior to August 28, 2000. On March 10, 2005, the court certified a class of all purchasers of publicly-traded At Home stock between March 28, 2000, and September 28, 2001. Plaintiffs have moved to amend the complaint so as to move the commencement of the class period back to November 9, 1999. We are opposing this amendment. The Delaware case (item (iii) above), was transferred to the United States District Court for the Southern District of New York. The court dismissed the Section 16(b) claims against us for failure to state a claim and the breach of fiduciary duty claim for lack of federal jurisdiction. The plaintiffs have appealed the decision dismissing the Section 16(b) claims and have indicated that they intend to recommence the breach of fiduciary duty claim. In the meantime, we have entered into an agreement with plaintiffs tolling the statute of limitations for the breach of fiduciary duty claim.

We deny any wrongdoing in connection with the claims that have been made directly against us, our subsidiaries and Brian L. Roberts, and are defending all of these claims vigorously. The final disposition of these claims is not expected to have a material adverse effect on our consolidated financial position but could possibly be material to our consolidated results of operations of any one

COMCAST HOLDINGS CORPORATION AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED JUNE 30, 2005
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

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

COMCAST HOLDINGS CORPORATION AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED JUNE 30, 2005
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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

	Cable(1)	Content	Other(2)	Eliminations(3)	Total
Three Months Ended June 30, 2005
Revenues(4)	$2,083	$234	$71	$(12)	2,376
Operating income (loss) before depreciation and amortization(5)	898	97	(57)	(1)	937
Depreciation and amortization	346	29	16	(3)	388
Operating income (loss)	552	68	(73)	2	549
Capital expenditures	336	3	10	—	349
Three Months Ended June 30, 2004
Revenues(4)	$1,902	$199	$63	(16)	$2,148
Operating income (loss) before depreciation and amortization(5)	846	77	(43)	6	886
Depreciation and amortization	294	39	16	(4)	345
Operating income (loss)	552	38	(59)	10	541
Capital expenditures	334	6	3	—	343
Six Months Ended June 30, 2005
Revenues(4)	$4,066	$447	$155	$(27)	4,641
Operating income (loss) before depreciation and amortization(5)	1,740	174	(104)	(3)	1,807
Depreciation and amortization	692	74	34	(10)	790
Operating income (loss)	1,048	100	(138)	7	1,017
Capital expenditures	660	7	14	—	681
Six Months Ended June 30, 2004
Revenues(4)	$3,721	$375	$169	(28)	$4,237
Operating income (loss) before depreciation and amortization(5)	1,585	146	(98)	3	1,636
Depreciation and amortization	623	74	37	(9)	725
Operating income (loss)	962	72	(135)	12	911
Capital expenditures	595	10	13	—	618
As of June 30, 2005
Assets	$39,648	$2,530	$760	$(124)	$42,814
As of December 31, 2004
Assets	$38,480	$2,533	$942	$(13)	$41,942

COMCAST HOLDINGS CORPORATION AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED JUNE 30, 2005
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

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

  •
  revenue included in the Other caption is generated by selling long-distance services to our cable segment.

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
QUARTER ENDED JUNE 30, 2005
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

9.    RELATED PARTY TRANSACTIONS

Our related party transactions for the interim periods presented are as follows (dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Content affiliation agreement revenue	$10	$15	$20	$28
Comcast management fees	44	40	86	79
Comcast cost sharing charges:
Cable-related costs	60	52	139	105
Other costs	42	49	99	97
Software licensing fees	5	3	10	3
Interest income on affiliate notes, net	90	41	166	82

Our content businesses generate a portion of their revenues through the sale of subscriber services under affiliation agreements with cable subsidiaries of Comcast. These amounts are included in revenues in our consolidated statement of operations. Amounts related to similar affiliation agreements between our content businesses and our wholly-owned subsidiaries are eliminated in our consolidated financial statements.

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

COMCAST HOLDINGS CORPORATION AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED JUNE 30, 2005
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Concluded)
(Unaudited)

With the exception of cash payments related to interest and state income taxes, we consider all of our transactions with Comcast or its affiliates to be financing transactions, which are presented as net transactions with affiliates in our consolidated statement of cash flows. Our significant financing transactions with Comcast and its affiliates are described below.

As of June 30, 2005, and December 31, 2004, due from affiliates, net in our consolidated balance sheet primarily consists of amounts due from Comcast and from certain cable subsidiaries of Comcast for advances we made for working capital and capital expenditures in the ordinary course of business. We act as the paying agent for all programming payments for all of Comcast's cable subsidiaries, including ours. Programming payments related to Comcast's other cable subsidiaries are recorded as due from affiliates. As a result, included in accounts payable and accrued expenses related to trade creditors as of June 30, 2005, and December 31, 2004, is approximately $656 million and $600 million, respectively, related to other Comcast subsidiaries.

As of June 30, 2005, and December 31, 2004, notes receivable from affiliates and notes payable to affiliates consist of notes receivable from and notes payable to Comcast and certain cable subsidiaries of Comcast. Our notes receivable and notes payable, whose interest receivable and payable are included in our consolidated balance sheet, have the following characteristics (dollars in millions):

	June 30, 2005		December 31, 2004
	Notes Receivable	Notes Payable	Notes Receivable	Notes Payable
Principal balance	$5,817	$717	$5,378	$704
Interest receivable (payable)	$113	$(54)	$72	$(31)
Interest rate range	6.75% to 7.5%	2.78% to 7.5%	6.25% to 7.5%	6.25% to 7.5%
Maturity date range	2009-2014	2012-2015	2009-2014	2012-2014

COMCAST HOLDINGS CORPORATION AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED JUNE 30, 2005

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                RESULTS OF OPERATIONS

Information for this item is omitted pursuant to SEC General Instruction H to Form 10-Q, except as noted below.

Overview

We are an indirect, wholly-owned subsidiary of Comcast. We are principally involved in the management and operation of broadband communications networks (our cable segment) and in the management of programming content that is distributed over national cable television networks (our content segment). For the six months ended in 2005, we received nearly 88% of our revenue from our cable segment, primarily through monthly subscriptions to our video, high-speed Internet and phone services, as well as from advertising. Subscribers typically pay us monthly, based on rates and related charges that vary according to their chosen level of service and the type of equipment they use. Revenue from our content segment is derived from the sale of advertising time and affiliation agreements with cable and satellite television companies.

We have historically met our cash needs for operations through our cash flows from operating activities. We have generally financed our acquisitions and capital expenditures through issuances of Comcast common stock, borrowings of long-term debt, sales of investments and from existing cash, cash equivalents and short-term investments.

Business Developments

On April 20, 2005, Comcast and Time Warner reached definitive agreements to acquire substantially all the assets of Adelphia Communications Corporation for a total of $12.7 billion in cash and 16% of the common stock of Time Warner's cable subsidiary, Time Warner Cable Inc. ("TWC"). Comcast also will exchange certain of its cable systems with TWC for certain TWC cable systems. In addition, TWC will redeem Comcast's 17.9% interest in TWC and Time Warner Entertainment Company, L.P. ("TWE") will redeem Comcast's 4.7% interest in TWE (together an effective 21% economic ownership of TWC). As a result of these transactions, Comcast will add approximately 1.8 million basic subscribers for a net cash investment of approximately $1.5 billion. Following these transactions, Comcast will serve a total of approximately 23.2 million basic subscribers. These transactions are subject to customary regulatory review and approvals, including Hart-Scott-Rodino, Federal Communications Commission and local franchise approvals, as well as the Adelphia bankruptcy process, which involves approvals by the bankruptcy court having jurisdiction of Adelphia's Chapter 11 case and Adelphia's creditors. Closing is expected to occur in the first or second quarter of 2006.

Results of Continuing Operations

Revenues

Consolidated revenues for the three and six month interim periods in 2005 increased $228 million and $404 million, or 10.6% and 9.5% respectively, from the same periods in 2004. Of these increases, $181 million and $345 million relate to our cable segment and $35 million and $72 million relate to our content segment which are discussed separately below. The remaining changes relate to our other business activities, primarily Comcast-Spectacor, whose revenues were negatively affected by the National Hockey League ("NHL") lockout.

COMCAST HOLDINGS CORPORATION AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED JUNE 30, 2005

Operating, selling, general and administrative expenses

Consolidated operating, selling, general and administrative expenses for the three and six month interim periods in 2005 increased $177 million and $233 million, or 14.0% and 9.0%, respectively, from the same periods in 2004. Of these increases, $129 million and $190 million relate to our cable segment, and $15 million and $44 million relate to our content segment, which are discussed separately below. The remaining changes relate to our other business activities, primarily Comcast-Spectacor, whose operating expenses were positively affected by the NHL lockout.

Depreciation

Depreciation expense for the three and six month interim periods in 2005 increased $43 million and $49 million, or 14.2% and 7.7%, respectively, from the same periods in 2004. The increases are primarily attributable to our cable segment, principally due to the level of our recent capital expenditures.

Amortization

Amortization expense for the three month period remained unchanged from the same period in 2004, primarily due to a non-recurring adjustment reducing our intangible amortization associated with obtaining updated valuation reports for an acquisition. The $16 million or 17.8% increase in the six month interim period in 2005 from the same 2004 period is primarily attributable to our recent acquisitions and intangible additions.

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

COMCAST HOLDINGS CORPORATION AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED JUNE 30, 2005

Cable Segment Operating Results

The following table presents our cable segment operating results (dollars in millions):

	Three Months Ended June 30,		Increase
	2005	2004	$	%
Video	$1,391	$1,330	$61	4.6%
High-speed Internet	386	314	72	22.9
Advertising sales	138	129	9	7.0
Other	108	71	37	52.1
Franchise fees	60	58	2	3.4

Revenues	2,083	1,902	181	9.5
Operating, selling, general and administrative expenses	1,185	1,056	129	12.2

Operating income before depreciation and amortization	$898	$846	$52	6.1%

	Six Months Ended June 30,		Increase
	2005	2004	$	%
Video	$2,749	$2,630	$119	4.5%
High-speed Internet	751	601	150	25.0
Advertising sales	250	234	16	6.8
Other	197	142	55	38.7
Franchise fees	119	114	5	4.4

Revenues	4,066	3,721	345	9.3
Operating, selling, general and administrative expenses	2,326	2,136	190	8.9

Operating income before depreciation and amortization	$1,740	$1,585	$155	9.8%

Revenues

Video revenue consists of our basic, expanded basic, premium, pay-per-view and digital cable services, as well as equipment rentals. The increases in video revenue for the interim periods from 2004 to 2005 are primarily due to rate increases and subscriber growth in our digital video service. From June 30, 2004, to June 30, 2005, we added approximately 445,000, net, digital subscribers, or a 15.7% increase in digital subscribers. We expect continued growth in our video revenue.

The increases in high-speed Internet revenue for the interim periods from 2004 to 2005 are primarily due to the addition of approximately 560,000, net, high-speed Internet subscribers since June 30, 2004, or a 22.6% increase in high-speed Internet subscribers. We expect continued growth in our high-speed Internet revenue.

The increases in advertising sales revenue for the interim periods from 2004 to 2005 are primarily due to the effects of growth in regional/national advertising as a result of the continuing success of our regional interconnects and a stronger local advertising market, offset, in part, by a decrease in political advertising during 2005. We expect continued growth in our advertising sales revenue.

COMCAST HOLDINGS CORPORATION AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED JUNE 30, 2005

Other revenue includes installation revenues, revenue from our regional sports and news networks, guide revenues, commissions from electronic retailing, revenue from commercial data services and revenue from other service offerings. The increases in other revenue for the interim periods from 2004 to 2005 are primarily due to the launch of our regional sports network in Chicago.

The increases in franchise fees collected from our cable subscribers for the interim periods from 2004 to 2005 are primarily attributable to the increases in our revenues upon which the fees apply.

Operating, Selling, General and Administrative Expenses

Operating, selling, general and administrative expenses increased $129 million and $190 million respectively, for the three and six months ended June 30, 2005 compared to the same periods in 2004. The increases occurred in multiple expense categories and are primarily a result of growth in our high-speed Internet, digital cable services, the launch of Comcast Digital Voice and increases in management fees and allocations.

Content Segment Operating Results

The following table presents our content segment operating results (dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Revenues	$234	$199	$447	$375
Operating, selling, general and administrative expenses	137	122	273	229

Operating income before depreciation and amortization	$97	$77	$174	$146

Our content segment consists of the national networks E! Entertainment and Style Network, The Golf Channel, Outdoor Life Network, G4 and AZN Television (formerly known as International Channel).

Revenues

Our content segment revenue increased $35 million and $72 million, or 17.7% and 19.2% respectively, for the three and six month interim periods in 2005, from the same periods in 2004. The increases reflect increases in distribution and advertising revenue for all of the networks and the effects of the acquisitions of TechTV and AZN Television in May 2004 and July 2004, respectively.

Operating, Selling, General and Administrative Expenses

Operating, selling, general and administrative expenses increased $15 million and $44 million, or 12.3% and 19.2% respectively, for the three and six month interim periods in 2005, from the same periods in 2004. Expenses increased in the 2005 interim periods as a result of higher development and marketing expenses for signature events and other original programming in all of our networks, as well as due to the effects of the acquisitions of TechTV and AZN Television in May 2004 and July 2004, respectively.

COMCAST HOLDINGS CORPORATION AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED JUNE 30, 2005

Consolidated Income (Expense) Items

Interest Expense

The increases in interest expense for the three and six month periods from 2004 to 2005 are principally due to the effects of the increase in short term interest rates offset by the effects of our net debt repayments.

Interest Income on Affiliate Notes, Net

The increases in interest income on affiliate notes, net for the three and six month periods from 2004 to 2005 are principally due to an increase in our notes receivable from affiliates.

Investment Income, Net

Investment income, net for the interim periods includes the following (dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Interest, dividend and other investment income (expense)	$—	$(2)	$(3)	$(8)
Gains (losses) on sales and exchanges of investments, net	—	(1)	—	(1)
Investment impairment losses	(3)	(3)	(3)	(3)
Unrealized gains (losses) on trading securities and hedged items	65	(38)	(70)	(55)
Mark to market adjustments on derivatives related to trading securities and hedged items	60	200	189	159
Mark to market adjustments on derivatives	1	(10)	(3)	2

Investment income, net	$123	$146	$110	$94

We have entered into derivative financial instruments that we account for at fair value and which economically hedge the market price fluctuations in the common stock of most (as of June 30, 2005) of our investments accounted for as trading securities and hedged securities. The differences between the unrealized gains (losses) on trading securities and hedged items and the mark-to-market adjustments on derivatives related to trading securities and hedged items, as presented in the table above, result from one or more of the following:

  •
  We did not maintain an economic hedge for our entire investment in the security during some portion or for all of the period.

  •
  There were changes in the derivative valuation assumptions such as interest rates, volatility and dividend policy.

  •
  The magnitude of the difference between the market price of the underlying security to which the derivative relates and the strike price of the derivative.

  •
  The change in the time value component of the derivative value during the period.

COMCAST HOLDINGS CORPORATION AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED JUNE 30, 2005

  •
  The security to which the derivative relates changed due to a corporate reorganization of the issuing company to a security with a different volatility rate.

  •
  The issuing company paid a new or an increased dividend to the shareholders of the security.

Other Income

The increase in other income for the six month period from 2004 to 2005 is primarily due to a $24 million gain on the exchange of one of our equity method investments.

Income Tax Expense

Our income tax rate differs from the statutory rate primarily due to the effects of state income taxes and adjustments to prior year accruals.

Minority Interest

The changes in minority interest for the three and six month interim periods from 2004 to 2005 are attributable to the effects of changes in the net income or loss of our less than wholly owned consolidated subsidiaries and to the minority interests in certain subsidiaries acquired or formed during 2004.

COMCAST HOLDINGS CORPORATION AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED JUNE 30, 2005

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no significant changes to the information required under this Item from what was disclosed in our 2004 Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES

Conclusion regarding disclosure controls and procedures.    Our chief executive officer and co-chief financial officers, after evaluating the effectiveness of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) as of the end of the period covered by this report, have concluded, based on the evaluation of these controls and procedures required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15, that our disclosure controls and procedures were effective.

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
  Certifications of Chief Executive Officer and Co-Chief Financial Officers pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

  32
  Certifications of Chief Executive Officer and Co-Chief Financial Officers pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

COMCAST HOLDINGS CORPORATION AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED JUNE 30, 2005

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

COMCAST HOLDINGS CORPORATION
/s/ LAWRENCE J. SALVA Lawrence J. Salva Senior Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)

Date: August 11, 2005